Form 10-Q
period 2014-06-30
CB Financial Services, Inc.
filed 2014-11-05
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-36706

CB Financial Services, Inc
(Exact name of registrant as specified in its charter)

Pennsylvania	51-0534721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Market Street, Carmichaels, PA	15320
(Address of principal executive offices)	(Zip Code)

(724) 966-5041
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

As of September 30, 2014, the issuer had 2,641,379 shares of common stock outstanding.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014	December 31, 2013
(Dollars in thousands except share data)	(Unaudited)
Assets:
Cash and Due From Banks:
Interest Bearing	$13,060	$7,094
Non-Interest Bearing	8,854	9,323
Investment Securities:
Available-for-Sale	111,104	133,810
Held to Maturity	508	1,006
Loans, Net	382,009	373,764
Premises and Equipment, Net	4,568	4,612
Goodwill	2,158	2,158
Bank-Owned Life Insurance	8,818	8,702
Accrued Interest and Other Assets	7,440	6,017
Total Assets	$538,519	$546,486

Liabilities and Stockholders' Equity:
Deposits:
Demand Deposits	$126,555	$121,210
NOW Accounts	71,373	77,797
Money Market Accounts	103,608	110,174
Savings Accounts	89,384	84,961
Time Deposits	82,239	84,670
Brokered Deposits	1,523	1,523
Total Deposits	474,682	480,335

Short-Term Borrowings	14,913	15,384
Other Borrowed Funds	3,000	4,000
Accrued Interest and Other Liabilities	1,492	1,762
Total Liabilities	494,087	501,481

Stockholders' Equity
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $.4167 Par Value; 35,000,000 Shares Authorized, 2,641,379 and 2,626,864 Shares Issued and Outstanding in 2014 and 2013, Respectively	1,101	1,095
Capital Surplus	6,169	5,969
Retained Earnings	41,641	40,807
Treasury Stock, at Cost (291,884 and 158,884 Shares in 2014 and 2013, Respectively)	(4,999)	(2,103)
Accumulated Other Comprehensive (Loss)Income	520	(763)
Total Stockholders' Equity	44,432	45,005
Total Liabilities and Stockholders' Equity	$538,519	$546,486

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands except share and per share data)	(Unaudited)
Interest and Dividend Income:
Loans, Including Fees	$4,022	$3,770	$7,990	$7,510
Federal Funds Sold	8	4	11	10
Investment Securities:
Taxable	205	205	431	426
Exempt From Federal Income Tax	348	368	703	744
Other Interest and Dividend Income	42	8	68	11
Total Interest and Dividend Income	4,625	4,355	9,203	8,701

Interest Expense:
Deposits	405	489	834	1,016
Federal Funds Purchased	-	1	1	1
Short-Term Borrowings	11	14	20	28
Other Borrowed Funds	27	62	58	125
Total Interest Expense	443	566	913	1,170
Net Interest Income	4,182	3,789	8,290	7,531

Provision For Loan Losses	-	-	-	100
Net Interest Income After Provision for Loan Losses	4,182	3,789	8,290	7,431

Noninterest Income:
Service Fees on Deposit Accounts	508	524	963	987
Commissions	98	79	179	154
Net Gains on Sale of Loans	112	165	198	288
Net Gain on Sale of Real Estate Owned or Repossessed Assets	5	22	5	22
Income from Bank-Owned Life Insurance	58	61	116	121
Other	(2)	25	42	42
Total Noninterest Income	779	876	1,503	1,614

Noninterest Expense:
Salaries and Employee Benefits	1,875	1,830	3,749	3,696
Occupancy	272	276	591	570
Equipment	255	244	527	466
FDIC Assessment	96	95	192	188
PA Shares Tax	87	102	184	198
Contracted Services	91	84	187	170
Legal and Professional Fees	115	80	274	169
Advertising	91	78	180	133
Bankcard Processing Expense	66	65	128	125
Other Real Estate Owned Expense	(13)	36	(13)	56
Merger Related	665	-	665	-
Other	452	458	845	906
Total Noninterest Expense	4,052	3,348	7,509	6,677
Income Before Income Taxes	909	1,317	2,284	2,368
Income Taxes	170	280	466	468

NET INCOME	$739	$1,037	$1,818	$1,900

Earnings Per Share:
Basic	$0.31	$0.42	$0.77	$0.77
Diluted	0.31	0.42	0.77	0.77

Weighted-average Shares Outstanding:
Basic	2,349,047	2,458,434	2,346,643	2,459,914
Diluted	2,352,214	2,475,052	2,353,891	2,475,199

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)	(Unaudited)

Net Income	$739	$1,037	$1,818	1,900
Other Comprehensive Income (Loss):
Unrealized Loss (Gain) on Available-for-Sale Securities, Net of Tax	516	(1,459)	1,283	(1,664)

Total Comprehensive Income	$1,255	$(422)	$3,101	$236

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$1,085	$5,636	$38,623	$(2,103)	$1,229	$44,470
Net Income			1,900			1,900
Other Comprehensive Loss					(1,664)	(1,664)
Exercise of Stock Options	9	322				331
Dividends Declared ($.42 per share)			(1,034)			(1,034)
Balance, June 30, 2013	$1,094	$5,958	$39,489	$(2,103)	$(435)	$44,003

(Dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$1,095	$5,969	$40,807	$(2,103)	$(763)	$45,005
Net Income			1,818			1,818
Other Comprehensive Income					1,283	1,283
Exercise of Stock Options	6	200				206
Dividends Declared ($.42 per share)			(984)			(984)
Treasury Stock Purchased, at Cost				(2,896)		(2,896)
Balance, June 30, 2014	$1,101	$6,169	$41,641	$(4,999)	$520	$44,432

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
(Dollars in thousands)	(Unaudited)

Operating Activities:
Net Income	$1,818	$1,900
Cash Provided by Operating Activities:
Net Amortization on Investments	687	1,001
Depreciation and Amortization	280	311
Provision for Loan Losses	-	100
Income from Bank-Owned Life Insurance	(116)	(121)
Proceeds From Mortgage Loans Sold	8,645	7,391
Originations of Mortgage Loans for Sale	(8,447)	(7,103)
Gains on Sale of Loans	(198)	(288)
Gain on Sale of Other Real Estate Owned and Repossessed Assets	(5)	(22)
Decrease in Accrued Interest Receivable	135	61
Decrease in Prepaid FDIC Assessment	-	653
Decrease in Accrued Interest Payable	(33)	(23)
Deferred Income Tax	(265)	(652)
Decrease (Increase) in Taxes Payable	(119)	263
Other, Net	(471)	144
Net Cash Provided by Operating Activities	1,911	3,615

Investing Activities:
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	33,362	36,860
Purchases of Securities	(9,396)	(21,646)
Investment Securities Held to Maturity:
Proceeds From Principal Repayments and Maturities	495	-
Net Increase in Loans	(9,746)	(16,394)
Purchase of Premises and Equipment	(186)	(90)
Proceeds From Sale of Other Real Estate Owned and Repossessed Assets	59	370
Net Change in Restricted Equity Securities	(204)	(301)
Net Cash Provided by (Used In) Investing Activities	14,384	(1,201)

Financing Activities
Net Decrease in Deposits	(5,653)	(7,854)
Net Decrease in Short-Term Borrowings	(471)	(1,611)
Principal Payments on Other Borrowed Funds	(1,000)	-
Cash Dividends Paid	(984)	(1,034)
Treasury Stock, purchases at cost	(2,896)	-
Exercise of Stock Options	206	331
Net Cash Used in Financing Activities	(10,798)	(10,168)
Increase (Decrease) in Cash and Equivalents	5,497	(7,754)
Cash and Equivalents, beginning of period	16,417	25,296
Cash and Equivalents, end of period	$21,914	$17,542

See Notes to the Unaudited Consolidated Financial Statements.

Notes to the Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc. and its wholly owned subsidiary, Community Bank (the “Bank”). CB Financial Services, Inc. and Community Bank are collectively referred to as “CB” or the “Company”. All intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All of these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. Interim results are not necessarily indicative of results for a full year.

Nature of Operations

The Company derives substantially all its income from banking and bank-related services which include interest earnings on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest earnings on investment securities and fees generated from deposit services to its customers. The Company provides banking services primarily to communities in Greene, Washington and Allegheny Counties located in southwestern Pennsylvania.

Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to fair value of investment securities available for sale, determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, other-than-temporary impairment evaluations of securities, the valuation of deferred tax assets, and the valuation of goodwill impairment.

Revenue Recognition

Income on loans and investments is recognized as earned on the accrual method. Service charges and fees on deposit accounts are recognized at the time the customer account is charged. Gains and losses on sales of mortgages are based on the difference between the selling price and the carrying value of the related mortgage sold.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company’s business activities are currently confined to one operating segment, community banking.

Cash and Due From Banks

Included in Cash and Due From Banks are required federal reserves of $416,000 and $388,000 at June 30, 2014 and December 31, 2013, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of cash on hand and/or balances maintained directly with the Federal Reserve Bank.

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intentions and ability, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and the ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount which are computed using a level yield method and recognized as adjustments to interest income. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized securities gains and losses, if any, are computed using the specific identification method. Declines in the fair value of individual securities below amortized cost that are other than temporary will result in write-downs of the individual securities to their fair value. Any related write-downs will be included in earnings as realized losses. Interest and dividends on investment securities are recognized as income when earned.

Common stock of the Federal Home Loan Bank (“FHLB”) and Atlantic Community Bankers’ Bank (“ACBB”) represents ownership in organizations which are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in Accounting Standards Codification (“ASC”) Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Included in Accrued Interest and Other Assets are FHLB stock of $1.9 million and $1.7 million at June 30, 2014 and December 31, 2013, respectively, and ACBB stock of $40,000 at June 30, 2014 and December 31, 2013.

The Company periodically evaluates its FHLB and ACBB investments for possible impairment based on, among other things, the capital adequacy of the FHLB and ACBB and their overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at June 30, 2014 and December 31, 2013 and, therefore, determined that FHLB and ACBB stock were not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB and ACBB stock in the foreseeable future.

Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding net of deferred loan fees and the allowance for loan losses. The Company’s loan portfolio is segmented to enable management to monitor risk and performance. The real estate loans are further segregated into three classes. Residential mortgages include those secured by residential properties, while commercial mortgages consist of loans to commercial borrowers secured by commercial or residential real estate. Construction loans typically consist of loans to build commercial buildings and acquire and develop residential real estate. The commercial, industrial and agricultural segment consists of loans to finance the activities of commercial or agricultural customers. The consumer segment consists primarily of indirect auto loans, home equity loans, installment loans and overdraft lines of credit.

Residential mortgage and construction loans are typically longer-term loans and, therefore, generally, present greater interest rate risk than the consumer and commercial loans. Under certain economic conditions, housing values may decline, which may increase the risk that the collateral values are not sufficient. Commercial real estate loans generally present a higher level of risk than loans secured by residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of commercial real estate loans is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. Commercial, industrial and agricultural loans are generally secured by business assets, inventories, accounts receivable, etc, which present collateral risk. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan.

Accrual of interest on loans is generally discontinued when it is determined that a reasonable doubt exists as to the collectibility of principal, interest, or both. Payments received on nonaccrual loans are recorded as income or applied against principal according to management’s judgment as to the collectibility of such principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Company uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Those loans that represent a specific allocation of the allowance for loan losses are placed in the Doubtful category. Any loan that has been charged off is placed in the Loss category.

In the normal course of business, the Company modifies loan terms for various reasons. These reasons may include as a retention strategy to compete in the current interest rate environment, and to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered to be a troubled debt restructuring (TDR) when the Company has determined that the borrower is experiencing financial difficulties. The Company evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination, a credit review is performed to assess the ability of the borrower to meet their obligations.

When the Company restructures a loan to a troubled borrower, the loan terms (i.e. interest rate, payment, amortization period and/or maturity date) are modified in such a way to enable the borrower to cover the modified debt service payments based on current financials and cash flow adequacy. If the hardship is thought to be temporary, then modified terms are offered only for that time period. Where possible, the Company obtains additional collateral and/or secondary payment sources at the time of the restructure. To date, the Company has not forgiven any principal as a restructuring concession. The Company will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default.

All loans designated as TDRs are considered impaired loans and may be in either accruing or non-accruing status. The Company’s policy for recognizing interest income on TDRs does not differ from its overall policy for interest recognition. TDRs are considered to be in payment default if, subsequent to modification, the loans are transferred to non-accrual status. Loans may be removed from TDR status in the calendar year following the modification if the interest rate at the time of modification was consistent with the interest rate for a loan with comparable credit risk and the loan has performed according to to its modified terms for at least six consecutive months.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Loan origination and commitment fees as well as certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan’s yield. These amounts are being amortized over the contractual lives of the related loans.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance based on losses in the current loan portfolio, which includes an assessment of economic conditions, changes in the nature and volume of the loan portfolio, loan loss experience, volume and severity of past due, classified and nonaccrual loans as well as other loan modifications, quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors, existence and effect of any concentrations of credit and changes in the level of such concentrations, effect of external factors, such as competition and legal and regulatory requirements and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. Additions are made to the allowance through periodic provisions charged to income and recovery of principal and interest on loans previously charged-off. Losses of principal are charged directly to the allowance when a loss actually occurs or when a determination is made that the specific loss is probable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance through a charge to the provision for loan losses. Any reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in the allowance for loan losses on the consolidated Statement of Condition.

This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans. An unallocated component is maintained to cover uncertainties that could affect the Company’s estimate of probable losses.

Generally, management considers all nonaccrual loans and certain renegotiated debt, when it exists, for impairment. The maximum period without payment that typically can occur before a loan is considered for impairment is ninety days. The past due status of loans receivable is determined based on contractual due dates for loan payments.

The Company grants commercial, residential, and other consumer loans to customers throughout Greene, Washington, and Allegheny Counties in Pennsylvania. Although the Company has a diversified loan portfolio at June 30, 2014 and December 31, 2013, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is principally computed on the straight-line method over the estimated useful lives of the related assets, which range from three to seven years for furniture, fixtures, and equipment and 27.5 to 40 years for building premises. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease terms, which range from seven to fifteen years. Expenditures for maintenance and repairs are charged to expense when incurred while costs of major additions and improvements are capitalized.

Bank-Owned Life Insurance

The Company is the owner and beneficiary of bank owned life insurance (“BOLI”) policies on certain employees. The earnings from the BOLI policies are recognized as a component of other income. The BOLI policies are an asset that can be liquidated, if necessary, with tax costs associated. However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Real Estate Owned

Real estate owned acquired in settlement of foreclosed loans is carried as a component of other assets at the lower of cost or fair value minus estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against operating expenses. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance, FASB ASC 740 Topic, “Income Taxes”. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination, the term more likely than not means a likelihood of more than fifty percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion of all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Goodwill

The Company accounts for goodwill in accordance with FASB ASC Sub-Topic 350-20, “Intangibles - Goodwill and Other”. This statement, among other things, requires a two-step process for testing the impairment of goodwill for each reporting unit on at least an annual basis. The Company performs an annual impairment analysis of goodwill. Based on the fair value of each reporting unit that has goodwill, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in the first six months of 2014 or during 2013.

Mortgage Service Rights (“MSRs”)

The Company has agreements for the express purpose of selling loans in the secondary market. The Company maintains all servicing rights for these loans. Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized in proportion to other assets on the Consolidated Statement of Financial Condition. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. The carrying and fair values of the MSRs and related amortization is not significant for financial reporting purposes.

Treasury Stock

The purchase by the Company of the Company’s outstanding common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the average cost basis, with any excess proceeds being credited to Capital Surplus.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains or losses on the available-for-sale securities portfolio and unrealized income (losses) related to factors other than credit on debt securities.

Earnings Per Share

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing the reported net income as the numerator and weighted average shares outstanding as the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any options, warrants, and convertible securities are adjusted for in the denominator. Treasury shares are not deemed outstanding for earnings per share calculations.

Stock Options

The Company maintained stock option plans for key officers, employees, and nonemployee directors. There were no stock options outstanding as of June 30, 2014. All stock option plans have expired.

Stock compensation accounting guidance, FASB ASC Topic 718, “Compensation – Stock Compensation,” requires that the compensation cost relating to share based payment transactions be recognized in financial statements. The cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of the grant is used for restricted stock awards.

Cash Flow Information

The Company has defined cash equivalents as those amounts due from depository institutions, interest-bearing deposits with other banks with maturities of less than 90 days, and federal funds sold. Cash payments for interest on deposits, short-term borrowings, and other borrowed funds were $946,000 and $1.2 million for the first six month of 2014 and 2013, respectively. Cash payments for income taxes made were $850,000 in the six months ending June 30, 2014. No cash payments for income taxes were made in the six months ending June 30, 2013. Tranfers from loans to real estate owned and repossessed assets in the first six months of 2014 were $1.5 million and $1.0 million in 2013.

Advertising Costs

Advertising costs are expensed as incurred.

Reclassifications

Certain comparative amounts for the prior year have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income or stockholders’ equity.

Recent Accounting Standards

In December 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-12, “Definition of a Public Business Entity – an Addition to the Master Glossary.” The primary purposes of this update are to (1) amend the Master Glossary of the FASB Accounting Standards Codification® to include one definition of public business entity for future use in U.S. GAAP. The amendment does not affect existing requirements however, this definition will be used by the FASB, the Private Company Council (PCC), and the Emerging Issues Task Force (EITF) in specifying the scope of future financial accounting and reporting guidance; and (2) Identify the types of business entities that are excluded from the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). Other types of entities that are excluded from the scope of the Guide include not-for-profit entities within the scope of Topic 958 and employee benefit plans within the scope of Topics 960 through 965 on plan accounting. Business entities that are within the scope of the Guide are those for which the FASB and the PCC will consider potential financial accounting and reporting alternatives within U.S. GAAP.

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. For entities other than public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015 and are not expected to have a significant impact on the Company’s financial statements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” which will require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, either on the face of the statement where net income is presented or in the notes to the financial statements. For entities other than public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2014 and are not expected to have a significant impact on the Company’s financial statements

Note 2. Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Operations will be used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-Average Common Shares Outstanding	2,639,115	2,617,318	2,637,057	2,618,798

Average Treasury Stock Shares	(290,068)	(158,884)	(290,414)	(158,884)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	2,349,047	2,458,434	2,346,643	2,459,914

Additional Common Stock Equivalents Stock Options Used to Calculate Diluted Earnings Per Share	3,167	16,618	7,248	15,285
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	2,352,214	2,475,052	2,353,891	2,475,199

Note 3. Investment Securities

The amortized cost and fair value of investment securities available-for-sale at the dates indicated are as follows (dollars in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$56,990	$116	$(157)	$56,949
Equity Securities - Mutual Funds	500	11	-	511
Equity Securities - Other	519	74	(3)	590
Obligations of States and Political Subdivisions	46,933	897	(221)	47,609
Mortgage-Backed Securities - Government-Sponsored Enterprises	5,374	71	-	5,445
Total Available-for-Sale Investments	$110,316	$1,169	$(381)	$111,104

December 31, 2013
U.S. Government Agencies	$77,559	$8	$(1,273)	$76,294
Equity Securities - Mutual Funds	500	35	-	535
Equity Securities - Other	510	47	(4)	553
Obligations of States and Political Subdivisions	50,481	659	(637)	50,503
Mortgage-Backed Securities - Government-Sponsored Enterprises	5,916	41	(32)	5,925
Total Available-for-Sale Investments	$134,966	$790	$(1,946)	$133,810

The amortized cost and fair value of investment securities held to maturity at the dates indicated are as follows (dollars in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$508	$1	$-	$509

December 31, 2013
Obligations of States and Political Subdivisions	$1,006	$3	$-	$1,009

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands):

	Less than Twelve Months			Twelve Months or More			Total
June 30, 2014	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	2	$6,191	$(26)	8	$22,846	$(131)	10	$29,037	$(157)
Equity Securities - Other	1	42	(2)	1	49	(1)	2	91	(3)
Obligations of States and Political Subdivisions	5	1,659	(6)	25	15,398	(215)	30	17,057	(221)
Mortgage-Backed Securities - Government-Sponsored Enterprises	-	-	-	-	-	-	-	-	-
Total Securities Temporarily Impaired	8	$7,892	$(34)	34	$38,293	$(347)	42	$46,185	$(381)

	Less than Twelve Months			Twelve Months or More			Total
December 31, 2013	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	21	$52,407	$(1,043)	4	$7,834	$(230)	25	$60,241	$(1,273)
Equity Securities - Other		85	(4)		-	-		85	(4)
Obligations of States and Political Subdivisions	28	16,489	(409)	16	8,052	(228)	44	24,541	(637)
Mortgage-Backed Securities - Government-Sponsored Enterprises	2	5,028	(32)	-	-	-	2	5,028	(32)
Total Securities Temporarily Impaired	51	$74,009	$(1,488)	20	$15,886	$(458)	71	$89,895	$(1,946)

For debt securities, the Company does not believe any individual unrealized loss as of June 30, 2014 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost and the financial condition of the issuer. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The scheduled maturities of investment securities available-for-sale and held to maturity as of the dates indicated are summarized as follows (dollars in thousands):

	Available-for-Sale		Held to Maturity
June 30, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$1,370	$1,380	$508	$509
Due after One Year through Five Years	25,049	25,039	-	-
Due after Five Years through Ten Years	50,579	50,700	-	-
Due after Ten Years	33,318	33,985	-	-
Total	$110,316	$111,104	$508	$509

	Available-for-Sale		Held to Maturity
December 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$3,125	$3,198	$-	$-
Due after One Year through Five Years	29,219	29,057	513	514
Due after Five Years through Ten Years	66,810	65,783	-	-
Due after Ten Years	35,812	35,772	493	495
Total	$134,966	$133,810	$1,006	$1,009

Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date, but have been included in the Due After Ten Years Category.

Note 4. – Loans and Related Allowance for Loan Loss

Major classifications of loans as of the dates indicated are (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Real Estate:
Residential	$165,456	42.7%	$164,245	43.3%
Commercial	95,208	24.6	95,333	25.1
Construction	10,911	2.8	10,367	2.8
Commercial, Industrial, and Agricultural	45,312	11.7	41,719	11.0
Consumer	61,937	16.0	59,101	15.6
Other	8,525	2.2	8,381	2.2
Total Loans	387,349	100.0%	379,146	100.0%

Allowance for Loan Losses	(5,340)		(5,382)
Net Loans	$382,009		$373,764

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $57.8 million and $53.0 million at June 30 2014 and December 31, 2013, respectively.

Loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated are (dollars in thousands):

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$164,614	$283	$559	$-	$165,456
Commercial	77,677	13,938	435	3,158	95,208
Construction	9,513	34	-	1,364	10,911
Commercial, Industrial and Agricultural	41,613	3,390	-	309	45,312
Consumer	61,931	-	6	-	61,937
Other	8,525	-	-	-	8,525
Total	$363,873	$17,645	$1,000	$4,831	$387,349

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$163,234	$397	$604	$10	$164,245
Commercial	78,324	11,859	335	4,815	95,333
Construction	6,712	2,178	-	1,477	10,367
Commercial, Industrial and Agricultural	37,924	3,480	-	315	41,719
Consumer	59,084	-	17	-	59,101
Other	8,381	-	-	-	8,381
Total	$353,659	$17,914	$956	$6,617	$379,146

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated (dollars in thousands):

June 30, 2014	Loans Current	30-59 Days Past Due	60-89 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Real Estate:
Residential	$164,844	$316	$-	$316	$296	$165,456
Commercial	93,763	176	-	176	1,269	95,208
Construction	10,546	-	-	-	365	10,911
Commercial, Industrial and Agricultural	45,305	7	-	7	-	45,312
Consumer	61,802	109	19	128	7	61,937
Other	8,525	-	-	-	-	8,525
Total	$384,785	$608	$19	$627	$1,937	$387,349

December 31, 2013	Loans Current	30-59 Days Past Due	60-89 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Real Estate:
Residential	$163,626	$173	$107	$280	$339	$164,245
Commercial	91,686	592	390	982	2,665	95,333
Construction	10,002	-	-	-	365	10,367
Commercial, Industrial and Agricultural	41,711	8	-	8	-	41,719
Consumer	58,789	288	7	295	17	59,101
Other	8,381	-	-	-	-	8,381
Total	$374,195	$1,061	$504	$1,565	$3,386	$379,146

A summary of the loans considered to be impaired as of the dates indicated are as follows (dollars in thousands):

June 30, 2014	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Real Estate:
Residential	$9	$-	$20	$20	$-
Commercial	3,152	493	3,277	3,298	61
Construction	1,365	201	1,365	1,415	28
Commercial, Industrial and Agricultural	309	248	309	312	11
Consumer	-	-	-	-	-
Total Impaired Loans	$4,835	$942	$4,971	$5,045	$100

December 31, 2013	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Real Estate:
Residential	$65	$-	$86	$94	$5
Commercial	5,407	640	5,693	5,960	245
Construction	1,477	265	1,477	1,692	54
Commercial, Industrial and Agricultural	315	253	315	316	13
Consumer	-	-	-	-	-
Total Impaired Loans	$7,264	$1,158	$7,571	$8,062	$317

Loans classified as TDRs consisted of three loans totaling $840,000 and two loans totaling $543,000 at June 30, 2014 and December 31, 2013, respectively. The following table presents the volume and recorded investment at the time of modification of the TDRs by class and type of modification that occurred during the periods indicated are (dollars in thousands):

Six Months Ended June 30, 2014	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, Industrial and Agricultural	1	$309	1	$309	-	-
Total	1	$309	1	$309	-	$-

Year Ended December 31, 2013	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real Estate
Commercial	1	$259	1	$259	-	-
Total	1	$259	1	$259	-	-

The activity in the Allowance for Loan Loss summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential losses for the three and six months ended June 30, 2014 and June 30, 2013 are as follows (dollars in thousands):

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial Industrial and Agricultural	Consumer	Unallocated	Total

Allowance for Loan Losses:
March 31, 2014	$1,481	$1,703	$355	$1,014	$580	$239	$5,372
Charge-offs	(10)	-	-	-	(30)	-	(40)
Recoveries	-	-	-	1	7	-	8
Provision	7	9	(62)	12	14	20	-
June 30, 2014	$1,478	$1,712	$293	$1,027	$571	$259	$5,340

December 31, 2013	$1,481	$1,703	$355	$1,013	$592	$238	$5,382
Charge-offs	(10)	-	-	-	(66)	-	(76)
Recoveries	1	-	-	2	31	-	34
Provision	6	9	(62)	12	14	21	-
June 30, 2014	$1,478	$1,712	$293	$1,027	$571	$259	$5,340

Individually Evaluated for Impairment	$-	$493	$201	$248	$-	$-	$942
Collectively Evaluated for Potential Losses	1,478	1,219	92	779	571	259	4,398
Total Allowance for Loan Losses	$1,478	$1,712	$293	$1,027	$571	$259	$5,340

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial Industrial and Agricultural	Consumer	Unallocated	Total

Allowance for Loan Losses:
March 31, 2013	$1,272	$2,154	$304	$866	$361	$489	$5,446
Charge-offs	(38)	-	-	(106)	(14)	-	(158)
Recoveries	86	14	-	21	24	-	145
Provision	(21)	(152)	2	267	42	(138)	-
June 30, 2013	$1,299	$2,016	$306	$1,048	$413	$351	$5,433

December 31, 2012	$2,215	$2,051	$326	$1,043	$320	$(51)	$5,904
Charge-offs	(181)	(436)	-	(106)	(40)	-	(763)
Recoveries	86	14	-	35	57	-	192
Provision	(821)	387	(20)	76	76	402	100
June 30, 2013	$1,299	$2,016	$306	$1,048	$413	$351	$5,433

Individually Evaluated for Impairment	$-	$376	$211	$118	$-	$-	$705
Collectively Evaluated for Potential Losses	1,299	1,640	95	930	413	351	4,728
Total Allowance for Loan Losses	$1,299	$2,016	$306	$1,048	$413	$351	$5,433

Major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential losses as of the dates indicated are as follows (dollars in thousands):

June 30, 2014	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial Industrial and Agricultural	Consumer	Other	Total
Individually Evaluated for Impairment	$9	$3,152	$1,365	$309	$-	$-	$4,835

Collectively Evaluated for Impairment	165,447	92,056	9,546	45,003	61,937	8,525	382,514
	$165,456	$95,208	$10,911	$45,312	$61,937	$8,525	$387,349

December 31, 2013	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial Industrial and Agricultural	Consumer	Other	Total
Individually Evaluated for Impairment	$65	$5,407	$1,477	$315	$-	$-	$7,264

Collectively Evaluated for Impairment	164,180	89,926	8,890	41,404	59,101	8,381	371,882
	$164,245	$95,333	$10,367	$41,719	$59,101	$8,381	$379,146

Note 5. Deposits

The following table shows the maturities of time deposits for the next five years and beyond as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
December 31, 2014	$14,781	$33,642
December 31, 2015	25,757	19,016
December 31, 2016	15,852	11,126
December 31, 2017	8,930	7,394
December 31, 2018	7,601	7,128
Beyond December 31, 2018	9,318	6,364
Total	$82,239	$84,670

The balances in Time deposits with balances of $100,000 or more totaled $35.2 million and $35.3 million as of June 30, 2014 and December 31, 2013, respectively.

Note 6. Federal Funds Purchases and Short-Term Borrowings

The components of federal funds purchased and short-term borrowings as of the dates indicated are summarized as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Federal Funds Purchased
Balance at Period-End	$-	-	$-	-
Average Balance Outstanding During the Year	620	0.45%	672	0.47%
Maximum Amount Outstanding at any Month-End	1,850		4,100

Securities Sold Under Agreements to Repurchase Balance at Period-End	$14,913	0.27%	$15,384	0.28%
Average Balance Outstanding During the Year	15,197	0.27%	21,035	0.27%
Maximum Amount Outstanding at any Month-End	17,301		25,683
Securities Collaterizing the Agreements at Period-End:
Carrying Value	20,535		25,399
Market Value	20,482		24,921

Note 7. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the FHLB as follows (dollars in thousands):

Description	Maturity	Weighted Average Interest Rate	June 30,2014	December 31, 2013

CLP - Fixed	February 25, 2014	2.26%	$-	$1,000
CLP - Fixed	February 25, 2015	2.71%	1,000	1,000
CLP - Fixed	September 5, 2015	4.05%	2,000	2,000
			$3,000	$4,000

As of June 30, 2014, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $177.0 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $20.0 million as of June 30, 2014 and December 31, 2013.

A Borrower-In-Custody of Collateral agreement was entered into with the Federal Reserve Bank for a $40.0 million Line of Credit in 2009. This credit agreement requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by Commercial and Consumer Indirect Loans. As June 30, 2014 this facility had not been used.

The contractual maturities of these borrowings as of the following dates are (dollars in thousands):

	June 30, 2014	December 31, 2013
Due in One Year	$1,000	$1,000
Due After One Year But Within Five Years	2,000	3,000
Due From Five Years to Ten Years	-	-
Total	$3,000	$4,000

Note 8. Employee Benefits

Savings and Profit Sharing Plan

The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4 percent of an employee’s contribution at the rate of $0.25 on the dollar. All employees who work over 1,000 hours per year are eligible to participate in the plan. The Company made no contribution in the first six months of 2014 and $42,000 in 2013 to this plan. In 2009, the 401(k) Plan was enhanced to include a “safe harbor” provision and a discretionary retirement contribution. The Company made no contributions in the first six months of 2014 and $422,000 for the enhanced portion of the 401(k) Plan in 2013.

Stock Option Plan

The Company maintained an Incentive Stock Option Plan for executive management, a Supplemental Stock Option Plan for all full-time employees, and a Directors’ Stock Option Plan for all outside directors. All three plans provided for the granting of options at the discretion of the Board of Directors, and all options typically had expiration terms of ten years subject to certain extensions and early terminations. Under the Incentive Stock Option Plan, the first option grants were awarded on May 17, 2000. First option grants under the Supplemental Stock Option Plan and the Directors’ Stock Option Plan were awarded on May 16, 2001. The per share exercise price of an option granted cannot be less than the fair value of a share of common stock at the time the option is granted. The Company has a policy of issuing new shares to satisfy share option exercises. All stock option plans have expired. No tax benefits were realized for the tax deductions from non-qualifying stock options exercised for the periods ended, March 31, 2014, December 31, 2013 and 2012, respectively.

The following table presents shares data related to the stock plans for the periods indicated:

2014		Weighted Average Exercise Price
Outstanding, January 1	14,515	$14.25
Granted	-	-
Exercised	(14,515)	14.25
Forfeited	-
Outstanding, June 30	-	-
Exercisable, June 30	-	-

2013		Weighted Average Exercise Price
Outstanding, January 1	38,320	$14.48
Granted	-	-
Exercised	(23,405)	14.62
Forfeited	(400)	14.50
Outstanding, December 31	14,515	$14.25
Exercisable, December 31	14,515	$14.25

At June 30, 2014, there were no unexercised stock options. At June 30, 2014 and December 31, 2013, the Company did not have any unvested stock options outstanding.

Note 9. Commitments and Contingent Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business primarily to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and performance letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and performance letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The unused and available credit balances of financial instruments whose contracts represent credit risk at June 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	June 30,	December 31,
	2014	2013
Standby Letters of Credit	$912	$693
Performance Letters of Credit	1,253	1,534
Construction Mortgages	7,806	9,939
Personal Lines of Credit	5,484	5,502
Overdraft Protection Lines	6,547	6,552
Home Equity Lines of Credit	8,562	8,155
Commercial Lines of Credit	38,891	42,393
Total	$69,455	$74,768

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets.

Note 10. Fair Value Disclosure

FASB ASC 820 “Fair Value Measurement” defines fair value and provides the framework for measuring fair value and required disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the market date. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in valuation methods to determine fair value. The three levels of fair value hierarchy are as follows:

Level I –	Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets. These generally provide the most reliable evidence and are used to measure fair value whenever available.

Level II –	Fair value is based on significant inputs, other than Level I inputs, that are observable either directly or indirectly for substantially the full term of the asset through corroboration with observable market data. Level II inputs include quoted market prices in active markets for similar assets, quoted market prices in markets that are not active for identical or similar assets, and other observable inputs.

Level III –	Fair value would be based on significant unobservable inputs. Examples of valuation methodologies that would result in Level III classification include option pricing models, discounted cash flows, and other similar techniques.

This hierarchy requires the use of observable market data when available. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.

The following table presents the assets and liabilities reported on the statement of financial condition at their fair value as of the dates indicated by level within the fair value hierarchy. As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. (Dollars in thousands)

June 30, 2014	Level I	Level II	Level III	Total
Available for Sales Securities:
U.S. Government Agencies	$-	$56,949	$-	$56,949
Equity Securities - Mutual Funds	511	-	-	511
Equity Securities - Other	590		-	590
Obligations of States and Political Subdivisions	-	47,609	-	47,609
Mortgage-Backed Securities - Government-Sponsored Enterprises	-	5,445	-	5,445
Total Available for Sale Securities	$1,101	$110,003	$-	$111,104

December 31, 2013	Level I	Level II	Level III	Total
Available for Sales Securities:
U.S. Government Agencies	$-	$76,294	$-	$76,294
Equity Securities - Mutual Funds	535	-	-	535
Equity Securities - Other	553		-	553
Obligations of States and Political Subdivisions	-	50,503	-	50,503
Mortgage-Backed Securities - Government-Sponsored Enterprises	-	5,925	-	5,925
Total Available for Sale Securities	$1,088	$132,722	$-	$133,810

The following tables present the assets measured on a nonrecurring basis on the Consolidated Statement of Financial Condition at their fair value as of the dates indicated by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs (dollars in thousands):

June 30, 2014	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$-	$3,893	$3,893

December 31, 2013	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$-	$6,106	$6,106
OREO	-	-	229	229

Impaired Loans and Other Real Estate Owned

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At June 30, 2014 and December 31, 2013, the fair value of impaired loans consists of the loan balance of $4.8 million and $7.3 million less their specific valuation allowances of $942,000 and $1.2 million, respectively.

For Level III assets and liabilities measured at fair value on a recurring or non- recurring basis as of June 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

Level III	Fair Value at June 30, 2014	Valuation Techniques	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$3,893	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)

(1) Range would include discounts taken since appraisal and estimated values

Level III	Fair Value at December 31, 2013	Valuation Techniques	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$3,833	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	229	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1) Range would include discounts taken since appraisal and estimated values

Financial instruments are defined as cash, evidence of an ownership in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses and other factors, as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated fair values are based may have significant impact on the resulting estimated fair values.

As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available, based upon the following assumptions:

Cash and Due From Banks, Restricted Stock, Bank-Owned Life Insurance, Accrued Interest Receivable, Short-Term Borrowings, and Accrued Interest Payable

The fair value is equal to the current carrying value.

Investment Securities

The fair value of investment securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans, credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities

The fair values disclosed for demand deposits, are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Borrowed Funds

Fair values of borrowed funds are estimated using discounted cash flow analyses based on current market rates for similar types of borrowing arrangements.

Commitments to Extend Credit

These financial instruments are generally not subject to sale and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 9.

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

		June 30, 2014		December 31, 2013
	Valuation Method Used	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Interest Bearing	Level I	$13,060	$13,060	$7,094	$7,094
Non-Interest Bearing	Level I	8,854	8,854	9,323	9,323
Investment Securities:
Available for Sale	See Above	111,104	111,104	133,810	133,810
Held to Maturity	Level II	508	509	1,006	1,009
Loans, Net	Level III	382,009	393,252	373,764	384,664
Restricted Stock	Level II	1,934	1,934	1,770	1,770
Bank-Owned Life Insurance	Level II	8,818	8,818	8,702	8,702
Accrued Interest Receivable	Level I	1,685	1,685	1,866	1,866

Financial Liabilities:
Deposits	Level III	474,682	455,818	480,335	482,704
Short-term Borrowings	Level I	14,913	14,913	15,384	15,384
Other Borrowed Funds	Level III	3,000	3,103	4,000	4,148
Accrued Interest Payable	Level I	233	233	267	267

Off-Balance Sheet Instruments, Commitments to Extend Credit	Level III	$-	$-	$-	$-

Note 11. Parent Only Financial Statements

The Unaudited Parent Only Financial Statements are presented in the following tables:

Statement of Financial Condition

(Dollars in thousands)	June 30, 2014	December 31, 2013
ASSETS
Cash and Due From Banks:	$25	$973
Investment Securities, Available-for-Sale	590	553
Investment in Community Bank	43,629	43,494
Other Assets	200	-
TOTAL ASSETS	$44,444	$45,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities	-	15
Stockholders’ Equity	44,444	45,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,444	$45,020

Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Interest and Dividend Income	$10	$6	$16	$8
Earnings from Subsidiary Bank	1,181	1,032	2,255	1,894
Noninterest Expense	(664)	(1)	(665)	(2)

Income Before Income Taxes	527	1,037	1,606	1,900

Income Tax Benefit	224	-	224	-

Net Income	$751	$1,037	$1,830	$1,900

Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013

	June 30,
(Dollars in thousands)	2014	2013

OPERATING ACTIVITIES
Net Income	$1,830	$1,900
Cash Provided by Operating Activities:
Undistributed net loss (income) of subsidiary	1,130	(860)
(Increase) Decrease in Other Assets	(225)	18
(Decrease) Increase in Other Liabilities	-	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,735	1,058

INVESTING ACTIVITIES
Purchases of Securities	(9)	(513)
NET CASH USED IN INVESTING ACTIVITIES	(9)	(513)

FINANCING ACTIVITIES
Cash Dividends Paid	(985)	(1,035)
Treasury Stock Purchases, at cost	(2,896)	-
Exercise of Stock Options	207	330
NET CASH USED IN FINANCING ACTIVITIES	(3,674)	(705)

DECREASE IN CASH AND EQUIVALENTS	(948)	(160)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	973	1,124

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25	$964

Note 12. Proposed Merger Announcement

On April 14, 2014, CB Financial Services, Inc. (“CB Financial”), a Carmichaels, Pennsylvania based holding company for Community Bank and FedFirst Financial, a Pennsylvania based holding company for First Federal Savings Bank, announced the signing of an Agreement and Plan of Merger (“Merger Agreement”) under which FedFirst Financial will merge with and into CB Financial in a cash and stock transaction valued at approximately $54.5 million. Under the terms of the Merger Agreement, stockholders of FedFirst Financial will be entitled to elect to receive $23.00 in cash or shares of CB Financial common stock based on a fixed exchange rate of 1.1590 shares of CB Financial common stock for each share of FedFirst Financial common stock, subject to proration to ensure that at closing 65% of the outstanding shares of FedFirst Financial common stock are exchanged for shares of CB Financial common stock and the remaining 35% are exchanged for cash. The merger was completed on October 31, 2014.

First Federal Savings Bank, a federally-chartered savings bank operated seven offices in Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania. At June 30, 2014, FedFirst Financial had total consolidated assets of approximately $331.0 million.

The Company incurred $665,000 of merger-related expenses for the three and six months ended June 30, 2014. Expenses consisted of professional services related to investment banker and legal fees and audit and accounting fees. The Company expects to incur additional expenses prior to the completion of the transaction including, but not limited to additional investment banker, legal and other professional fees and fees related to data processing, occupancy and various other contracts.

Note 13. Subsequent Event.

On October 30, 2014, the sale of a $1.5 million property held in other real estate owned resulted in a gain on sale and increased pre-tax income of $840,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s definitive prospectus filed with the SEC.

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the Company’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following:

•	General and local economic conditions
•	Changes in interest rates, deposit flows, demand for loans, real estate values and competition;
•	Competitive products and pricing;
•	The ability of our customers to make scheduled loan payments;
•	Loan delinquency rates;
•	Our ability to manage the risks involved in our business;
•	Inflation, market and monetary fluctuations;
•	CB Financial’s ability to control costs and expenses;
•	Changes in federal and state legislation and regulation (i. e. the effect of new capital standards to be imposed by banking regulators and the implementation of the Dodd-Frank act);
•	The requisite shareholder or regulatory approval of the proposed merger with FedFirst Financial Corporation may not be received or other conditions to the completion of the merger might not be satisfied or waived;
•	Operations will continue to be impacted until the merger transaction is either consummated or terminated.

The Company assumes no obligation to update any forward-looking statements.

General

CB Financial Services, Inc. is a bank holding company established in 2006. CB Financial’s business activity is conducted through its wholly owned banking subsidiary Community Bank (“the Bank”). All significant intercompany transactions have been eliminated.

The Bank is a Pennsylvania-chartered commercial bank. The Bank is regulated by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The Bank operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from full-service locations in southwestern Pennsylvania.

Community Bank’s website address is www.communitybank.tv. Information on the website is not and should not be considered a part of this Form 10-Q.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2014 compared to the financial condition as of December 31, 2013 and the consolidated results of operations for the three and six months ended June 30, 2014 and 2013.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we earn on loans and investments and the interest expense we pay on deposits and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on these balances.

Our operations are also affected by noninterest income, such as service fees and gains and losses on the sales of securities and loans, our provision for loan losses, and noninterest expenses which include salaries and employee benefits, occupancy and equipment costs, professional fees, and other general and administrative expenses.

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in the southwestern Pennsylvania market area where we have seen moderate growth in recent years.

While the recession is officially over and improvements have been noted in the housing market and unemployment rate, this has not yet resulted in sustained economic growth or a strong economy. The Federal Reserve is still actively managing interest rates at a very low level. The Fed Funds rate has remained at 0.00% to 0.25% for more than five years. The Federal Reserve has indicated that the Fed Funds rate will remain low until its dual mandates of maximum employment and a 2% inflation rate are achieved, and as such, this rate is not expected to increase until the latter part of 2015 or beyond. At the December 2013 meeting of the Federal Open Market Committee (“FOMC”), the Federal Reserve began to taper its quantitative easing (“QE”) program by reducing its purchases of mortgage-backed securities and treasury bonds by $10 billion per month. This program was further reduced by the FOMC at each subsequent meeting with the program anticipated to end by December 2014. Current interest rates on residential mortgage loans remain very low compared to historical yields, and the rates have declined since January 2014. Despite the recent decline in interest rates on residential mortgage loans, the current interest rates have increased by approximately 60 basis points in the past 15 months, which has resulted in a decline in mortgage loan originations and refinance activity. We continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

Numerous legislative actions have occurred since October 2008, including the Dodd-Frank Act, and have been taken in response to the financial crisis affecting the banking system and financial markets. While we do not know all the possible outcomes from these initiatives, we can anticipate CB Financial will need to dedicate more resources to ensure compliance with the new legislation and regulations, which may impact profitability. There can be no assurance as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations. We remain active in monitoring these developments and supporting the interests of our shareholders.

Management Strategy

Our reputation. Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Southwestern Pennsylvania with over 113 years of service to our communities. Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branch network. We currently have nine full service branch offices in our market area. Our branch offices are strategically located in geographic areas to service our customer base and garner loan and deposit volume. Customers are served not only by our physical branch locations but also by our on-line banking products and services. We continue to evaluate and enhance the technology supporting our customer service. We are committed to making investments in technology and we believe that it represents an efficient way to deploy a portion of our capital.

Our people. A significant portion of our success is related to customer service and customer satisfaction. Having employees who understand and value our clientele and their businesses is a key component of our success. We believe that our present staff is one of our most competitive strengths, and thus the retention of such persons and our ability to continue to attract quality personnel is a high priority.

Commercial, Residential Mortgage and Other Lending. Historically, our lending portfolio has been concentrated in residential one-to-four family mortgages. Lending activity in recent years has been directed at growing a stable and profitable commercial real estate and commercial loan portfolio as well. At June 30, 2014, our residential mortgage loan portfolio comprised 42.7% of our loan portfolio. These totals are consistent with results as of December 31, 2013. We also originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At June 30, 2014 and December 31, 2013, our commercial real estate loan portfolio totaled $95.2 million and $95.3 million, or 24.6% and 25.1%, respectively, of total loans. Commercial lending has increased from $41.7 million as of December 31, 2013 to $45.3 million at June 30, 2014 or $11.7% of total loans. In addition to commercial and residential mortgage lending, we also engage in consumer lending and indirect lending. Consumer lending comprises 16.0% of our total loan portfolio as of June 30, 2014.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate risk, credit risk, or extension risk, to complement our lending activities, and to provide and maintain liquidity within established guidelines.

At June 30, 2014 and December 31, 2013, we had $111.1 million and $133.8 million, respectively, invested in securities classified as available for sale. The composition of these investments is agency securities, agency mortgage-backed securities, and municipal securities.

Asset-Liability Strategy. As discussed earlier, our business consists primarily of originating one-to-four family residential real estate loans, commercial real estate loans, and commercial loans in our market areas. Investing occurs primarily in agency and municipal securities. The average maturity of residential real estate loans is longer than that of commercial loans. Our loans and investments are primarily funded by core deposits (i.e. checking, savings, money market accounts and conventional certificates of deposit). As a result, we are exposed to interest rate risk as long-term assets reprice more slowly than short-term liabilities in a rising rate environment. However, we continuously manage this risk and have positioned the Company in an asset sensitive position to take advantage of a rising rate environment. We continue to sell mortgage loans on the secondary market, servicing retained, to reduce our exposure to long-term fixed-rate loans and recognize noninterest income on the sales. Efforts to increase core deposits continue and we have minimized our reliance on FHLB borrowings having reduced outstanding balances to $3.0 million as of June 30, 2014.

We are actively involved in the management of our balance sheet through the direction of our Asset-Liability Committee. We strive to achieve this through managing our interest rate risk, maintaining strong capital levels, maintaining an adequate loan loss reserve, and keeping liquid assets on hand. Diversifying our asset mix not only improves net interest margin but also reduces the exposure of our net interest income and earnings to interest rate risk. We will continue to manage our interest rate risk by diversifying the types and maturity of our assets in our loan and investment portfolios and monitoring the maturities in our deposit portfolio and borrowing facilities.

Critical Accounting Policies. It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations. Management’s quarterly evaluation of the adequacy of the allowance considers our historical loan loss experience, a review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses. Management uses presently available information to estimate probable losses on loans, however, future additions to the allowance may be necessary based on the changes in estimates, assumptions, or economic conditions. Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local area, concentrations of risk, and decline in local property values. The Company’s determination as to the amount of its allowance for loan losses is subject to review by its regulatory agencies, which can require that we establish additional loan loss allowances. See Note 4 of the Notes to Consolidated Financial Statements for more information on the allowance for loan losses.

In management’s opinion, the accounting policy relating to the valuation of investments is a critical accounting policy. We utilize a third party vendor to provide independent pricing of the securities in our investment portfolio. The third party vendor utilizes public quotations, third party dealer quotes and pricing models. Refer to Note 9 of the Notes to Consolidated Financial Statements for more information on fair value.

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the consolidated results of operations. The credit portion of a decline in the fair market value of investments below cost deemed to be Other Than Temporary Impairment (“OTTI”) may be charged to earnings resulting in the establishment of a new cost basis for an asset. Management continually reviews the current value of its investments for evidence of OTTI. Refer to Note 3 of the Notes to Consolidated Financial Statements for more information on OTTI.

Balance Sheet Analysis

Assets. Total assets at June 30, 2014 were $538.5 million, a decrease of $8.0 million, or 1.5%, from total assets of $546.5 million at December 31, 2013. During the six months ended June 30, 2014, funds generated from maturities and calls of available-for-sale securities were used to fund loan growth and deposit withdrawals.

Cash and cash equivalents increased $5.5 million, or 33.5%, to $21.9 million at June 30, 2014 from $16.4 million at December 31, 2013. A portion of the funds generated from the maturities and calls of available-for-sale securities are being held in interest earning deposits to fund the merger.

Securities available-for-sale decreased $22.7 million, or 17.0%, to $111.1 million at June 30, 2014 compared to $133.8 million at December 31, 2013. The decrease was primarily the result of security maturities and calls that were not reinvested in new securities. Security purchases were minimal in the first six months of 2014 due to a concerted effort to increase liquid funds in anticipation of the October 31, 2014 merger.

Loans, net, increased $8.2 million, or 2.2%, to $382.0 million at June 30, 2014 compared to $373.8 million at December 31, 2013 primarily due to increases of $3.6 million in commercial business loans, $2.8 million in consumer loans and $1.2 million in residential real estate loans.

Liabilities. Total liabilities at June 30, 2014 were $494.1 million, compared to $501.5 million at December 31, 2013, a decrease of $7.4 million, or 1.5%.

Total deposits decreased $5.6 million, or 1.2%, to $474.7 million at June 30, 2014 compared to $480.3 million at December 31, 2013. There were increases of $5.3 million in demand deposits and $4.4 million in savings offset by decreases in NOW accounts of $6.4 million, $6.6 million in money market accounts, and $2.4 million in certificates of deposit. During the current period, municipal customers made significant withdrawals as school district construction projects were completed. In addition, due to the low interest rate environment, the Bank has been selective on promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. The Bank attributes the decrease in certificates of deposit primarily to customer hesitancy to commit to long-term financial instruments in the prevailing low interest rate environment.

Short-term borrowings decreased $471,000, or 3.1%, to $14.9 million at June 30, 2014 compared to $15.4 million at December 31, 2013. Other borrowed funds decreased $1.0 million due to the retirement of FHLB advances.

Stockholders’ Equity. Stockholders’ equity decreased $600,000 to $44.4 million at June 30, 2014 compared to $45.0 million at December 31, 2013. During the period, the Company paid $1.0 million in dividends to stockholders, and purchased 133,000 shares of its common stock for $2.9 million. This was partially offset by $1.8 million of net income for the six months ended June 30, 2014 and a $1.3 million increase in accumulated other comprehensive income as a result of an increase in the unrealized gain position of the security portfolio.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Overview. The Company had net income of $739,000, or diluted earnings of $0.31 per share, for the three months ended June 30, 2014 compared to net income of $1.0 million, or diluted earnings of $0.42 per share, for the three months ended June 30, 2013.

(Dollars in thousands)	Three Months Ended June 30, 2014
Net Income	$739
Return on average assets	0.54%
Return on average equity	6.68
Average equity to average assets	8.12

Net Interest Income. Net interest income for the three months ended June 30, 2014 increased $393,000, or 10.4%, to $4.2 million compared to $3.8 million for the three months ended June 30, 2013.

Interest income increased $270,000, or 6.2%, to $4.6 million for the three months ended June 30, 2014 compared to $4.4 million for the three months ended June 30, 2013. Interest income on tax exempt securities decreased $20,000 due to deploying proceeds from security calls and maturities into loans. Interest income on loans increased $252,000 due to an increase in average loans outstanding of $32.1 million. Average commercial loans for the three months ended June 30, 2014 increased $16.4 million, real estate loans increased $8.0 million and consumer loans increased $7.6 million due to concerted efforts to grow the loan portfolio. Loan yields for the three months ended June 30, 2014 declined 0.23% compared to the three months ended June 30, 2013 due to the depressed interest rate environment and competition. Other interest and dividend income increased $34,000 primarily due to an increase in FHLB stock dividends.

Interest expense decreased $123,000, or 21.7%, to $443,000 for the three months ended June 30, 2014 compared to $566,000 for the three months ended June 30, 2013. Interest expense on other borrowed funds decreased $35,000 primarily due to a decrease of $4.0 million in average balances outstanding due to the retirement of higher cost FHLB borrowings. Interest expense on deposits decreased $84,000 due to a decrease of 10 basis points in cost, primarily related to the repricing of maturing certificates of deposit to lower rates, partially offset by an increase of $3.5 million in average interest bearing deposit balances.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. Average balances for loans are net of the allowance for loan losses, but include non-accrual loans. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented and are expressed in annualized rates.

	Three Months Ended September 30,
	2014			2013
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest(4)	Rate (1)(4)	Balance	Interest(4)	Rate (1)(4)
	(Dollars in thousands)
Interest earning assets:
Loans	$380,444	$3,992	4.21%	$348,351	$3,859	4.44%
Interest-earning deposits	13,529	14	0.42	6,782	5	0.30
Investment securities
Taxable	64,781	241	1.49	97,250	215	0.88
Tax exempt	49,191	521	4.24	50,569	548	4.33
Total earning assets	507,945	4,768	3.76	502,952	4,627	3.69

Noninterest-earning assets	39,333			34,736
Total assets	$547,278			$537,688

Interest-bearing liabilities
Interest-bearing demand deposits	$71,330	35	0.20%	$75,007	39	0.21%
Savings	89,436	41	0.18	76,657	35	0.18
Money market accounts	106,132	72	0.27	107,107	74	0.28
Certificates of deposit	84,534	257	1.22	89,197	342	1.54
Total interest-bearing deposits	351,432	405	0.46	347,968	490	0.56

Borrowings	19,519	38	0.78	27,791	76	1.10
Total interest bearing liabilities	370,951	443	0.48	375,759	566	0.60
Noninterest bearing demand deposits	128,481			110,479
Other liabilities	3,398			5,913
Total liabilities	502,830			492,151

Total stockholders' equity	44,448			45,537
Total liabilities and stockholders' equity	$547,278			$537,688

Net interest income		$4,325			$4,061

Net interest rate spread (2)			3.28%			3.09%
Net interest-earning assets (3)	$136,994			$127,193

Net interest margin			3.41%			3.24%
Average interest-earning assets to
interest bearing liabilities	136.93%			133.85%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are stated on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). Changes related to volume/rate are prorated into volume and rate components. The total column represents the net change in volume and rate.

	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
	Increase (decrease) due to
	Volume	Rate	Total
Interest and dividend income:	(Dollars in thousands)

Loans	$1,368	$(1,235)	$133
Investment Securities:
Taxable	(352)	378	26
Tax Exempt	(59)	32	(27)
Other interest-earning assets	26	(17)	9
Total interest earning assets	983	(842)	141

Interest expense:
Deposits	(57)	(28)	(85)
Borrowings	(156)	118	(38)
Total interest bearing liabilities	(213)	90	(123)
Change in net interest income	$1,196	$(932)	$264

Provision for Loan Losses. There was no provision for loan losses in the three months ended June 30, 2014 or 2013. Net charge-offs for the three months ended June 30, 2014 were $32,000 compared to net charge-offs of $13,000 for the three months ended June 30, 2013. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provision. The most recent analysis determined that the allowance for loan losses at June 30, 2014 was adequate considering the credit quality of the loan portfolio at that date.

Noninterest Income. Noninterest income decreased $97,000, or 11.1%, to $779,000 for the three months ended June 30, 2014 compared to $876,000 for the three months ended June 30, 2013. The primary cause for the decrease in noninterest income was a $53,000 decline in the gains on sales of loans. This decline was due to an increase in mortgage rates and a corresponding decline in mortgage loan production.

Noninterest Expense. Noninterest expense increased $700,000, or 21.0%, to $4.1 million for the three months ended June 30, 2014 compared to $3.4 million for the three months ended June 30, 2013 primarily due to $700,000 of merger-related expenses. Refer to Note 12 for further information on merger-related expenses.

Income Tax Expense. Income taxes for the three months ended June 30, 2014 were $170,000 compared to $280,000 for the three months ended June 30, 2013, a decrease $110,000 primarily due to a $408,000 decrease in net income before income tax expense primarily due to merger related expenses. The effective tax rate was 18.7% for the three months ended June 30, 2014 compared to 21.3% for the three months ended June 30, 2013. The decrease in the effective tax rate is due to a decline in pre-tax income.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Overview. The Company had net income of $1.8 million, or diluted earnings per share of $0.77, for the six months ended June 30, 2014 compared to $1.9 million, or diluted earnings per share of $.77, for the six months ended June 30, 2013.

(Dollars in thousands)	Six Months Ended June 30, 2014
Net Income	$1,818
Return on average assets	0.67%
Return on average equity	8.34
Average equity to average assets	8.07

Net Interest Income. Net interest income for the six months ended June 30, 2014 increased $759,000, or 10.1%, to $8.3 million compared to $7.5 million for the six months ended June 30, 2013.

Interest income increased $502,000, or 5.8%, to $9.2 million for the six months ended June 30, 2014 compared to $8.7 million for the six months ended June 30, 2013. Interest income on taxable securities increased $5,000 due to a decrease in average balance of $30.2 million and an increase in yield of 50 basis points. Interest income on tax exempt securities decreased $41,000 due to a decrease of $534,000 in average balance and a decrease in yield of 27 basis points. Other interest and dividend income increased $57,000 primarily due to increased FHLB dividends. Interest income on loans increased $480,000 due to an increase in average loans of $34.1 million and a decrease in loan yields of 21 basis points. Average commercial loans increased $18.5 million, consumer loans increased $6.3 million and real estate loans increased $9.0 million all due to a concerted effort to increase loans outstanding.

Interest expense decreased $257,000, or 22.0%, to $0.9 million for the six months ended June 30, 2014 compared to $1.2 million for the six months ended June 30, 2013. Interest expense on deposits decreased $182,000 to $834,000 for the six months ended June 30, 2014 compared to $1.1 million for the six months ended June 30, 2013. Average interest bearing deposits increased $4.5 million and the cost of deposits dropped 12 basis points when comparing the six months ended June 30, 2014 with the six months ended June 30, 2013. Interest expense on other borrowed funds decreased $67,000 due to a $3.7 million decrease in average FHLB debt outstanding.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented and are expressed in annualized rates.

	For the Six Months Ended June 30,
	2014			2013
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest(4)	Rate (1)(4)	Balance	Interest(4)	Rate (1)(4)
	(Dollars in thousands)
Interest earning assets:
Loans	$378,254	$8,019	4.28%	$344,184	$7,666	4.49%
Interest-earning deposits	9,062	20	0.45	6,892	11	0.32
Investment securities
Taxable	71,994	491	1.36	102,190	437	0.86
Tax exempt	50,123	1,050	4.19	49,589	1,106	4.46
Total earning assets	509,433	9,580	3.79	502,855	9,219	3.70

Noninterest-earning assets	35,913			32,877
Total assets	$545,346			$535,732

Interest-bearing liabilities
Interest-bearing demand deposits	$73,329	72	0.20%	$76,272	88	0.23%
Savings	88,499	81	0.18	75,863	82	0.22
Money market accounts	107,285	146	0.27	108,590	154	0.29
Certificates of deposit	85,032	535	1.27	88,944	692	1.57
Total interest-bearing deposits	354,145	834	0.47	349,669	1,016	0.59

Borrowings	19,120	80	0.84	28,680	154	1.08%
Total interest bearing liabilities	373,265	914	0.49	378,349	1,170	0.62
Noninterest bearing demand deposits	123,812			108,199
Other liabilities	4,274			3,942
Total liabilities	501,351			490,490

Total stockholders' equity	43,995			45,242
Total liabilities and stockholders' equity	$545,346			$535,732

Net interest income		$8,666			$8,049

Net interest rate spread (2)			3.30%			3.08%
Net interest-earning assets (3)	$136,168			$124,506

Net interest margin			3.43%			3.23%
Average interest-earning assets to				132.91%
interest bearing liabilities	136.48%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are stated on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). Changes related to volume/rate are prorated into volume and rate components. The total column represents the net change in volume and rate.

	Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
	Increase (decrease) due to
	Volume	Rate	Total
Interest and dividend income:	(Dollars in thousands

Loans	$1,472	$(1,119)	$353
Investment Securities:
Taxable	(309)	363	54
Tax Exempt	24	(79)	(55)
Other interest-earning assets	8	1	9
Total interest earning assets	1,195	(834)	361

Interest expense:
Deposits	(45)	(137)	(182)
Borrowings	(147)	73	(74)
Total interest bearing liabilities	(192)	(64)	(256)
Change in net interest income	$1,387	$(770)	$617

Provision for Loan Losses. There was no provision for loan losses for the six months ended June 30, 2014 compared to $100,000 for the six months ended June 30, 2013. Net charge-offs for the six months ended June 30, 2014 were $42,000 compared to net charge-offs of $571,000 for the six months ended June 30, 2013. No current year provision was deemed necessary based upon management’s review of the existing loan portfolio.

Noninterest Income. Noninterest income decreased $111,000, or 6.9%, to $1.5 million for the six months ended June 30, 2014 compared to $1.6 million for the six months ended June 30, 2013. Gains on the sale of residential mortgage loans on the secondary market decreased $90,000 to $198,000 for the six months ended June 30, 2014 compared to $288,000 for the six months ended June 30, 2013. This decrease was the result of the current interest rate environment reducing the volume of loans sold and also gains on individual loan sales.

Noninterest Expense. Noninterest expense increased $800,000, or 12.5%, to $7.5 million for the six months ended June 30, 2014 compared to $6.7 million for the six months ended June 30, 2013 primarily due to $700,000 of merger-related expenses. Refer to Note 12 for further information on merger-related expenses. Compensation and employee benefits expense increased $53,000 or 1.5% primarily due to normal salary increases. Equipment costs increased $161,000 primarily due to increased costs associated with the current data processing provider. Advertising costs increased $47,000 due to several advertising initiatives undertaken to increase current market share of loans and deposits. Legal and professional fees increased $105,000 primarily due to OREO related legal fees. Occupancy expenses increased $21,000 primarily due to expenses related to branch maintenance in 2014.

Income Tax Expense. Income tax expense for the six months ended June 30, 2014 decreased $2,000 to $466,000 compared to $468,000 for the six months ended June 30, 2013. The effective tax rate was 20.4% for the six months ended June 30, 2014 compared to 19.8% for the six months ended June 30, 2013.

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Liquidity is primarily needed to fund loan commitments and to fund the deposit withdrawal requirements of our customers. Our primary source of funds consists of deposit inflows, loan repayments, and maturities and calls of investments. While maturities and scheduled amortization of loans and investments have been a relatively predictable source of funds historically, deposit flows, mortgage prepayments and calls of investments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and investments and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $21.9 million and unpledged investments, which provide an additional source of liquidity, totaled $50.9 million.

In recent years, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U. S. economy experienced an economic downturn. Although recent reports have indicated improvements in the macro-economic conditions, the economic downturn has had far-reaching effects. However, our financial condition, credit quality, and liquidity positions remain strong.

We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as we monitor our liquidity needs. Therefore, in order to minimize our cost of funds, we may consider additional borrowings from the Federal Home Loan Bank in the future.

We do not anticipate any material capital expenditures during the remainder of 2014. Minor capital expenditures will be incurred in conjunction with the merger generally related to information technology and data processing.

Off-Balance Sheet Arrangements. Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 8 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of June 30, 2014.

CB Financial Services, Inc. is a separate legal entity from the Bank and must provides for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to the Company is subject to regulatory limitations. At June 30, 2014, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $612,000.

Capital Management. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At June 30, 2014 and December 31, 2013, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands):

			For Capital
			Adequacy		To Be
	Actual		Purposes		Well Capitalized
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)	$45,492	12.54%	$29,012	8.00%	$36,265	10.00%
Tier I Capital (to Risk-Weighted Assets)	40,949	11.29	14,506	4.00	21,759	6.00
Tier I Capital (to Average Assets)	40,949	7.57	21,649	4.00	27,061	5.00

December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)	$46,578	12.98%	$28,709	8.00%	$35,885	10.00%
Tier I Capital (to Risk-Weighted Assets)	42,081	11.73	14,354	4.00	21,531	6.00
Tier I Capital (to Average Assets)	42,081	7.70	21,863	4.00	27,329	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable as the registrant is a smaller reporting company.

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

There have been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 21, 2014, a class action complaint, captioned Sutton v. FedFirst Financial Corp., et al., was filed under Case No. 24C14002331, in the Circuit Court in Baltimore City, Maryland, against Fed First Financial, each of Fed First Financial’s directors, and CB Financial Services, Inc. The complaint alleges, among other things, that the FedFirst Financial directors breached their fiduciary duties to FedFirst Financial and its stockholders by agreeing to sell to CB Financial without first taking steps to ensure that FedFirst Financial shareholders would obtain adequate, fair and maximum consideration under the circumstances, by agreeing to terms with CB Financial that benefit themselves and/or CB Financial without regard for the FedFirst Financial stockholders and by agreeing to terms with CB Financial that discourages other bidders. The plaintiff also alleges that CB Financial aided and abetted the FedFirst directors’ breach of fiduciary duties. The complaint seeks, among other things, an order declaring the Merger Agreement unenforceable and rescinding and invalidating the Merger Agreement, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. On June 20, 2014, the Company and the individual defendants filed a Motion to Dismiss the complaint. On July 29, 2014, the plaintiff filed an amended complaint adding an additional claim that the Form S-4 filed by CB Financial in connection with the merger contains material misstatements and omissions. FedFirst Financial and CB Financial amended their Motion to Dismiss to address the additional claims. A hearing was held on the Motion to Dismiss on September 19, 2014, and the court dismissed all claims as to all defendants with prejudice. On October 17, 2014, the defendants filed a Motion to Appeal to appeal the dismissal ruling. A hearing has not been scheduled. CB Financial feels the factual allegations in the complaint, as amended, are without merit and is defending vigorously against the allegations in the complaint.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, claims seeking damages for improper collection procedures or misrepresentations, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any other pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

Changes in interest rates may reduce CB’s profits and impair asset values.

CB’s earnings and cash flows depend primarily on its net interest income. Interest rates are highly sensitive to many factors that are beyond CB’s control, including general economic conditions and the policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in market interest rates could have an adverse effect on CB’s financial condition and results of operations. CB’s interest-bearing liabilities generally reprice or mature more quickly than its interest-earning assets. If rates increase rapidly, CB may have to increase the rates paid on deposits, particularly higher cost time deposits and borrowed funds, more quickly than any changes in interest rates earned on loans and investments, resulting in a negative effect on interest rate spreads and net interest income. Increases in interest rates may also make it more difficult for borrowers to repay adjustable rate loans.

Conversely, should market interest rates fall below current levels, CB’s net interest margin also could be negatively affected if competitive pressures keep it from further reducing rates on deposits, while the yields on CB’s interest-earning assets decrease more rapidly through loan prepayments and interest rate adjustments. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, CB is subject to reinvestment risk to the extent it is unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities.

Changes in interest rates also affect the value of CB’s interest-earning assets, and in particular its securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale determined to be temporary in nature are reported as a separate component of equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on CB’s shareholders’ equity.

A large percentage of CB’s loans are collateralized by real estate, and further disruptions in the real estate market may result in losses and reduce CB’s earnings.

A substantial portion of CB’s loan portfolio consists of loans collateralized by real estate. Continued weak economic conditions have caused a decrease in demand for real estate, which has resulted in an erosion of some real estate values in CB’s markets. Further disruptions in the real estate market could significantly impair the value of CB’s collateral and its ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it is likely that CB would be required to increase its allowance for loan losses. If, during a period of lower real estate values, CB is required to liquidate the collateral securing a loan to satisfy debts or to increase its allowance for loan losses, it could materially reduce its profitability and adversely affect its financial condition.

Strong competition within CB’s market area could adversely affect CB’s earnings and slow growth.

CB faces intense competition both in making loans and attracting deposits. Price competition for loans and deposits might result in CB earning less on its loans and paying more on its deposits, which reduces net interest income. Some of CB’s competitors have substantially greater resources than CB has and may offer services that it does not provide. CB expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing consolidation in the financial services industry. CB’s profitability will depend upon its continued ability to compete successfully in its market areas.

Government responses to economic conditions may adversely affect CB’s operations, financial condition and earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has changed the bank regulatory framework. For example, the law created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, established more stringent capital standards for banks and bank holding companies, and gave the Federal Reserve exclusive authority to regulate both banking holding companies and savings and loan holding companies. The legislation also has resulted in numerous new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions (including Community Bank), including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to loans that are securitized and sold to investors, and in 2013 the federal bank agencies proposed a rule regarding retention of credit risk on loan sales. CB expects that these rules would make it more difficult for it to sell loans in the secondary market. Bank regulatory agencies also have been responding aggressively to any safety and soundness or compliance concerns identified in examinations, and such agencies have broad discretion and significant resources to initiate enforcement actions against financial institutions and their directors and officers in connection with their examination authority. Ongoing uncertainty and adverse developments in the financial services industry and in the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect CB’s operations by restricting business activities, including the ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.

The full impact of the Dodd-Frank Act on CB’s business will not be known until all key regulations implementing the statute are adopted and implemented. As a result, CB cannot, at this time, determine the extent to which the Dodd-Frank Act will impact its business, operations or financial condition. However, compliance with these new laws and regulations has required and will continue to require changes to its business and operations and may result in additional costs and divert management’s time from other business activities, any of which may adversely impact its results of operations, liquidity or financial condition.

Furthermore, the Federal Reserve, in an attempt to improve the overall economy, has, among other things, adopted a low interest rate policy through its targeted federal funds rate and the purchase of mortgage-backed securities known as “quantitative easing.” Because of improvements in the national economy over the past few years, the Federal Reserve has begun to reduce its mortgage-backed securities purchases. Any reduction or termination of the mortgage-backed bond purchases or increases in the federal funds rate may result in an increase in market interest rates, which may negatively affect the housing markets, the U.S. economic recovery and CB’s results of operations, liquidity or financial condition.

Proposed and final regulations would restrict Community Bank’s ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms of longer than 30 years.

Also, to qualify as a “qualified mortgage,” a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. Although the significant majority of CB’s historical loan originations would qualify as qualified mortgages under the new rule on qualified mortgages, the new rule may limit CB’s ability or desire to make certain types of loans or loans to certain borrowers, and may make it more costly and/or time consuming to make these loans, which could limit CB’s growth and/or profitability. The new rule may also alter CB’s residential mortgage loan origination mix between qualified and non-qualified mortgage loans, which could reduce gain on sale fees from secondary market loan sales and affect interest rate risk related to non-qualified loans that are originated and held in CB’s portfolio.

A worsening of economic conditions could adversely affect CB’s financial condition and results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, recent economic growth has been slow and uneven, and unemployment levels remain high compared to long-term, historical averages. Recovery by many businesses has been impaired by lower consumer spending and a notable portion of new jobs created nationally have been in lower wage positions. A return to prolonged deteriorating economic conditions could significantly affect the markets in which CB operates, the value of loans and investments, and ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in nonperforming and criticized classified assets and a decline in demand for CB’s products and services. These events may cause CB to incur losses and may adversely affect its financial condition and results of operations.

If CB’s allowance for loan losses is not sufficient to cover actual loan losses, CB’s results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, CB analyzes its loss and delinquency experience by loan categories and considers the effect of existing economic conditions. In addition, CB makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. If the results of these analyses are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the portfolio, which would require additions to the allowance and would reduce net income.

In addition, bank regulators periodically review CB’s allowance for loan losses and may require it to increase the allowance for loan losses or recognize further loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on CB’s financial condition and results of operations.

Because CB emphasizes commercial real estate and commercial loan originations, its credit risk may increase and continued downturns in the local real estate market or economy could adversely affect its earnings.

Commercial real estate and commercial loans generally have more inherent risk than the residential real estate loans. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial loans also may involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As CB’s commercial real estate and commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase. Furthermore, it may be difficult to assess the future performance of newly originated commercial loans, as such loans may have delinquency or charge-off levels above CB’s historical experience, which could adversely affect CB’s future performance.

The impact of the changing regulatory capital requirements and new capital rules is uncertain.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions (such as Community Bank), top-tier bank holding companies with total consolidated assets of $500 million or more (such as CB following the merger) and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Community Bank and CB on January 1, 2015. The capital conservation buffer requirement will be phased in at 0.625% per year beginning January 1, 2016 and ending January 1, 2019, when the full 2.5% capital conservation buffer requirement will be effective.

The application of the new capital requirements for Community Bank and CB could, among other things, result in lower returns on invested capital, require raising additional capital, and result in regulatory actions if they are unable to comply with such requirements. The changes under the new capital requirements could also result in management modifying its business strategy, and limit CB’s ability to make distributions (including paying dividends) or repurchasing its shares.

There may be a limited market for CB’s common stock, which may adversely affect its stock price.

It is a condition to the completion of the merger that CB’s common stock be approved for listing on the Nasdaq Stock Market upon notice of issuance. There is no guarantee that there will be an active trading market in CB’s common stock. If an active trading market does not develop, you may not be able to sell all of your shares of common stock on short notice or at a desirable price, and the sale of a large number of shares at one time by another shareholder could temporarily depress the market price.

CB’s ability to pay dividends is subject to the ability of Community Bank to make capital distributions to CB, and also may be limited by Federal Reserve policy.

CB’s long-term ability to pay dividends to its shareholders depends primarily on the ability of Community Bank to make capital distributions to CB and on the availability of cash at the holding company level if Community Bank’s earnings are not sufficient to pay dividends. In addition, the Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with the its capital needs and overall financial condition. These regulatory policies may adversely affect CB’s ability to pay dividends or otherwise engage in capital distributions.

Changes in CB’s accounting policies or in accounting standards could materially affect how CB reports its financial condition and results of operations.

CB’s accounting policies are essential to understanding its financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of CB’s assets and liabilities, and financial results. Some of CB’s accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying CB’s financial statements are incorrect, it may experience material losses.

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of CB’s financial statements. These changes are beyond CB’s control, can be difficult to predict and could materially affect how CB reports its financial condition and results of operations. CB could also be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements in material amounts.

The need to account for certain assets at estimated fair value, such as loans held for sale and investment securities, may adversely affect CB’s financial condition and results of operations.

CB reports certain assets, such as loans held for sale and investment securities, at estimated fair value. Generally, for assets that are reported at fair value, CB uses quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because CB carries these assets on its books at their estimated fair value, it may incur losses even if the asset in question presents minimal credit risk.

Because the nature of the financial services business involves a high volume of transactions, CB faces significant operational risks.

CB operates in diverse markets and relies on the ability of its employees and systems to process a significant number of transactions. Operational risk is the risk of loss resulting from operations, including the risk of fraud by employees or persons outside a company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. If a breakdown occurs in the internal controls system, improper operation of systems or improper employee actions, CB could incur financial loss, face regulatory action, and suffer damage to its reputation.

Risks associated with system failures, interruptions, or breaches of security could negatively affect CB’s earnings.

Information technology systems are critical to CB’s business. CB uses various technology systems to manage customer relationships, general ledger, securities investments, deposits, and loans. CB has established policies and procedures to prevent or limit the effect of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of CB’s systems could deter customers from using its products and services. Security systems may not protect systems from security breaches.

In addition, CB outsources some of its data processing to certain third-party providers. If these third-party providers encounter difficulties, or if CB has difficulty communicating with them, CB’s ability to adequately process and account for transactions could be affected, and business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage CB’s reputation and result in a loss of customers and business thereby subjecting it to additional regulatory scrutiny, or could expose it to litigation and possible financial liability. Any of these events could have a material adverse effect on its financial condition and results of operations.

CB’s risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

CB’s risk management framework is designed to minimize risk and loss to the company. CB seeks to identify, measure, monitor, report and control exposure to risk, including strategic, market, liquidity, compliance and operational risks. While CB uses a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased CB’s level of risk. Accordingly, CB could suffer losses if it fails to properly anticipate and manage these risks.

Being a public company will increase CB’s expenses and administrative workload and will expose it to risks relating to evaluation of its internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

As a public company, CB must comply with additional laws and regulations, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, and related rules of the SEC and requirements of The Nasdaq Stock Market. Complying with these laws and regulations require the time and attention of CB’s board of directors and management and will increase CB’s expenses. Among other things, CB must design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board; prepare and distribute periodic reports in compliance with CB’s obligations under the federal securities laws; establish new internal policies, principally those relating to disclosure controls and procedures and corporate governance; institute a more comprehensive compliance function; and involve to a greater degree CB’s outside legal counsel and accountants in the above activities.

CB is in the process of evaluating its internal control systems to allow management to report on its internal controls over financial reporting. CB plans to perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act. CB will be required to comply with management certification requirements of Section 404 in its annual report for the year ending December 31, 2014. However, CB cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on its operations. Furthermore, upon completion of this process, CB may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated.

If CB fails to implement the requirements of Section 404 in a timely manner, CB might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by CB of a material weakness may cause investors to lose confidence in its financial statements or the trading price of its common stock to decline. If CB fails to remediate any material weakness, CB’s financial statements may be inaccurate, its access to the capital markets may be restricted and the trading price of its common stock may decline.

As a public company, CB must report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect, internal controls over financial reporting. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles that results in more than a remote likelihood that a misstatement of financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

CB is an emerging growth company within the meaning of the Securities Act, and if it decides to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, its common stock could be less attractive to investors.

CB is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the JOBS Act. CB is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about CB’s executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. In addition, CB will not be subject to certain requirements of Section 404 of the Sarbanes Oxley Act, including the additional level of review of its internal control over financial reporting that may occur when outside auditors attest to its internal control over financial reporting. As a result, CB’s stockholders may not have access to certain information they may deem important. Taking advantage of any of these exemptions may adversely affect the value and trading price of CB’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1

Agreement and Plan of Merger dated as of April 14, 2014, by and between CB Financial Services, Inc. and FedFirst Financial Corporation, (Incorporated by reference to the Company’s Registration Statement on Form S-4, as amended. (SEC File No. 333-196749))

31.1	Rule 13a-14(a) / 15d-14(a) Certification (President and Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Certification of Barron P. McCune, Jr. pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kevin D. Lemley pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC
(Registrant)

Date:	November 5, 2014	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Date:	November 5, 2014	/s/ Kevin D. Lemley
Kevin D. Lemley
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

