Form 10-Q
period 2014-09-30
CB Financial Services, Inc.
filed 2014-11-14
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                                                                    Accelerated filer ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of November 14, 2014, the issuer had 4,385,994 shares of common stock outstanding.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014	December 31, 2013
(Dollars in thousands except share data)	(Unaudited)
Assets:
Cash and Due From Banks:
Interest Bearing	$22,375	$7,094
Non-Interest Bearing	9,856	9,323
Investment Securities:
Available-for-Sale	104,691	133,810
Held to Maturity	506	1,006
Loans, Net	395,564	373,764
Premises and Equipment, Net	4,691	4,612
Goodwill	2,158	2,158
Bank-Owned Life Insurance	8,876	8,702
Accrued Interest and Other Assets	7,651	6,017

Total Assets	$556,368	$546,486

Liabilities and Stockholders' Equity:
Deposits:
Demand Deposits	$131,586	$121,210
NOW Accounts	78,933	77,797
Money Market Accounts	104,834	110,174
Savings Accounts	93,240	84,961
Time Deposits	80,433	84,670
Brokered Deposits	1,732	1,523
Total Deposits	490,758	480,335

Short-Term Borrowings	16,155	15,384
Other Borrowed Funds	3,000	4,000
Accrued Interest and Other Liabilities	1,805	1,762

Total Liabilities	511,718	501,481

Stockholders' Equity
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $.4167 Par Value; 35,000,000 Shares Authorized, 2,641,379 and 2,626,864 Shares Issued and Outstanding in 2014 and 2013, Respectively	1,101	1,095
Capital Surplus	6,169	5,969
Retained Earnings	41,886	40,807
Treasury Stock, at Cost (291,884 and 158,884 Shares in 2014 and 2013, Respectively)	(4,999)	(2,103)
Accumulated Other Comprehensive Income (Loss)	493	(763)
Total Stockholders' Equity	44,650	45,005

Total Liabilities and Stockholders' Equity	$556,368	$546,486

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands except share and per share data)	(Unaudited)
Interest and Dividend Income:
Loans, Including Fees	$4,077	$3,991	$12,067	$11,501
Federal Funds Sold	7	2	18	12
Investment Securities:
Taxable	181	185	612	611
Exempt from Federal Income Tax	318	378	1,021	1,122
Other Interest and Dividend Income	30	14	98	25
Total Interest and Dividend Income	4,613	4,570	13,816	13,271

Interest Expense:
Deposits	388	479	1,222	1,495
Federal Funds Purchased	-	2	1	3
Short-Term Borrowings	11	16	31	44
Other Borrowed Funds	28	51	86	176
Total Interest Expense	427	548	1,340	1,718

Net Interest Income	4,186	4,022	12,476	11,553

Provision For Loan Losses	-	-	-	100

Net Interest Income After Provision for Loan Losses	4,186	4,022	12,476	11,453

Noninterest Income:
Service Fees on Deposit Accounts	575	503	1,538	1,490
Commissions	120	106	299	260
Net Gains on Sale of Loans	74	82	272	370
Net (Loss) Gain on Sale of Real Estate Owned or Repossessed Assets	(5)	48	-	70
Net Gain on Sale of Investments	35	-	35	-
Income from Bank-Owned Life Insurance	58	61	174	182
Other	(7)	(24)	35	18
Total Noninterest Income	850	776	2,353	2,390

Noninterest Expense:
Salaries and Employee Benefits	1,893	1,735	5,642	5,431
Occupancy	283	275	874	845
Equipment	275	250	802	716
FDIC Assessment	96	97	288	285
PA Shares Tax	87	103	271	301
Contracted Services	89	74	276	244
Legal and Professional Fees	32	100	306	269
Advertising	88	68	268	201
Bankcard Processing Expense	89	64	217	189
Other Real Estate Owned Expense	217	69	204	125
Merger Related	368	-	1,033	-
Other	512	500	1,357	1,406
Total Noninterest Expense	4,029	3,335	11,538	10,012
Income Before Income Taxes	1,007	1,463	3,291	3,831
Income Taxes	268	324	734	792

NET INCOME	$739	$1,139	$2,557	$3,039

Earnings Per Share:
Basic	$0.32	$0.46	$1.09	$1.23
Diluted	0.32	0.46	1.09	1.23
Weighted-average Shares Outstanding:
Basic	2,348,323	2,461,626	2,348,956	2,462,294
Diluted	2,348,323	2,476,511	2,354,484	2,476,979

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)	(Unaudited)
Other Comprehensive Income (Loss):
Net Income	$739	$1,139	$2,557	$3,039
Unrealized (Loss) Gain on Available-for-Sale Securities, Net of Tax	(27)	125	1,256	(1,539)

Total Comprehensive Income	$712	$1,264	$3,813	$1,500

CONSOLIDATED STATEMENTS  OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$1,085	$5,636	$38,623	$(2,103)	$1,229	$44,470
Net Income			3,039			3,039
Other Comprehensive Loss					(1,539)	(1,539)
Exercise of Stock Options	10	330				340
Dividends Declared ($.63 per share)			(1,553)			(1,553)
Balance, September 30, 2013	$1,095	$5,966	$40,109	$(2,103)	$(310)	$44,757

(Dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$1,095	$5,969	$40,807	$(2,103)	$(763)	$45,005
Net Income			2,557			2,557
Other Comprehensive Income					1,256	1,256
Exercise of Stock Options	6	200				206
Dividends Declared ($.63 per share)			(1,478)			(1,478)
Treasury Stock Purchased, at Cost				(2,896)		(2,896)
Balance, September 30, 2014	$1,101	$6,169	$41,886	$(4,999)	$493	$44,650

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
(Dollars in thousands)	(Unaudited)

Operating Activities:
Net Income	$2,557	$3,039
Cash Provided by Operating Activities:
Net Amortization on Investments	1,020	1,441
Depreciation and Amortization	422	479
Provision for Loan Losses	-	100
Income from Bank-Owned Life Insurance	(174)	(182)
Proceeds From Mortgage Loans Sold	11,448	11,563
Originations of Mortgage Loans for Sale	(11,176)	(11,193)
Gains on Sale of Loans	(272)	(370)
Gain on Sale of Investments	(35)	-
Gain on Sale of Other Real Estate Owned and Repossessed Assets	-	(70)
Decrease in Accrued Interest Receivable	118	75
Decrease in Prepaid FDIC Assessment	-	653
Write Down on Other Real Estate Owned	-	30
Deferred Income Tax	(416)	(522)
(Increase) Decrease in Taxes Payable	(96)	346
Decrease in Accrued Interest Payable	(32)	(18)
Other, Net	(216)	459
Net Cash Provided by Operating Activities	3,148	5,830

Investing Activities:
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	39,513	44,163
Purchases of Securities	(9,506)	(22,730)
Investment Securities Held to Maturity:
Proceeds From Principal Repayments and Maturities	530	-
Net Increase in Loans	(23,297)	(32,261)
Purchase of Premises and Equipment	(454)	(349)
Retirements of Premises and Equipment	30	218
Proceeds From Sale of Other Real Estate Owned and Repossessed Assets	108	1,268
Net Change in Restricted Equity Securities	(284)	(287)
Net Cash Provided by (Used in) Investing Activities	6,640	(9,978)

Financing Activities
Net Increase in Deposits	10,423	6,847
Net Increase (Decrease) in Short-Term Borrowings	771	(1,133)
Principal Payments on Other Borrowed Funds	(1,000)	(3,000)
Cash Dividends Paid	(1,478)	(1,553)
Treasury Stock, purchases at cost	(2,896)	-
Exercise of Stock Options	206	340
Net Cash Provided by Financing Activities	6,026	1,501

Increase (Decrease) in Cash and Equivalents	15,814	(2,647)

Cash and Equivalents, beginning of period	16,417	25,296

Cash and Equivalents, end of period	$32,231	$22,649

See Notes to the Unaudited Consolidated Financial Statements.

Notes to the Unaudited Consolidated Financial Statements

Note  1.  Summary of Significant Accounting Policies

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

Cash and Due From Banks
Included in Cash and Due From Banks are required federal reserves of $534,000 and $388,000 at September 30, 2014 and December 31, 2013, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and/or balances maintained directly with the Federal Reserve Bank.

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

Common stock of the Federal Home Loan Bank (“FHLB”) and Atlantic Community Bankers’ Bank (“ACBB”) represents ownership in organizations which are wholly owned by other financial institutions.  These restricted equity securities are accounted for based on industry guidance in Accounting Standards Codification (“ASC”) Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.  Included in Accrued Interest and Other Assets are FHLB stock of $2.0 million and $1.7 million at September 30, 2014 and December 31, 2013, respectively, and ACBB stock of $40,000 at September 30, 2014 and December 31, 2013.

The Company periodically evaluates its FHLB and ACBB investments for possible impairment based on, among other things, the capital adequacy of the FHLB and ACBB and their overall financial condition.  The Company believes its holdings in the stock are ultimately recoverable at par value at September 30, 2014 and December 31, 2013 and, therefore, determined that FHLB and ACBB stock were not impaired.  In addition, the Company has ample liquidity and does not require redemption of its FHLB and ACBB stock in the foreseeable future.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral.  When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance through a charge to the provision for loan losses.  Any reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in the allowance for loan losses on the Consolidated Statement of Financial Condition.

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

The Company grants commercial, residential, and other consumer loans to customers throughout Greene, Washington, and Allegheny Counties in Pennsylvania.  Although the Company has a diversified loan portfolio at September 30, 2014 and December 31, 2013, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties.

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

Bank-Owned Life Insurance
The Company is the owner and beneficiary of bank owned life insurance (“BOLI”) policies on certain employees.  The earnings from the BOLI policies are recognized as a component of other income.  The BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs.  However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

Goodwill
The Company accounts for goodwill in accordance with FASB ASC Sub-Topic 350-20, “Intangibles - Goodwill and Other”.  This statement, among other things, requires a two-step process for testing the impairment of goodwill for each reporting unit on at least an annual basis.  The Company performs an annual impairment analysis of goodwill.  Based on the fair value of each reporting unit that has goodwill, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in the first nine months of 2014 or during 2013.

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

Stock Options
The Company maintained stock option plans for key officers, employees, and nonemployee directors.  There were no stock options outstanding as of September 30, 2014.  All stock option plans have expired.

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

Cash Flow Information
The Company has defined cash equivalents as those amounts due from depository institutions, interest-bearing deposits with other banks with maturities of less than 90 days, and federal funds sold.  Cash payments for interest on deposits, short-term borrowings, and other borrowed funds were $545,000 and $566,000 for the first nine months of 2014 and 2013.  Cash payments for income taxes made were $1.2 million and $175,000 in the nine months ending September 30, 2014 and 2013. Tranfers from loans to real estate owned and repossessed assets were $1.5 million and $1.0 million in the first nine months of 2014 and 2013.

Advertising Costs
Advertising costs are expensed as incurred.

Reclassifications
Certain comparative amounts for the prior year have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income or stockholders’ equity.

Recent Accounting Standards
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure, an amendment of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. ASU 2014-14 specifies that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the loan has a government guarantee that is not separable from the loan before foreclosure; and at the time of foreclosure, the creditor has the intent to convey the real estate to the guarantor and make a claim on  the guarantee, and the creditor has the ability to recover under the amount of the claim, which must be a fixed amount determined on the basis of the fair value of the real estate. An entity can elect to adopt the amendments in ASU 2014-14 using either a modified retrospective transition method or a prospective transition method. ASU 2014-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company is evaluating the provisions of ASU 2014-14, but does not believe that its adoption will have a material impact on the Company’s financial condition and results of operations.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures, an amendment of ASC Topic 860, Transfers and Servicing. The amendments in ASU 2014-11 require repurchase-to-maturity transactions to be accounted for as secured borrowing transactions on the balance sheet, rather than sales; and for repurchase financing arrangements, require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. For public entities, the accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Earlier application for a public entity is prohibited. The Company is evaluating the provisions of ASU 2014-11, but does not believe that its adoption will have a material impact on the Company’s financial condition and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. The Company is evaluating the provisions of ASU 2014-09, but does not believe that its adoption will have a material impact on the Company’s financial condition and results of operations.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which provides guidance clarifying when an in substance repossession or foreclosure occurs that would require a loan receivable to be derecognized and the real estate property recognized. ASU 2014-04 specifies the circumstances when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, and requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified or a retrospective transition method or a prospective transition method. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company is evaluating the provisions of ASU 2014-04, but does not believe that its adoption will have a material impact on the Company’s financial condition and results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is intended to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the ASU, an entity generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted the provisions of ASU 2013-11 effective January 1, 2014. As the Company has no unrecognized tax benefits, the adoption of ASU 2013-11 did not have any impact on the Company’s financial condition and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-Average Common Shares Outstanding	2,639,097	2,620,510	2,639,866	2,621,178

Average Treasury Stock Shares	(290,774)	(158,884)	(290,910)	(158,884)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	2,348,323	2,461,626	2,348,956	2,462,294

Additional Common Stock Equivalents Stock Options Used to Calculate Diluted Earnings Per Share	-	14,885	5,528	14,685
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	2,348,323	2,476,511	2,354,484	2,476,979

Note 3.  Investment Securities

The amortized cost and fair value of investment securities available-for-sale at the dates indicated are as follows (dollars in thousands):

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$53,766	$85	$(127)	$53,724
Equity Securities - Mutual Funds	500	10	-	510
Equity Securities - Other	573	26	(13)	586
Obligations of States and Political Subdivisions	43,972	899	(160)	44,711
Mortgage-Backed Securities - Government-Sponsored Enterprises	5,133	29	(2)	5,160
Total Available-for-Sale Investments	$103,944	$1,049	$(302)	$104,691

December 31, 2013
U.S. Government Agencies	$77,559	$8	$(1,273)	$76,294
Equity Securities - Mutual Funds	500	35	-	535
Equity Securities - Other	510	47	(4)	553
Obligations of States and Political Subdivisions	50,481	659	(637)	50,503
Mortgage-Backed Securities - Government-Sponsored Enterprises	5,916	41	(32)	5,925
Total Available-for-Sale Investments	$134,966	$790	$(1,946)	$133,810

The amortized cost and fair value of investment securities held to maturity at the dates indicated are as follows (dollars in thousands):

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$506	$1	$-	$507

December 31, 2013
Obligations of States and Political Subdivisions	$1,006	$3	$-	$1,009

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands):

	Less than Twelve Months			Twelve Months or More			Total
September 30, 2014	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	7	$19,480	$(40)	6	$16,729	$(87)	13	$36,209	$(127)
Equity Securities - Other	5	573	(13)	-	-	-	5	573	(13)
Obligations of States and Political Subdivisions	2	562	(2)	24	14,775	(158)	26	15,337	(160)
Mortgage-Backed Securities - Government-Sponsored Enterprises	2	4,466	(2)	-	-	-	2	4,466	(2)
Total Securities Temporarily Impaired	16	$25,081	$(57)	30	$31,504	$(245)	46	$56,585	$(302)

	Less than Twelve Months			Twelve Months or More			Total
December 31, 2013	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	21	$52,407	$(1,043)	4	$7,834	$(230)	25	$60,241	$(1,273)
Equity Securities - Other		85	(4)		-	-		85	(4)
Obligations of States and Political Subdivisions	28	16,489	(409)	16	8,052	(228)	44	24,541	(637)
Mortgage-Backed Securities - Government-Sponsored Enterprises	2	5,028	(32)	-	-	-	2	5,028	(32)
Total Securities Temporarily Impaired	51	$74,009	$(1,488)	20	$15,886	$(458)	71	$89,895	$(1,946)

For debt securities, the Company does not believe any individual unrealized loss as of September 30, 2014 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost and the financial condition of the issuer. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The scheduled maturities of investment securities available-for-sale and held to maturity are summarized as of the dates indicated (dollars in thousands):

	Available-for-Sale		Held to Maturity
September 30, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$1,369	$1,374	$506	$507
Due after One Year through Five Years	25,337	25,324	-	-
Due after Five Years through Ten Years	47,273	47,542	-	-
Due after Ten Years	29,965	30,451	-	-
Total	$103,944	$104,691	$506	$507

	Available-for-Sale		Held to Maturity
December 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$3,125	$3,198	$-	$-
Due after One Year through Five Years	29,219	29,057	513	514
Due after Five Years through Ten Years	66,810	65,783	-	-
Due after Ten Years	35,812	35,772	493	495
Total	$134,966	$133,810	$1,006	$1,009

Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date, but have been included in the Due After Ten Years category.

Note 4.   Loans and Related Allowance for Loan Loss

Major classifications of loans as of the dates indicated are (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Real Estate:
Residential	$168,488	42.0%	$164,245	43.3%
Commercial	100,598	25.1	95,333	25.1
Construction	6,364	1.6	10,367	2.8
Commercial, Industrial, and Agricultural	46,983	11.7	41,719	11.0
Consumer	70,452	17.6	59,101	15.6
Other	8,016	2.0	8,381	2.2
Total Loans	400,901	100.0%	379,146	100.0%

Allowance for Loan Losses	(5,337)		(5,382)
Net Loans	$395,564		$373,764

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $59.4 million and $53.0 million at September 30, 2014 and December 31, 2013, respectively.

Loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated are (dollars in thousands):

September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$167,418	$284	$786	$-	$168,488
Commercial	82,217	14,742	1,503	2,136	100,598
Construction	4,938	76	-	1,350	6,364
Commercial, Industrial and Agricultural	42,824	3,853	-	306	46,983
Consumer	70,432	-	20	-	70,452
Other	8,016	-	-	-	8,016
Total	$375,845	$18,955	$2,309	$3,792	$400,901

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$163,234	$397	$604	$10	$164,245
Commercial	78,324	11,859	335	4,815	95,333
Construction	6,712	2,178	-	1,477	10,367
Commercial, Industrial and Agricultural	37,924	3,480	-	315	41,719
Consumer	59,084	-	17	-	59,101
Other	8,381	-	-	-	8,381
Total	$353,659	$17,914	$956	$6,617	$379,146

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated (dollars in thousands):

September 30, 2014	Loans Current	30-59 Days Past Due	60-89 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Real Estate:
Residential	$167,781	$301	$-	$301	$406	$168,488
Commercial	98,848	482	-	482	1,268	100,598
Construction	5,999	-	-	-	365	6,364
Commercial, Industrial and Agricultural	46,983	-	-	-	-	46,983
Consumer	70,196	235	-	235	21	70,452
Other	8,016	-	-	-	-	8,016
Total	$397,823	$1,018	$-	$1,018	$2,060	$400,901

December 31, 2013	Loans Current	30-59 Days Past Due	60-89 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Real Estate:
Residential	$163,626	$173	$107	$280	$339	$164,245
Commercial	91,686	592	390	982	2,665	95,333
Construction	10,002	-	-	-	365	10,367
Commercial, Industrial and Agricultural	41,711	8	-	8	-	41,719
Consumer	58,789	288	7	295	17	59,101
Other	8,381	-	-	-	-	8,381
Total	$374,195	$1,061	$504	$1,565	$3,386	$379,146

A summary of the loans considered to be impaired as of the dates indicated are as follows (dollars in thousands):

September 30, 2014	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Real Estate:
Residential	$8	$-	$20	$20	$1
Commercial	2,131	460	2,136	2,276	33
Construction	1,349	192	1,349	1,407	32
Commercial, Industrial and Agricultural	306	244	306	312	12
Consumer	-	-	-	-	-
Total Impaired Loans	$3,794	$896	$3,811	$4,015	$78

December 31, 2013	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Real Estate:
Residential	$65	$-	$86	$94	$5
Commercial	5,407	640	5,693	5,960	245
Construction	1,477	265	1,477	1,692	54
Commercial, Industrial and Agricultural	315	253	315	316	13
Consumer	-	-	-	-	-
Total Impaired Loans	$7,264	$1,158	$7,571	$8,062	$317

Loans classified as TDRs consisted of four loans totaling $841,000 and two loans totaling $543,000 at September 30, 2014 and December 31, 2013, respectively.  The following table presents the volume and recorded investment at the time of modification of the TDRs by class and type of modification that occurred during the periods indicated (dollars in thousands):

Nine Months Ended September 30, 2014	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, Industrial and Agricultural	2	$317	2	$317	-	-
Total	2	$317	2	$317	-	$-

Year Ended December 31, 2013	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real Estate Commercial	1	$259	1	$259	-	-
Total	1	$259	1	$259	-	-

The activity in the Allowance for Loan Loss summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential losses for the three and nine months ended September 30, 2014 and 2013 are as follows (dollars in thousands):

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial Industrial and Agricultural	Consumer	Unallocated	Total

Allowance for Loan Losses:
June 30, 2014	$1,478	$1,712	$293	$1,027	$571	$259	$5,340
Charge-offs	-	-	-	-	(36)	-	(36)
Recoveries	1	-	-	2	30	-	33
Provision	10	(2)	(64)	(55)	265	(154)	-
September 30, 2014	$1,489	$1,710	$229	$974	$830	$105	$5,337

December 31, 2013	$1,481	$1,703	$355	$1,013	$592	$238	$5,382
Charge-offs	(10)	-	-	-	(103)	-	(113)
Recoveries	2	-	-	4	62	-	68
Provision	16	7	(126)	(43)	279	(133)	-
September 30, 2014	$1,489	$1,710	$229	$974	$830	$105	$5,337

Individually Evaluated for Impairment	$-	$460	$192	$244	$-	$-	$896
Collectively Evaluated for Potential Losses	1,489	1,250	37	730	830	105	4,441
Total Allowance for Loan Losses	$1,489	$1,710	$229	$974	$830	$105	$5,337

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial Industrial and Agricultural	Consumer	Unallocated	Total

Allowance for Loan Losses:
June 30, 2013	$1,299	$2,016	$306	$1,048	$413	$351	$5,433
Charge-offs	-	(119)	-	(3)	(30)	-	(152)
Recoveries	1	41	-	33	17	-	92
Provision	84	136	(157)	99	25	(187)	-
September 30, 2013	$1,384	$2,074	$149	$1,177	$425	$164	$5,373

December 31, 2012	$2,215	$2,051	$326	$1,043	$320	$(51)	$5,904
Charge-offs	(181)	(555)	-	(109)	(70)	-	(915)
Recoveries	86	56	-	68	74	-	284
Provision	(736)	522	(177)	175	101	215	100
September 30, 2013	$1,384	$2,074	$149	$1,177	$425	$164	$5,373

Individually Evaluated for Impairment	$-	$187	$-	$25	$-	$-	$212
Collectively Evaluated for Potential Losses	1,384	1,887	149	1,152	425	164	5,161
Total Allowance for Loan Losses	$1,384	$2,074	$149	$1,177	$425	$164	$5,373

Major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential losses as of the dates indicated are as follows (dollars in thousands):

September 30, 2014	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial Industrial and Agricultural	Consumer	Other	Total
Individually Evaluated for Impairment	$8	$2,131	$1,349	$306	$-	$-	$3,794

Collectively Evaluated for Impairment	168,480	98,467	5,015	46,677	70,452	8,016	397,107
	$168,488	$100,598	$6,364	$46,983	$70,452	$8,016	$400,901

December 31, 2013	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial Industirl and Agricultural	Consumer	Other	Total
Individually Evaluated for Impairment	$65	$5,407	$1,477	$315	$-	$-	$7,264

Collectively Evaluated for Impairment	164,180	89,926	8,890	41,404	59,101	8,381	371,882
	$164,245	$95,333	$10,367	$41,719	$59,101	$8,381	$379,146

Note 5.   Deposits

The following table shows the maturities of time deposits for the next five years and beyond (dollars in thousands):

September 30, 2014
December 31, 2014	$8,766
December 31, 2015	27,312
December 31, 2016	17,554
December 31, 2017	9,506
December 31, 2018	7,729
Beyond December 31, 2018	9,566
Total	$80,433

The balances in Time deposits with balances $100,000 or more totaled $34.9 million and $35.3 million as of September 30, 2014 and December 31, 2013, respectively.

                Note 6.  Federal Funds Purchases and Short-Term Borrowings

The components of federal funds purchased and short-term borrowings as of the dates indicated are summarized as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Federal Funds Purchased
Balance at Period-End	$-	-	$-	-
Average Balance Outstanding During the Year	411	0.45%	672	0.47%
Maximum Amount Outstanding at any Month-End	1,850		4,100

Securities Sold Under Agreements to Repurchase
Balance at Period-End	$16,155	0.26%	$15,384	0.28%
Average Balance Outstanding During the Year	15,756	0.27%	21,035	0.27%
Maximum Amount Outstanding at any Month-End	19,018		25,683
Securities Collaterizing the Agreements at Period-End:
Carrying Value	17,408		25,399
Market Value	17,428		24,921

Note 7. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the FHLB as follows (dollars in thousands):

Description	Maturity	Weighted Average Interest Rate	September 30, 2014	December 31, 2013

CLP - Fixed	February 25, 2014	2.26%	$-	$1,000
CLP - Fixed	February 25, 2015	2.71%	1,000	1,000
CLP - Fixed	September 5, 2015	4.05%	2,000	2,000
			$3,000	$4,000

As of September 30, 2014, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $175.0 million with the FHLB.  This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock.  Under this arrangement the Company had available a variable rate Line of Credit in the amount of $20.0 million as of September 30, 2014 and December 31, 2013.

A Borrower-In-Custody of Collateral agreement was entered into with the Federal Reserve Bank for a $40.0 million Line of Credit in 2009.  This credit agreement requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by Commercial and Consumer Indirect Loans.  As of September 30, 2014 this facility had not been used.

The contractual maturities of these borrowings as of the following dates are (dollars in thousands):

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Due in One Year	$1,000	$1,000
Due After One Year But Within Five Years	2,000	3,000
Due From Five Years to Ten Years	-	-
Total	$3,000	$4,000

Note 8. Employee Benefits

Savings and Profit Sharing Plan
The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4 percent of an employee’s contribution at the rate of $.25 on the dollar.  All employees who work over 1,000 hours per year are eligible to participate in the plan.  The Company made no contribution in the first nine months of 2014 and $42,000 in 2013 to this plan.  In 2009, the 401(k) Plan was enhanced to include a “safe harbor” provision and a discretionary retirement contribution.  The Company made no contributions in the first nine months of 2014 and $422,000 for the enhanced portion of the 401(k) Plan in 2013.

Stock Option Plan
The Company maintained an Incentive Stock Option Plan for executive management, a Supplemental Stock Option Plan for all full-time employees, and a Directors’ Stock Option Plan for all outside directors. All three plans provided for the granting of options at the discretion of the Board of Directors, and all options typically had expiration terms of ten years subject to certain extensions and early terminations.  Under the Incentive Stock Option Plan, the first option grants were awarded on May 17, 2000.  First option grants under the Supplemental Stock Option Plan and the Directors’ Stock Option Plan were awarded on May 16, 2001.  The per share exercise price of an option granted cannot be less than the fair  value of a share of common stock at the time the option is granted.  The Company has a policy of issuing new shares to satisfy share option exercises.  All stock option plans have expired.  No tax benefits were realized for the tax deductions from non-qualifying stock options exercised for the periods ended, September 30, 2014 and December 31, 2013.

The following table presents shares data related to the stock plans for the periods indicated:

	2014	Weighted Average Exercise Price
Outstanding, January 1	14,515	$14.25
Granted	-	-
Exercised	(14,515)	14.25
Forfeited	-
Outstanding, September 30	-	-
Exercisable, September 30	-	-

	2013	Weighted Average Exercise Price
Outstanding, January 1	38,320	$14.48
Granted	-	-
Exercised	(23,405)	14.62
Forfeited	(400)	14.50
Outstanding, December 31	14,515	$14.25
Exercisable, December 31	14,515	$14.25

At September 30, 2014, there were no unexercised stock options.  At September 30, 2014 and December 31, 2013, the Company did not have any unvested stock options outstanding.

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

The unused and available credit balances of financial instruments whose contracts represent credit risk at September 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Standby Letters of Credit	$912	$693
Performance Letters of Credit	2,986	1,534
Construction Mortgages	6,526	9,939
Personal Lines of Credit	5,436	5,502
Overdraft Protection Lines	6,527	6,552
Home Equity Lines of Credit	8,396	8,155
Commercial Lines of Credit	33,074	42,393
Total	$63,857	$74,768

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

The following table presents the assets and liabilities reported on the Consolidated Statement of Financial Condition at their fair value as of the dates indicated by level within the fair value hierarchy. As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. (Dollars in thousands)

September 30, 2014	Level I	Level II	Level III	Total
Available for Sales Securities:
U.S. Government Agencies	$-	$53,724	$-	$53,724
Equity Securities - Mutual Funds	510	-	-	510
Equity Securities - Other	586		-	586
Obligations of States and Political Subdivisions	-	44,711	-	44,711
Mortgage-Backed Securities - Government-Sponsored Enterprises	-	5,160	-	5,160
Total Available for Sale Securities	$1,096	$103,595	$-	$104,691

December 31, 2013	Level I	Level II	Level III	Total
Available for Sales Securities:
U.S. Government Agencies	$-	$76,294	$-	$76,294
Equity Securities - Mutual Funds	535	-	-	535
Equity Securities - Other	553		-	553
Obligations of States and Political Subdivisions	-	50,503	-	50,503
Mortgage-Backed Securities - Government-Sponsored Enterprises	-	5,925	-	5,925
Total Available for Sale Securities	$1,088	$132,722	$-	$133,810

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

September 30, 2014	Level I	Level II	Level III	Total
Assets Measured on a Non- recurring Basis:
Impaired Loans	$-	$-	$2,898	$2,898

December 31, 2013	Level I	Level II	Level III	Total
Assets Measured on a Non- recurring Basis:
Impaired Loans	$-	$-	$6,106	$6,106
OREO	-	-	229	229

Impaired Loans and Other Real Estate Owned
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy.  At September 30, 2014 and December 31, 2013, the fair value of impaired loans consists of the loan balance of $3.8 million and $7.3 million less their specific valuation allowances of $896,000  and $1.2 million, respectively.

For Level III assets and liabilities measured at fair value on a recurring or non- recurring basis as of September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

Level III	Fair Value at September 30, 2014	Valuation Techniques	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$2,898	Market Comparable Properties	Marketability Discount	10%	to	30% (1)

(1)	Range would include discounts taken since appraisal and estimated values

Level III	Fair Value at December 31, 2013	Valuation Techniques	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$6,106	Market Comparable Properties	Marketability Discount	10%	to	30% (1)
OREO	229	Market Comparable Properties	Marketability Discount	10%	to	50% (1)

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

Commitments to Extend Credit
These financial instruments are generally not subject to sale and estimated fair values are not readily available.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 9 of this report.

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

		September 30, 2014		December 31, 2013
	Valuation Method Used	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Interest Bearing	Level I	$22,375	$22,375	$7,094	$7,094
Non-Interest Bearing	Level I	9,856	9,856	9,323	9,323
Investment Securities:
Available for Sale	See Above	104,691	104,691	133,810	133,810
Held to Maturity	Level II	506	507	1,006	1,009
Loans, Net	Level III	395,564	405,476	373,764	384,664
Restricted Stock	Level II	2,053	2,053	1,770	1,770
Bank-Owned Life Insurance	Level II	8,876	8,876	8,702	8,702
Accrued Interest Receivable	Level I	1,747	1,747	1,866	1,866

Financial Liabilities:
Deposits	Level III	490,758	469,023	480,335	482,704
Short-term Borrowings	Level I	16,155	16,155	15,384	15,384
Other Borrowed Funds	Level III	3,000	3,078	4,000	4,148
Accrued Interest Payable	Level I	235	235	267	267

Off-Balance Sheet Instruments, Commitments to Extend Credit	Level III	$-	$-	$-	$-

Note 11. Parent Only Financial Statements

The Unaudited Parent Only Financial Statements are presented in the following tables:

Statements of Financial Condition
(Dollars in thousands)	September 30, 2014	December 31, 2013
ASSETS
Cash and Due From Banks:	$13	$973
Investment Securities, Available-for-Sale	586	553
Investment in Community Bank	43,801	43,494
Other Assets	250	-
TOTAL ASSETS	$44,650	$45,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities	-	15
Stockholders' Equity	44,650	45,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,650	$45,020

Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Interest and Dividend Income	$5	$5	$21	$13
Earnings from Subsidiary Bank	1,026	1,135	3,281	3,029
Other Noninterest Income	35	-	35	-
Noninterest Expense	(368)	-	(1,033)	(2)

Income Before Income Taxes	698	1,140	2,304	3,040

Income Taxes	29	-	253	-

Net Income	$727	$1,140	$2,557	$3,040

Statements of Cash Flows
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013

OPERATING ACTIVITIES
Net Income	$2,557	$3,039
Cash Provided by Operating Activities:
Undistributed net loss (income) of subsidiary	969	(1,476)
Gain on Sale of Investments	(35)	-
Decrease in Other Assets	56	3
Decrease in Other Liabilities	(276)	-
Net Cash Provided by Operating Activities	3,271	1,566

INVESTING ACTIVITIES
Purchases of Investments	(110)	(513)
Sales and Maturies of Investments	46	-
Net Cash Used in Investing Activities	(64)	(513)

FINANCING ACTIVITIES
Cash Dividends Paid	(1,478)	(1,553)
Treasury Stock Purchases, at cost	(2,896)	-
Exercise of Stock Options	207	340
Net Cash Used in Financing Activities	(4,167)	(1,213)

DECREASE IN CASH AND EQUIVALENTS	(960)	(160)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	973	1,125

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13	$965

Note 12.  Proposed Merger Announcement

On April 14, 2014, CB Financial Services, Inc. (“CB Financial”), a Carmichaels, Pennsylvania based holding company for Community Bank and FedFirst Financial, a Pennsylvania based holding company for First Federal Savings Bank announced the signing of an Agreement and Plan of Merger (“Merger Agreement”) under which FedFirst Financial will merge with and into CB Financial in a cash and stock transaction valued at approximately $54.5 million.  Under the terms of the Merger Agreement, stockholders of FedFirst Financial will be entitled to elect to receive $23.00 in cash or shares of CB Financial common stock based on a fixed exchange rate of 1.1590 shares of CB Financial common stock for each share of FedFirst Financial common stock, subject to proration to ensure that at closing 65% of the outstanding shares of FedFirst Financial common stock are exchanged for shares of CB Financial common stock and the remaining 35% are exchanged for cash.  CB Financial and FedFirst Financial completed the transaction on October 31, 2014.

First Federal Savings Bank, a federally-chartered savings bank operated seven offices in Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania.

The Company incurred $368,000 and $1.0 million of merger-related expenses for the three and nine months ended September 30, 2014.  Expenses consisted of professional services related to investment banker, legal fees and audit and accounting fees.  The Company expects to incur additional expenses prior to the completion of the transaction including, but not limited to additional investment banker, legal and other professional fees and fees related to data processing, occupancy and various other contracts.

Note 13.  Subsequent Event

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following:

•	General and local economic conditions;
•	Changes in interest rates, deposit flows, demand for loans, real estate values and competition;
•	Competitive products and pricing;
•	The ability of our customers to make scheduled loan payments;
•	Loan delinquency rates;
•	Our ability to manage the risks involved in our business;
•	Inflation, market and monetary fluctuations;
•	CB Financial’s ability to control costs and expenses;
•	Changes in federal and state legislation and regulation (i. e. the effect of new capital standards to be imposed by banking regulators and the implementation of the Dodd-Frank act).

The Company assumes no obligation to update any forward-looking statements.

General

CB Financial Services, Inc. is a bank holding company established in 2006. CB Financial’s business activity is conducted through its wholly owned banking subsidiary Community Bank (“the Bank”).  All significant intercompany transactions have been eliminated.

The Bank is a Pennsylvania-chartered commercial bank.  The Bank is regulated by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  The Bank operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine full-service locations in southwestern Pennsylvania.

Community Bank’s website address is www.communitybank.tv. Information on the website is not and should not be considered a part of this Form 10-Q.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of September 30, 2014 compared to the financial condition as of December 31, 2013 and the consolidated results of operations for the three and nine months ended September 30, 2014 and 2013.

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

Commercial, Residential Mortgage and Other Lending.   Historically, our lending portfolio has been concentrated in residential one-to-four family mortgages.  Lending activity in recent years has been directed at growing a stable and profitable commercial real estate and commercial loan portfolio as well.  At September 30, 2014, our residential mortgage loan portfolio comprised 42.0% of our loan portfolio.  These totals are consistent with results as of December 31, 2013.  We also originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  At September 30, 2014 and December 31, 2013, our commercial real estate loan portfolio totaled $100.6 million and $95.3 million, or 25.1% and 25.1%, respectively, of total loans.  Commercial lending has increased from $41.7 million as of December 31, 2013 to $47.0 million at September 30, 2014 or $11.7% of total loans.  In addition to commercial and residential mortgage lending, we also engage in consumer and indirect lending.  Consumer lending comprises 17.6% of our total loan portfolio as of September 30, 2014.

Investment Strategy.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate risk, credit risk, or extension risk, to complement our lending activities, and to provide and maintain liquidity within established guidelines.

At September 30, 2014 and December 31, 2013, we had $104.7 million and $133.8 million, respectively, invested in securities classified as available for sale.  The composition of these investments is primarily agency securities, agency mortgage-backed securities, and municipal securities.

Asset-Liability Strategy.  As discussed earlier, our business consists primarily of originating one-to-four family residential real estate loans, commercial real estate loans, and commercial loans in our market areas.  Investing occurs primarily in agency and municipal securities.  The average maturity of residential real estate loans is longer than that of commercial loans.  Our loans and investments are primarily funded by core deposits (i.e. checking, savings, money market accounts and conventional certificates of deposit).  As a result, we are exposed to interest rate risk as long-term assets reprice more slowly than short-term liabilities in a rising rate environment. However, we continuously manage this risk and have positioned the Company in an asset sensitive position to take advantage of a forecasted rising rate environment. We continue to sell mortgage loans on the secondary market, servicing retained, to reduce our exposure to long-term fixed-rate loans and recognize noninterest income on the sales.   Efforts to increase core deposits continue and we have minimized our reliance on FHLB borrowings having reduced outstanding balances to $3.0 million as of September 30, 2014.

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

Critical Accounting Policies.  It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations.  Management’s quarterly evaluation of the adequacy of the allowance considers our historical loan loss experience, a review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses.  Management uses currently available information to estimate probable losses on loans, however, future additions to the allowance may be necessary based on the changes in estimates, assumptions, or economic conditions.  Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local area, concentrations of risk, and decline in local property values.  The Company’s determination as to the amount of its allowance for loan losses is subject to review by its regulatory agencies, which can require that we establish additional loan loss allowances.  See Note 4 of the Notes to Consolidated Financial Statements for more information on the allowance for loan losses.

In management’s opinion, the accounting policy relating to the valuation of investments is a critical accounting policy.  We utilize a third party vendor to provide independent pricing of the securities in our investment portfolio.  The third party vendor utilizes public quotations, third party dealer quotes and pricing models.  Refer to Note 10 of the Notes to Consolidated Financial Statements for more information on fair value.

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

Balance Sheet Analysis

Assets.  Total assets at September 30, 2014 were $556.4 million, an increase of $9.9 million, or 1.8%, from total assets of $546.5 million at December 31, 2013. During the nine months ended September 30, 2014, funds generated from maturities and calls of available-for-sale securities and from deposit growth were used to fund loan growth and build liquidity to fund the merger.

Cash and cash equivalents increased $15.8 million, or 96.3%, to $32.2 million at September 30, 2014 from $16.4 million at December 31, 2013.  A portion of the funds generated from the maturities and calls of available-for-sale securities and deposit growth are being held in interest earning deposits to fund the merger.

Investment securities classified as available-for-sale decreased $29.1 million, or 21.8%, to $104.7 million at September 30, 2014 compared to $133.8 million at December 31, 2013. This decrease was primarily the result of security maturities and calls that were not reinvested in new securities. Security purchases were minimal in the first nine months of 2014 due to a concerted effort to fund loan growth and increase liquid funds in anticipation of the October 31, 2014 merger.

Loans, net, increased $21.8 million, or 5.8%, to $395.6 million at September 30, 2014 compared to $373.8 million at December 31, 2013 primarily due to increases of $5.3 million in commercial business loans, $11.4 million in consumer loans and $4.2 million in residential real estate loans.

Liabilities.  Total liabilities at September 30, 2014 were $511.7 million, compared to $501.5 million at December 31, 2013, an increase of $10.2 million, or 2.0%.

Total deposits increased $10.4 million, or 2.2%, to $490.7 million at September 30, 2014 compared to $480.3 million at December 31, 2013. There were increases of $10.4 million in demand deposits, $1.1 million in NOW accounts, and $8.3 million in savings offset by decreases of $5.3 million in money market accounts and $4.2 million in certificates of deposit. During the third quarter, municipal customer balances increased due to cyclical collections of property tax receipts. In addition, due to the low interest rate environment, the Bank has been selective on promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. The Bank attributes the decrease in certificates of deposit primarily to customer hesitancy to commit to long-term financial instruments in the prevailing low interest rate environment.

Short-term borrowings increased $800,000 or 5.0%, to $16.2 million at September 30, 2014 compared to $15.4 million at December 31, 2013.  Other borrowed funds decreased $1.0 million due to the retirement of FHLB advances.

Stockholders’ Equity.  Stockholders’ equity decreased $300,000 to $44.7 million at September 30, 2014 compared to $45.0 million at December 31, 2013. During the period, the Company paid $1.6 million in dividends to stockholders and purchased 133,000 shares of its common stock for $2.9 million.  This was partially offset by $2.6 million of net income for the nine months ended September 30, 2014 and a $1.3 million increase in accumulated other comprehensive income as a result of an increase in the unrealized gain position of the security portfolio.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Overview.  The Company had net income of $739,000, or diluted earnings of $0.32 per share, for the three months ended September 30, 2014 compared to net income of $1.1 million, or diluted earnings of $0.46 per share, for the three months ended September 30, 2013.

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Net Income	$739	$1,139
Return on average assets	0.55%	0.84%
Return on average equity	6.59	10.25
Average equity to average assets	8.32	8.22

Net Interest Income.  Net interest income for the three months ended September 30, 2014 increased $200,000 or 4.1%, to $4.2 million compared to $4.0 million for the three months ended September 30, 2013.

Interest income remained consistent with the three months ended September 30, 2013 at $4.6 million.  Interest income on tax exempt securities decreased $60,000 due to deploying proceeds from security calls and maturities into loans.  Interest income on loans increased $86,000 due to a combined increase in average loans outstanding of $19.7 million and a decrease in yield of 0.17%.  Average commercial loans for the three months ended September 30, 2014 increased $6.2 million, average real estate loans increased $3.3 million and average consumer loans increased $10.1million.  The most significant portion of the consumer loan growth occurred in the indirect lending area.  Loans in this area generally have an average life of less than 30 months.  Loan yields for the three months ended September 30, 2014 declined 0.17% compared to the three months ended September 30, 2013 due to the depressed interest rate environment and competition.  Other interest and dividend income increased $16,000 primarily due to an increase in FHLB stock dividends.

Interest expense decreased $121,000, or 22.1%, to $427,000 for the three months ended September 30, 2014 compared to $548,000 for the three months ended September 30, 2013. Interest expense on deposits decreased $91,000 due to a decrease of 11 basis points in cost, primarily related to the repricing of maturing certificates of deposit to lower rates, partially offset by an increase of $1.9 million in average interest bearing deposit balances. Interest expense on other borrowed funds decreased $23,000 primarily due to a decrease of $2.7 million in average balances outstanding due to the retirement of higher cost FHLB borrowings.

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

	Three Months Ended September 30,
	2014			2013
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest(4)	Rate (1)(4)	Balance	Interest(4)	Rate (1)(4)
	(Dollars in thousands)
Interest earning assets:
Loans	$387,524	$4,099	4.20%	$367,824	$4,054	4.37%
Interest-earning deposits	23,078	12	0.21	1,057	4	1.50
Investment securities
Taxable	63,009	205	1.30	83,785	196	0.94
Tax exempt	46,631	471	4.04	51,776	562	4.34
Total earning assets	520,242	4,787	3.65	504,442	4,816	3.79

Noninterest-earning assets	23,485			36,426
Total assets	$543,727			$540,868

Interest-bearing liabilities
Interest-bearing demand deposits	$70,338	33	0.19%	$74,931	39	0.21%
Savings	91,697	43	0.19	80,348	38	0.19
Money market accounts	102,644	70	0.27	102,485	71	0.27
Certificates of deposit	83,283	243	1.16	88,269	330	1.48
Total interest-bearing deposits	347,962	389	0.44	346,033	478	0.55

Borrowings	19,864	38	0.76	30,372	69	0.90
Total interest bearing liabilities	367,826	427	0.46	376,405	547	0.58
Noninterest bearing demand deposits	129,452			114,553
Other liabilities	1,620			5,455
Total liabilities	498,898			496,413

Total stockholders' equity	44,829			44,456
Total liabilities and stockholders' equity	$543,727			$540,869

Net interest income		$4,360			$4,269

Net interest rate spread (2)			3.19%			3.21%
Net interest-earning assets (3)	$152,416			$128,037

Net interest margin			3.33%			3.36%
Average interest-earning assets to
interest bearing liabilities	141.44%			134.02%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

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

	Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
	Increase (decrease) due to
	Volume	Rate	Total
Interest and dividend income:	(Dollars in thousands)

Loans	$793	$(748)	$45
Investment Securities:
Taxable	(224)	233	9
Tax Exempt	(214)	123	(91)
Other interest-earning assets	57	(49)	8
Total interest earning assets	412	(441)	(29)

Interest expense:
Deposits	(60)	(29)	(89)
Borrowings	(117)	86	(31)
Total interest bearing liabilities	(177)	57	(120)
Change in net interest income	$589	$(498)	$91

Provision for Loan Losses.  There was no provision for loan losses in the three months ended September 30, 2014 or 2013.  Net charge-offs for the three months ended September 30, 2014 were $3,000 compared to net charge-offs of $60,000 for the three months ended September 30, 2013.  Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provision.  The most recent analysis determined that the allowance for loan losses at September 30, 2014 was adequate considering the credit quality of the loan portfolio at that date.

Noninterest Income.  Noninterest income increased $74,000, or 9.5%, to $850,000 for the three months ended September 30, 2014 compared to $776,000 for the three months ended September 30, 2013.   The primary cause for the increase in noninterest income was a $72,000 increase in service fees on deposit accounts resulting from an increase in deposit accounts.  In addition, a gain of $35,000 was recognized on the sale of stock held as available for sale.  The proceeds of the stock sale were reinvested in stock at a superior yield.  Offsetting these items was a $53,000 decline in the revenue recognized from the net gain (loss) on the sale of real estate owned or repossessed assets as net gains that occurred in the three months ended September 30, 2013 did not occur in the three months ended September 30, 2014.

Noninterest Expense.  Noninterest expense increased $694,000, or 20.8%, to $4.0 million for the three months ended September 30, 2014 compared to $3.3 million for the three months ended September 30, 2013 primarily due to $368,000 of merger-related expenses. Refer to Note 12 for further information on merger-related expenses.  Salaries and benefits increased $158,000, or 9.1%, to $1.9 million for the three months ended September 30, 2014 compared to the $1.7 million for the three months ended September 30, 2013.  This increase was primarily related to increased compensation related to the merger and overtime related to a loan document scanning project.  Legal and professional fees expense declined $68,000 in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  This decrease resulted from the reversal of accrued legal fees to other real estate owned expense related to a nonaccrual loan when it was transferred to other real estate owned.

Income Tax Expense.  Income taxes for the three months ended September 30, 2014 were $268,000 compared to $324,000 for the three months ended September 30, 2013.  This decrease in income taxes of $56,000 was due to a $456,000 decrease in net income before income tax expense primarily due to merger related expenses. The effective tax rate was 26.6% for the three months ended September 30, 2014 compared to 22.1% for the three months ended September 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Overview.  The Company had net income of $2.6 million, or diluted earnings per share of $1.09,  for the nine months ended September 30, 2014 compared to $3.0 million, or diluted earnings of $1.23 per share, for the nine months ended September 30, 2013.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Net Income	$2,557	$3,039
Return on average assets	0.63%	0.75%
Return on average equity	7.70	9.01
Average equity to average assets	8.15	8.37

Net Interest Income. Net interest income for the nine months ended September 30, 2014 increased $923,000, or 8.0%, to $12.5 million compared to $11.6 million for the nine months ended September 30, 2013.

Interest income increased $545,000, or 4.1%, to $13.8 million for the nine months ended September 30, 2014 compared to $13.3 million for the nine months ended September 30, 2013. Interest income on taxable securities was consistent with prior period as a decrease in average balance of $27.1 million was mitigated by an increase in average yield of 46 basis points.  Interest income on tax exempt securities decreased $101,000 due to a decrease of $1.4 million in average balance and a decrease in average yield of 28 basis points.  Other interest and dividend income increased $73,000 primarily due to increased FHLB dividends.  Investment securities balances were reduced from prior period to fund loan growth.  Interest income on loans increased $566,000 due to an increase in average loans of $29.3 million and a decrease in average loan yields of 20 basis points. Average commercial loans increased $14.4 million, average consumer loans increased $7.6 million and average real estate loans increased $7.1 million, all due to a concerted effort to increase loans outstanding.

Interest expense decreased $378,000, or 22.0%, to $1.3 million for the nine months ended September 30, 2014 compared to $1.7 million for the nine months ended September 30, 2013. Interest expense on deposits decreased $273,000 to $1.2 million for the nine months ended September 30, 2014 compared to $1.5 million for the nine months ended September 30, 2013.  Average interest bearing deposits increased $3.6 million and the cost of average deposits declined 11 basis points when comparing the nine months ended September 30, 2014 with the nine months ended September 30, 2013.  Interest expense on other borrowed funds decreased $90,000 due to a $3.4 million decrease in average FHLB debt outstanding. Management continues to aggressively manage deposit pricing in this time of market uncertainty.  With market rate increases anticipated in the latter portion of 2015, it will be difficult to maintain this reduced level of interest expense.

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

	For the Nine Months Ended September 30,
	2014			2013
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest(4)	Rate (1)(4)	Balance	Interest(4)	Rate (1)(4)
	(Dollars in thousands)
Interest earning assets:
Loans	$381,344	$12,118	4.25%	$352,064	$11,719	4.45%
Interest-earning deposits	13,734	32	0.31	4,947	15	0.41
Investment securities
Taxable	68,999	696	1.34	96,055	633	0.88
Tax exempt	48,959	1,521	4.14	50,318	1,668	4.42
Total earning assets	513,036	14,367	3.74	503,384	14,035	3.73

Noninterest-earning assets	30,025			34,060
Total assets	$543,061			$537,444

Interest-bearing liabilities
Interest-bearing demand deposits	$72,332	105	0.19%	$75,825	127	0.22%
Savings	89,565	124	0.19	77,358	120	0.21
Money market accounts	105,738	216	0.27	106,555	225	0.28
Certificates of deposit	84,449	777	1.23	88,719	1,023	1.54
Total interest-bearing deposits	352,084	1,222	0.46	348,457	1,495	0.57

Borrowings	19,368	118	0.81	29,244	223	1.02%
Total interest bearing liabilities	371,452	1,340	0.48	377,701	1,718	0.61
Noninterest bearing demand deposits	125,692			110,317
Other liabilities	1,644			4,446
Total liabilities	498,788			492,464

Total stockholders' equity	44,273			44,980
Total liabilities and stockholders' equity	$543,061			$537,444

Net interest income		$13,027			$12,317

Net interest rate spread (2)			3.26%			3.12%
Net interest-earning assets (3)	$141,584			$125,683

Net interest margin			3.39%			3.27%
Average interest-earning assets to				133.28%
interest bearing liabilities	138.12%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income is stated on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

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

	Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
	Increase (decrease) due to
	Volume	Rate	Total
Interest and dividend income:	(Dollars in thousands)

Loans	$1,243	$(844)	$399
Securities
Investment Securities
Taxable	(281)	344	63
Tax Exempt	(59)	(88)	(147)
Other interest-earning assets	28	(11)	17
Total interest earning assets	931	(599)	332

Interest expense:
Deposits	(50)	(221)	(271)
Borrowings	(137)	32	(105)
Total interest bearing liabilities	(187)	(189)	(376)
Change in net interest income	$1,118	$(409)	$708

Provision for Loan Losses.  There was no provision for loan losses for the nine months ended September 30, 2014 compared to $100,000 for the nine months ended September 30, 2013. Net charge-offs for the nine months ended September 30, 2014 were $45,000 compared to net charge-offs of $631,000 for the nine months ended September 30, 2013.

Noninterest Income.  Noninterest income decreased $37,000, or 1.5%, to $2.4 million for the nine months ended September 30, 2014 and September 30, 2013. Gains on the sale of residential mortgage loans on the secondary market decreased $98,000 to $272,000 for the nine months ended September 30, 2014 compared to $370,000 for the nine months ended September 30, 2013.  This decrease was the result of the current interest rate environment reducing the volume of loans sold and also gains on individual loan sales.  Net (loss) gain on sale of real estate owned or repossessed assets declined $70,000 from prior period due to income recognized in 2013 not recurring in 2014.  Offsetting these decreases were moderate increases in service fees on deposit accounts and commissions.  An available-for-sale security was sold resulting in a $35,000 gain and improved future earnings potential.

Noninterest Expense.  Noninterest expense increased $1.5 million, or 15.2%, to $11.5 million for the nine months ended September 30, 2014 compared to $10.0 million for the nine months ended September 30, 2013 primarily due to $1.0 million of merger-related expenses. Refer to Note 12 for further information on merger-related expenses. Compensation and employee benefits expense increased $211,000 or 3.9% primarily due to normal salary increases, increases related to the merger, and overtime related to a loan document scanning project.  Equipment costs increased $86,000 primarily due to increased costs associated with the upgrading of our current data processing system to accommodate more accounts. Advertising costs increased $67,000 due to several advertising initiatives undertaken to increase current market share of loans and deposits and to promote the community identity of the Bank.  Occupancy expenses increased $29,000 primarily due to expenses related to branch maintenance in 2014.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2014 decreased $58,000 to $734,000 compared to $792,000 for the nine months ended September 30, 2013. The effective tax rate was 22.3% for the nine months ended September 30, 2014 compared to 20.7% for the nine months ended September 30, 2013.  The increase in the effective tax rate relates to a reduction in tax free income as municipal securities that have matured or been called have not been reinvested in tax free securities but rather used to fund loan growth and provide additional liquidity.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2014, cash and cash equivalents totaled $32.2 million and unpledged investments, which provide an additional source of liquidity, totaled $25.5 million.  Cash and cash equivalents have increased over prior period to provide necessary liquidity for the merger.

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

Off-Balance Sheet Arrangements.  Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.  Refer to Note 9 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of September 30, 2014.

CB Financial Services, Inc. is a separate legal entity from the Bank and must provides for its own liquidity to pay any dividends to its shareholders and for other corporate purposes.  Its primary source of liquidity is dividend payments it receives from the Bank.  The Bank’s ability to pay dividends to the Company is subject to regulatory limitations.  At September 30, 2014, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $599,000.

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

At September 30, 2014 and December 31, 2013, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action.  The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at the dates indicated (dollars in thousands):

			For Capital
			Adequacy		To Be
	Actual		Purposes		Well Capitalized
September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)	$45,782	12.27%	$29,844	8.00%	$37,305	10.00%
Tier I Capital (to Risk-Weighted Assets)	41,111	11.02	14,922	4.00	22,383	6.00
Tier I Capital (to Average Assets)	41,111	7.61	32,422	6.00	27,019	5.00

December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)	$46,578	12.98%	$28,709	8.00%	$35,885	10.00%
Tier I Capital (to Risk-Weighted Assets)	42,081	11.73	14,354	4.00	21,531	6.00
Tier I Capital (to Average Assets)	42,081	7.70	21,863	6.00	27,329	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable as the registrant is a smaller reporting company.

Item 4. Controls and Procedures.

CB Financial’s management, including CB Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of CB Financial’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by the report, CB Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that CB Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to CB Financial’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 21, 2014, a class action complaint, captioned Sutton v. FedFirst Financial Corp., et al., was filed under Case No. 24C14002331, the Circuit Court in Baltimore City, Maryland, against FedFirst Financial, each of Fed First Financial’s directors, and CB Financial Services, Inc. The complaint alleges, among other things, that the FedFirst Financial directors breached their fiduciary duties to FedFirst Financial and its stockholders by agreeing to sell to CB Financial without first taking steps to ensure that FedFirst Financials stockholders would obtain adequate, fair and maximum consideration under the circumstances, by agreeing to terms with CB Financial that benefit themselves and/or CB Financial that discouraged other bidders.  The plaintiff also alleges that CB Financial aided and abetted the FedFirst Financial directors’ breeches of fiduciary duties.  The complaint seeks, among other things, an order enjoining the defendants from consummating the merger, as well as attorneys’ fees and certain other damages.  On June 20, 2014, the Company and the individual defendants filed a Motion to Dismiss the complaint.  On July 29, 2014, the plaintiff filed an amended complaint adding an additional claim that the Form S-4 filed by CB Financial in connection with the merger contains material misstatements and omissions.  FedFirst Financial and CB Financial amended their Motion to Dismiss to address the additional claims.  A hearing was held on the Motion to Dismiss on September 19, 2014, and the court dismissed all claims to all defendants with prejudice.  On  October 17, 2014, the defendants filed a Notice of Appeal to appeal the dismissal ruling.  A hearing date has not been set. CB Financial believes the factual allegations in the complaint, as amended, are without merit and is defending vigorously against the allegations in the complaint.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has changed the bank regulatory framework. For example, the law created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, established more stringent capital standards for banks and bank holding companies, and gave the Federal Reserve exclusive authority to regulate both bank holding companies and savings and loan holding companies. The legislation also has resulted in numerous new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions (including Community Bank), including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to loans that are securitized and sold to investors, and in 2013 the federal bank agencies proposed a rule regarding retention of credit risk on loan sales. CB expects that these rules would make it more difficult for it to sell loans in the secondary market. Bank regulatory agencies also have been responding aggressively to any safety and soundness or compliance concerns identified in examinations, and such agencies have broad discretion and significant resources to initiate enforcement actions against financial institutions and their directors and officers in connection with their examination authority. Ongoing uncertainty and adverse developments in the financial services industry and in the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect CB’s operations by restricting business activities, including the ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.

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

As a public company, CB must comply with additional laws and regulations, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, and related rules of the SEC and requirements of The Nasdaq Stock Market. Complying with these laws and regulations require the time and attention of CB’s board of directors and management and will increase CB’s expenses. Among other things, CB must design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of management certification requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board; prepare and distribute periodic reports in compliance with CB’s obligations under the federal securities laws; establish new internal policies, principally those relating to disclosure controls and procedures and corporate governance; institute a more comprehensive compliance function; and involve to a greater degree CB’s outside legal counsel and accountants in the above activities.

CB is in the process of evaluating its internal control systems to allow management to report on its internal controls over financial reporting. CB plans to perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act. CB will be required to comply with Section 404 in its annual report for the year ending December 31, 2014. However, CB cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on its operations. Furthermore, upon completion of this process, CB may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1
Agreement and Plan of Merger dated as of April 14, 2014, by and between CB Financial Services, Inc. and FedFirstFinancial Corporation, (Incorporated by reference to the Company’s Registration Statement on Form S-4, as amended. (SEC File No. 333-196749))

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC
(Registrant)

Date: November 14, 2014	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr. President and Chief Executive Officer

Date: November 14, 2014	/s/ Kevin D. Lemley
Kevin D. Lemley Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)