Form 10-K
period 2014-12-31
CB Financial Services, Inc.
filed 2015-03-26
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-36706

CB FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	51-0534721
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 North Market Street, Carmichaels, Pennsylvania	15320
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (724) 966-5041

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.4167 per share	The Nasdaq Stock Market, LLC

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2014, as reported by the Nasdaq Global Market, was approximately $73.5 million.

As of March 12, 2015, the number of shares outstanding of the Registrant’s Common Stock was 4,071,462.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant (Part III)

PART I

ITEM 1.     Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•
significant increases in our loan losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our ability to successfully integrate the operations of businesses we have acquired;

•	our success in increasing our commercial real estate and commercial business lending;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	our ability to improve our asset quality even as we increase our commercial real estate and commercial business lending;

•
changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	technological changes that may be more difficult or expensive than expected;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•
changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•
changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

In this Annual Report on Form 10-K, the terms “we,” “our,” and “us” refer to CB Financial Services, Inc. and Community Bank, unless the context indicates another meaning. In addition, we sometimes refer to CB Financial Services, Inc. as “CB,” or the “Company” and to Community Bank as the “Bank.”

CB Financial Services, Inc.

CB Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is a bank holding company headquartered in Carmichaels, Pennsylvania. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CBFV.” The Company conducts its operations primarily through its wholly owned subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. At December 31, 2014, the Company, on a consolidated basis, had total assets of $846.3 million, total deposits of $697.5 million and shareholders’ equity of $81.9 million.

Community Bank

Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. Community Bank is a community-oriented institution that conducts our business from our main office and 16 branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania by offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. In addition, the Bank is the sole shareholder of Exchange Underwriters, Inc. ("Exchange Underwriters"), a wholly-owned subsidiary which is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products.

The Bank was originally chartered in 1901 as The First National Bank of Carmichaels. In 1987, we changed our name to Community Bank, National Association. In December 2006, Community Bank completed a charter conversion from a national bank to a Pennsylvania-chartered commercial bank wholly-owned by the Company. Community Bank is a member of the Federal Home Loan Bank (“FHLB”) System. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our principal executive office is located at 100 North Market Street, Carmichaels, Pennsylvania, and our telephone number at that address is (724) 966-5041. Our website address is http://www.communitybank.tv. Information on this website is not and should not be considered to be a part of this Annual Report.

Recent Merger

On October 31, 2014, the Company completed its merger with FedFirst Financial Corporation (“FedFirst”), the holding company for First Federal Savings Bank (“FFSB”), a federally chartered stock savings bank. Through the merger, the Company anticipates future revenue and earnings growth from an expanded menu of financial services and diversification of its sources of income from the acquisition of Exchange Underwriters. The merger resulted in the addition of five branches and expanded the Company’s reach into Fayette and Westmoreland counties in southwestern Pennsylvania.

Under the terms of the merger agreement, FedFirst stockholders were able to elect to receive $23.00 in cash or 1.159 shares of CB Financial Services common stock for each share of FedFirst common stock limited by the requirement in the merger agreement that 65% of the total shares of FedFirst common stock was exchanged for the Company’s common stock and 35% was exchanged for cash. In connection with the merger, the Company issued 1,721,967 shares of common stock and paid cash consideration of $18.4 million. The merger was valued at approximately $54.7 million.

The merger was accounted for as an acquisition in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. To the extent we did not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we engaged third party valuation specialists to assist us in determining such values.

Market Area

The Company’s southwestern Pennsylvania market area consists of Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania. Our branches located in Allegheny, Fayette, Washington and Westmoreland Counties are in the southern suburban area of metropolitan Pittsburgh. The area has been impacted by the energy industry through the extraction of untapped natural gas reserves in the Marcellus Shale Formation. The Marcellus Shale Formation extends throughout much of the Appalachian Basin and most of Pennsylvania and is located near high-demand markets along the east coast. The proximity to these markets makes it an attractive target for energy development and has resulted in significant job creation through the development of gas wells and transportation of gas. Greene County is a significantly more rural county compared to the counties in which we have our other branches.

Based on data published by the Pennsylvania Department of Labor and Industry, the populations of Allegheny, Greene, Washington, Fayette and Westmoreland Counties are approximately 1.2 million, 38,000, 209,000, 136,000, and 363,000, respectively. The November 2014 unemployment rates for Allegheny, Greene, Washington, Fayette and Westmoreland Counties were 4.6%, 3.9%, 4.9%, 5.7% and 4.8%, respectively, compared to a state-wide average of 5.1%. The average annual wage as of the first quarter of 2013 (the latest data available) in Allegheny, Greene, Washington, Fayette and Westmoreland Counties was $56,000, $57,000, $51,000, $34,000, and $39,000, respectively, compared to $50,000 state-wide.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from other commercial banks, savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Greene, Allegheny, Washington, Fayette and Westmoreland Counties, Pennsylvania. As of June 30, 2014, our FDIC-insured deposit market share in the counties we serve out of 47 bank and thrift institutions with offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties, Pennsylvania was 0.76% and includes the 0.25% market share of First Federal Savings Bank, whose deposits were acquired through merger on October 31, 2014. Such data does not reflect deposits held by credit unions.

The competition for real estate and other loans comes principally from other commercial banks, mortgage banking companies, government sponsored entities and savings banks and savings associations. This competition for loans has increased substantially in recent years. We compete for loans primarily through the interest rates and loan fees we charge and the efficiency and quality of services we provide to borrowers and home builders. Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

The Company’s most direct competition for deposits historically has come from commercial banks, savings banks and credit unions. The Company faces additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

Lending Activities

General. Historically, our principal lending activity has been the origination of residential loans secured by one- to four-family residential properties in our local market area. We also originate commercial real estate, construction, commercial and industrial, and consumer loans. At December 31, 2014, our loans receivable totaled $680.5 million. Residential mortgage, commercial real estate, and commercial and industrial loans increased $167.6 million, $78.9 million and $30.3 million, respectively, during 2014 in large part due to the merger.

Loan Portfolio Composition. The Company primarily originates residential real estate, commercial real estate, construction, commercial and industrial, consumer and other loans. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	(Dollars in thousands)
	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate:
Residential	$331,873	48.5%	$164,245	43.3%	$145,455	41.8%	$132,380	38.9%	$120,458	38.3%
Commercial	174,265	25.4	95,333	25.2	95,849	27.5	99,283	29.2	90,834	28.9
Construction	22,197	3.2	10,367	2.7	10,697	3.1	11,186	3.3	9,783	3.1
Commercial and Industrial	72,064	10.5	41,719	11.0	38,800	11.2	39,955	11.8	32,985	10.5
Consumer	77,611	11.3	59,101	15.6	54,032	15.5	54,253	15.9	54,937	17.5
Other	7,636	1.1	8,381	2.2	3,297	0.9	3,200	0.9	5,416	1.7
Total loans	685,646	100.0%	379,146	100.0%	348,130	100.0%	340,257	100.0%	314,413	100.0%

Allowance for losses	(5,195)		(5,382)		(5,904)		(5,879)		(5,261)
Loans, net	$680,451		$373,764		$342,226		$334,378		$309,152

Residential Real Estate Loans. Residential real estate loans are comprised of loans secured by one- to four-family residential and, to a lesser extent, multi-family properties. Included in residential real estate loans are traditional one- to four-family mortgage loans, multifamily mortgage loans, home equity installment loans, and home equity lines of credit. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. At December 31, 2014, $331.9 million, or 48.5% of our total loan portfolio, was invested in residential loans.

One- to Four-Family Mortgage Loans. Historically our primary lending activity has been the origination of fixed-rate, one- to four-family, owner-occupied, residential mortgage loans with terms up to 30 years secured by property located in our market area. At December 31, 2014, one- to four-family mortgage loans totaled $231.4 million. Our fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which is currently $417,000 for single-family homes. At December 31, 2014, we had 74 one- to four-family residential mortgage loans with principal balances in excess of $417,000, commonly referred to as jumbo loans. Our fixed-rate mortgage loans amortize monthly with principal and interest due each month. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without a prepayment penalty.

When underwriting one- to four-family mortgage loans, we review and verify each loan applicant’s income and credit history. Management believes that stability of income and past credit history are integral parts in the underwriting process. Written appraisals are generally required on real estate property offered to secure an applicant’s loan. We generally limit the loan-to-value ratios of one- to four-family residential mortgage loans to 80% (75% for non-owner occupied investment property) of the purchase price or appraised value of the property, whichever is less. For one- to four-family real estate loans with loan to value ratios of over 80%, we generally require private mortgage insurance. We require fire and casualty insurance on all properties securing real estate loans. We may require title insurance, or an attorney’s title opinion, as circumstances warrant.

Our one- to four-family mortgage loans customarily include due-on-sale clauses, which give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as collateral for the loan. Due-on-sale clauses are a means of imposing assumption fees and increasing the interest rate on our mortgage portfolio during periods of rising interest rates.

Fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more are originated for resale to the secondary market. During the years ended December 31, 2014 and 2013, we originated $16.5 million and $15.5 million of fixed-rate residential mortgage loans, respectively, which were subsequently sold in the secondary mortgage market.

The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. We no longer offer adjustable-rate mortgage loans, but in the past offered them for terms ranging up to 30 years. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $9.6 million at December 31, 2014. Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

We do not offer an “interest only” mortgage loan product on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer a “subprime loan” program (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).

Home Equity Loans. At December 31, 2014, home equity loans totaled $100.5 million. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 85% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which we determine based upon market conditions. Such loans are fully amortized over the life of the loan. Generally, the maximum term for home equity loans is 15 years.

Our underwriting standards for home equity loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Home equity loans entail greater risks than one- to four-family residential mortgage loans, which are secured by first lien mortgages. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage or depreciation in the value of the property or loss of equity to the first lien position. Further, home equity loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

Commercial Real Estate Loans. We originate commercial real estate loans that are secured primarily by improved properties such as retail facilities, office buildings and other non-residential buildings. At December 31, 2014, $174.3 million, or 25.4% of our total loan portfolio consisted of commercial real estate loans. The maximum loan-to-value ratio for commercial real estate loans we originate is generally 80%.

Our commercial real estate loans generally have terms of up to 15 years and have adjustable interest rates. The adjustable rate loans are typically fixed for the first five years and adjust annually thereafter. The maximum loan-to-value ratio of its commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with Community Bank and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, and the ratio of the loan amount to the appraised value of the property. All commercial real estate loans are appraised by outside independent appraisers. Personal guarantees are generally obtained from the principals of commercial real estate loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt service ratio associated with the loan. Community Bank requires property and casualty insurance and flood insurance if the property is in a flood zone area.

We underwrite commercial real estate loan participations to the same standards as loans originated by us. In addition, we consider the financial strength and reputation of the lead lender. We require the lead lender to provide a full closing package as well as annual financial statements for the borrower and related entities so that we can conduct an annual loan review for all loan participations. Loans secured by commercial real estate generally involve a greater degree of credit risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing properties and the successful operation or management of the properties securing the loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related business and real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Construction Loans. We originate construction loans to individuals to finance the construction of residential dwellings and also originate loans for the construction of commercial properties, including hotels, apartment buildings, and owner-occupied properties used for businesses. At December 31, 2014, $22.2 million, or 3.2% of our total loan portfolio consisted of construction loans. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on both residential and commercial construction. Loans with loan-to-value ratios in excess of 80% on residential construction generally require private mortgage insurance or additional collateral. Before making a commitment to fund a construction loan, we require a pro forma appraisal of the property, as completed by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

Commercial and Industrial Loans. We originate commercial and industrial loans and lines of credit to borrowers located in our market area which are generally secured by collateral other than real estate such as equipment, inventory, and other business assets or which can be unsecured. At December 31, 2014, $72.1 million, or 10.5% of our total loan portfolio, consisted of commercial and industrial loans. The loans generally have terms of maturity from three to five years with adjustable interest rates tied to the prime rate or the weekly average of the FHLB of Pittsburgh three to ten year fixed rates. We generally obtain personal guarantees from the borrower or a third party as a condition to originating the loan. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default because their repayment is generally dependent on the successful operation of the borrower’s business.

Our underwriting standards for commercial business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the applicant’s business. We assess the financial strength of each applicant through the review of financial statements and tax returns provided by the applicant. The creditworthiness of an applicant is derived from a review of credit reports as well as a search of public records. We periodically review business loans following origination. We request financial statements at least annually and review them for substantial deviations or changes that might affect repayment of the loan. Our loan officers may also visit the premises of borrowers to observe the business premises, facilities, and personnel and to inspect the pledged collateral. Underwriting standards for business loans are different for each type of loan depending on the financial strength of the applicant and the value of collateral offered as security.

Consumer Loans. We originate consumer loans which primarily consist of indirect auto loans and, to a lesser extent, secured and unsecured loans and lines of credit. As of December 31, 2014, consumer loans totaled $77.6 million, or 11.3%, of our total loan portfolio, of which $69.6 million were indirect auto loans. Consumer loans are generally offered on a fixed-rate basis. Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Indirect auto loans are loans that are sold by auto dealerships to third parties such as banks or other types of lenders. We work with various auto dealers throughout our lending area. The dealer collects information from the applicant and transmits it to us electronically for review, where we can either accept or reject applicants without ever meeting them. If the Bank approves the applicant’s request for financing, the Bank purchases the dealership-originated installment sales contract and is known as the holder in due course that is entitled to receive principal and interest payments from a borrower. As compensation for generating the loan, a portion of the rate is advanced to the dealer and accrued in a prepaid dealer reserve account. As a result, the Bank’s yield is below the interest rate because the Bank must wait for the stream of loan payments to be repaid. The Bank will receive a pro rata refund of the amount prepaid to the dealer only if the loan prepays within the first six months or if the collateral for the loan is repossessed. The bank is responsible for pursuing repossession if the borrower defaults on payments.

Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciating assets such as automobiles or loans that are unsecured. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage, loss or depreciation. Further, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Such events would increase our risk of loss on unsecured loans. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Consumer loans consist primarily of indirect automobile loans whereby a portion of the rate is prepaid to the dealer and accrued in a prepaid dealer reserve account. Thus the true yield for the portfolio is significantly less than the note rate disclosed below.

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2015	$425	4.19%	$2,136	5.66%	$1,358	4.11%	$5,159	3.74%
2016	1,383	4.52	4,759	4.80	4,271	4.00	4,253	3.52
2017	1,019	4.71	4,813	5.53	2,278	3.87	5,303	4.10
2018 to 2019	5,906	4.74	7,329	4.75	3,514	2.87	24,893	4.05
2020 to 2024	32,301	4.14	68,247	4.22	3,940	4.31	14,054	4.03
2025 to 2029	67,667	4.14	50,868	4.45	102	5.56	1,985	4.16
2030 and Beyond	223,172	4.44	36,113	4.42	6,734	4.15	16,417	3.19
Total	$331,873	4.36	$174,265	4.42	$22,197	3.92	$72,064	3.80

	Consumer		Other		Total
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2015	$919	5.94%	$203	2.75%	$10,200	4.43%
2016	4,104	4.61	3	5.25	18,773	4.27
2017	10,401	4.08	17	5.31	23,831	4.41
2018 to 2019	29,490	3.88	440	4.11	71,572	4.08
2020 to 2024	26,127	5.36	4,085	4.02	148,754	4.39
2025 to 2029	369	4.59	2,248	4.26	123,239	4.29
2030 and Beyond	6,201	5.10	640	4.01	289,277	4.36
Total	$77,611	4.58	$7,636	4.10	$685,646	4.33

The following table sets forth at December 31, 2014, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2015.

	(Dollars in thousands)
	Due After December 31, 2015
	Fixed	Adjustable	Total
Real Estate:
Residential	$301,300	$30,148	$331,448
Commercial	38,592	133,537	172,129
Construction	12,073	8,766	20,839
Commercial and Industrial	30,851	36,054	66,905
Consumer	71,606	5,086	76,692
Other	4,138	3,295	7,433
Total loans	$458,560	$216,886	$675,446

Loan Approval Procedures and Authority.

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. Community Bank’s loan approval policies and limits are also established by its board of directors. All loans originated by Community Bank are subject to its underwriting guidelines. Loan approval authorities vary based on loan size. Individual officer loan approval authority generally applies to loans of up to $500,000. Loans above that amount and up to $1 million may be approved by the Loan Committee. Loans between $1 million and $2 million may be approved by the Discount Committee. Loans over $2 million must be approved by the Board of Directors.

Delinquencies and Classified Assets

When a borrower fails to remit a required loan payment a courtesy notice is sent to the borrower prior to the end of their appropriate grace period stressing the importance of paying the loan current. If a payment is not paid within the appropriate grace period, then a late notice is mailed. In addition, telephone calls are made and additional letters may be sent. For loans that are secured by real estate that become 30 days delinquent, an Act 6 Notice of Intention to Foreclose will be mailed stating to the borrower that they have 30 days to cure the default. In the event that the default is not cured by the 30th day then an Act 91 Notice of Foreclosure is mailed stating to the customer that they have 33 days to cure the default. Once the loan has become 90 or more days delinquent then it is forwarded to the Bank’s attorney to pursue other remedies or to file a mortgage foreclosure complaint. In the event that all collection efforts have not succeeded, then the property will proceed to a Sheriff Sale to be sold. Collection efforts continue on all loans until it is determined by the Executive Vice President of Credit Administration and the Collection Department Manager that the debt is uncollectable. For commercial loans, the borrower is contacted in an attempt to reestablish the loan to current status and ensure timely payments continue. Collection efforts continue until the loan is 60 days past due, at which time demand payment, default, and/or foreclosure procedures are initiated. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Nonperforming Assets and Delinquent Loans. The Company reviews its loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Loans that are 90 days or more past due may still accrue interest if they are well secured and in the process of collection. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of payment performance before the loan is eligible to return to accrual status.

Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off. At December 31, 2014, we had $379,000 of loans 90 days or more past due that were still accruing interest. Nonperforming assets increased $3.3 million to $7.6 million at December 31, 2014 compared to $4.2 million at December 31, 2013. The increase in the level of nonperforming assets was primarily due to troubled debt restructurings acquired through the merger.

Management believes the volume of nonperforming assets can be partially attributed to unique borrower circumstances as well as the economy in general. We have an experienced chief lending officer and collections and loan review departments which monitor the loan portfolio and seek to prevent any deterioration of asset quality.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2014, we owned $278,000 of property classified as real estate owned.

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated. Included in nonperforming loans and assets are troubled debt restructurings, which are loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties.

	(Dollars in Thousands)
	December 31,
	2014	2013	2012	2011	2010
Non-accrual loans:
Real estate:
Residential	$1,543	$339	$1,509	$497	$367
Commercial	1,065	2,665	2,669	3,526	180
Construction	344	365	365	407	412
Commercial and Industrial	4	-	406	924	924
Consumer	-	17	36	71	49
Other	-	-	-	-	-
Nonaccrual troubled debt restructurings	274	-	503	-	-
Total non-accrual loans	3,230	3,386	5,488	5,425	1,932

Accruing loans past due 90 days or more:
Real estate:
Residential	369	-	-	-	-
Commercial	-	-	-	70	-
Construction	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-
Consumer	10	-	-	-	-
Other	-	-	-	-	-
Total accruing loans 90 days or more past due	379	-	-	70	-
Total non-accrual loans and accruing loans 90 days or more past due	3,609	3,386	5,488	5,495	1,932
Troubled debt restructurings, accruing	3,693	543	293	-	-
Total nonperforming loans	7,302	3,929	5,781	5,495	1,932

Real estate owned:
Residential	104	82	629	261	57
Commercial	-	54	75	-	254
Other	174	174	224	400	400
Total real estate owned	278	310	928	661	711

Other non-performing assets	-	-	-	-	-
Total nonperforming assets	$7,580	$4,239	$6,709	$6,156	$2,643

Nonperforming loans to total loans	1.06%	1.04%	1.66%	1.61%	0.61%
Nonperforming assets to total assets	0.90	0.78	1.23	1.15	0.53

For the year ended December 31, 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $95,000.

At December 31, 2014, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets is not warranted. The Company designates an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. The Company uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Those loans that typically represent a specific allocation of the allowance for loan losses are placed in the Doubtful category. As part of the periodic exams of Community Bank by the FDIC and the Pennsylvania Department of Banking and Securities, the staff of such agencies reviews our classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. The following table shows the principal amount of special mention and classified loans at December 31, 2014 and December 31, 2013.

	(Dollars in thousands)
	December 31,
	2014	2013
Special mention	$17,876	$17,914
Substandard	9,394	956
Doubtful	1,357	6,617
Loss	-	-
Total special mention and classified loans	$28,627	$25,487

The total amount of special mention and classified loans increased $3.1 million, or 12.3%, to $28.6 million at December 31, 2014 compared to $25.5 million at December 31, 2013. The increase in special mention and classified loans during 2014 was due to an increase of $8.4 million in substandard loans, partially offset by a decrease of $5.3 in doubtful loans. The increase in substandard loans is primarily due to problem loans acquired through the merger.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance based on losses in the current loan portfolio, which includes an assessment of economic conditions, changes in the nature and volume of the loan portfolio, loan loss experience, volume and severity of past due, classified and nonaccrual loans as well as other loan modifications, quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors, existence and effect of any concentrations of credit and changes in the level of such concentrations, effect of external factors, such as competition and legal and regulatory requirements and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. Additions are made to the allowance through periodic provisions charged to income and recovery of principal and interest on loans previously charged-off. Losses of principal are charged directly to the allowance when a loss actually occurs or when a determination is made that the specific loss is probable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case- by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance through a charge to the provision for loan losses. Any reserve for unfunded lending commitments represents management’s estimate of losses inherent in its’ unfunded loan commitments and is recorded in the allowance for loan losses on the consolidated Statement of Condition.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The general component covers non-classified loans and is based on historical charge-off experience and expected loss given our internal risk rating process. The loan portfolio is stratified into homogeneous groups of loans that possess similar loss characteristics and an appropriate loss ratio adjusted for other qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The other qualitative factors considered by management include, but are not limited to, the following:

•	changes in lending policies and procedures, including underwriting standards and collection practices;

•	changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability and depth of management and the lending staff;

•	changes in the trend of the volume and severity of the past due, nonaccrual, and classified loans;

•	changes in the quality of our loan review system and the degree of oversight by the board of directors;

•	the existence of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in our current portfolio.

Commercial real estate loans generally have higher credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, payment experience on loans secured by income-producing properties typically depend on the successful operation of the related real estate project and this may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial and industrial business loans involve a greater risk of default than one- to four-residential mortgage loans of like duration because their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral if any.

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

The allowance for loan losses decreased $187,000, or 3.5%, to $5.2 million at December 31, 2014 compared to $5.4 million at December 31, 2013. Net charge-offs were $187,000 during 2014 compared to $622,000 during 2013. The allowance for loan losses to nonperforming loans decreased to 71.14% at December 31, 2014 compared to 136.98% at December 31, 2013. The decrease was due to the loan portfolio acquired through the merger that was valued at fair value and did not require an allowance for loan losses.

Although we maintain our allowance for loan losses at a level which we consider to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that we will not be required to make additions to the allowance for loan losses in the future. Future additions to our allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

Analysis of the Allowance for Loan Losses. The following table summarizes changes in the allowance for loan losses by loan categories for each year indicated and additions to the allowance for loan losses, which have been charged to operations.

	(Dollars in Thousands)
	Years Ended December 31,
	2014	2013	2012	2011	2010
Balance at Beginning of Year	$5,382	$5,904	$5,879	$5,261	$4,185
Provision for loan losses	-	100	450	975	1,650
Charge-offs:
Real estate:
Residential	(39)	(181)	(71)	(120)	(60)
Commercial	-	(555)	(103)	(4)	(22)
Construction	(38)	-	-	-	-
Commercial and Industrial	-	(109)	(255)	(99)	(438)
Consumer	(195)	(96)	(167)	(172)	(193)
Other	-	-	-	(186)	-
Total Charge-offs	(272)	(941)	(596)	(581)	(713)

Recoveries:
Real estate:
Residential	2	86	49	7	17
Commercial	-	69	-	5	-
Construction	-	-	-	-	-
Commercial and Industrial	5	68	50	146	40
Consumer	78	96	72	66	82
Other	-	-	-	-	-
Total Recoveries	85	319	171	224	139

Net charge-offs	(187)	(622)	(425)	(357)	(574)
Balance at end of year	$5,195	$5,382	$5,904	$5,879	$5,261

Allowance for loan losses to nonperforming loans	71.14%	136.98%	102.13%	106.99%	272.31%
Allowance for loan losses to total loans	0.76	1.42	1.70	1.73	1.67
Net charge-offs to average loans	0.04	0.17	0.12	0.11	0.19

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated. The table reflects the allowance for loan losses as a percentage of total loans receivable. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	(Dollars in thousands)
	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)
Real estate:
Residential	$2,690	48.5%	$1,481	43.3%	$2,215	41.8%	$902	38.9%	$822	38.3%
Commercial	582	25.4	1,703	25.2	2,051	27.5	3,271	29.2	2,074	28.9
Construction	122	3.2	355	2.7	326	3.1	436	3.3	547	3.1
Commercial and Industrial	684	10.5	1,013	11.0	1,043	11.2	983	11.8	1,369	10.5
Consumer	1,015	11.3	592	15.6	320	15.5	287	15.9	423	17.5
Other	-	1.1	-	2.2	-	0.9	-	0.9	-	1.7
Total Allocated Allowance	5,093	100.0	5,144	100.0	5,955	100.0	5,879	100.0	5,235	100.0
Unallocated	102	-	238	-	(51)	-	-	-	26	-
Total Allowance for Loan Losses	$5,195	100.0%	$5,382	100.0%	$5,904	100.0%	$5,879	100.0%	$5,261	100.0%

(1)	Represents percentage of loans in each category to total loans

Investment Activities

General. The Company’s investment policy is established by its board of directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with the Company’s interest rate risk management strategy.

Our current investment policy permits us to invest in U.S. treasuries, federal agency securities, mortgage-backed securities, investment grade corporate bonds, municipal bonds, short-term instruments, and other securities. The investment policy also permits investments in certificates of deposit, securities purchased under an agreement to resell, bankers acceptances, commercial paper and federal funds. Our current investment policy generally does not permit investment in stripped mortgage-backed securities, short sales, derivatives, or in other high-risk securities. Federal and Pennsylvania state law generally limit our investment activities to those permissible for a national bank.

The accounting rules require that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. The majority of our portfolio is designated as available-for-sale.

The portfolio consists primarily of U.S. government and agency securities, municipal bonds, and mortgage-backed securities, the majority of which are classified as available for sale. We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2014, we had no investment securities that were deemed to be other than temporarily impaired.

Under federal regulations, we are required to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short-term demand for funds to be used in our loan originations and other activities.

U.S. Government and Agency Securities. At December 31, 2014, we held U.S. Government and agency securities with a fair value of $57.7 million. These securities have an average expected life of 1.2 years. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Municipal Bonds. At December 31, 2014, we held available-for-sale municipal bonds with a fair value of $42.4 million and held to maturity municipal securities with a fair value of $504,000. Nearly all of our municipal bonds are issued by local municipalities or school districts located in Pennsylvania. Municipal bonds may be general obligation of the issuer or secured by specific revenues. The majority of our municipal bonds are general obligation bonds, which are backed by the full faith and credit of the municipality, paid off with funds from taxes and other fees, and have ratings (when available) of A or above. We also invest in a limited amount of special revenue municipal bonds, which are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building.

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by the United States government or government sponsored enterprises. These securities, which consist of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $4.2 million, $5.9 million and $1.3 million at December 31, 2014, 2013 and 2012, respectively. The fair value of our mortgage-backed securities portfolio was $4.3 million, $5.9 million and $1.4 million at December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, all of the mortgage-backed securities in the investment portfolio had fixed rates of interest.

Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Community Bank. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk-weightings for purposes of calculating our risk-based capital level.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include FHLB of Pittsburgh stock of $3.3 million, $1.8 million and $1.4 million at December 31, 2014, 2013 and 2012, respectively.

	(dollars in thousands)
	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Government Agencies	$57,669	$57,651	$77,559	$76,294	$106,034	$106,178
Obligations of States and Political Subdivisions	41,611	42,381	50,481	50,502	45,592	47,199
Mortgage-Backed Securities - Government-Sponsored Enterprises	4,240	4,273	5,916	5,926	1,342	1,419
Equity Securities - Mutual Funds	500	514	500	535	500	535
Equity Securities - Other	573	630	510	553	-	-
Total securities available-for-sale	$104,593	$105,449	$134,966	$133,810	$153,468	$155,331

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity:
Obligations of States and Political Subdivisions	$504	$504	$1,006	$1,009	$2,032	$2,068
Total securities held-to-maturity	$504	$504	$1,006	$1,009	$2,032	$2,068

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date, but have been included in the Due after Ten Years category.

	(Dollars in thousands)
			More than One Year		More Than Five Years
	One Year or Less		Through Five Years		Through Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government Agencies	$-	-%	$24,029	1.35%	$29,517	1.81%	$4,105	0.93%	$57,651	1.56%
Obligations of States and Political Subdivisions	3,865	4.86	6,306	2.10	17,123	2.63	15,087	2.95	42,381	2.87
Mortgage-Backed Securities - Government-Sponsored Enterprises	-	-	-	-	4,273	1.81	-	-	4,273	1.81
Equity Securities - Mutual Funds	-	-	-	-	-	-	514	2.21	514	2.21
Equity Securities - Other	-	-	-	-	-	-	630	4.48	630	4.48
Total available-for- sale securities	$3,865	4.86	$30,335	1.50	$50,913	2.09	$20,336	2.56	$105,449	2.11

Sources of Funds

General. Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. The Company also uses borrowings, primarily FHLB of Pittsburgh advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, loan sales, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Deposits are generated primarily from residents within the Company’s market area. The Company offers a selection of deposit accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Company to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, the Company believes that its deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	(Dollars in Thousands)
	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Non-Interest Bearing Demand Deposits	$133,888	25.7%	-%	$113,755	24.5%	-%	$98,591	21.7%	-%
NOW Accounts	77,713	14.9	0.19	76,573	16.5	0.22	74,195	16.3	0.33
Savings Accounts	94,856	18.2	0.18	78,699	16.9	0.20	71,264	15.7	0.28
Money Market Accounts	115,585	22.1	0.26	107,572	23.1	0.28	116,224	25.7	0.35
Time Deposits	99,920	19.1	1.20	88,402	19.0	1.51	93,592	20.6	1.92
Total Deposits	$521,962	100.0%	0.35	$465,001	100.0%	0.42	$453,866	100.0%	0.58

The following table sets forth time deposits classified by interest rate as of the dates indicated.

	(Dollars in thousands)
	December 31,
	2014	2013	2012
Interest Rate Range:
Less than 0.25%	$31,231	$16,141	$10,393
0.25% to 0.50%	27,531	7,911	10,126
0.51% to 1.00%	21,055	15,219	10,373
1.01% to 2.00%	39,487	23,315	24,077
2.01% to 3.00%	24,454	12,742	18,687
3.01% to 4.00%	3,767	8,355	9,330
4.01% or greater	4,069	987	3,567
Total Time Deposits	$151,594	$84,670	$86,553

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our time deposits at December 31, 2014.

	(Dollars in thousands)
	December 31, 2014
	Period to Maturity
	Less Than Or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four to Five Years	More Than Five Years	Total	Percent of Total
Interest Rate Range:
Less than 0.25%	$22,830	$6,891	$4	$1,506	$-	$-	$31,231	20.6%
0.25% to 0.50%	9,602	16,704	1,225	-	-	-	27,531	18.2
0.51% to 1.00%	8,909	6,729	4,356	767	285	9	21,055	13.9
1.01% to 2.00%	1,512	7,268	5,553	7,316	8,720	9,118	39,487	26.0
2.01% to 3.00%	7,418	5,041	1,799	5,096	496	4,604	24,454	16.1
3.01% to 4.00%	2,053	-	1,038	375	290	11	3,767	2.5
4.01% or greater	1,861	1,046	762	400	-	-	4,069	2.7
Total	$54,185	$43,679	$14,737	$15,460	$9,791	$13,742	$151,594	100.0%

As of December 31, 2014, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $62.0 million, of which $15.4 million were deposits from public entities. The following table sets forth the maturity of those time deposits as of December 31, 2014.

(Dollars in Thousands)
December 31, 2014
Three Months or Less	$4,919
Over Three Months to Six Months	6,962
Over Six Months to One Year	8,335
Over One Year to Three Years	24,928
Over Three Years	16,828
Total	$61,972

Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon advances from the FHLB to supplement our supply of available funds and to fund deposit withdrawals. We typically secure advances from the FHLB with one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities. The FHLB functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2014, we had $40.9 million in FHLB advances outstanding.

Short-term borrowings consist of securities sold under agreements to repurchase which are swept daily from commercial deposit accounts. We may be required to provide additional collateral based on the fair value of the underlying securities.

Our borrowings consist of advances from the FHLB of Pittsburgh and funds borrowed under repurchase agreements. At December 31, 2014, we had access to FHLB advances of up to $277.9 million and Federal Reserve Bank of Cleveland advances of up to $40.0 million. The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2014	2013	2012
Balance at End of Period	$40,936	$4,000	$7,000
Average Balance Outstanding During the Period	9,440	5,915	9,647
Maximum Amount Outstanding at any Month End	40,936	7,000	11,461
Weighted Average Interest Rate at End of Period	1.59%	3.27%	3.63%
Average Interest Rate During the Period	1.46	3.54	3.75

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2014	2013	2012
Balance at End of Period	$20,884	$15,384	$23,374
Average Balance Outstanding During the Period	17,525	21,035	28,124
Maximum Amount Outstanding at any Month End	25,893	25,683	34,740
Weighted Average Interest Rate at End of Period	0.17%	0.25%	0.27%
Average Interest Rate During the Period	0.26	0.27	0.30

REGULATION AND SUPERVISION

General

CB Financial Services, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. As such, it is registered with, subject to examination and supervision by and otherwise required to comply with the rules and, regulations of, the Federal Reserve Board.

Community Bank is a Pennsylvania-chartered commercial bank subject to extensive regulation by the Pennsylvania Department of Banking and Securities and the FDIC. Community Bank’s deposit accounts are insured up to applicable limits by the FDIC. Community Bank must file reports with the Pennsylvania Department of Banking and Securities and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions with other depository institutions. There are periodic examinations of the Bank by Pennsylvania Department of Banking and Securities and the FDIC to review Community Bank’s compliance with various regulatory requirements. Community Bank is also subject to certain reserve requirements established by the Federal Reserve Board. This regulation and supervision establishes a comprehensive framework of activities in which a commercial bank can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking and Securities, the FDIC, the Federal Reserve Board or Congress could have a material impact on the operations of Community Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to CB Financial Services, Inc. and Community Bank. The description is limited to certain material aspects of the statutes and regulations addressed, is not intended to be a complete description of such statutes and regulations and their effects on CB Financial Services, Inc. and Community Bank and is qualified in its entirety by reference to the actual statutes and regulations involved.

Federal Legislation

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directs the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, such as Community Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also increased the maximum amount of deposit insurance for banks to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so called “golden parachute” payments. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. Their impact on operations cannot yet fully be assessed. However, it is likely that the Dodd Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for the Company and Community Bank.

Bank Regulation

Business Activities. Community Bank derives its lending and investment powers from the applicable Pennsylvania law, federal law and applicable state and federal regulations. Under these laws and regulations, Community Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.

Capital Requirements. Federal regulations require state banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital to assets leverage ratio (3% for savings associations receiving the highest rating on the composite, or “CAMELS,” rating system for capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk), and an 8% risk-based capital ratio.

The risk-based capital standard for state banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of riskweighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, an institution that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the institution. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2014, Community Bank’s capital exceeded all applicable requirements.

New Capital Rule. On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and top-tier bank holding companies with total consolidated assets of $500 million or more (such as Community Bank). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for Community Bank on January 1, 2015. The capital conservation buffer requirement will be phased in at 0.625% per year beginning January 1, 2016 and ending January 1, 2019, when the full 2.5% capital conservation buffer requirement will be effective.

Loans-to-One Borrower. Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, Community Bank was in compliance with the loans-to-one borrower limitations.

Capital Distributions. The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking and Securities. In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

Community Reinvestment Act and Fair Lending Laws. All insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The FDIC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. Failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Community Bank received a “satisfactory” rating in its most recent federal examination.

Transactions with Related Parties. A state-chartered bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Community Bank. The Company is an affiliate of Community Bank because of its control of Community Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a state chartered bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Community Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Community Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Community Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under the Federal Prompt Corrective Action statute, the FDIC is required to take supervisory actions against undercapitalized state-chartered banks under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized. An institution that has total risk-based capital less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, the Pennsylvania Department of Banking and Securities is required to appoint a receiver or conservator for a state-chartered bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any bank holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The PDBS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2014, Community Bank met the criteria for being considered “well capitalized.”

In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC insured financial institutions such as Community Bank. Deposit accounts in Community Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits, ranging from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2014, the annualized FICO assessment was equal to 0.60 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Community Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Community Bank does not currently know of any practice, condition or violation that may lead to termination of its deposit insurance.

Prohibitions Against Tying Arrangements. State-chartered banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

FHLB System. Community Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, Community Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2014, Community Bank was in compliance with this requirement. Community Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for Community Bank.

Other Regulations

Interest and other charges collected or contracted for by Community Bank are subject to state usury laws and federal laws concerning interest rates. Community Bank’s operations are also subject to federal and state laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such laws.

The operations of Community Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. As such, the Company is registered with the Federal Reserve and is subject to regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve has enforcement authority over the Company and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary banking institution.

Capital. The Dodd-Frank Act requires the Federal Reserve to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries.

Source of Strength. The Dodd-Frank Act requires the federal bank regulatory agencies to issue regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the Company’s ability to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a bank holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock.

Under the Change in Bank Control Act, the Federal Reserve generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws. The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. As a result, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status. The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act. An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has not elected to comply with new or amended accounting pronouncements in the same manner as a private company. A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by nonaffiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

TAXATION

General. The Company and Community Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and Community Bank.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Federal Taxation. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from Community Bank as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years, subject to certain limitations. For its 2014 fiscal year, the Company’s maximum federal income tax rate was 34%.

State Taxation. The Company is subject to the Pennsylvania Bank and Trust Company Shares and Loan Tax. The tax rate for fiscal year 2014 was 0.89%. The tax is imposed on the Company’s adjusted equity.

Subsidiary Activities.

Community Bank is the only subsidiary of the Company. Community Bank wholly-owns Exchange Underwriters, Inc., a full-service, independent insurance agency.

Personnel

As of December 31, 2014, the Company and Community Bank had a total of 193 full-time and four part-time employees. None of the Company’s employees are represented by a collective bargaining group.

ITEM 1A.      Risk Factors

In addition to risk disclosed elsewhere in this Annual Report, the following are risks associated with our business and operations.

Changes in interest rates may reduce the Company’s profits and impair asset values.

The Company’s earnings and cash flows depend primarily on its net interest income. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in market interest rates could have an adverse effect on the Company’s financial condition and results of operations. The Company’s interest-bearing liabilities generally reprice or mature more quickly than its interest earning assets. If rates increase rapidly, the Company may have to increase the rates paid on deposits, particularly higher cost time deposits and borrowed funds, more quickly than any changes in interest rates earned on loans and investments, resulting in a negative effect on interest rate spreads and net interest income. Increases in interest rates may also make it more difficult for borrowers to repay adjustable rate loans. Conversely, should market interest rates fall below current levels, the Company’s net interest margin also could be negatively affected if competitive pressures keep it from further reducing rates on deposits, while the yields on the Company’s interest-earning assets decrease more rapidly through loan prepayments and interest rate adjustments. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, the Company is subject to reinvestment risk to the extent it is unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular its securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale determined to be temporary in nature are reported as a separate component of equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on the Company’s shareholders’ equity.

A large percentage of the Company’s loans are collateralized by real estate, and further disruptions in the real estate market may result in losses and reduce the Company’s earnings.

A substantial portion of the Company’s loan portfolio consists of loans collateralized by real estate. Continued weak economic conditions have caused a decrease in demand for real estate, which has resulted in an erosion of some real estate values in the Company’s markets. Further disruptions in the real estate market could significantly impair the value of the Company’s collateral and its ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it is likely that the Company would be required to increase its allowance for loan losses. If, during a period of lower real estate values, the Company is required to liquidate the collateral securing a loan to satisfy debts or to increase its allowance for loan losses, it could materially reduce its profitability and adversely affect its financial condition.

Strong competition within the Company’s market area could adversely affect the Company’s earnings and slow growth.

The Company faces intense competition both in making loans and attracting deposits. Price competition for loans and deposits might result in the Company earning less on its loans and paying more on its deposits, which reduces net interest income. Some of the Company’s competitors have substantially greater resources than the Company has and may offer services that it does not provide. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing consolidation in the financial services industry. The Company’s profitability will depend upon its continued ability to compete successfully in its market areas.

Government responses to economic conditions may adversely affect the Company’s operations, financial condition and earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has changed the bank regulatory framework. For example, the law created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, established more stringent capital standards for banks and bank holding companies, and gave the Federal Reserve exclusive authority to regulate both banking holding companies and savings and loan holding companies. The legislation also has resulted in numerous new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions (including Community Bank), including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to loans that are securitized and sold to investors, and in 2013 the federal bank agencies proposed a rule regarding retention of credit risk on loan sales.

The Company expects that these rules would make it more difficult for it to sell loans in the secondary market. Bank regulatory agencies also have been responding aggressively to any safety and soundness or compliance concerns identified in examinations, and such agencies have broad discretion and significant resources to initiate enforcement actions against financial institutions and their directors and officers in connection with their examination authority. Ongoing uncertainty and adverse developments in the financial services industry and in the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect the Company’s operations by restricting business activities, including the ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.

The full impact of the Dodd-Frank Act on the Company’s business will not be known until all key regulations implementing the statute are adopted and implemented. As a result, the Company cannot, at this time, determine the extent to which the Dodd-Frank Act will impact its business, operations or financial condition. However, compliance with these new laws and regulations has required and will continue to require changes to its business and operations and may result in additional costs and divert management’s time from other business activities, any of which may adversely impact its results of operations, liquidity or financial condition.

Furthermore, the Federal Reserve, in an attempt to improve the overall economy, has, among other things, adopted a low interest rate policy through its targeted federal funds rate and the purchase of mortgage-backed securities known as “quantitative easing.” Because of improvements in the national economy over the past few years, the Federal Reserve has begun to reduce its mortgage backed securities purchases. Any reduction or termination of the mortgage-backed bond purchases or increases in the federal funds rate may result in an increase in market interest rates, which may negatively affect the housing markets, the U.S. economic recovery and the Company’s results of operations, liquidity or financial condition.

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

Also, to qualify as a “qualified mortgage,” a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. Although the significant majority of the Company’s historical loan originations would qualify as qualified mortgages under the new rule on qualified mortgages, the new rule may limit the Company’s ability or desire to make certain types of loans or loans to certain borrowers, and may make it more costly and/or time consuming to make these loans, which could limit the Company’s growth and/or profitability. The new rule may also alter the Company’s residential mortgage loan origination mix between qualified and non-qualified mortgage loans, which could reduce gain on sale fees from secondary market loan sales and affect interest rate risk related to non-qualified loans that are originated and held in the Company’s portfolio.

A worsening of economic conditions could adversely affect the Company’s financial condition and results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, recent economic growth has been slow and uneven. Recovery by many businesses has been impaired by lower consumer spending and a notable portion of new jobs created nationally have been in lower wage positions. A return to prolonged deteriorating economic conditions could significantly affect the markets in which the Company operates, the value of loans and investments, and ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in nonperforming and criticized classified assets and a decline in demand for the Company’s products and services. In addition, the recent decline in natural gas prices, if it persists or if prices decline further, may depress natural gas exploration and drilling activities in the Marcellus Shale Formation. Any of these events may cause the Company to incur losses and may adversely affect its financial condition and results of operations.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, the Company’s results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, the Company analyzes its loss and delinquency experience by loan categories and considers the effect of existing economic conditions. In addition, the Company makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. If the results of these analyses are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the portfolio, which would require additions to the allowance and would reduce net income.

In addition, bank regulators periodically review the Company’s allowance for loan losses and may require it to increase the allowance for loan losses or recognize further loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company’s financial condition and results of operations.

Because the Company emphasizes commercial real estate and commercial loan originations, its credit risk may increase and continued downturns in the local real estate market or economy could adversely affect its earnings.

Commercial real estate and commercial loans generally have more inherent risk than the residential real estate loans. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial loans also may involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As the Company’s commercial real estate and commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase. Furthermore, it may be difficult to assess the future performance of newly originated commercial loans, as such loans may have delinquency or charge-off levels above the Company’s historical experience, which could adversely affect the Company’s future performance.

If our nonperforming assets increase, our earnings will suffer.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses which results in additional provisions for loan losses. As circumstances warrant, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, we have legal fees associated with the resolution of problem assets as well as additional costs such as taxes, insurance and maintenance related to our other real estate owned. The resolution of nonperforming assets also requires the active involvement of management, which can adversely affect the amount of time we devote to the income-producing activities of Community Bank. If our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

If we are unable to borrow funds, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or the operating cash needed to fund corporate expansion and other corporate activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and procedures are established by the board, with operating limits set based upon the ratio of loans to deposits and percentage of assets funded with non-core or wholesale funding. We regularly monitor our overall liquidity position to ensure various alternative strategies exist to cover unanticipated events that could affect liquidity. We also establish policies and monitor guidelines to diversify our wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include federal funds purchased, securities sold under repurchase agreements, non-core deposits, and debt. Community Bank is a member of the FHLB of Pittsburgh, which provides funding through advances to members that are collateralized with mortgage-related assets.

We maintain a portfolio of available-for-sale securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include the sale of loans, the ability to acquire national market, non-core deposits, issuance of additional collateralized borrowings such as FHLB advances and federal funds purchased, and the issuance of preferred or common securities.

The impact of the changing regulatory capital requirements and new capital rules is uncertain.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions (such as Community Bank), top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company following the merger with FedFirst Financial Corporation) and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Community Bank and the Company on January 1, 2015. The capital conservation buffer requirement will be phased in at 0.625% per year beginning January 1, 2016 and ending January 1, 2019, when the full 2.5% capital conservation buffer requirement will be effective.

The application of the new capital requirements for Community Bank and the Company could, among other things, result in lower returns on invested capital, require raising additional capital, and result in regulatory actions if they are unable to comply with such requirements. The changes under the new capital requirements could also result in management modifying its business strategy, and limit the Company’s ability to make distributions (including paying dividends) or repurchasing its shares.

The Company’s ability to pay dividends is subject to the ability of Community Bank to make capital distributions to the Company, and also may be limited by Federal Reserve policy.

The Company’s long-term ability to pay dividends to its shareholders depends primarily on the ability of Community Bank to make capital distributions to the Company and on the availability of cash at the holding company level if Community Bank’s earnings are not sufficient to pay dividends. In addition, the Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with the its capital needs and overall financial condition. These regulatory policies may adversely affect the Company’s ability to pay dividends or otherwise engage in capital distributions.

Changes in the Company’s accounting policies or in accounting standards could materially affect how the Company reports its financial condition and results of operations.

The Company’s accounting policies are essential to understanding its financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of the Company’s assets and liabilities, and financial results. Some of the Company’s accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying the Company’s financial statements are incorrect, it may experience material losses.

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of the Company’s financial statements. These changes are beyond the Company’s control, can be difficult to predict and could materially affect how the Company reports its financial condition and results of operations. The Company could also be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements in material amounts.

The need to account for certain assets at estimated fair value, such as loans held for sale and investment securities, may adversely affect the Company’s financial condition and results of operations.

The Company reports certain assets, such as loans held for sale and investment securities, at estimated fair value. Generally, for assets that are reported at fair value, the Company uses quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because the Company carries these assets on its books at their estimated fair value, it may incur losses even if the asset in question presents minimal credit risk.

Because the nature of the financial services business involves a high volume of transactions, the Company faces significant operational risks.

The Company operates in diverse markets and relies on the ability of its employees and systems to process a significant number of transactions. Operational risk is the risk of loss resulting from operations, including the risk of fraud by employees or persons outside a company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. If a breakdown occurs in the internal controls system, improper operation of systems or improper employee actions, the Company could incur financial loss, face regulatory action, and suffer damage to its reputation.

Risks associated with system failures, interruptions, or breaches of security could negatively affect the Company’s earnings.

Information technology systems are critical to the Company’s business. The Company uses various technology systems to manage customer relationships, general ledger, securities investments, deposits, and loans. The Company has established policies and procedures to prevent or limit the effect of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of the Company’s systems could deter customers from using its products and services. Security systems may not protect systems from security breaches.

In addition, the Company outsources some of its data processing to certain third-party providers. If these third-party providers encounter difficulties, or if the Company has difficulty communicating with them, the Company’s ability to adequately process and account for transactions could be affected, and business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage the Company’s reputation and result in a loss of customers and business thereby subjecting it to additional regulatory scrutiny, or could expose it to litigation and possible financial liability. Any of these events could have a material adverse effect on its financial condition and results of operations.

The Company’s risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

The Company’s risk management framework is designed to minimize risk and loss to the company. The Company seeks to identify, measure, monitor, report and control exposure to risk, including strategic, market, liquidity, compliance and operational risks. While the Company uses a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased the Company’s level of risk. Accordingly, the Company could suffer losses if it fails to properly anticipate and manage these risks.

The Company is an emerging growth company within the meaning of the Securities Act and has decided to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies. Its common stock could, therefore, be less attractive to investors.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the JOBS Act. The Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about the Company’s executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, the Company is not be subject to certain requirements of Section 404 of the Sarbanes Oxley Act, including the additional level of review of its internal control over financial reporting that may occur when outside auditors attest to its internal control over financial reporting. The Company has elected to take advantage of these exceptions. As a result, the Company’s stockholders will not have access to certain information they may deem important, which may adversely affect the value and trading price of the Company’s common stock.

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.      Properties

We conduct our business through our main office and fifteen branch offices. At December 31, 2014, our premises and equipment had an aggregate net book value of approximately $10.6 million. We believe that our branch facilities are adequate to meet the present and immediately foreseeable needs.

The following table sets forth certain information concerning the main and each branch office at December 31, 2014.

				(Dollars In Thousands)
Location	Year Occupied or Acquired	Owned or Leased	Approximate Square Footage	Net Book Value at December 31, 2014

Main Office:
100 North Market Street
Carmichaels, PA 15320	1901	Owned	12,500	$ 702

Branch Offices (Greene County):
30 West Greene Street
Waynesburg, PA 15370	1980	Owned	2,800	303

100 Miller Lane		Building owned
Waynesburg, PA 15370	1983	Ground lease	7,500	243

3241 W. Roy Furman Highway
Rogersville, PA 15359	1987	Owned	720	147

1993 S. Eighty Eight Road				Included
Greensboro, PA 15338	1963	Owned	500	with main office

Operations Center (Greene County):
200 Greene Plaza
Waynesburg, PA 15370	2012	Leased	8,450	855

Branch Office (Allegheny County):
714 Brookline Boulevard
Pittsburgh, PA 15226	2004	Owned	244	253

Branch Offices (Washington County)
65 West Chestnut Street		Building owned
Washington, PA 15301	2009	Ground lease	1,494	832

Waterdam Centre
4139 Washington Road
McMurray, PA 15317	1994	Leased	2,800	160

200 Main Street
Claysville, PA 15232	1996	Owned	8,400	672

351 Oak Spring Road
Washington, PA 15301	2000	Leased	610	72

Southpointe Commons
325 Southpointe Boulevard, Ste. 100
Canonsburg, PA 15317	2000	Leased	1,811	209

235 West Main Street
Monongahela, PA 15063	2014	Owned	6,323	1,425

Washington Business Center:
90 West Chestnut Street, Ste 100
Washington, PA 15301	1987	Leased	6,815	222

Branch Offices (Fayette County):
545 West Main Street		Building owned
Uniontown, PA 15401	2014	Ground lease	4,160	895

101 Independence Street
Perryopolis, PA 15473	2014	Owned	1,992	303

Branch Offices (Westmoreland County):
565 Donner Avenue
Monessen, PA 15062	2014	Owned	18,055	1,997

1670 Broad Avenue
Belle Vernon, PA 15012	2014	Owned	5,048	1,145

Exchange Underwriters
121-123 West Pike Street
Canonsburg, PA 15317	2014	Owned and Leased	4,720	158

ITEM 3.     Legal Proceedings

On April 21, 2014, a class action complaint, captioned Sutton v. FedFirst Financial Corp., et al., was filed under Case No. 24C14002331, in the Circuit Court in Baltimore City, Maryland (the “Court”), against the Company, each of FedFirst Financial’s directors, and CB Financial. The complaint alleged, among other things, that the FedFirst Financial directors breached their fiduciary duties to FedFirst Financial and its stockholders by agreeing to sell to CB Financial without first taking steps to ensure that FedFirst Financial stockholders would obtain adequate, fair and maximum consideration under the circumstances, by agreeing to terms with CB Financial that benefit themselves and/or CB Financial without regard for the FedFirst Financial stockholders and by agreeing to terms with CB Financial that discourages other bidders. The plaintiff also alleged that CB Financial aided and abetted the FedFirst Financial directors’ breaches of fiduciary duties. The complaint sought, among other things, an order declaring the Merger Agreement unenforceable and rescinding and invalidating the Merger Agreement, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. On June 20, 2014, the Company and the individual defendants filed a Motion to Dismiss the complaint. On July 29, 2014 the plaintiff filed an amended complaint adding an additional claim that the Form S-4 filed by CB Financial in connection with the merger contained material misstatements and omissions. On September 22, 2014, the Court dismissed all claims as to all defendants with prejudice, including claims against FedFirst Financial and its directors as well as claims against CB Financial. The plaintiff has appealed the dismissal of the complaint. Oral argument is expected to be held in October 2015. The Company continues to believe that the factual allegations in the complaint, as amended, are without merit.

At December 31, 2014, we were not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, results of operations and cash flows.

ITEM 4.    Mine Safety Disclosures.

None.

PART II

ITEM 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CBFV”. The Company began trading on the Nasdaq Global Market on November 3, 2014. Prior to November 3, 2014, the Company was quoted on the OTC Markets under the symbol “CBFV”. The approximate number of holders of record of the Company’s common stock as of March 12, 2015 was 557. Certain shares of Company common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

	2014			2013
Quarter Ended:	High	Low	Dividend	High	Low	Dividend
March 31	$21.00	$19.75	$0.21	$22.00	$19.00	$0.21
June 30	20.75	19.50	0.21	20.35	18.50	0.21
September 30	20.00	19.25	0.21	22.00	18.90	0.21
December 31	20.50	19.25	0.21	19.91	19.45	0.21

As of December 31, 2014, the Company had no stock-based compensation plans.

During the fourth quarter of 2014, the Company did not repurchase shares of its common stock.

ITEM 6.       Selected Financial Data

The following tables set forth selected historical financial and other data of the Company at or for the years ended December 31, 2014, 2013, 2012, 2011, and 2010. The information at and for the years ended December 31, 2014, 2013 and 2012 is derived in part from, and should be read together with, the audited financial statements and notes thereto beginning at page 45 of this Annual Report on Form 10-K. The information at and for the years ended December 31, 2012, 2011 and 2010 is derived in part from audited financial statements that are not included in this Annual Report on Form 10-K.

	(Dollars in Thousands)
	December 31,
	2014	2013	2012	2011	2010
Selected Financial Condition Data:
Total Assets	$846,314	$546,486	$546,753	$533,635	$497,260
Cash and Due From Banks	11,751	16,417	25,295	42,462	32,351
Investment Securities Available-for-Sale	105,449	133,810	155,331	132,465	131,018
Investment Securities Held-to-Maturity	504	1,006	2,032	3,286	2,880
Loans, Net	680,451	373,764	342,226	334,378	309,152
Deposits	697,494	480,335	470,148	450,140	406,736
Short-Term Borrowings	46,684	15,384	23,374	28,018	34,189
Other Borrowings	15,136	4,000	7,000	11,461	15,955
Total Stockholders’ Equity	81,912	45,005	44,470	42,092	38,551

	(Dollars in Thousands)
	Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Operating Data:
Interest and Dividend Income	$20,841	$17,905	$18,549	$19,964	$21,343
Interest Expense	1,960	2,236	3,093	4,492	5,575
Net Interest Income	18,881	15,669	15,456	15,472	15,768
Provision for Loan Losses	-	100	450	975	1,650
Net Interest Income After Provision for Loan Losses	18,881	15,569	15,006	14,497	14,118
Noninterest Income	3,818	3,205	3,533	3,180	3,270
Noninterest Expense - Merger-Related	1,979	-	-	-	-
Noninterest Expense	14,819	13,358	13,287	12,386	12,368
Income Before Income Taxes	5,901	5,416	5,252	5,291	5,020
Income Taxes	1,609	1,160	1,035	894	845
Net Income	$4,292	$4,256	$4,217	$4,397	$4,175

	Years Ended December 31,
	2014	2013	2012	2011	2010
Performance Ratios:
Return on Average Assets	0.72%	0.79%	0.78%	0.88%	0.88%
Return on Average Equity	8.60	9.43	9.60	10.79	10.85
Interest Rate Spread (1)(3)	3.34	3.08	3.09	3.36	3.44
Net Interest Margin (2)(3)	3.47	3.23	3.27	3.61	3.88
Noninterest Expense to Average Assets	2.81	2.47	2.47	2.49	2.61
Efficiency Ratio (4)	74.00	70.77	69.97	66.41	64.96
Dividend Payout Ratio (5)	0.52	0.49	0.49	0.46	0.46
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	137.33	134.56	128.92	125.25	133.74
Average Equity to Average Assets	8.36	8.37	8.16	8.20	7.67

Capital Ratios:
Total Capital to Risk-Weighted Assets (6)	12.50%	12.98%	13.13%	12.86%	12.48%
Tier 1 Capital to Risk-Weighted Assets (6)	11.63	11.73	11.87	11.60	11.22
Tier 1 Capital to Average Assets (6)	9.33	7.70	7.33	7.31	7.17

Asset Quality Ratios:
Allowance for Loan Losses to Total Loans	0.76%	1.42%	1.70%	1.73%	1.67%
Allowance for Loan Losses to Nonperforming Loans	71.14	136.98	102.13	106.99	272.31
Net Charge-Offs to Average Loans	0.04	0.17	0.12	0.11	0.19
Nonperforming Loans to Total Loans	1.06	1.04	1.66	1.61	0.61
Nonperforming Loans to Total Assets	0.86	0.72	1.06	1.03	0.39
Nonperforming Assets to Total Assets	0.90	0.78	1.23	1.15	0.53

Other:
Number of Offices	16	11	11	11	11
Number of Full-Time Equivalent Employees	189	125	130	128	131

_________________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 34%.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Represents dividends declared per share divided by net income per share.
(6)	Capital ratios are for Community Bank only.

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 45 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information the Company provided in this Annual Report on Form 10-K.

Overview

Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. Community Bank operates from 16 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania. Community Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc, the Bank’s wholly-owned subsidiary that is a full-service, independent insurance agency.

Community Bank invests primarily in United States Government agency securities, bank-qualified, general obligation and special revenue municipal issues, and mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof.

Our principal sources of funds are customer deposits, proceeds from the sale of loans, funds received from the repayment and prepayment of loans and mortgage-backed securities, and the sale, call, or maturity of investment securities. Principal sources of income are interest income on loans and investments, sales of loans and securities, service charges, commissions, loan servicing fees and other fees. Our principal expenses are interest paid on deposits, employee compensation and benefits, occupancy and equipment expense and FDIC insurance premiums.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of fees and service charges on deposit accounts, fees and charges on loans, gain on sales of other real estate owned, income from bank-owned life insurance and other income. We expect our noninterest income to increase in future periods as a result of the insurance commissions generated from the acquisition of Exchange Underwriters. Noninterest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, contracted services, legal fees, other real estate owned, advertising and promotion, stationery and supplies, deposit and general insurance and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. We expect our return on equity to remain relatively low until we are able to leverage the additional capital we received from the stock offering associated with the merger.

Business Strategy

We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our core business strategies are discussed below.

•
Improve earnings through asset diversification. Historically, we have emphasized the origination of residential mortgage loans secured by homes in our market area. However, loan diversification improves our earnings because commercial real estate and commercial and industrial loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.

•
Use sound underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Although we intend to continue our efforts to originate commercial real estate and commercial and industrial loans, we intend to continue our philosophy of managing loan exposures through our conservative approach to lending.

•
Improve our funding mix by marketing core deposits. Core deposits (demand deposits, money market accounts and savings accounts) comprised 78.0% of our total deposits at December 31, 2014. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We have succeeded in growing core deposits by promoting a sales culture in our branch offices that is supported by the use of technology and by offering a variety of products for our business customers, such as sweep and insured money sweep services, remote electronic deposit, online banking with bill pay, mobile banking, and automated clearinghouse.

•
Supplement fee income through our insurance operations. Fee income earned through our insurance agency, Exchange Underwriters, supplements our income from banking operations. We intend to pursue opportunities to grow this line of business, including hiring insurance producers with established books of business and through acquisitions.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on the Company’s income or the carrying value of its assets. The Company’s critical accounting policies are those related to its allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, the valuation of and its ability to realize deferred tax assets and the measurement of fair values of financial instruments.

Allowance for Loan Losses. The allowance for loan losses is calculated with the objective of maintaining an allowance necessary to absorb credit losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for loan losses. The allowance for loan losses is based on current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on the Company’s evaluation of the probable losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. The evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires it to make subjective judgments that often require assumptions or estimates about various matters.

The allowance for loan losses consists primarily of specific allocations and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, including adjustments for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting and payment history. The Company also analyzes delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance. The principal assumption used in calculating the allowance for loan losses is the estimate of loss for each risk rating. Actual loan losses may be significantly more than the allowance the Company has established, which could have a material negative effect on its financial results.

Other-Than-Temporary Impairment. In estimating other-than-temporary impairment of investment securities, securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary. In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Company intends to sell or expect that it is more likely than not that it will be required to sell the investment security before an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

Valuation of Deferred Tax Assets. In evaluating the ability to realize deferred tax assets, management considers all positive and negative information, including the Company’s past operating results and its forecast of future taxable income. In determining future taxable income, management utilizes a budget process that makes business assumptions and the implementation of feasible and prudent tax planning strategies. The Company also utilizes a monthly forecasting tool to incorporate activity throughout the calendar year. These assumptions require it to make judgments about its future taxable income that are consistent with the plans and estimates it uses to manage its business. The net deferred tax asset is offset by an equal valuation allowance. Any change in estimated future taxable income may result in a reduction of the valuation allowance against the deferred tax asset which would result in income tax benefit in the period.

Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A three-level of fair value hierarchy prioritizes the inputs used to measure fair value:

•
Level 1—Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government agency debt that is highly liquid and actively traded in over-the-counter markets.

•
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets at December 31, 2014 were $846.3 million, an increase of $299.8 million, or 54.9%, from total assets of $546.5 million at December 31, 2013. Net loans increased $306.7 million, or 82.1%, to $680.5 million primarily due to the loan portfolio acquired as part of the merger. Bank-owned life insurance increased $9.0 million due to the policies acquired through the merger. Goodwill increased $3.5 million due to the merger and the related core deposit intangible was $4.9 million. Available-for-sale securities decreased $28.4 million primarily from not reinvesting maturities and calls in new securities. Security purchases were minimal in 2014 due to a concerted effort to fund loan growth and increase liquid funds in anticipation of funding the merger.

Total deposits increased $217.2 million, or 45.2%, to $697.5 million primarily related to the deposits acquired through the merger. Short-term borrowings and other borrowed funds increased $31.3 million and $11.1 million, respectively, due to Federal Home Loan Bank borrowings assumed as part of the merger.

Stockholders’ equity increased $36.9 million, or 82.0%, to $81.9 million at December 31, 2014 compared to $45.0 million at December 31, 2013 primarily due to the merger. The Company issued 1.7 million shares of common stock as part of the merger. In addition, CB recorded $4.3 million of net income for the year ended December 31, 2014 and a $1.3 million increase in accumulated other comprehensive income as a result of an increase in the unrealized gain position of the securities portfolio. This was partially offset by the payment of $2.3 million in dividends to stockholders and the repurchase of 133,000 shares of CB common stock for $2.9 million.

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

Overview. Net income was $4.3 million for the year ended December 31, 2014 and was comparable to the year ended December 31, 2013.

Net Interest Income. Net interest income for the year ended December 31, 2014 increased $3.2 million, or 20.5%, to $18.9 million compared to $15.7 million for the year ended December 31, 2013.Interest income on loans increased $3.0 million, or 19.2%, to $18.5 million primarily driven by growth in average loans throughout the year and from the merger. In addition, despite an increase in the average balance of interest-bearing deposits, interest expense on deposits decreased $193,000, or 9.8%, to $1.8 million due to the repricing of maturing certificates of deposit to lower rates. Other interest and dividend income increased $85,000 primarily due to increased FHLB stock dividends. Interest expense on other borrowed funds decreased $71,000 due to the decrease in the average cost on outstanding average FHLB debt. These benefits to net interest income were partially offset by a decrease of $166,000 on interest income on tax exempt securities due to a decrease in average balances of securities from utilizing calls and maturities to fund loans.

Provision for Loan Losses. There was no provision for loan losses for the year ended December 31, 2014, compared to $100,000 for the year ended December 31, 2013. No provision was deemed necessary based on management’s review of the allowance for loan losses and the credit quality of the loan portfolio. Net charge-offs for the year ended December 31, 2014 were $187,000 compared to $621,000 for the year ended December 31, 2013.

Noninterest Income. Noninterest income increased $613,000, or 19.1%, to $3.8 million for the year ended December 31, 2014 compared to $3.2 million for the year ended December 31, 2013. The acquisition of Exchange Underwriters, Inc. as part of the merger resulted in a $470,000 increase in commissions. Service fees on deposit accounts increased $66,000 primarily from check card interchange fee income. Mortgage backed securities and equities were sold in the current period resulting in a $60,000 gain. Bank owned life insurance income increased $30,000 due to the acquisition of policies from the merger.

Noninterest Expenses. Noninterest expense increased $3.4 million, or 25.8%, to $16.8 million for the year ended December 31, 2014 compared to $13.4 million for the year ended December 31, 2013 primarily due to $2.0 million of merger-related expenses. Merger-related expenses included $1.8 million in professional fees related to investment banker, legal and audit services. Compensation and employee benefits expense increased $1.0 million primarily due to employees retained as a result of the merger as well as normal salary increases and overtime related to a loan document scanning project. Occupancy and equipment costs increased $270,000 primarily due to the acquisition of FFSB branches, branch maintenance, and increased costs associated with the upgrade of the data processing system to accommodate additional account activity. Advertising costs increased $167,000 due to several advertising initiatives undertaken to increase market share and to promote the community identity of the Bank as well as a cooperative marketing agreement utilized by Exchange Underwriters. Contracted services increased $119,000 primarily due to costs associated with becoming a registrant with the Securities and Exchange Commission. Other noninterest expense increased $398,000 primarily due to increases in the amortization on the core deposit intangible, office supplies and charitable donations. Other real estate owned expense decreased $588,000 primarily due to an $840,000 gain on the sale of a real estate owned property in the current period partially offset by $211,000 of net gains recognized in the prior period.

Income Tax Expense. Income tax expense for the year ended December 31, 2014 increased $507,000 to $1.6 million compared to $1.2 million for the year ended December 31, 2013. The effective tax rate was 27.3% for the year ended December 31, 2014 compared to 21.4% for the year ended December 31, 2013. The increase in the effective tax rate was due to the nondeductibility of certain merger-related expenses.

Results of Operations for the Year Ended December 31, 2013 and 2012

Overview. Net income was $4.3 million for the year ended December 31, 2013, compared to $4.2 million in 2012, an increase of 0.9%.

Net Interest Income. Net interest income for the year ended December 31, 2013 increased $213,000, or 1.4%, to $15.7 million compared to $15.5 million for the year ended December 31, 2012. Interest expense decreased $857,000, or 27.7%, to $2.2 million for the year ended December 31, 2013 compared to $3.1 million for the year ended December 31, 2012, due to decreases of 20 basis points in the average cost of funds, which offset a $14.2 million increase in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $678,000 due to a decrease in the average balance of higher-cost deposits and a decrease of 18 basis points in average cost of deposits, primarily due to the repricing of deposits to lower rates with the majority of the benefit derived from money market accounts and maturing certificates of deposit. Interest expense on borrowings decreased $179,000 due to a decrease of $10.2 million in average balance as funds generated from deposit growth and reductions in investment securities were used to retire higher cost borrowings.

Interest and dividend income decreased $644,000, or 3.5%, to $17.9 million for the year ended December 31, 2013 compared to $18.5 million for the year ended December 31, 2012. Interest income on loans decreased $307,000 notwithstanding an increase in average loans outstanding of $18.0 million, primarily due to a decrease of 39 basis points in the average yield on the loan portfolio. All loan categories were impacted by the prevailing low interest rate environment, with the average yield on commercial loans decreasing 16 basis points, the average yield on consumer loans decreasing 46 basis points and the average yield on residential real estate loans decreasing 36 basis points. Interest income on investment securities decreased $322,000 primarily due to a decrease in average yield on tax exempt securities of 51 basis points and an overall decrease of $5.9 million in the average balance primarily due to the calls of U.S. Government Agency securities.

Provision for Loan Losses. The provision for loan losses was $100,000 for the year ended December 31, 2013 compared to $450,000 for the year ended December 31, 2012. The provision for loan losses decreased based upon the analysis of the allowance for loan loss indicating that the reserve was deemed adequate for the existing credit quality of the loan portfolio.

Noninterest Income. Noninterest income decreased $328,000, or 9.3%, to $3.2 million for the year ended December 31, 2013 compared to $3.5 million for the year ended December 31, 2012. Net gains on the sale of loans decreased $341,000, or 41.7%, to $476,000 for the year ended December 31, 2013 compared to $817,000 for the year ended December 31, 2012 as the increase in mortgage loan rates significantly reduced the profit margins on loan sales. Service fees on deposit accounts decreased $29,000, or 1.4%, to $2.1 million for the year ended December 31, 2013 primarily due to a decrease in fees on nonsufficient funds partially offset by an increase in debit card fees. Commissions increased $60,000, or 18.0%, to $393,000 for the year ended December 31, 2013 compared to $333,000 for the year ended December 31, 2012, primarily due to an increase in fees for wealth management and merchant services. Income from bank owned life insurance decreased $17,000, or 6.5%, to $243,000 in 2013 compared to $260,000 in 2012, primarily due to a decline in market interest rates. Net gains on the sale of investments decreased $14,000 for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the absence of investment sales in 2013.

Noninterest Expenses. Noninterest expense increased $71,000, or 0.5% to $13.4 million for the year ended December 31, 2013 compared to $13.3 million for the year ended December 31, 2012. Occupancy expense increased $128,000 primarily due to a full year’s operation of the loan center opened in the third quarter of 2012 and the associated occupancy costs. Legal fees increased $64,000 primarily related to fees expended to resolve nonaccrual loans and other real estate owned properties. All other expense decreased $86,000, or 4.6%, to $1.8 million for the year ended December 31, 2013 compared to $1.9 million for the year ended December 31, 2012 primarily due to decreases in supplies and travel-related expenses. Salaries and employee benefits increased $47,000, or 0.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to inflationary increases. Equipment expenses increased $47,000, or 5.0%, to $975,000 for the year ended December 31, 2013 compared to $928,000 for the year ended December 31, 2012 due to account volume increases. Pennsylvania share tax expenses increased $32,000, or 8.6%, to $403,000 for the year ended December 31, 2013 compared to $371,000 for the year ended December 31, 2012 due to an increase in the average assets assessment base. FDIC assessments increased $10,000, or 2.7%, to $383,000 for the year ended December 31, 2013 compared to $373,000 for the year ended December 31, 2012 due to an increase in deposits. Contracted services decreased $11,000, or 3.1% to $344,000 for the year ended December 31, 2013 compared to $355,000 for the year ended December 31, 2012 due to the reduced use of contracted services. Other real estate owned expense decreased $158,000 from $198,000 for the year ended December 31,  2012 to $40,000 for the year ended December 31,  2013 due to the disposition of properties in 2013. Net gain on the sale of real estate owned/repossessed assets of $211,000 for the year ended December 31, 2013 was due to the profitable disposal of an other real estate owned property during the year ended December 31, 2013, compared to a net loss on the sale of other real estate owned property of $26,000 in 2012.

Income Tax Expense. Income tax expense for the year ended December 31, 2013 increased $125,000 to $1.2 million compared to $1.0 million for the year ended December 31, 2012. The effective tax rate was 21.4% for the year ended December 31, 2013 compared to 19.7% for the year ended December 31, 2012. The increase in the effective tax rate was due to calls of tax free securities and the reinvestment of funds at reduced rates, which effectively reduced tax exempt income.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 34%. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	(Dollars in thousands)
	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-Earning Assets:
Loans	$433,668	$18,589	4.29%	$358,215	$15,594	4.35%	$340,231	$16,122	4.74%
Investment Securities
Taxable	67,512	862	1.28	91,934	843	0.92	95,342	906	0.95
Tax Exempt	47,184	1,978	4.19	50,078	2,219	4.43	52,576	2,598	4.94
Other Interest-Earning Assets	16,637	138	0.83	9,562	42	0.44	18,673	53	0.28
Total Interest-Earning Assets	565,001	21,567	3.82	509,789	18,698	3.67	506,822	19,679	3.88
Noninterest-Earning Assets	32,115			29,225			31,713
Total Assets	$597,116			$539,014			$538,535

Liabilities and Stockholders' equity:
Interest-Bearing Liablities:
Interest-Bearing Demand Deposits	$77,713	147	0.19%	$76,573	170	0.22%	$74,195	247	0.33%
Savings	94,856	175	0.18	78,699	158	0.20	71,264	203	0.28
Money Market	115,585	303	0.26	107,572	302	0.28	116,224	401	0.35
Time Deposits	95,920	1,150	1.20	88,402	1,338	1.51	93,592	1,795	1.92
Total Interest-Bearing Deposits	384,074	1,775	0.46	351,246	1,968	0.56	355,275	2,646	0.74

Borrowings	27,340	185	0.68	27,622	268	0.97	37,842	447	1.18
Total Interest-Bearing Liabilities	411,414	1,960	0.48	378,868	2,236	0.59	393,117	3,093	0.79

Noninterest-Bearing Liabilities	135,786			115,004			101,492
Total Liabilities	547,200			493,872			494,609

Stockholders' Equity	49,916			45,142			43,926
Total Liabilities and Stockholders' Equity	$597,116			$539,014			$538,535

Net interest income		$19,607			$16,462			$16,586

Net Interest Rate Spread (1)			3.34%			3.08%			3.09%
Net Interest-Earning Assets (2)	153,587			130,921			113,705
Net Interest Margin (3)			3.47%			3.23%			3.27
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			137.33%			134.56%			128.92%
____________________
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and theweighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets. Interest income andyields are on a fully tax equivalent basis utiliizing a marginal tax rate of 34%.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	(Dollars in thousands)
	Year Ended December 31, 2014 Compared To Year Ended December 31, 2013			Year Ended December 31, 2013 Compared To Year Ended December 31, 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest and dividend income:
Loans, net	$3,213	$(218)	$2,995	$842	$(1,370)	$(528)
Investment Securities:
Taxable	(260)	279	19	(34)	(29)	(63)
Tax-Exempt	(124)	(117)	(241)	(120)	(259)	(379)
Other Interest-Earning Assets	44	52	96	(33)	22	(11)
Total Interest-Earning Assets	2,873	(4)	2,869	655	(1,636)	(981)

Interest Expense:
Deposits	180	(373)	(193)	(46)	(632)	(678)
Borrowings	(4)	(79)	(83)	(108)	(71)	(179)
Total Interest-Bearing Liablities	176	(452)	(276)	(154)	(703)	(857)
Change in Net Interest Income	$2,697	$448	$3,145	$809	$(933)	$(124)

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at December 31, 2014 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $11.8 million at December 31, 2014. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $105.4 million at December 31, 2014. In addition, at December 31, 2014, the Company had the ability to borrow up to $277.9 million from the FHLB of Pittsburgh, of which $40.9 million was outstanding, and up to $40.0 million from the Federal Reserve Bank of Cleveland, none of which was outstanding.

At December 31, 2014, the Company had funding commitments totaling $113.2 million, consisting primarily of commitments to originate loans, unused lines of credit and letters of credit.

At December 31, 2014, certificates of deposit due within one year of that date totaled $54.2 million, or 35.7% of total deposits. If these certificates of deposit do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience, that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the year ended December 31, 2014, the Company originated $160.7 million compared to $144.0 million for the year ended December 31, 2013.

The Company is a separate legal entity from Community Bank and must provide for its own liquidity to pay dividends to shareholders and for other corporate purposes. At December 31, 2014, the Company (on an unconsolidated basis) had liquid assets of $755,000

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $69.3 million, or 9.33% of adjusted total assets, which is above the amount required to be classified as well-capitalized of $37.1 million, or 5.00%; and total risk-based capital of $74.5 million, or 12.50% of risk-weighted assets, which is above the amount required to be classified as well-capitalized of $59.6 million, or 10.00%. At December 31, 2013, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $42.1 million, or 7.7% of adjusted total assets, which is above the amount required to be classified as well-capitalized of $27.3 million, or 5.00%; and total risk-based capital of $46.6 million, or 12.98% of risk-weighted assets, which is above the amount required to be classified as well-capitalized of $35.9 million, or 10.00%. Accordingly, Community Bank was categorized as well-capitalized at December 31, 2014 and December 31, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, commitments under unused lines of credit, and commitments under letters of credit. While these contractual obligations represent potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans the Company makes. In addition, the Company enters into commitments to sell mortgage loans.

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. The following tables present certain of our contractual obligations at December 31, 2014.

	(Dollars in thousands)
	Payment Due by Period
	Total	Less Than Or Equal to One Year	More Than One to Three Years	More Than Three to Five Years	More Than Five Years
Certificates of deposit	$151,594	$54,185	$58,416	$25,251	$13,742
Borrowings	61,820	61,820	-	-	-
Operating lease obligations	2,358	448	818	430	662
Total	$215,772	$116,453	$59,234	$25,681	$14,404

Impact of Inflation and Changing Price

The consolidated financial statements and related notes of the Company have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, the Company’s assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

General. The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the Company’s most significant form of market risk is interest rate risk. The Company’s assets, consisting primarily of mortgage loans, have longer maturities than its liabilities, consisting primarily of deposits. As a result, a principal part of its business strategy is to manage interest rate risk and reduce the exposure of net interest income to changes in market interest rates. Accordingly, the Company’s board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in the Company’s assets and liabilities, for determining the level of risk that is appropriate given the Company’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee meets on a monthly basis to review its asset/liability policies and position, interest rate risk position and to discuss and implement interest rate risk strategies.

Economic Value of Equity. The Company monitors interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of its assets and liabilities (its economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist the Company in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within the Company’s policy guidelines.

The table below set forth, as of December 31, 2014, the estimated changes in EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	(Dollars in thousands)
	Economic Value of Equity				EVE as a Percent of Portfolio Value of Assets			Earnings at Risk
Change in Interest Rates in Basis Points ("bp')	Dollar Amount	Dollar Change	Percent Change		NPV Ratio	Change		Dollar Change	Percent Change
+300 bp	$60,891	$(32,808)	(35.0	) %	7.94%	(322	) bp	$(2,749)	(9.8	) %
+200 bp	71,992	(21,707)	(23.2)		9.11	(205)		(1,780)	(6.4)
+100 bp	84,917	(8,782)	(9.4)		10.40	(76)		(818)	(2.9)
Flat	93,699	-	-		11.16	-		-	-
-100 bp	94,052	353	0.4		11.01	(15)		(903)	(3.2)

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in EVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE tables presented assume that the composition of the Company’s interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE tables provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and will differ from actual results. EVE calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of the Company’s loans, deposits and borrowings.

ITEM 8.        Financial Statements and Supplementary Data

The Financial Statements are included in Part IV, Item 15 of this Form 10-K.

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.      Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined by the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes made in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.     Other Information

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Information concerning our directors and certain officers is incorporated by reference hereunder in the Proxy Statement for the 2015 Annual Meeting.

ITEM 11.     Executive Compensation

Information with respect to management compensation required under this item is incorporated by reference hereunder in the Proxy Statement for the 2015 Annual Meeting.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is incorporated by reference to the Proxy Statement for the 2015 Annual Meeting.

ITEM 13.     Certain Relationships and Related Transactions and Director Independence

Information required under this item is incorporated by reference to the Proxy Statement for the 2015 Annual Meeting.

ITEM 14.      Principal Accountant Fees and Services

Information required under this item is incorporated by reference to the Proxy Statement for the 2015 Annual Meeting.

PART IV

ITEM 15.      Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The financial statements filed as a part of this Form 10-K are:
	(A)	Report of Independent Registered Public Accounting Firm;
	(B)	Consolidated Statements of Financial Condition - December 31, 2014 and 2013;
	(C)	Consolidated Statements of Income - years ended December 31, 2014, 2013, and 2012;
	(D)	Consolidated Statements of Comprehensive Income – years ended December 31, 2014, 2013, and 2012;
	(E)	Consolidated Statements of Stockholders’ Equity - years ended December 31, 2014, 2013 and 2012;
	(F)	Consolidated Statements of Cash Flows - years ended December 31, 2014, 2013 and 2012; and
	(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(a)(3)	Exhibits
	3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)
	3.2	Bylaws of CB Financial Services, Inc..(1)

4	Form of Stock Certificate of CB Financial Services, Inc. (1)
10.1	Employment Agreement by and between Community Bank and Barron P. McCune, Jr.
10.2	Employment Agreement by and between Community Bank and Kevin D. Lemley
10.3	Employment Agreement by and between Community Bank and Ralph Burchianti
10.4	Employment Agreement by and between Community Bank and Ralph J. Sommers, Jr.
10.5	Employment Agreement by and between Community Bank and Patrick G. O’Brien (1)
10.6	Employment Agreement by and among Community Bank, Exchange Underwriters, Inc. and Richard B. Boyer dated April 14, 2014 (1)
10.7	Split Dollar Life Insurance Agreement by and between Community Bank and Barron P. McCune, Jr. dated April 1, 2005 (1)
10.8	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)
10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph J. Sommers, Jr. dated April 1, 2005 (1)
10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002 by and between First Federal Savings Bank and Richard B. Boyer (2)
10.11	Amendment dated as of July 19, 2002 to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (3)
10.12	Amendment dated as of September 13, 2005 to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (4)
10.13	Lease Agreement dated as of June 1, 2012 by and between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer (5)
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.

___________________
(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196749).
(2)	Incorporated herein by reference to Exhibit 10.11 to FedFirst Financial Corporation’s Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004.
(3)	Incorporated herein by reference to Exhibit 10.2 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(4)	Incorporated herein by reference to Exhibit 10.4 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(5)	Incorporated herein by reference to Exhibit 10.7 to FedFirst Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.

Date: March 26, 2015	By:	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Barron P. McCune, Jr.	By:	/s/ Kevin D. Lemley
	Barron P. McCune, Jr.		Kevin D. Lemley
	President, Chief Executive Officer and Vice Chairman		Executive Vice President and Chief Financial Officer

Date: March 26, 2015		Date: March 26, 2015

By:	/s/ Ralph J. Sommers, Jr.	By:	/s/ Karl G. Baily
	Ralph J. Sommers, Jr.		Karl G. Baily
	Director (Chairman of the Board)		Director

Date: March 26, 2015		Date: March 26, 2015

By:	/s/ Richard B. Boyer	By:	/s/ Mark E. Fox
	Richard B. Boyer		Mark E. Fox
	Director		Director

Date: March 26, 2015		Date: March 26, 2015

By:	/s/ William C. Groves	By:	/s/ Charles R. Guthrie
	William C. Groves		Charles R. Guthrie
	Director		Director

Date: March 26, 2015		Date: March 26, 2015

By:	/s/ Joseph N. Headlee	By:	/s/ John J. LaCarte
	Joseph N. Headlee		John J. LaCarte
	Director		Director

Date: March 26, 2015		Date: March 26, 2015

By:	/s/ Patrick G. O'Brien	By:	/s/ David F. Pollock
	Patrick G. O'Brien		David F. Pollock
	Director		Director

Date: March 26, 2015		Date: March 26, 2015

By:	/s/ John M. Swiatek
John M. Swiatek
Director

Date: March 26, 2015

CONSOLIDATED FINANCIAL STATEMENTS

Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CB Financial Services, Inc.
Carmichaels, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of CB Financial Services, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Financial Services, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As further described in Note 2 to the consolidated financial statements, on October 31, 2014, the Company completed a business combination with FedFirst Financial Corporation. Our opinion is not modified with respect to this matter.

Pittsburgh, Pennsylvania
March 26, 2015

Consolidated Statement of Financial Condition
(Dollars in thousands except per share and share data)

	December 31,
	2014	2013
ASSETS
Cash and Due From Banks:
Interest Bearing	$5,933	$9,333
Non-Interest Bearing	5,818	7,084
Total Cash and Due From Banks	11,751	16,417

Investment Securities:
Available-for-Sale	105,449	133,810
Held to Maturity	504	1,006
Loans, Net	680,451	373,764
Premises and Equipment, Net	10,593	4,612
Bank-Owned Life Insurance	17,735	8,702
Goodwill	5,632	2,158
Core Deposit Intangible	4,888	-
Accrued Interest and Other Assets	9,311	6,017
TOTAL ASSETS	$846,314	$546,486

LIABILITIES
Deposits:
Demand Deposits	$163,488	$121,210
NOW Accounts	101,600	77,797
Money Market Accounts	160,747	110,174
Savings Accounts	118,332	84,961
Time Deposits	151,594	84,670
Brokered Deposits	1,733	1,523
Total Deposits	697,494	480,335

Short-Term Borrowings	46,684	15,384
Other Borrowed Funds	15,136	4,000
Accrued Interest and Other Liabilities	5,088	1,762
TOTAL LIABILITIES	764,402	501,481

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 and 2,626,864 Shares Issued and 4,071,462 and 2,467,980 Shares Outstanding at December 31, 2014 and 2013, Respectively	1,818	1,095
Capital Surplus	41,762	5,969
Retained Earnings	42,766	40,807
Treasury Stock, at Cost (291,884 and 158,884 Shares at December 31, 2014 and 2013, Respectively)	(4,999)	(2,103)
Accumulated Other Comprehensive Income (Loss)	565	(763)
TOTAL STOCKHOLDERS' EQUITY	81,912	45,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$846,314	$546,486

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Income
(Dollars in thousands except per share and share data)

	Years Ended December 31,
	2014	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$18,515	$15,528	$15,835
Federal Funds Sold	27	16	50
Investment Securities:
Taxable	862	843	902
Exempt From Federal Income Tax	1,326	1,492	1,755
Other Interest and Dividend Income	111	26	7
TOTAL INTEREST AND DIVIDEND INCOME	20,841	17,905	18,549

INTEREST EXPENSE
Deposits	1,775	1,968	2,646
Federal Funds Purchased	2	3	1
Short-Term Borrowings	45	56	84
Other Borrowed Funds	138	209	362
TOTAL INTEREST EXPENSE	1,960	2,236	3,093

NET INTEREST INCOME	18,881	15,669	15,456
Provision For Loan Losses	-	100	450
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,881	15,569	15,006

NONINTEREST INCOME
Service Fees on Deposit Accounts	2,128	2,062	2,091
Insurance Commissions	466	11	13
Other Commissions	397	382	320
Net Gains on Sale of Loans	452	476	817
Net Gains on Sale of Investments	60	-	14
Income from Bank-Owned Life Insurance	273	243	260
Other	42	31	18
TOTAL NONINTEREST INCOME	3,818	3,205	3,533

NONINTEREST EXPENSE
Salaries and Employee Benefits	8,380	7,341	7,294
Occupancy	1,218	1,119	991
Equipment	1,146	975	928
FDIC Assessment	412	383	373
PA Shares Tax	357	403	371
Contracted Services	463	344	355
Legal Fees	426	420	356
Advertising	467	300	299
Bankcard Processing Expense	320	253	256
Other Real Estate Owned (Income) Expense	(548)	40	198
Merger-Related	1,979	-	-
Other	2,178	1,780	1,866
TOTAL NONINTEREST EXPENSE	16,798	13,358	13,287

Income Before Income Taxes	5,901	5,416	5,252
Income Taxes	1,609	1,160	1,035
NET INCOME	$4,292	$4,256	$4,217

EARNINGS PER SHARE
Basic	$1.63	$1.73	$1.73
Diluted	1.63	1.72	1.70

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,633,871	2,463,571	2,438,281
Diluted	2,635,090	2,478,086	2,476,601

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Net Income	$4,292	$4,256	$4,217
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities Net of Tax of $704, $(1,284), and $(103) for the Years Ended December 31, 2014, 2013, and 2012, Respectively	1,368	(1,992)	(159)
Reclassification Adjustment for Losses (Gains) on Securities Included in Net Income, Net of Tax of $20, $0, and $5 for the Years Ended December 2014, 2013 and 2012, Respectively (1)	(40)	-	(9)
Total Comprehensive Income	$5,620	$2,264	$4,049

(1)
The gross amount of gains on securities of $60, $0, and $14 for the years ended December 31, 2014, 2013 and 2012, respectively, is reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect is included in Income Taxes on the Consolidated Statement of Income.

Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands except per share and share data)

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	2,576,544	$1,074	$5,265	$36,459	$(2,103)	$1,397	$42,092
Net Income	-	-	-	4,217	-	-	4,217
Other Comprehensive Loss	-	-	-	-	-	(168)	(168)
Exercise of Stock Options	26,915	11	371	-	-	-	382
Dividends Declared ($0.84 per share)	-	-	-	(2,053)	-	-	(2,053)
Balance, December 31, 2012	2,603,459	$1,085	$5,636	$38,623	$(2,103)	$1,229	$44,470
Net Income	-	-	-	4,256	-	-	4,256
Other Comprehensive Loss	-	-	-	-	-	(1,992)	(1,992)
Exercise of Stock Options	23,405	10	333	-	-	-	343
Dividends Declared ($0.84 per share)	-	-	-	(2,072)	-	-	(2,072)
Balance, December 31, 2013	2,626,864	1,095	5,969	40,807	(2,103)	(763)	45,005
Net Income	-	-	-	4,292	-	-	4,292
Other Comprehensive Income	-	-	-	-	-	1,328	1,328
Purchase of FedFirst Financial Corporation	1,721,967	717	35,593	-	-	-	36,310
Exercise of Stock Options	14,515	6	200	-	-	-	206
Dividends Declared ($0.84 per share)	-	-	-	(2,333)	-	-	(2,333)
Treasury Stock Purchased, at Cost (133,000 shares)	-	-	-	-	(2,896)	-	(2,896)
Balance, December 31, 2014	4,363,346	$1,818	$41,762	$42,766	$(4,999)	$565	$81,912

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net Income	$4,292	$4,256	$4,217
Αdjustmеnts to Rеconcilе Net Income to Net Cash (Used In) Provided By Operating Activities:
Net Amortization on Investments	1,240	1,851	2,516
Depreciation and Amortization	763	629	484
Provision for Loan Losses	-	100	450
Income from Bank-Owned Life Insurance	(273)	(243)	(260)
Proceeds From Mortgage Loans Sold	16,922	15,927	19,510
Originations of Mortgage Loans for Sale	(16,470)	(15,451)	(18,693)
Gains on Sale of Loans	(452)	(476)	(817)
Gain on Sales of Investment Securities	(60)	-	(14)
(Gain) Loss on Sales of Other Real Estate Owned and Repossessed Assets	(840)	(211)	26
(Increase) Decrease in Accrued Interest Receivable	(677)	69	160
Valuation Adjustment on Foreclosed Real Estate	-	126	176
Deferred Income Tax	1,218	192	14
Increase (Decrease) in Taxes Payable	577	52	(281)
Increase (Decrease) in Accrued Interest Payable	82	(61)	(174)
Decrease in Prepaid FDIC Assessment	-	653	337
Other, Net	(8,723)	637	(934)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,401)	8,050	6,717

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	62,632	58,189	104,184
Purchases of Securities	(52,144)	(41,517)	(130,283)
Proceeds from Sales of Securities	18,712	-	-
Investment Securities Held to Maturity:
Proceeds From Principal Repayments and Maturities	495	1,005	1,745
Purchases of Securities	-	-	(527)
Proceeds from Sales of Securities	-	-	514
Net Increase in Loans	(308,417)	(32,670)	(7,754)
Purchase of Premises and Equipment	(6,564)	(237)	(1,098)
Retirements of Premises and Equipment	74	-	-
Proceeds From Sale of Other Real Estate Owned and Repossessed Assets	2,445	1,212	90
Net Change in Restricted Equity Securities	(1,620)	(380)	15
Acquisition of Bank-Owned Life Insurance	(8,760)	-	-
NET CASH USED IN INVESTING ACTIVITIES	(293,147)	(14,398)	(33,114)

FINANCING ACTIVITIES
Net Increase in Deposits	217,159	10,187	20,008
Net Increase (Decrease) in Short-Term Borrowings	31,300	(7,989)	(4,645)
Principal Payments on Other Borrowed Funds	(1,029)	(3,000)	(4,461)
Proceeds from Long-Term Borrowings	12,165	-	-
Cash Dividends Paid	(2,333)	(2,072)	(2,053)
Treasury Stock, Purchases at Cost	(2,896)	-	-
Issuance of Common Stock	36,310	-	-
Exercise of Stock Options	206	343	382
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	290,882	(2,531)	9,231

DECREASE IN CASH AND CASH EQUIVALENTS	(4,666)	(8,879)	(17,166)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	16,417	25,296	42,462

CASH AND DUE FROM BANKS AT END OF YEAR	$11,751	$16,417	$25,296

The accompanying notes are an integral part of these consolidated financial statements

CB FINANCIAL SERVICES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc. and its wholly owned subsidiary, Community Bank, (the “Bank”), and the Bank’s wholly-owned subsidiary, Exchange Underwriters, Inc. (“Exchange Underwriters”). CB Financial Services, Inc. and Community Bank are collectively referred to as the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company derives substantially all its income from banking and bank-related services which include interest earnings on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest earnings on investment securities and fees generated from deposit services to its customers. The Company provides banking services primarily to communities in Greene, Allegheny, Washington, Fayette, and Westmoreland Counties located in southwestern Pennsylvania. The Company also conducts insurance brokerage activities through Exchange Underwriters.

The Company evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, to be recognizable events.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statement of Financial Condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to fair value of investment securities available for sale, determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, other-than-temporary impairment evaluations of securities, the valuation of deferred tax assets, and the valuation of goodwill impairment.

Revenue Recognition

Income on loans and investments is recognized as earned on the accrual method. Service charges and fees on deposit accounts are recognized at the time the customer account is charged. Gains and losses on sales of mortgages are based on the difference between the selling price and the carrying value of the related mortgage sold.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company’s business activities are currently confined to one operating segment which is community banking.

Cash and Due From Banks

Included in Cash and Due From Banks are required federal reserves of $1.9 million and $388,000 at December 31, 2014 and 2013, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of cash on hand and/or balances maintained directly with the Federal Reserve Bank.

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

Common stock of the Federal Home Loan Bank (“FHLB”) and Atlantic Community Bankers’ Bank (“ACBB”) represents ownership in organizations which are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in Accounting Standards Codification (“ASC”) Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Included in Accrued Interest and Other Assets are FHLB stock of $3.3 million and $1.7 million at December 31, 2014 and 2013, respectively, and ACBB stock of $85,000 at December 31, 2014 and $40,000 at December 31, 2013.

The Company periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at December 31, 2014 and, therefore, determined that FHLB stock was not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding net of deferred loan fees and the allowance for loan losses. The Company’s loan portfolio is segmented to enable management to monitor risk and performance. The real estate loans are further segregated into three classes. Residential mortgages include those secured by residential properties, while commercial mortgages consist of loans to commercial borrowers secured by commercial or residential real estate. Construction loans typically consist of loans to build commercial buildings and acquire and develop residential real estate. The commercial, and industrial segment consists of loans to finance the activities of commercial customers. The consumer segment consists primarily of indirect auto loans, home equity loans, installment loans and overdraft lines of credit.

Residential mortgage and construction loans are typically longer-term loans and, therefore, generally, present greater interest rate risk than the consumer and commercial loans. Under certain economic conditions, housing values may decline, which may increase the risk that the collateral values are not sufficient. Commercial real estate loans generally present a higher level of risk than loans secured by residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of commercial real estate loans is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. Commercial and industrial loans are generally secured by business assets, inventories, accounts receivable, etc, which present collateral risk. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan.

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

The Company uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are not considered criticized and are aggregated as “Pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans classified as Doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as Loss are considered uncollectable and of such little value that continuance as an asset is not warranted.

In the normal course of business, the Company modifies loan terms for various reasons. These reasons may include as a retention strategy to compete in the current interest rate environment, and to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered to be a troubled debt restructuring (“TDR”) when the Company has determined that the borrower is experiencing financial difficulties. The Company evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination a credit review is performed to assess the ability of the borrower to meet their obligations.

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

All loans designated as TDRs are considered impaired loans and may be in either accruing or non-accruing status. The Company’s policy for recognizing interest income on TDRs does not differ from its overall policy for interest recognition. TDRs are considered to be in payment default if, subsequent to modification, the loans are transferred to non-accrual status. A loan may be removed from nonaccrual TDR status if it has performed according to its modified terms for at least six consecutive months.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance based on potential losses in the current loan portfolio, which includes an assessment of economic conditions, changes in the nature and volume of the loan portfolio, loan loss experience, volume and severity of past due, classified and nonaccrual loans as well as other loan modifications, quality of the Company’s loan review system, the degree of oversight by the Company’s Board of Directors, existence and effect of any concentrations of credit and changes in the level of such concentrations, effect of external factors, such as competition and legal and regulatory requirements and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. Additions are made to the allowance through periodic provisions charged to income and recovery of principal and interest on loans previously charged-off. Losses of principal are charged directly to the allowance when a loss actually occurs or when a determination is made that the specific loss is probable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance through a charge to the provision for loan losses. Any reserve for unfunded lending commitments represents management’s estimate of losses inherent in its’ unfunded loan commitments and is recorded in the allowance for loan losses on the Consolidated Statement of Financial Condition.

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

Generally, management considers all nonaccrual loans and certain renegotiated debt, when it exists, for impairment. The maximum period without payment that typically can occur before a loan is considered for impairment is 90 days. The past due status of loans receivable is determined based on contractual due dates for loan payments.

The Company grants commercial, residential, and other consumer loans to customers throughout Greene, Washington, Allegheny, Fayette and Westmoreland Counties in Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2014 and 2013, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties.

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

Bank-Owned Life Insurance

The Company is the owner and beneficiary of bank owned life insurance (“BOLI”) policies on certain employees. The earnings from the BOLI policies are recognized as a component of noninterest income. The BOLI policies are an asset that can be liquidated, if necessary, with tax costs associated. However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Real Estate Owned

Real estate owned acquired in settlement of foreclosed loans is carried as a component of other assets at the lower of cost or fair value minus estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against noninterest expense. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. Real estate owned was $278,000 and $310,000 at December 31, 2014 and 2013, respectively. Loans in process of foreclosure were $2.7 million and $710,000 at December 31, 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance, Financial Accounting Standards Board (“FASB”) ASC 740 Topic, “Income Taxes”. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination, the term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion of all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Core Deposit Intangible

Core Deposit Intangible was developed by specific core deposit life studies, and is amortized using the straight-line method over periods ranging from eight to ten years. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any are charges to expense.

Goodwill

The Company accounts for goodwill in accordance with FASB ASC Sub-Topic 350-20, “Intangibles—Goodwill and Other”. This statement, among other things, requires a two-step process for testing the impairment of goodwill for each reporting unit on at least an annual basis. The Company performs an annual impairment analysis of goodwill. Based on the fair value of each reporting unit that has goodwill, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2014, 2013 and 2012.

Mortgage Service Rights ("MSRs")

The Company has agreements for the express purpose of selling loans in the secondary market. The Company maintains all servicing rights for these loans. Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized in proportion to other assets on the Consolidated Statement of Financial Condition. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against loan servicing fee income. The carrying and fair values of the MSRs and related amortization are not significant for financial reporting purposes.

Treasury Stock

The purchase of the Company’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the average cost basis, with any excess proceeds being credited to Capital Surplus.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio and unrealized income (loss) related to factors other than credit on debt securities.

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

Stock Options

The Company maintained stock option plans for key officers, employees, and nonemployee directors. There were no stock options outstanding at December 31, 2014. All stock option plans have expired.

Stock compensation accounting guidance, FASB ASC Topic 718, “Compensation—Stock Compensation,” requires that the compensation cost relating to share based payment transactions be recognized in financial statements. The cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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

Cash Flow Information

The Company has defined cash equivalents as those amounts due from depository institutions, interest-bearing deposits with other banks with maturities of less than 90 days, and federal funds sold. Cash payments for interest on deposits, short-term borrowings, and other borrowed funds in 2014, 2013 and 2012 were $1.9 million, $2.3 million and $3.3 million, respectively. Cash payments for income taxes were $1.8 million, $525,000 and $1.2 million in 2014, 2013 and 2012, respectively. Transfers from loans to real estate owned and repossessed assets were $1.6 million, $1.0 million and $544,000 in 2014, 2013 and 2012, respectively.

Advertising Costs

Advertising costs are expensed as incurred.

Reclassifications

Certain comparative amounts for prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income or stockholders’ equity.

Recent Accounting Standards

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure, an amendment of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. ASU 2014-14 specifies that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the loan has a government guarantee that is not separable from the loan before foreclosure; and at the time of foreclosure, the creditor has the intent to convey the real estate to the guarantor and make a claim on  the guarantee, and the creditor has the ability to recover under the amount of the claim, which must be a fixed amount determined on the basis of the fair value of the real estate. An entity can elect to adopt the amendments in ASU 2014-14 using either a modified retrospective transition method or a prospective transition method. ASU 2014-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of ASU 2014-14 did not have a material impact on the Company’s financial condition and results of operations.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures, an amendment of ASC Topic 860, Transfers and Servicing. The amendments in ASU 2014-11 require repurchase-to-maturity transactions to be accounted for as secured borrowing transactions on the Statement of Financial Condition, rather than sales; and for repurchase financing arrangements, require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. For public entities, the accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Earlier application for a public entity is prohibited. The Company is evaluating the provisions of ASU 2014-11, but does not believe that its adoption will have a material impact on the Company’s financial condition and results of operations.

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

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which provides guidance clarifying when an in substance repossession or foreclosure occurs that would require a loan receivable to be derecognized and the real estate property recognized. ASU 2014-04 specifies the circumstances when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, and requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified or a retrospective transition method or a prospective transition method. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of ASU 2014-04 did not have a material impact on the Company’s financial condition and results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is intended to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under the ASU, an entity generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted the provisions of ASU 2013-11 effective January 1, 2014. As the Company has no unrecognized tax benefits, the adoption of ASU 2013-11 did not have any impact on the Company’s financial condition and results of operations.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, either on the face of the statement where net income is presented or in the notes to the financial statements. The Company adopted the provisions of ASU 2013-02 effective January 1, 2014. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial condition and results of operations.

NOTE 2—MERGER

On October 31, 2014, the Company completed its merger with FedFirst Financial Corporation (“FedFirst”), the holding company for First Federal Savings Bank, a community bank based in Monessen, Pennsylvania. Through the merger, the Company anticipates future revenue and earnings growth from an expanded menu of financial services and diversification of its sources of income from the acquisition of Exchange Underwriters, the insurance agency subsidiary. The merger resulted in the addition of five branches and expanded the Company’s reach into Fayette and Westmoreland counties in southwestern Pennsylvania.

Under the terms of the merger agreement, FedFirst stockholders were able to elect to receive $23.00 in cash or 1.159 shares of CB Financial Services common stock for each share of FedFirst common stock limited by the requirement in the merger agreement that 65% of the total shares of FedFirst common stock was exchanged for CB Financial Services common stock and 35% was exchanged for cash. In connection with the merger, the Company issued 1,721,967 shares of common stock and paid cash consideration of $18.4 million. The merger was valued at approximately $54.7 million.

The assets acquired and liabilities assumed of FedFirst were recorded on the Company’s Consolidated Statement of Financial Condition at their estimated fair values as of the October 31, 2014 acquisition date and are subject to change for a period up to 12 months after the acquisition date. The fair value of the assets acquired and liabilities assumed in the merger were as follows (dollars in thousands):

Consideration Paid:
Cash Paid for Redemption of FedFirst Common Stock	$18,406
CB Financial Common Stock Issued in Exchange for FedFirst Common Stock	36,310
Total Consideration Paid	54,716

Assets Acquired:
Cash and Cash Equivalents	4,552
Net Loans	283,565
Premises and Equipment	5,814
Bank Owned Life Insurance	8,760
Core Deposit Intangible	4,977
Other Assets	3,475
Total Assets Acquired	311,143

Liabilities Assumed:
Deposits	206,389
Borrowings	51,173
Other Liabilities	2,339
Total Liabilities Assumed	259,901
Total Identifiable Net Assets	51,242
Goodwill Recognized	$3,474

The operating results of FedFirst have been included in the Company’s Consolidated Statement of Income since the October 31, 2014 acquisition date. Total income of the acquired operations of FedFirst consisted of net interest income of approximately $2.1 million, noninterest income of approximately $500,000, noninterest expense of approximately $1.6 million and net income of approximately $644,000 from November 1, 2014 through December 31, 2014.

The following unaudited combined pro forma information presents the operating results for the year ended December 31, 2014 and 2013 as if the FedFirst acquisition had occurred on January 1, 2013. The pro forma results have been prepared for comparative purposes only and require significant estimates and judgments. As a result, they are not necessarily indicative of the results that would have been obtained had the merger actually occurred on January 1, 2013 nor are they intended to be indicative of future results of operations (dollars in thousands, except per share data).

	Year Ended December 31,
	2014	2013
Net Interest Income	$29,006	$26,235
Noninterest Income	7,732	7,491
Noninterest Expense	32,251	23,856
Net Income	3,144	6,644

Earnings Per Share:
Basic	$0.77	$1.59
Dilulted	0.77	1.58

Core deposit intangible asset related to the merger totaled $5.0 million with an estimated life of approximately 9 years.

The Company incurred merger-related expenses of $2.0 million in 2014 which were reflected on the Company’s Consolidated Statement of Income. These expenses were composed primarily of professional fees related to investment banker, legal and audit services.

As part of the merger, the Company identified certain key employees from FedFirst who would be retained. If all of these employees are terminated without cause within the first year of the merger, the total severance cost would be $678,000. The Company believes it is unlikely to incur this expense and, as a result, this amount would be an adjustment to goodwill at October 31, 2015.

NOTE 3—EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Years Ended December 31,
	2014	2013	2012
Weighted-Average Common Shares Outstanding	2,925,026	2,622,455	2,597,165
Average Treasury Stock Shares	(291,155)	(158,884)	(158,884)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	2,633,871	2,463,571	2,438,281
Additional Common Stock Equivalents (Stock Options) Used to Calculated Diluted Earnings Per Share	1,219	14,515	38,320
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	2,635,090	2,478,086	2,476,601

Earnings per share:
Basic	$1.63	$1.73	$1.73
Diluted	1.63	1.72	1.70

NOTE 4—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale as of December 31, 2014 and 2013 are as follows:

	(Dollars in thousands)
	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$57,669	$139	$(157)	$57,651
Obligations of States and Political Subdivisions	41,611	886	(116)	42,381
Mortgage-Backed Securities - Government-Sponsored Enterprises	4,240	33	-	4,273
Equity Securities - Mutual Funds	500	14	-	514
Equity Securities - Other	573	58	(1)	630
Total	$104,593	$1,130	$(274)	$105,449

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$77,559	$8	$(1,273)	$76,294
Obligations of States and Political Subdivisions	50,481	659	(637)	50,503
Mortgage-Backed Securities - Government-Sponsored Enterprises	5,916	41	(32)	5,925
Equity Securities - Mutual Funds	500	35	-	535
Equity Securities - Other	510	47	(4)	553
Total	$134,966	$790	$(1,946)	$133,810

The amortized cost and fair value of investment securities held to maturity at December 31, 2014 and 2013 are as follows:

	(Dollars in thousands)
	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$504	$-	$-	$504

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$1,006	$3	$-	$1,009

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013:

	(Dollars in thousands)
	2014
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	10	$26,101	$(144)	1	$2,987	$(13)	11	$29,088	$(157)
Obligations of States and Political Subdivisions	5	2,123	(9)	22	13,590	(107)	27	15,713	(116)
Equity Securities - Other	1	48	(1)	-	-	-	1	48	(1)
Total	16	$28,272	$(154)	23	$16,577	$(120)	39	$44,849	$(274)

	2013
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	21	$52,407	$(1,043)	4	$7,834	$(230)	25	$60,241	$(1,273)
Obligations of States and Political Subdivisions	28	16,489	(409)	16	8,052	(228)	44	24,541	(637)
Mortgage-Backed Securities - Government Sponsored Enterprises	2	5,028	(32)	-	-	-	2	5,028	(32)
Equity Securities - Other	2	85	(4)	-	-	-	2	85	(4)
Total	53	$74,009	$(1,488)	20	$15,886	$(458)	73	$89,895	$(1,946)

For debt securities, the Company does not believe any individual unrealized loss as of December 31, 2014 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost and the financial condition of the issuer. The securities that are temporarily impaired at December 31, 2014 and 2013 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

Investment securities available-for-sale with a carrying value of $84.8 million and $81.8 million at December 31, 2014 and 2013, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law. No held-to maturity investment securities were pledged to secure public deposits, short-term borrowings and for other purposes at December 31, 2014 or 2013.

The scheduled maturities of investment securities available-for-sale and held to maturity at December 31, 2014 are summarized as follows:

	(Dollars in thousands)
	2014
	Available-for-Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$3,811	$3,865	$504	$504
Due after One Year through Five Years	30,353	30,335	-	-
Due after Five Years through Ten Years	50,593	50,913	-	-
Due after Ten Years	19,836	20,336	-	-
Total	$104,593	$105,449	$504	$504

Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date, but have been included in the Due after Ten Years category. Sales of available-for-sale investment securities in 2014 resulted in a gross gain of $60,000. There were no sales of available-for-sale investment securities during 2013.

The following tables show the Company’s Obligations of States, Municipalities and Political Subdivisions and their sources of repayment as of December 31, 2014:

	(Dollars in thousands)
	Amortized Cost	Fair Value
Pennsylvania Municipalities	$39,389	$40,096
Pennsylvania Political Subdivisions	2,229	2,286
All Other State Political Subdivisions	497	503
	$42,115	$42,885

	Amortized Cost	Fair Value
General Obligation	$39,389	$40,096
Special Revenue
Public Improvement	250	251
Water and Sewer	247	252
Other	2,229	2,286
	$42,115	$42,885

The Company has a concentration of states, municipal and political subdivisions in the Commonwealth of Pennsylvania, primarily in school districts. These investments are not concentrated geographically within any region of Pennsylvania as they are disbursed over the entire Commonwealth. School district bonds are backed by the individual school districts and also by the Commonwealth via an enhanced rating under the State Aid Withholding Program, Intercept Program, or Act 50 in Pennsylvania. In addition, most investments in this area also have credit support from various insuring agencies.

The Company evaluates its investments in states, municipalities, and political subdivisions both on a pre-purchase and subsequently on a quarterly basis. The evaluation includes a review of fund balances, operating revenues and expenses for the most recent five years, if available, and the trends of those metrics. In addition to this financial review, other pertinent criteria are reviewed, such as population growth in the area, median family income, poverty rates, and debt service expenditures as a percent of expenditures. Based upon these criteria, the credit worthiness of the investments is determined. Upon completion of the review, the results are compared to the published credit ratings. As a result of the Company’s review, there were no investments in states, municipalities, and political subdivisions that differed significantly from the published credit ratings.

NOTE 5—LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The follow table summarizes the major classifications of loans as of December 31, 2014 and 2013:

	(Dollars in thousands)
	2014	2013
Real Estate:
Residential	$331,873	$164,245
Commercial	174,265	95,333
Construction	22,197	10,367
Commercial and Industrial	72,064	41,719
Consumer	77,611	59,101
Other	7,636	8,381
Total Loans	685,646	379,146
Less Allowance for Loan Losses	(5,195)	(5,382)
Net Loans	$680,451	$373,764

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $62.3 million and $53.0 million at December 31, 2014 and 2013, respectively.

Loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2014 and 2013 are as follows:

	(Dollars in thousands)
	2014
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$329,417	$194	$2,243	$19	$331,873
Commercial	154,225	13,373	5,975	692	174,265
Construction	20,963	101	789	344	22,197
Commercial and Industrial	67,171	4,208	383	302	72,064
Consumer	77,607	-	4	-	77,611
Other	7,636	-	-	-	7,636
Total	$657,019	$17,876	$9,394	$1,357	$685,646

	2013
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$163,234	$397	$604	$10	$164,245
Commercial	78,324	11,859	335	4,815	95,333
Construction	6,712	2,178	-	1,477	10,367
Commercial and Industrial	37,924	3,480	-	315	41,719
Consumer	59,084	-	17	-	59,101
Other	8,381	-	-	-	8,381
Total	$353,659	$17,914	$956	$6,617	$379,146

At December 31, 2014 and 2013, there were no loans in the criticized category of Loss.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2014 and 2013:

	(Dollars in thousands)
	2014
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Real Estate:
Residential	$328,314	$1,613	$34	$369	$2,016	$1,543	$331,873
Commercial	170,675	2,525	-	-	2,525	1,065	174,265
Construction	21,853	-	-	-	-	344	22,197
Commercial and Industrial	72,053	7	-	-	7	4	72,064
Consumer	77,180	397	24	10	431	-	77,611
Other	7,636	-	-	-	-	-	7,636
Total	$677,711	$4,542	$58	$379	$4,979	$2,956	$685,646

	2013
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Real Estate:
Residential	$163,626	$173	$107	$-	$280	$339	$164,245
Commercial	91,686	592	390	-	982	2,665	95,333
Construction	10,002	-	-	-	-	365	10,367
Commercial and Industrial	41,711	8	-	-	8	-	41,719
Consumer	58,789	288	7	-	295	17	59,101
Other	8,381	-	-	-	-	-	8,381
Total	$374,195	$1,061	$504	$-	$1,565	$3,386	$379,146

Total unrecorded interest income related to nonaccrual loans was $95,000 and $64,000 for 2014 and 2013, respectively.

A summary of the loans considered impaired as of December 31, 2014, 2013 and 2012 are as follows:

	(Dollars in thousands)
	2014
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Real Estate:
Residential	$992	$-	$1,017	$1,012	$51
Commercial	6,580	519	6,640	7,653	293
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	686	254	686	745	34
Total Impaired Loans	$9,391	$873	$9,476	$10,776	$419

	2013
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Real Estate:
Residential	$65	$-	$86	$94	$5
Commercial	5,407	640	5,693	5,960	245
Construction	1,477	265	1,477	1,692	54
Commercial and Industrial	315	253	315	316	13
Total Impaired Loans	$7,264	$1,158	$7,571	$8,062	$317

	2012
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Real Estate:
Residential	$1,632	$6	$1,680	$1,708	$54
Commercial	3,343	871	3,610	3,904	185
Construction	365	166	365	365	-
Commercial and Industrial	430	85	1,981	456	12
Consumer	36	-	54	63	4
Total Impaired Loans	$5,806	$1,128	$7,690	$6,496	$255

As of December 31, 2014, of the $9.4 million of loans individually evaluated for impairment, no related allowance existed for $5.3 million of commercial real estate loans, $1.1 million of residential real estate loans and $368,000 of commercial and industrial loans. All other loans individually evaluated for impairment had a related allowance.

As of December 31, 2013, of the $7.3 million of loans individually evaluated for impairment, no related allowance existed for $2.2 million of commercial real estate loans and $700,000 of residential real estate. All other loans individually evaluated for impairment had a related allowance.

At December 31, 2012, of the $5.8 million of loans individually evaluated for impairment, no related allowance existed for $1.6 million of residential real estate loans, $1.0 million of commercial real estate loans, $400,000 of consumer loans and $200,000 of commercial and industrial loans. All other loans individually evaluated for impairment had a related allowance.

Loans classified as TDRs consisted of 13 loans totaling $4.0 million and two loans totaling $543,000 as of December 31, 2014 and 2013, respectively. The following table presents the volume and recorded investment at the time of modification of the TDRs by class and type of modification that occurred during the periods ended December 31, 2014 and 2013: Nine loans classified as TDRs totaling $3.2 million were acquired in the merger with First Federal Savings Bank and are reflected in the 2014 table below. In addition, two loans totaling $317,000 and one loan totaling $259,000 in 2014 and 2013, respectively, had both a temporary rate modification and extension of maturity and are reflected in both categories.

	(Dollars in thousands)
	2014
	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real Estate
Residential	-	$-	-	$-	3	$1,343
Commercial	2	317	5	1,507	3	629
Total	2	$317	5	$1,507	6	$1,972

	2013
	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real Estate
Commercial	1	$259	1	$259	-	$-
Total	1	$259	1	$259	-	$-

Loans acquired in connection to the merger with First Federal Savings Bank were recorded at their estimated fair value at the acquisition date and did not include a carryover of the allowance for loan losses because the determination of the fair value of acquired loans incorporated credit risk assumptions. The loans acquired with evidence of deterioration in credit quality since origination for which it was probable that all contractually required payments would not be collected were not significant to the consolidated financial statements of the Company.

The activity in the Allowance for Loan Loss summarized by primary segments and segregated into the amount required for loans Individually Evaluated for Impairment and the amount required for loans Collectively Evaluated for Potential Impairment as of December 31, 2014, 2013 and 2012:

	(Dollars in thousands)
	2014
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
Beginning Balance	$1,481	$1,703	$355	$1,013	$592	$238	$5,382
Charge-offs	(39)	-	(38)	-	(195)	-	(272)
Recoveries	2	-	-	5	78	-	85
Provision	1,246	(1,121)	(195)	(334)	540	(136)	-
Ending Balance	$2,690	$582	$122	$684	$1,015	$102	$5,195
Individually Evaluated for Impairment	$-	$519	$100	$254	$-	$-	$873
Collectively Evaluated for Potential Impairment	$2,690	$63	$22	$430	$1,015	$102	$4,322

	2013
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
Beginning Balance	$2,215	$2,051	$326	$1,043	$320	$(51)	$5,904
Charge-offs	(181)	(555)	-	(109)	(96)	-	(941)
Recoveries	86	69	-	68	96	-	319
Provision	(639)	138	29	11	272	289	100
Ending Balance	$1,481	$1,703	$355	$1,013	$592	$238	$5,382
Individually Evaluated for Impairment	$-	$640	$265	$253	$-	$-	$1,158
Collectively Evaluated for Potential Impairment	$1,481	$1,063	$90	$760	$592	$238	$4,224

	2012
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
Beginning Balance	$902	$3,271	$436	$983	$287	$-	$5,879
Charge-offs	(71)	(103)	-	(255)	(167)	-	(596)
Recoveries	49	-	-	49	73	-	171
Provision	1,335	(1,117)	(110)	266	127	(51)	450
Ending Balance	$2,215	$2,051	$326	$1,043	$320	$(51)	$5,904
Individually Evaluated for Impairment	$6	$871	$166	$85	$-	$-	$1,128
Collectively Evaluated for Potential Impairment	$2,209	$1,180	$160	$958	$320	$(51)	$4,776

Major classifications of loans summarized by Individually Evaluated for Impairment and Collectively Evaluated for Potential Impairment as of December 31, 2014 and 2013:

	(Dollars in thousands)
	2014
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Individually Evaluated for Impairment	$992	$6,580	$1,133	$686	$-	$-	$9,391
Collectively Evaluated for Potential Impairment	330,881	167,685	21,064	71,378	77,611	7,636	676,255
	$331,873	$174,265	$22,197	$72,064	$77,611	$7,636	$685,646

	2013
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Individually Evaluated for Impairment	$65	$5,407	$1,477	$315	$-	$-	$7,264
Collectively Evaluated for Potential Impairment	164,180	89,926	8,890	41,404	59,101	8,381	371,882
	$164,245	$95,333	$10,367	$41,719	$59,101	$8,381	$379,146

Certain directors, executive officers, and principal stockholders of the Company, including companies in which they are principal owners, are loan customers of the Company. Such loans are made in the normal course of business, and summarized as follows:

	(Dollars in thousands)
	2014	2013
Balance, January 1	$3,394	$3,511
Additions	4,077	142
Payments	(130)	(259)
Balance, December 31	$7,341	$3,394

NOTE 6—PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	(Dollars in thousands)
	2014	2013

Land	$1,678	$1,112
Building	10,996	4,177
Leasehold Improvements	1,701	1,625
Furniture, Fixtures, and Equipment	9,684	7,808
Property Held Under Capital Lease	299	299
	24,358	15,021
Less Accumulated Depreciation and Amortization	(13,765)	(10,409)
Total Premises and Equipment	$10,593	$4,612

Depreciation and amortization expense on premises and equipment was $509,000, $478,000, and $424,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 7—CORE DEPOSIT INTANGIBLE

A summary of core deposit intangible assets is as follows:

	(Dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2012	$2,193	$(2,140)	$53
Amortization Expense	-	(53)	(53)
Balance at December 31, 2013	2,193	(2,193)	-

Merger with FedFirst Financial Corporation	4,977	-	4,977
Amortization Expense	-	(89)	(89)
Balance at December 31, 2014	$4,977	$(89)	$4,888

Core deposit intangible asset related to the merger totaled $5.0 million with an estimated life of approximately 9 years. Amortization expense on the core deposit intangible is expected to be approximately $535,000 per year and will total approximately $2.7 million over the next five years.

NOTE 8—DEPOSITS

The following table shows the maturities of time deposits for the next five years and beyond as of December 31, 2014 (dollars in thousands):

2014
2015	$54,185
2016	43,679
2017	14,737
2018	15,460
2019	9,791
Beyond 2019	13,742
Total	$151,594

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $26.9 million and $15.8 million as of December 31, 2014 and 2013, respectively.

NOTE 9—FEDERAL FUNDS PURCHASED AND SHORT-TERM BORROWINGS

The components of federal funds purchased and short-term borrowings are summarized as follows:

	(Dollars in thousands)
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal Funds Purchased
Average Balance Outstanding During the Year	$375	0.46%	$672	0.47%
Maximum Amount Outstanding at any Month End	1,850		4,100

Short-term Borrowings
Balance at Year-End	25,800	0.32	-	-
Average Balance Outstanding During the Year	4,283	0.31	-	-
Maximum Amount Outstanding at any Month End	25,800		-

Securities Sold Under Agreements to Repurchase
Balance at Year-End	20,884	0.17	15,384	0.28
Average Balance Outstanding During the Year	17,525	0.26	21,035	0.27
Maximum Amount Outstanding at any Month End	25,893		25,683

Securities Collaterizing the Agreements at Year-End:
Carrying Value	23,244		25,399
Market Value	23,243		24,921

NOTE 10—OTHER BORROWED FUNDS

Other borrowed funds consist of fixed rate advances from the FHLB with contractual maturities as follows:

	(Dollars in thousands)
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$15,136	3.78%	$1,000	2.26%
Due After One Year to Two Years	-	-	3,000	3.60
Total	$15,136	3.78	$4,000	3.27

As of December 31, 2014, the Company maintains a credit arrangement with a maximum borrowing limit of approximately $277.9 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate line of credit in the amount of $20.0 million as of December 31, 2014 and 2013.

A Borrower-In-Custody of Collateral agreement was entered into with the Federal Reserve Bank for a $40.0 million line of credit. This credit agreement requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect loans. As of December 31, 2014, this facility had not been used.

NOTE 11—INCOME TAXES

The provision for income taxes is summarized as follows:

	(Dollars in thousands)
	2014	2013	2012
Current Payable	$391	$968	$1,021
Deferred	1,218	192	14
Total Provision	$1,609	$1,160	$1,035

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are as follows:

	(Dollars in thousands)
	2014	2013
Deferred Tax Assets:
Allowance for Loan Losses	$1,624	$1,548
Amortization of Core Deposit Intangible	55	95
Amortization of Intangibles	123	-
Tax Credit Carryforwards	290	-
Postretirement Benefits	62	-
Net Unrealized Loss on Securities	-	393
Discount Accretion	-	13
Passthrough Entities	4	3
Other	182	129
Gross Deferred Tax Assets	2,340	2,181

Deferred Tax Liabilities:
Deferred Origination Fees and Costs	411	164
Depreciation	522	604
Net Unrealized Gain on Securities	291	-
Mortgage Servicing Rights	172	157
Purchase Accounting Adjustments	1,552	-
Goodwill	508	473
Other	3	-
Gross Deferred Tax Liabilities	3,459	1,398
Net Deferred Tax (Liabilities) Assets	$(1,119)	$783

The tax credit carryforwards expiring in 2025 are available to offset future taxes payable. No valuation allowance was established against the deferred tax assets in view of the Company’s ability to carryback taxes paid in previous years and certain tax strategies and anticipated future taxable income as evidenced by the Company’s earnings potential at December 31, 2014, 2013 and 2012.

A reconciliation of the federal income tax expense at statutory income tax rates and the actual income tax expense on income before taxes is shown below:

	(Dollars in thousands)
	2014		2013		2012
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income

Provision at Statutory Rate	$2,006	34.0%	$1,841	34.0%	$1,786	34.0%
State Taxes (Net of Federal Benefit)	4	0.1	-	-	-	-
Effect of Tax-Free Income	(475)	(8.0)	(527)	(9.7)	(658)	(12.5)
BOLI Income	(90)	(1.5)	(80)	(1.5)	(88)	(1.7)
Merger Expenses	460	7.8	-	-	-	-
Other	(296)	(5.1)	(74)	(1.4)	(5)	(0.1)
Actual Tax Expense and Effective Rate	$1,609	27.3%	$1,160	21.4%	$1,035	19.7%

Deferred taxes at December 31, 2014 and 2013 are included in other assets in the accompanying Consolidated Statement of Financial Condition.

The Company’s federal and Pennsylvania income tax returns are no longer subject to examination by federal or Commonwealth of Pennsylvania taxing authorities for years before 2011. As of December 31, 2014 and 2013, there were no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. There were no interest or penalties accrued at December 31, 2014 and 2013.

NOTE 12—EMPLOYEE BENEFITS

SAVINGS AND PROFIT SHARING PLAN

The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4 percent of an employee’s contribution at the rate of $0.25 on the dollar. All employees who work over 1,000 hours per year are eligible to participate in the plan. The Company made contributions of $61,000, $41,000, and $40,000 in 2014, 2013 and 2012, respectively, to this plan. The 401(k) Plan includes a “safe harbor” provision and a discretionary retirement contribution. The Company made contributions of $476,000, $411,000 and $420,000 for the “safe harbor” provision in 2014, 2013 and 2012, respectively.

STOCK OPTION PLAN

The Company maintained an Incentive Stock Option Plan for executive management, a Supplemental Stock Option Plan for all full-time employees, and a Directors’ Stock Option Plan for all outside directors. All three plans provided for the granting of options at the discretion of the Board of Directors, and all options typically vested over five years at a rate of 20% per year and had expiration terms of ten years subject to certain extensions and early terminations. Under the Incentive Stock Option Plan, the first option grants were awarded on May 17, 2000.  First option grants under the Supplemental Stock Option Plan and the Directors’ Stock Option Plan were awarded on May 16, 2001. The per share exercise price of an option granted cannot be less than the fair value of a share of common stock at the time the option is granted. The Company has a policy of issuing new shares to satisfy share option exercises.  All stock option plans have expired. No compensation expense was recognized on stock options for the periods ended December 31, 2014, 2013 and 2012, In addition, no tax benefits were realized for the tax deductions from non-qualifying stock options exercised for the periods ended December 31, 2014, 2013 and 2012.

The following table presents shares data related to the stock plans:

	2014	Weighted Average Exercise Price	2013	Weighted Average Exercise Price	2012	Weighted Average Exercise Price

Outstanding, January 1	14,515	$14.25	38,320	$14.48	65,235	$14.36
Exercised	(14,515)	14.25	(23,405)	14.62	(26,915)	14.19
Forfeited	-	-	(400)	14.50	-	-
Outstanding, December 31	-	-	14,515	14.25	38,320	14.48

Exercisable, December 31	-	-	14,515	14.25	38,320	14.48

At December 31, 2014, there were no unexercised stock options.  At December 31, 2014 and 2013, the Company did not have any unvested stock options outstanding.

NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES

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

The unused and available credit balances of financial instruments whose contracts represent credit risk at December 31, 2014 and 2013 are as follows:

	(Dollars in thousands)
	2014	2013
Standby Letters of Credit	$18,260	$693
Performance Letters of Credit	2,986	1,534
Construction Mortgages	12,241	9,939
Personal Lines of Credit	5,675	5,502
Overdraft Protection Lines	6,505	6,552
Home Equity Lines of Credit	13,253	8,155
Commercial Lines of Credit	54,301	42,393
	$113,221	$74,768

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

NOTE 14—REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital ratios are presented in the following table, which shows that it met all regulatory capital requirements at December 31, 2014 and 2013. The Company’s capital ratios are comparable to those shown for the Bank.

	(Dollars in thousands)
	2014		2013
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Actual	$74,484	12.50%	$46,578	12.98%
For Capital Adequacy Purposes	47,680	8.00	28,709	8.00
To Be Well Capitalized	59,600	10.00	35,885	10.00

Tier I Capital (to Risk-Weighted Assets)
Actual	69,340	11.63	42,081	11.73
For Capital Adequacy Purposes	23,840	4.00	14,354	4.00
To Be Well Capitalized	35,760	6.00	21,531	6.00

Tier I Capital (to Average Assets)
Actual	69,340	9.33	42,081	7.70
For Capital Adequacy Purposes	29,719	4.00	21,863	4.00
To Be Well Capitalized	37,149	5.00	27,329	5.00

Basel is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments. On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to institutions under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.

The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures). The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

NOTE 15—OPERATING LEASES

The Company leases several offices or the ground on which they are located under operating leases expiring by 2034.

Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 2014 are as follows (dollars in thousands):

2014
2015	$448
2016	449
2017	369
2018	290
2019	140
2020 & thereafter	662
$2,358

Rental expense recorded was $483,000, $467,000 and $368,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 16—FAIR VALUE DISCLOSURE

FASB ASC 820 “Fair Value Measurement” defines fair value and provides the framework for measuring fair value and required disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the market date. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in valuation methods to determine fair value.

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

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of December 31, 2014 and 2013, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level II of the fair value hierarchy. Fair values for Level II securities were primarily determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

		(Dollars in thousands)
	Valuation	December 31,
	Technique	2014	2013
Available for Sales Securities:
U.S. Government Agencies	Level II	$57,651	$76,294
Equity Securities - Mutual Funds	Level I	514	535
Equity Securities - Other	Level I	630	553
Obligations of States and Political Subdivisions	Level II	42,381	50,502
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	4,273	5,926
Total Available for Sale Securities		$105,449	$133,810

The following table presents the financial assets measured at fair value on a nonrecurring basis on the Consolidated Statement of Financial Condition as of the dates indicated by level within the fair value hierarchy. The table also presents the significant unobservable inputs used in the fair value measurements. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		(Dollars in thousands)				Significant
	Valuation	Fair Value at December 31,		Valuation	Significant	Unobservable
Financial Asset	Technique	2014	2013	Techniques	Unobservable Inputs	Input Value
Impaired Loans	Level III	$ 1,959	$ 3,833	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	77	229	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1)	Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At December 31, 2014 and 2013, the fair value of impaired loans consists of the loan balance of $9.4 million and $7.3 million less their specific valuation allowances of $873,000 and $1.2 million, respectively.

Financial instruments are defined as cash, evidence of an ownership in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses and other factors, as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated fair values are based may have significant impact on the resulting estimated fair values.

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

Commitments to Extend Credit

These financial instruments are generally not subject to sale and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 13.

The estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013 are as follows:

		(Dollars in thousands)
		2014		2013
	Valuation Method Used	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$5,933	$5,933	$9,333	$9,333
Non-Interest Bearing	Level I	5,818	5,818	7,084	7,084
Investment Securities:
Available for Sale	See Above	105,449	105,449	133,810	133,810
Held to Maturity	Level II	504	504	1,006	1,009
Loans, Net	Level III	680,451	695,844	373,764	384,664
Restricted Stock	Level II	3,390	3,390	1,770	1,770
Bank-Owned Life Insurance	Level II	17,735	17,735	8,702	8,702
Accrued Interest Receivable	Level I	2,543	2,543	1,866	1,866

Financial Liabilities:
Deposits	Level III	697,494	698,418	480,335	482,704
Short-term Borrowings	Level I	46,684	46,684	15,384	15,384
Other Borrowed Funds	Level III	15,136	15,305	4,000	4,148
Accrued Interest Payable	Level I	348	348	267	267

Off-Balance Sheet Instruments:
Commitments to Extend Credit	Level III	-	-	-	-

NOTE 17—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to CB Financial Services, Inc. is as follows:

Statement of Financial Condition

	(Dollars in thousands)
	December 31,
	2014	2013
ASSETS
Cash and Due From Banks	$125	$973
Investment Securities, Available-for-Sale	630	553
Investment in Community Bank	80,388	43,494
Other Assets	781	-
TOTAL ASSETS	$81,924	$45,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities	$12	$15
Stockholders Equity	81,912	45,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,924	$45,020

Statement of Income

	(Dollars in thousands)
	Years Ended December 31,
	2014	2013	2012

Interest and Dividend Income	$28	$19	$-
Dividend from bank subsidiary	4,607	2,071	2,053
Noninterest Income	35	-	-
Noninterest Expense	1,972	3	-
Income Before Undistributed Net Income of Subsidiary and Income Taxes	2,698	2,087	2,053
Undistributed Net Income of Subsidiary	1,399	2,169	2,164
Income Before Income Taxes	4,097	4,256	4,217
Income Taxes	(195)	-	-
NET INCOME	$4,292	$4,256	$4,217

Statement of Cash Flows

	(Dollars in thousands)
	Years Ended December 31,
	2014	2013	2012

OPERATING ACTIVITIES
Net Income	$4,292	$4,256	$4,217
Αdjustmеnts to Rеconcilе Net Income to Net Cash (Used In) Provided By Operating Activities:
Undistributed Net Income of Subsidiary	(1,399)	(2,169)	(2,164)
Gain on Sales of Investment Securities	(35)	-	-
Other, net	(34,965)	4	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(32,107)	2,091	2,053

INVESTING ACTIVITIES
Purchases of Securities	(110)	(513)	-
Proceeds from Sales of Securities	82	-	-
NET CASH USED IN INVESTING ACTIVITIES	(28)	(513)	-

FINANCING ACTIVITIES
Cash Dividends Paid	(2,333)	(2,072)	(2,053)
Treasury Stock, Purchases at Cost	(2,896)	-	-
Issuance of Common Stock	36,310	-	-
Exercise of Stock Options	206	343	381
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	31,287	(1,729)	(1,672)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(848)	(151)	381
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	973	1,124	743
CASH AND CASH EQUIVALENTS AT END OF YEAR	$125	$973	$1,124

NOTE 18—QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands, except per share date). Quarterly earnings per share data may vary from annual earnings per share due to rounding.

	Three Months Ended
2014	March 31	June 30	September 30	December 31
Interest Income	$4,578	$4,625	$4,613	$7,025
Interest Expense	470	443	427	620
Net Interest Income	4,108	4,182	4,186	6,405
Provision for Loan Losses	-	-	-	-
Net Interest Income after Provision for Loan Losses	4,108	4,182	4,186	6,405
Non Interest Income	724	774	855	1,465
Non Interest Expense	3,457	4,047	4,034	5,260
Income before Income Tax Expense	1,375	909	1,007	2,610
Income Tax Expense	296	170	268	875
Net Income	$1,079	$739	$739	$1,735

Earnings Per Share - Basic	$0.46	$0.31	$0.32	$0.50
Earnings Per Share - Diluted	0.46	0.31	0.32	0.50
Dividends Per Share	0.21	0.21	0.21	0.21

	Three Months Ended
2013	March 31	June 30	September 30	December 31
Interest Income	$4,346	$4,355	$4,570	$4,634
Interest Expense	604	566	548	518
Net Interest Income	3,742	3,789	4,022	4,116
Provision for Loan Losses	100	-	-	-
Net Interest Income after Provision for Loan Losses	3,642	3,789	4,022	4,116
Non Interest Income	735	857	728	885
Non Interest Expense	3,329	3,326	3,287	3,416
Income before Income Tax Expense	1,048	1,320	1,463	1,585
Income Tax Expense	188	280	324	368
Net Income	$860	$1,040	$1,139	$1,217

Earnings Per Share - Basic	$0.35	$0.42	$0.46	$0.49
Earnings Per Share - Diluted	0.35	0.42	0.46	0.49
Dividends Per Share	0.21	0.21	0.21	0.21