Form 10-Q
period 2015-03-31
CB Financial Services, Inc.
filed 2015-05-15
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 15, 2015, the number of shares outstanding of the Registrant’s Common Stock was 4,071,462.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
(Dollars in thousands, except share data)	March 31, 2015	December 31, 2014

ASSETS
Cash and Due From Banks:
Interest Bearing	$6,722	$5,933
Non-Interest Bearing	9,180	5,818
Total Cash and Due From Banks	15,902	11,751

Investment Securities:
Available-for-Sale	101,217	105,449
Held-to-Maturity	502	504
Loans Held For Sale	26,149	-
Loans, Net	659,557	680,451
Premises and Equipment, Net	10,537	10,593
Bank-Owned Life Insurance	17,853	17,735
Goodwill	5,632	5,632
Core Deposit Intangible	4,754	4,888
Accrued Interest and Other Assets	9,354	9,311
TOTAL ASSETS	$851,457	$846,314

LIABILITIES
Deposits:
Demand Deposits	$164,959	$163,488
NOW Accounts	94,954	98,919
Money Market Accounts	163,020	160,747
Savings Accounts	123,683	118,332
Time Deposits	149,171	151,594
Brokered Deposits	13,651	4,414
Total Deposits	709,438	697,494

Short-Term Borrowings	24,013	46,684
Other Borrowed Funds	29,080	15,136
Accrued Interest and Other Liabilities	5,243	5,088
TOTAL LIABILITIES	767,774	764,402

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,071,462 Shares Outstanding at March 31, 2015 and December 31, 2014, Respectively	1,818	1,818
Capital Surplus	41,762	41,762
Retained Earnings	44,206	42,766
Treasury Stock, at Cost (291,884 Shares at March 31, 2015 and December 31, 2014, Respectively)	(4,999)	(4,999)
Accumulated Other Comprehensive Income	896	565
TOTAL STOCKHOLDERS' EQUITY	83,683	81,912
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$851,457	$846,314

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$7,481	$3,968
Federal Funds Sold	1	3
Investment Securities:
Taxable	242	232
Exempt From Federal Income Tax	296	355
Other Interest and Dividend Income	155	20
TOTAL INTEREST AND DIVIDEND INCOME	8,175	4,578

INTEREST EXPENSE
Deposits	598	429
Federal Funds Purchased	1	1
Short-Term Borrowings	30	9
Other Borrowed Funds	90	31
TOTAL INTEREST EXPENSE	719	470

NET INTEREST INCOME	7,456	4,108
Provision For Loan Losses	300	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,156	4,108

NONINTEREST INCOME
Service Fees on Deposit Accounts	577	455
Insurance Commissions	931	3
Other Commissions	121	87
Net Gains on Sale of Loans	71	86
Income from Bank-Owned Life Insurance	118	58
Other	8	35
TOTAL NONINTEREST INCOME	1,826	724

NONINTEREST EXPENSE
Salaries and Employee Benefits	3,148	1,874
Occupancy	471	319
Equipment	405	272
FDIC Assessment	138	96
PA Shares Tax	183	97
Contracted Services	137	96
Legal Fees	131	159
Advertising	225	89
Bankcard Processing Expense	111	62
Other Real Estate Owned Expense	20	-
Amortization of Core Deposit Intangible	134	-
Other	644	393
TOTAL NONINTEREST EXPENSE	5,747	3,457

Income Before Income Taxes	3,235	1,375
Income Taxes	940	296
NET INCOME	$2,295	$1,079

EARNINGS PER SHARE
Basic	$0.56	$0.46
Diluted	0.56	0.46

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,071,462	2,344,477
Diluted	4,071,462	2,354,977

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014

Net Income	$2,295	$1,079

Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities Net of Income Tax of $170 and $395 for the Three Months Ended March 31, 2015 and 2014, Respectively	331	767
Other Comprehensive Income, Net of Income Tax	331	767
Total Comprehensive Income	$2,626	$1,846

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity

December 31, 2013	2,626,864	$1,095	$5,969	$40,807	$(2,103)	$(763)	$45,005
Comprehensive income:
Net income	-	-	-	1,079	-	-	1,079
Other comprehensive income	-	-	-	-	-	767	767
Exercise of stock options	4,015	1	55	-	-	-	56
Purchase of common stock, at cost (133,000 shares)	-	-	-	-	(2,896)	-	(2,896)
Dividends paid ($0.21 per share)	-	-	-	(491)	-	-	(491)
March 31, 2014	2,630,879	$1,096	$6,024	$41,395	$(4,999)	$4	$43,520

(Dollars in thousands, except share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity

December 31, 2014	4,363,346	$1,818	$41,762	$42,766	$(4,999)	$565	$81,912
Comprehensive income:
Net income	-	-	-	2,295	-	-	2,295
Other comprehensive income	-	-	-	-	-	331	331
Dividends paid ($0.21 per share)	-	-	-	(855)	-	-	(855)
March 31, 2015	4,363,346	$1,818	$41,762	$44,206	$(4,999)	$896	$83,683

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014

OPERATING ACTIVITIES
Net Income	$2,295	$1,079
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	184	377
Depreciation and Amortization	622	118
Provision for Loan Losses	300	-
Income from Bank-Owned Life Insurance	(118)	(58)
Proceeds From Mortgage Loans Sold	2,738	4,628
Originations of Mortgage Loans for Sale	(2,667)	(4,542)
Gains on Sale of Loans	(71)	(86)
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(7)	-
Decrease (Increase) in Accrued Interest Receivable	173	(11)
Decrease in Taxes Payable	(553)	(77)
Increase in Accrued Interest Payable	46	-
Other, Net	108	(733)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,050	695

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	10,803	18,013
Purchases of Securities	(6,252)	(4,309)
Investment Securities Held-to-Maturity:
Proceeds From Principal Repayments and Maturities	-	495
Net Increase in Loans	(6,092)	(6,214)
Purchase of Premises and Equipment	(173)	(131)
Proceeds From Sale of Other Real Estate Owned and Repossessed Assets	15	59
Decrease (Increase) in Restricted Equity Securities	438	(130)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,261)	7,783

FINANCING ACTIVITIES
Net Increase in Deposits	11,944	8,448
Net Decrease in Short-Term Borrowings	(22,671)	(1,834)
Principal Payments on Other Borrowed Funds	(1,056)	(1,000)
Proceeds from Other Borrowed Funds	15,000	-
Cash Dividends Paid	(855)	(491)
Treasury Stock, Purchases at Cost	-	(2,896)
Exercise of Stock Options	-	56
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,362	2,283

INCREASE IN CASH AND CASH EQUIVALENTS	4,151	10,761
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	11,751	16,417
CASH AND DUE FROM BANKS AT END OF PERIOD	$15,902	$27,178

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $601 and $427 respectively)	674	470
Income taxes	31	-

Transfer of loans to loans held for sale	26,149	-
Real estate acquired in settlement of loans	307	-

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc. (“CB Financial”) and its wholly owned subsidiary, Community Bank, (the “Bank”), and the Bank’s wholly-owned subsidiary, Exchange Underwriters, Inc. (“Exchange Underwriters”). CB Financial and the Bank are collectively referred to as the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, evaluation of securities for other-than-temporary impairment including related cash flow projections, goodwill impairment, and the valuation of deferred tax assets.

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All of these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Interim results are not necessarily indicative of results for a full year.

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

Loans Held For Sale

Loans held for sale consist primarily of residential real estate loans intended for sale and are carried at the lower of cost or estimated fair market value using the aggregate method. These loans are generally sold with servicing rights released. Gains and losses recognized on loan sales are recorded in noninterest income and are based upon the cash proceeds received and the cost of the related loans sold.

Acquired Loans

Loans that were acquired in the merger with FedFirst Financial Corporation were recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the acquired loans was estimated by management with the assistance of a third party valuation specialist.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Reclassifications

Certain comparative amounts for the prior year have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income or stockholders’ equity.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. In April 2015, the FASB tentatively decided to defer for one year the effective date of this ASU to December 15, 2017 and also tentatively decided to allow entities to early adopt the standard. The Company is evaluating the provisions of ASU 2014-09, but does not believe that its adoption will have a material impact on the Company’s financial condition and results of operations.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the requirement in ASC Subtopic 225-20 to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent. ASU 2015-01 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted from the beginning of the fiscal year of adoption. The Company is evaluating the provisions of ASU 2015-01, but does not believe that its adoption will have a material impact on the Company’s financial condition and results of operations.

Note 2.  Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Operations is used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended March 31,
	2015	2014
Weighted-Average Common Shares Outstanding	4,363,346	2,633,405
Average Treasury Stock Shares	(291,884)	(288,928)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,071,462	2,344,477
Additional Common Stock Equivalents (Stock Options) Used to Calculate Diluted Earnings Per Share	-	10,500
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,071,462	2,354,977

Earnings per share:
Basic	$0.56	$0.46
Diluted	0.56	0.46

Note 3.  Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands) March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$52,814	$293	$(14)	$53,093
Obligations of States and Political Subdivisions	41,934	1,016	(76)	42,874
Mortgage-Backed Securities - Government-Sponsored Enterprises	4,031	70	-	4,101
Equity Securities - Mutual Funds	500	19	-	519
Equity Securities - Other	581	53	(4)	630
Total	$99,860	$1,451	$(94)	$101,217

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$57,669	$139	$(157)	$57,651
Obligations of States and Political Subdivisions	41,611	886	(116)	42,381
Mortgage-Backed Securities - Government-Sponsored Enterprises	4,240	33	-	4,273
Equity Securities - Mutual Funds	500	14	-	514
Equity Securities - Other	573	58	(1)	630
Total	$104,593	$1,130	$(274)	$105,449

The following table presents the amortized cost and fair value of investment securities held-to-maturity at the dates indicated:

	(Dollars in thousands) March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$502	$-	$-	$502

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$504	$-	$-	$504

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands) March 31, 2015
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	2	$5,484	$(14)	-	$-	$-	2	$5,484	$(14)
Obligations of States and Political Subdivisions	8	4,219	(27)	13	7,347	(49)	21	11,566	(76)
Equity Securities - Other	1	133	(4)	-	-	-	1	133	(4)
Total	11	$9,836	$(45)	13	$7,347	$(49)	24	$17,183	$(94)

	December 31, 2014
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	10	$26,101	$(144)	1	$2,987	$(13)	11	$29,088	$(157)
Obligations of States and Political Subdivisions	5	2,123	(9)	22	13,590	(107)	27	15,713	(116)
Equity Securities - Other	1	48	(1)	-	-	-	1	48	(1)
Total	16	$28,272	$(154)	23	$16,577	$(120)	39	$44,849	$(274)

For debt securities, the Company does not believe any individual unrealized loss as of March 31, 2015 and December 31, 2014 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at March 31, 2015 and December 31, 2014 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities available-for-sale and held-to-maturity as of the dates indicated:

	(Dollars in thousands) March 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$3,212	$3,238	$502	$502
Due after One Year through Five Years	32,974	33,128	-	-
Due after Five Years through Ten Years	48,293	49,002	-	-
Due after Ten Years	15,381	15,849	-	-
Total	$99,860	$101,217	$502	$502

Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date, but have been included in the Due After Ten Years category.

Note 4. Loans and Related Allowance for Loan Loss

The Company’s loan portfolio is made up of four segments: real estate loans, commercial and industrial loans, consumer loans and other loans. These segments are further segregated between loans accounted for under the amortized cost method (“Originated Loans”) and acquired loans that were originally recorded at fair value with no carryover of the related pre-merger allowance for loan losses (“Loans Acquired at Fair Value”). The following table presents the major classifications of loans as of the dates indicated.

	(Dollars in thousands)
	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Originated Loans
Real estate:
Residential	$170,461	40.2%	$169,485	41.3%
Commercial	100,940	23.8	97,228	23.8
Construction	11,241	2.7	10,039	2.5
Commercial and Industrial	50,412	11.9	48,701	11.9
Consumer	82,790	19.6	76,242	18.6
Other	7,470	1.8	7,636	1.9
Total Originated Loans	423,314	100.0%	409,331	100.0%
Allowance for Loan Losses	(5,478)		(5,195)
Loans, Net	$417,836		$404,136

Loans Acquired at Fair Value
Real estate:
Residential	$138,106	57.1%	$162,388	58.7%
Commercial	70,622	29.2	77,037	27.9
Construction	10,544	4.4	12,158	4.4
Commercial and Industrial	21,777	9.0	23,363	8.5
Consumer	672	0.3	1,369	0.5
Total Loans Acquired at Fair Value	241,721	100.0%	276,315	100.0%

Total Loans
Real estate:
Residential	$308,567	46.3%	$331,873	48.5%
Commercial	171,562	25.8	174,265	25.4
Construction	21,785	3.3	22,197	3.2
Commercial and Industrial	72,189	10.9	72,064	10.5
Consumer	83,462	12.6	77,611	11.3
Other	7,470	1.1	7,636	1.1
Total Loans	665,035	100.0%	685,646	100.0%
Allowance for Loan Losses	(5,478)		(5,195)
Loans, Net	$659,557		$680,451

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $63.0 million and $62.3 million at March 31, 2015 and December 31, 2014, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated.

	(Dollars in thousands)
	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$169,555	$620	$279	$7	$170,461
Commercial	83,257	12,618	4,408	657	100,940
Construction	10,134	-	775	332	11,241
Commercial and Industrial	46,536	2,528	1,050	298	50,412
Consumer	82,766	-	24	-	82,790
Other	7,470	-	-	-	7,470
Total Originated Loans	$399,718	$15,766	$6,536	$1,294	$423,314

Loans Acquired at Fair Value
Real Estate:
Residential	$135,771	$-	$2,335	$-	$138,106
Commercial	66,180	2,399	2,043	-	70,622
Construction	10,544	-	-	-	10,544
Commercial and Industrial	20,494	1,283	-	-	21,777
Consumer	672	-	-	-	672
Total Loans Acquired at Fair Value	$233,661	$3,682	$4,378	$-	$241,721

Total Loans
Real Estate:
Residential	$305,326	$620	$2,614	$7	$308,567
Commercial	149,437	15,017	6,451	657	171,562
Construction	20,678	-	775	332	21,785
Commercial and Industrial	67,030	3,811	1,050	298	72,189
Consumer	83,438	-	24	-	83,462
Other	7,470	-	-	-	7,470
Total Loans	$633,379	$19,448	$10,914	$1,294	$665,035

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$168,957	$194	$315	$19	$169,485
Commercial	81,772	10,944	3,820	692	97,228
Construction	8,805	101	789	344	10,039
Commercial and Industrial	45,258	2,758	383	302	48,701
Consumer	76,238	-	4	-	76,242
Other	7,636	-	-	-	7,636
Total Originated Loans	$388,666	$13,997	$5,311	$1,357	$409,331

Loans Acquired at Fair Value
Real Estate:
Residential	$160,460	$-	$1,928	$-	$162,388
Commercial	72,453	2,429	2,155	-	77,037
Construction	12,158	-	-	-	12,158
Commercial and Industrial	21,913	1,450	-	-	23,363
Consumer	1,369	-	-	-	1,369
Total Loans Acquired at Fair Value	$268,353	$3,879	$4,083	$-	$276,315

Total Loans
Real Estate:
Residential	$329,417	$194	$2,243	$19	$331,873
Commercial	154,225	13,373	5,975	692	174,265
Construction	20,963	101	789	344	22,197
Commercial and Industrial	67,171	4,208	383	302	72,064
Consumer	77,607	-	4	-	77,611
Other	7,636	-	-	-	7,636
Total Loans	$657,019	$17,876	$9,394	$1,357	$685,646

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands)
	March 31, 2015
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$169,874	$308	$-	$-	$308	$279	$170,461
Commercial	98,211	2,222	-	-	2,222	507	100,940
Construction	10,909	-	-	-	-	332	11,241
Commercial and Industrial	50,257	155	-	-	155	-	50,412
Consumer	82,361	344	56	5	405	24	82,790
Other	7,470	-	-	-	-	-	7,470
Total Originated Loans	$419,082	$3,029	$56	$5	$3,090	$1,142	$423,314

Loans Acquired at Fair Value
Real Estate:
Residential	$135,031	$1,682	$-	$-	$1,682	$1,393	$138,106
Commercial	70,044	124	-	-	124	454	70,622
Construction	10,544	-	-	-	-	-	10,544
Commercial and Industrial	21,755	22	-	-	22	-	21,777
Consumer	600	72	-	-	72	-	672
Total Loans Acquired at Fair Value	$237,974	$1,900	$-	$-	$1,900	$1,847	$241,721

Total Loans
Real Estate:
Residential	$304,905	$1,990	$-	$-	$1,990	$1,672	$308,567
Commercial	168,255	2,346	-	-	2,346	961	171,562
Construction	21,453	-	-	-	-	332	21,785
Commercial and Industrial	72,012	177	-	-	177	-	72,189
Consumer	82,961	416	56	5	477	24	83,462
Other	7,470	-	-	-	-	-	7,470
Total Loans	$657,056	$4,929	$56	$5	$4,990	$2,989	$665,035

	December 31, 2014
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$168,911	$249	$16	$-	$265	$309	$169,485
Commercial	94,250	2,397	-	-	2,397	581	97,228
Construction	9,695	-	-	-	-	344	10,039
Commercial and Industrial	48,697	-	-	-	-	4	48,701
Consumer	75,839	369	24	10	403	-	76,242
Other	7,636	-	-	-	-	-	7,636
Total Originated Loans	$405,028	$3,015	$40	$10	$3,065	$1,238	$409,331

Loans Acquired at Fair Value
Real Estate:
Residential	$159,403	$1,364	$18	$369	$1,751	$1,234	$162,388
Commercial	76,425	128	-	-	128	484	77,037
Construction	12,158	-	-	-	-	-	12,158
Commercial and Industrial	23,356	7	-	-	7	-	23,363
Consumer	1,341	28	-	-	28	-	1,369
Total Loans Acquired at Fair Value	$272,683	$1,527	$18	$369	$1,914	$1,718	$276,315

Total Loans
Real Estate:
Residential	$328,314	$1,613	$34	$369	$2,016	$1,543	$331,873
Commercial	170,675	2,525	-	-	2,525	1,065	174,265
Construction	21,853	-	-	-	-	344	22,197
Commercial and Industrial	72,053	7	-	-	7	4	72,064
Consumer	77,180	397	24	10	431	-	77,611
Other	7,636	-	-	-	-	-	7,636
Total Loans	$677,711	$4,542	$58	$379	$4,979	$2,956	$685,646

The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. Included in nonperforming loans and assets are troubled debt restructurings (“TDRs”), which are loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties. Nonaccrual TDRs are included in their specific loan category in the nonaccrual loans section.

	(Dollars in Thousands)
	March 31, 2015	December 31, 2014
Nonaccrual loans:
Real estate:
Residential	$1,672	$1,543
Commercial	961	1,065
Construction	332	344
Commercial and Industrial	-	4
Consumer	24	-
Total non-accrual loans	2,989	2,956

Accruing loans past due 90 days or more:
Real estate:
Residential	-	369
Consumer	5	10
Total accruing loans 90 days or more past due	5	379
Total nonaccrual loans and accruing loans 90 days or more past due	2,994	3,335

Troubled debt restructurings, accruing
Originated loans:
Real Estate - Commercial	429	246
Commercial and Industrial	306	310
Total originated loans	735	556
Loans acquired at fair value:
Real Estate - Residential	1,325	1,337
Real Estate - Commercial	1,758	1,800
Total loans acquired at fair value	3,083	3,137
Total troubled debt restructurings, accruing	3,818	3,693

Total nonperforming loans	6,812	7,028

Real estate owned:
Residential	403	104
Other	174	174
Total real estate owned	577	278

Total nonperforming assets	$7,389	$7,306

Nonperforming loans to total loans	1.02%	1.03%
Nonperforming assets to total assets	0.87	0.86

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $3.5 million and $2.7 million at March 31, 2015 and December 31, 2014, respectively.

Loans classified as TDRs consisted of 12 loans totaling $4.1 million and 13 loans totaling $4.0 million at March 31, 2015 and December 31, 2014, respectively. Originated loans classified as TDRs consisted of 4 loans totaling $1.0 million and $830,000, respectively at March 31, 2015 and December 31, 2014. Loans acquired at fair value as TDRs consisted of 8 loans and 9 loans, respectively, totaling $3.1 million at March 31, 2015 and December 31, 2014. During the three months ended March 31, 2015, one commercial TDR acquired at fair value paid off and one commercial loan previously identified as an originated TDR was refinanced in a new TDR transaction. No TDRs have subsequently defaulted during the three months ended March 31, 2015 and 2014, respectively. The following table presents the volume and recorded investment at the time of modification of the TDRs by class and type of modification that occurred during the periods indicated.

	(Dollars in thousands)
	Three Months Ended March 31, 2015
	Modification of Payment and Other Terms
	Number of Contracts	Recorded Investment
Originated Loans
Real Estate
Commercial	1	$430
Total	1	$430

	Three Months Ended March 31, 2014
	Temporary Rate Modification		Extension of Maturity
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Originated Loans
Real Estate
Commercial	1	$282	1	$254
Total	1	$282	1	$254

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	March 31, 2015
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$13	$-	$25	$31	$1
Commercial	4,046	-	4,046	4,086	42
Construction	774	-	774	782	8
Commercial and Industrial	602	-	602	578	6
Total With No Related Allowance Recorded	$5,435	$-	$5,447	$5,477	$57

Loans Acquired at Fair Value
Real Estate:
Residential	$942	$-	$942	$944	$12
Commercial	1,685	-	1,724	1,729	20
Total With No Related Allowance Recorded	$2,627	$-	$2,666	$2,673	$32

Total Loans
Real Estate:
Residential	$955	$-	$967	$975	$13
Commercial	5,731	-	5,770	5,815	62
Construction	774	-	774	782	8
Commercial and Industrial	602	-	602	578	6
Total With No Related Allowance Recorded	$8,062	$-	$8,113	$8,150	$89

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,377	$456	$1,387	$1,391	$12
Construction	332	28	332	339	-
Commercial and Industrial	747	481	747	749	10
Total With A Related Allowance Recorded	$2,456	$965	$2,466	$2,479	$22

Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$13	$-	$25	$31	$1
Commercial	5,423	456	5,433	5,477	54
Construction	1,106	28	1,106	1,121	8
Commercial and Industrial	1,349	481	1,349	1,327	16
Total Impaired Loans	$7,891	$965	$7,913	$7,956	$79

Loans Acquired at Fair Value
Real Estate:
Residential	$942	$-	$942	$944	$12
Commercial	1,685	-	1,724	1,729	20
Total Impaired Loans	$2,627	$-	$2,666	$2,673	$32

Total Loans
Real Estate:
Residential	$955	$-	$967	$975	$13
Commercial	7,108	456	7,157	7,206	74
Construction	1,106	28	1,106	1,121	8
Commercial and Industrial	1,349	481	1,349	1,327	16
Total Impaired Loans	$10,518	$965	$10,579	$10,629	$111

	December 31, 2014
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$45	$-	$70	$55	$-
Commercial	3,352	-	3,366	4,300	149
Commercial and Industrial	369	-	369	426	17
Total With No Related Allowance Recorded	$3,766	$-	$3,805	$4,781	$166

Loans Acquired at Fair Value
Real Estate:
Residential	$947	$-	$947	$957	$51
Commercial	1,846	-	1,885	1,926	93
Total With No Related Allowance Recorded	$2,793	$-	$2,832	$2,883	$144

Total Loans
Real Estate:
Residential	$992	$-	$1,017	$1,012	$51
Commercial	5,198	-	5,251	6,226	242
Commercial and Industrial	369	-	369	426	17
Total With No Related Allowance Recorded	$6,559	$-	$6,637	$7,664	$310

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,382	$519	$1,389	$1,427	$51
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	317	254	317	319	17
Total With A Related Allowance Recorded	$2,832	$873	$2,839	$3,112	$109

Total Loans
Originated Loans
Real Estate:
Residential	$45	$-	$70	$55	$-
Commercial	4,734	519	4,755	5,727	200
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	686	254	686	745	34
Total Impaired Loans	$6,598	$873	$6,644	$7,893	$275

Loans Acquired at Fair Value
Real Estate:
Residential	$947	$-	$947	$957	$51
Commercial	1,846	-	1,885	1,926	93
Total Impaired Loans	$2,793	$-	$2,832	$2,883	$144

Total Loans
Real Estate:
Residential	$992	$-	$1,017	$1,012	$51
Commercial	6,580	519	6,640	7,653	293
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	686	254	686	745	34
Total Impaired Loans	$9,391	$873	$9,476	$10,776	$419

The following table presents the activity in the Allowance for Loan Loss summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment for the dates indicated.

	(Dollars in thousands)
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
Originated Loans
December 31, 2014	$2,690	$582	$122	$684	$1,015	$102	$5,195
Charge-offs	-	(6)	-	-	(47)	-	(53)
Recoveries	3	2	-	-	31	-	36
Provision	(180)	30	23	229	12	186	300
March 31, 2015	$2,513	$608	$145	$913	$1,011	$288	$5,478

Individually Evaluated for Impairment	$-	$456	$28	$481	$-	$-	$965
Collectively Evaluated for Potential Impairment	$2,513	$152	$117	$432	$1,011	$288	$4,513

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
Originated Loans
December 31, 2013	$1,481	$1,703	$355	$1,013	$592	$238	$5,382
Charge-offs	-	-	-	-	(36)	-	(36)
Recoveries	1	-	-	1	24	-	26
Provision	(1)	-	-	-	-	1	-
March 31, 2014	$1,481	$1,703	$355	$1,014	$580	$239	$5,372

Individually Evaluated for Impairment	$-	$785	$249	$252	$-	$-	$1,286
Collectively Evaluated for Potential Impairment	$1,481	$918	$106	$762	$580	$239	$4,086

December 31, 2014	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$519	$100	$254	$-	$-	$873
Collectively Evaluated for Potential Impairment	$2,690	$63	$22	$430	$1,015	$102	$4,322

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2014	$4,359
Accretable yield	(347)
Balance at March 31, 2015	$4,012

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	March 31, 2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$13	$5,423	$1,106	$1,349	$-	$-	$7,891
Collectively Evaluated for Potential Impairment	170,448	95,517	10,135	49,063	82,790	7,470	415,423
	$170,461	$100,940	$11,241	$50,412	$82,790	$7,470	$423,314

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$942	$1,685	$-	$-	$-	$-	$2,627
Collectively Evaluated for Potential Impairment	137,164	68,937	10,544	21,777	672	-	239,094
	$138,106	$70,622	$10,544	$21,777	$672	$-	$241,721

Total Loans
Individually Evaluated for Impairment	$955	$7,108	$1,106	$1,349	$-	$-	$10,518
Collectively Evaluated for Potential Impairment	307,612	164,454	20,679	70,840	83,462	7,470	654,517
	$308,567	$171,562	$21,785	$72,189	$83,462	$7,470	$665,035
	December 31, 2014
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$45	$4,734	$1,133	$686	$-	$-	$6,598
Collectively Evaluated for Potential Impairment	169,440	92,494	8,906	48,015	76,242	7,636	402,733
	$169,485	$97,228	$10,039	$48,701	$76,242	$7,636	$409,331

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$947	$1,846	$-	$-	$-	$-	$2,793
Collectively Evaluated for Potential Impairment	161,441	75,191	12,158	23,363	1,369	-	273,522
	$162,388	$77,037	$12,158	$23,363	$1,369	$-	$276,315

Total Loans
Individually Evaluated for Impairment	$992	$6,580	$1,133	$686	$-	$-	$9,391
Collectively Evaluated for Potential Impairment	330,881	167,685	21,064	71,378	77,611	7,636	676,255
	$331,873	$174,265	$22,197	$72,064	$77,611	$7,636	$685,646

Note 5.  Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

Maturity Period:	March 31, 2015
One Year or Less	$63,144
Over One Through Two Years	31,407
Over Two Through Three Years	15,915
Over Three Through Four Years	14,021
Over Four Through Five Years	13,223
Over Five Years	11,461
Total	$149,171

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $27.2 million and $26.9 million as of March 31, 2015 and December 31, 2014, respectively.

Note 6.  Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	March 31, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$766	0.53%	$375	0.46%
Maximum Amount Outstanding at any Month End	100		1,850

FHLB Borrowings:
Balance at Period End	-	-	25,800	0.32
Average Balance Outstanding During the Period	19,611	0.35	4,283	0.31
Maximum Amount Outstanding at any Month End	30,950		25,800

Securities Sold Under Agreements to Repurchase:
Balance at Period End	24,013	0.18	20,884	0.17
Average Balance Outstanding During the Period	21,600	0.24	17,525	0.26
Maximum Amount Outstanding at any Month End	24,013		25,893

Securities Collaterizing the Agreements at Year-End:
Carrying Value	27,052		23,244
Market Value	27,205		23,243

Note 7.  Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the FHLB. The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	March 31, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$14,080	3.85%	$15,136	3.78%
Due After One Year to Two Years	3,500	0.94	-	-
Due After Two Years to Three Years	3,500	1.35	-	-
Due After Three Years to Four Years	3,000	1.68	-	-
Due After Four Years to Five Years	3,000	1.88	-	-
Due After Five Years	2,000	2.12	-	-
Total	$29,080	2.65	$15,136	3.78

As of March 31, 2015, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $339.3 million with the FHLB.  This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock.  Under this arrangement the Company had available a variable rate Line of Credit in the amount of $20.0 million as of March 31, 2015 and December 31, 2014.

The Company also maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank for $40.0 million. This credit agreement requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by Commercial and Consumer Indirect Loans. As of March 31, 2015 and December 31, 2014, no draws had been taken on this facility.

Note 8.  Commitments and Contingent Liabilities

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

The following table presents the unused and available credit balances of financial instruments whose contracts represent credit risk at the dates indicated.

	(Dollars in thousands)
	March 31, 2015	December 31, 2014
Standby Letters of Credit	$17,510	$18,260
Performance Letters of Credit	2,208	2,986
Construction Mortgages	16,982	12,241
Personal Lines of Credit	5,860	5,675
Overdraft Protection Lines	6,401	6,505
Home Equity Lines of Credit	13,630	13,253
Commercial Lines of Credit	62,665	54,301
	$125,256	$113,221

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Note 9. Fair Value Disclosure

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

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level II of the fair value hierarchy. Fair values for Level II securities were primarily determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

		(Dollars in thousands)
	Valuation Technique	March 31, 2015	December 31, 2014
Available for Sales Securities:
U.S. Government Agencies	Level II	$53,093	$57,651
Obligations of States and Political Subdivisions	Level II	42,874	42,381
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	4,101	4,273
Equity Securities - Mutual Funds	Level I	519	514
Equity Securities - Other	Level I	630	630
Total Available for Sale Securities		$101,217	$105,449

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

		(Dollars in thousands) Fair Value at
Financial Asset	Valuation Technique	March 31, 2015	December 31, 2014	Valuation Techniques	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired Loans	Level III	$1,491	$1,959	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	307	77	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At March 31, 2015 and December 31, 2014, the fair value of impaired loans consists of the loan balance of $2.5 million and $2.8 million less their specific valuation allowances of $965,000 and $873,000, respectively.

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

The Company employs simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices are not available, based upon the following assumptions:

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

Loans Held For Sale

The fair value of loans held for sale that were transferred from the loans receivable portfolio is based on the expected sales price of the loans in currently pending sales transactions. If a sales agreement has been executed, the fair value is equal to the sales price.

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

Commitments to Extend Credit

These financial instruments are generally not subject to sale and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 8.

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		March 31, 2015		December 31, 2014
	Valuation Method Used	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$6,722	$6,722	$5,933	$5,933
Non-Interest Bearing	Level I	9,180	9,180	5,818	5,818
Investment Securities:
Available for Sale	See Above	101,217	101,217	105,449	105,449
Held-to-Maturity	Level II	502	502	504	504
Loans Held For Sale	Level II	26,149	26,429	-	-
Loans, Net	Level III	659,557	676,043	680,451	695,844
Restricted Stock	Level II	2,952	2,952	3,390	3,390
Bank-Owned Life Insurance	Level II	17,853	17,853	17,735	17,735
Accrued Interest Receivable	Level II	2,362	2,362	2,535	2,535

Financial Liabilities:
Deposits	Level II	709,438	710,355	697,494	698,418
Short-term Borrowings	Level II	24,013	24,013	46,684	46,684
Other Borrowed Funds	Level III	29,080	29,267	15,136	15,305
Accrued Interest Payable	Level II	394	394	348	348

Off-Balance Sheet Instruments:
Commitments to Extend Credit	Level III	-	-	-	-

Note 10. Subsequent Event

On April 29, 2015, the Bank sold $26.1 million of residential real estate loans at an approximate gain of $100,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following:

•	General and local economic conditions;
•	Changes in interest rates, deposit flows, demand for loans, real estate values and competition;
•	Competitive products and pricing;
•	The ability of our customers to make scheduled loan payments;
•	Loan delinquency rates;
•	Our ability to manage the risks involved in our business;
•	Our ability to integrate the operations of businesses we acquire;
•	Inflation, market and monetary fluctuations;
•	CB Financial’s ability to control costs and expenses;
•	Changes in federal and state legislation and regulation (i.e. the effect of new capital standards to be imposed by banking regulators and the implementation of the Dodd-Frank Act).

The Company assumes no obligation to update any forward-looking statements.

General

CB Financial Services, Inc. (“CB Financial”) is a bank holding company established in 2006. CB Financial’s business activity is conducted through its wholly owned banking subsidiary Community Bank (“the Bank”).  All significant intercompany transactions have been eliminated.

The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. Community Bank operates from 16 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc, the Bank’s wholly-owned subsidiary that is a full-service, independent insurance agency.

The Bank’s website address is www.communitybank.tv. Information on the website is not and should not be considered a part of this Form 10-Q.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of March 31, 2015 compared to the financial condition as of December 31, 2014 and the consolidated results of operations for the three months ended March 31, 2015 and 2014.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges on deposit accounts, fees and charges on loans, insurance commissions, income from bank-owned life insurance and other income. Noninterest expense consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, contracted services, legal fees, other real estate owned, advertising and promotion, stationery and supplies, deposit and general insurance and other expenses.

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

Balance Sheet Analysis

Assets.  Total assets increased $5.1 million, or 0.6%, to $851.5 million at March 31, 2015 compared to $846.3 million at December 31, 2014. During the three months ended March 31, 2015, funds generated from deposit growth and maturities and calls of available-for-sale securities were used to paydown short-term borrowings and fund loan growth.

Investment securities classified as available-for-sale decreased $4.2 million, or 4.0%, to $101.2 million at March 31, 2015 compared to $105.4 million at December 31, 2014. This decrease was primarily the result of security maturities and calls that were utilized to fund loans and were partially reinvested in U.S. government agency securities and obligations of states and political subdivisions.

Loans, net, when including the transfer of $26.1 million of loans to loans held for sale, increased $5.3 million, or 0.8%, to $685.7 million at March 31, 2015 compared to $680.5 million at December 31, 2014 primarily due to increases of $5.9 million in consumer loans (mainly indirect auto loans) and $2.8 million in residential loans, partially offset by a $2.7 million decrease in commercial loans.

Liabilities.  Total liabilities increased $3.4 million, or 0.4%, to $767.8 million at March 31, 2015 compared to $764.4 million at December 31, 2014.

Total deposits increased $11.9 million, or 1.7%, to $709.4 million at March 31, 2015 compared to $697.5 million at December 31, 2014. There were increases of $9.2 million in broker deposits, $5.4 million in savings, $2.3 million in money market accounts and $1.5 million in demand deposits, partially offset by decreases of $4.0 million in NOW accounts and $2.4 million in certificates of deposit. Broker deposits increased primarily due to the Bank participating in a reciprocal deposit network, which allows participating institutions to both send and receive identical amounts simultaneously and provides increased FDIC insurance coverage on customer deposit amounts greater than $250,000. The reciprocal deposit network does not share the same characteristics of traditional broker deposits because they are based on actual customer relationships. In addition, during the first quarter, municipal deposit balances increased due to cyclical collections of property tax receipts. Due to the low interest rate environment, the Bank has been selective on promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. The Bank attributes the decrease in certificates of deposit primarily to customer hesitancy to commit to long-term financial instruments in the prevailing low interest rate environment.

Short-term borrowings decreased $22.7 million, or 48.6%, to $24.0 million at March 31, 2015 compared to $46.7 million at December 31, 2014. Conversely, other borrowed funds increased $13.9 million, or 92.1%, to $29.1 million at March 31, 2015 compared to $15.1 million at December 31, 2014. Funds generated from deposit growth were utilized to paydown a portion of short-term borrowings whereas another portion of short-term borrowings were replaced with long-term borrowings to decrease the Company’s susceptibility to interest rate risk in the event of rising interest rates.

Stockholders’ Equity.  Stockholders’ equity increased $1.8 million, or 2.2%, to $83.7 million at March 31, 2015 compared to $81.9 million at December 31, 2014. During the period, net income was $2.3 million and the unrealized gain position of the security portfolio increased $331,000. The Company also paid $855,000 in dividends to stockholders.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Overview.  The Company’s net income increased $1.2 million to $2.3 million for the three months ended March 31, 2015 compared to $1.1 million for the three months ended March 31, 2014. The increase is primarily due to the merger with FedFirst Financial Corporation in the fourth quarter of 2014.

Net Interest Income.  Net interest income increased $3.3 million, or 81.5%, to $7.5 million for the three months ended March 31, 2015 compared to $4.1 million for the three months ended March 31, 2014.

Interest and dividend income increased $3.6 million, or 78.6%, to $8.2 million for the three months ended March 31, 2015 compared to $4.6 million for the three months ended March 31, 2014. Interest income on loans increased $3.5 million due to an increase in average loans outstanding of $304.8 million primarily due to the merger. Other interest and dividend income increased $135,000 primarily due to an increase in FHLB stock dividends which included the payment of a special dividend in the first quarter of 2015 of $56,000. Interest income on securities exempt from federal tax decreased $59,000 due to deploying proceeds from security calls and maturities into loans and for merger-related funding purposes.

Interest expense increased $249,000, or 53.0%, to $719,000 for the three months ended March 31, 2015 compared to $470,000 for the three months ended March 31, 2014. Interest expense on deposits increased $169,000 due to an increase in average deposits of $178.2 million primarily due to the merger. Despite the increase in average balances, the average cost of interest-bearing deposits decreased 4 basis points, primarily related to the repricing of maturing certificates of deposit to lower rates. Interest expense on other borrowed funds and short-term borrowings increased $59,000 and $21,000, respectively, primarily due to an increase in average borrowings of $44.0 million.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 34%. As such, amounts will not agree to income as reported in the consolidated financial statements. Average balances for loans are net of the allowance for loan losses, but include non-accrual loans. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented and are expressed in annualized rates.

	(Dollars in thousands) Three Months Ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
Assets:
Interest-Earning Assets:
Loans	$682,292	$7,503	4.46%	$377,491	$3,983	4.28%
Investment Securities
Taxable	61,302	242	1.58	77,880	232	1.19
Exempt From Federal Tax	42,073	441	4.19	50,740	529	4.17
Other Interest-Earning Assets	8,961	156	7.06	9,206	23	1.01
Total Interest-Earning Assets	794,628	8,342	4.26	515,317	4,767	3.75
Noninterest-Earning Assets	56,361			28,097
Total Assets	$850,989			$543,414

Liabilities and
Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$102,576	39	0.15%	$75,328	37	0.20%
Savings	120,960	53	0.18	87,562	40	0.19
Money Market	159,101	90	0.23	108,438	74	0.28
Time Deposits	152,457	416	1.11	85,530	278	1.32
Total Interest-Bearing Deposits	535,094	598	0.45	356,858	429	0.49

Borrowings	62,706	121	0.78	18,721	41	0.89
Total Interest-Bearing Liabilities	597,800	719	0.49	375,579	470	0.51

Noninterest-Bearing Demand Deposits	163,248			121,484
Other Liabilities	6,819			2,997
Total Liabilities	767,867			500,060

Stockholders' Equity	83,122			43,354
Total Liabilities and
Stockholders' Equity	$850,989			$543,414

Net interest income		$7,623			$4,297

Net Interest Rate Spread (2)			3.77%			3.24%
Net Interest-Earning Assets (3)	$196,828			$139,738
Net Interest Margin (4)			3.89			3.38
Return on Average Assets			1.09			0.81
Return on Average Equity			11.20			10.09
Average Equity to Average Assets			9.77			7.98
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			132.93			137.21
________________
(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 34%. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	(Dollars in thousands) Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$3,345	$175	$3,520
Investment Securities:
Taxable	(56)	66	10
Exempt From Federal Tax	(91)	3	(88)
Other Interest-Earning Assets	-	133	133
Total Interest-Earning Assets	3,198	377	3,575

Interest Expense:
Deposits	207	(38)	169
Borrowings	86	(6)	80
Total Interest-Bearing Liablities	293	(44)	249
Change in Net Interest Income	$2,905	$421	$3,326

Provision for Loan Losses.  The provision for loan losses was $300,000 for the three months ended March 31, 2015. There was no provision for loan losses in the three months ended March 31, 2014. Net charge-offs for the three months ended March 31, 2015 were $17,000 compared to net charge-offs of $10,000 for the three months ended March 31, 2014. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses and determined a provision of $300,000 was necessary due to loan growth, primarily in indirect auto loans, and an increase in substandard-rated loans.

Noninterest Income.  Noninterest income increased $1.1 million to $1.8 million for the three months ended March 31, 2015 compared to $724,000 for the three months ended March 31, 2014 primarily due to a $928,000 increase in insurance commission from the acquisition of Exchange Underwriters, Inc., an insurance brokerage subsidiary, as part of the merger. Included in insurance commissions are $211,000 of contingency fees, which are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. These contingency fees are typically earned in the first quarter of the year. Service fees on deposit accounts increased $122,000 primarily due to check card fees from deposit accounts acquired in the merger. In addition, income from bank owned life insurance increased $60,000 due to the acquisition of policies in the merger.

Noninterest Expense.  Noninterest expense increased $2.3 million, or 66.2%, to $5.7 million for the three months ended March 31, 2015 compared to $3.5 million for the three months ended March 31, 2014. Salaries and employee benefits increased $1.3 million primarily due employees retained as a result of the merger as well as normal salary increases. Occupancy and equipment increased $152,000 and $133,000, respectively, primarily due to the acquisition of branches in the merger and increased costs associated with the prior year upgrade of the data processing system to accommodate additional account activity. Advertising increased $136,000 related to a cooperative marketing agreement at Exchange Underwriters, Inc. and advertising initiatives to promote the merger. Amortization of core deposit intangible increased $134,000 due to amortization of the core deposit intangible from the merger. PA shares tax increased $86,000 due to an increase in stockholders’ equity as a result of the merger.

Income Tax Expense.   Income taxes increased $644,000 to $940,000 for the three months ended March 31, 2015 compared to $296,000 for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was 29.1% compared to 21.5% for the three months ended March 31, 2014. The increase in income taxes and effective tax rate was due to an increase of $1.9 million in net income before income tax expense.

Off-Balance Sheet Arrangements.

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.  Refer to Note 8 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of March 31, 2015.

Liquidity and Capital Management

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at March 31, 2015 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $15.9 million at March 31, 2015.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $21.0 million. In addition, at March 31, 2015, the Company had the ability to borrow up to $339.3 million from the FHLB of Pittsburgh, of which $29.0 million was outstanding, and up to $40.0 million from the Federal Reserve Bank of Cleveland, none of which was outstanding.

At March 31, 2015, time deposits due within one year of that date totaled $63.1 million, or 42.3% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience, that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes.  Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to the Company is subject to regulatory limitations.  At March 31, 2015, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $754,000.

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

At March 31, 2015 and December 31, 2014, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action.  The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	March 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$74,375	12.42%	N/A	N/A
For Capital Adequacy Purposes	26,955	4.50	N/A	N/A
To Be Well Capitalized	38,935	6.50	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Actual	74,375	12.42	$69,340	11.63%
For Capital Adequacy Purposes	35,940	6.00	23,840	4.00
To Be Well Capitalized	47,920	8.00	35,760	6.00

Total Capital (to risk weighted assets)
Actual	79,853	13.33	74,484	12.50
For Capital Adequacy Purposes	47,920	8.00	47,680	8.00
To Be Well Capitalized	59,900	10.00	59,600	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	74,375	8.85	69,340	9.33
For Capital Adequacy Purposes	33,630	4.00	29,719	4.00
To Be Well Capitalized	42,037	5.00	37,149	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of March 31, 2015, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2014, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 21, 2014, a class action complaint, captioned Sutton v. FedFirst Financial Corp., et al., was filed under Case No. 24C14002331, in the Circuit Court in Baltimore City, Maryland (the “Court”), against FedFirst Financial Corp., each of FedFirst Financial’s directors, and CB Financial. The complaint alleged, among other things, that the FedFirst Financial directors breached their fiduciary duties to FedFirst Financial and its stockholders by agreeing to sell to CB Financial without first taking steps to ensure that FedFirst Financial stockholders would obtain adequate, fair and maximum consideration under the circumstances, by agreeing to terms with CB Financial that benefit themselves and/or CB Financial without regard for the FedFirst Financial stockholders and by agreeing to terms with CB Financial that discourages other bidders. The plaintiff also alleged that CB Financial aided and abetted the FedFirst Financial directors’ breaches of fiduciary duties. The complaint sought, among other things, an order declaring the Merger Agreement unenforceable and rescinding and invalidating the Merger Agreement, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. On June 20, 2014, FedFirst Financial and the individual defendants filed a Motion to Dismiss the complaint. On July 29, 2014 the plaintiff filed an amended complaint adding an additional claim that the Form S-4 filed by CB Financial in connection with the merger contained material misstatements and omissions. On September 22, 2014, the Court dismissed all claims as to all defendants with prejudice, including claims against FedFirst Financial and its directors as well as claims against CB Financial. The plaintiff has appealed the dismissal of the complaint. Oral argument is expected to be held in October 2015. CB Financial continues to believe that the factual allegations in the complaint, as amended, are without merit.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification (President and Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	May 15, 2015	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Date:	May 15, 2015	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)