Form 10-Q
period 2015-06-30
CB Financial Services, Inc.
filed 2015-08-07
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

        ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, the number of shares outstanding of the Registrant’s Common Stock was 4,071,462.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
(Dollars in thousands, except share data)	June 30, 2015	December 31, 2014

ASSETS
Cash and Due From Banks:
Interest Bearing	$25,257	$5,933
Non-Interest Bearing	10,173	5,818
Total Cash and Due From Banks	35,430	11,751

Investment Securities:
Available-for-Sale	97,391	105,449
Held-to-Maturity	-	504
Loans, Net	657,464	680,451
Premises and Equipment, Net	10,385	10,593
Bank-Owned Life Insurance	17,970	17,735
Goodwill	5,632	5,632
Core Deposit Intangible	4,621	4,888
Accrued Interest and Other Assets	7,874	9,311
TOTAL ASSETS	$836,767	$846,314

LIABILITIES
Deposits:
Demand Deposits	$152,954	$163,488
NOW Accounts	95,948	98,919
Money Market Accounts	153,352	160,747
Savings Accounts	124,207	118,332
Time Deposits	153,869	151,594
Brokered Deposits	15,125	4,414
Total Deposits	695,455	697,494

Short-Term Borrowings	22,817	46,684
Other Borrowed Funds	29,024	15,136
Accrued Interest and Other Liabilities	4,779	5,088
TOTAL LIABILITIES	752,075	764,402

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,071,462 Shares Outstanding at June 30, 2015 and December 31, 2014, Respectively	1,818	1,818
Capital Surplus	41,762	41,762
Retained Earnings	45,591	42,766
Treasury Stock, at Cost (291,884 Shares at June 30, 2015 and December 31, 2014, Respectively)	(4,999)	(4,999)
Accumulated Other Comprehensive Income	520	565
TOTAL STOCKHOLDERS' EQUITY	84,692	81,912
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$836,767	$846,314

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2015	2014	2015	2014

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$7,385	$4,022	$14,866	$7,990
Federal Funds Sold	6	8	7	11
Investment Securities:
Taxable	225	214	467	446
Exempt From Federal Income Tax	274	348	570	703
Other Interest and Dividend Income	49	33	204	53
TOTAL INTEREST AND DIVIDEND INCOME	7,939	4,625	16,114	9,203

INTEREST EXPENSE
Deposits	594	405	1,192	834
Federal Funds Purchased	-	-	1	1
Short-Term Borrowings	15	11	45	20
Other Borrowed Funds	62	27	152	58
TOTAL INTEREST EXPENSE	671	443	1,390	913

NET INTEREST INCOME	7,268	4,182	14,724	8,290
Provision For Loan Losses	375	-	675	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,893	4,182	14,049	8,290

NONINTEREST INCOME
Service Fees on Deposit Accounts	625	508	1,202	963
Insurance Commissions	937	2	1,868	5
Other Commissions	116	104	237	191
Net (Losses) Gains on Sale of Loans	(28)	112	43	198
Income from Bank-Owned Life Insurance	117	58	235	116
Other	39	(10)	47	25
TOTAL NONINTEREST INCOME	1,806	774	3,632	1,498

NONINTEREST EXPENSE
Salaries and Employee Benefits	3,187	1,875	6,335	3,749
Occupancy	427	272	898	591
Equipment	399	255	804	527
FDIC Assessment	115	96	253	192
PA Shares Tax	165	87	348	184
Contracted Services	147	91	284	187
Legal Fees	110	115	241	274
Advertising	221	91	446	180
Bankcard Processing Expense	116	66	227	128
Other Real Estate Owned Income	(262)	(18)	(242)	(18)
Amortization of Core Deposit Intangible	133	-	267	-
Merger-Related	-	665	-	665
Other	777	452	1,421	845
TOTAL NONINTEREST EXPENSE	5,535	4,047	11,282	7,504

Income Before Income Taxes	3,164	909	6,399	2,284
Income Taxes	924	170	1,864	466
NET INCOME	$2,240	$739	$4,535	$1,818

EARNINGS PER SHARE
Basic	$0.55	$0.31	$1.11	$0.77
Diluted	0.55	0.31	1.11	0.77

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,071,462	2,349,047	4,071,462	2,346,643
Diluted	4,071,462	2,352,214	4,071,462	2,353,891

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Net Income	$2,240	$739	$4,535	$1,818

Other Comprehensive (Loss) Income:
Unrealized (Losses) Gains on Available-for-Sale Securities Net of Income Tax of $(194) and $266 for the Three Months Ended June 30, 2015 and 2014, Respectively, and $(22) and $661 for the Six Months Ended June 30, 2015 and 2014, Respectively	(376)	516	(45)	1,283
Other Comprehensive Income, Net of Income Tax	(376)	516	(45)	1,283
Total Comprehensive Income	$1,864	$1,255	$4,490	$3,101

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity

December 31, 2013	2,626,864	$1,095	$5,969	$40,807	$(2,103)	$(763)	$45,005
Comprehensive income:
Net income	-	-	-	1,818	-	-	1,818
Other comprehensive income	-	-	-	-	-	1,283	1,283
Exercise of stock options	14,515	6	200	-	-	-	206
Purchase of common stock, at cost (133,000 shares)	-	-	-	-	(2,896)	-	(2,896)
Dividends paid ($0.42 per share)	-	-	-	(984)	-	-	(984)
June 30, 2014	2,641,379	$1,101	$6,169	$41,641	$(4,999)	$520	$44,432

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
December 31, 2014	4,363,346	$1,818	$41,762	$42,766	$(4,999)	$565	$81,912
Comprehensive income (loss):
Net income	-	-	-	4,535	-	-	4,535
Other comprehensive loss	-	-	-	-	-	(45)	(45)
Dividends paid ($0.42 per share)	-	-	-	(1,710)	-	-	(1,710)
June 30, 2015	4,363,346	$1,818	$41,762	$45,591	$(4,999)	$520	$84,692

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014

OPERATING ACTIVITIES
Net Income	$4,535	$1,818
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	366	687
Depreciation and Amortization	1,221	280
Provision for Loan Losses	675	-
Income from Bank-Owned Life Insurance	(235)	(116)
Proceeds From Mortgage Loans Sold	45,801	8,645
Originations of Mortgage Loans for Sale	(7,509)	(8,447)
Gains on Sale of Loans	(43)	(198)
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(284)	(5)
Decrease in Accrued Interest Receivable	135	135
Decrease in Taxes Payable	(91)	(119)
Increase (Decrease) in Accrued Interest Payable	13	(33)
Receipt of Federal Income Tax Refund	1,218	-
Other, Net	223	(736)
NET CASH PROVIDED BY OPERATING ACTIVITIES	46,025	1,911

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	21,418	33,362
Purchases of Securities	(13,789)	(9,396)
Investment Securities Held-to-Maturity:
Proceeds From Principal Repayments and Maturities	500	495
Net Increase in Loans	(16,845)	(9,746)
Purchase of Premises and Equipment	(237)	(186)
Proceeds From Sale of Other Real Estate Owned and Repossessed Assets	15	59
Decrease (Increase) in Restricted Equity Securities	320	(204)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(8,618)	14,384

FINANCING ACTIVITIES
Net Decrease in Deposits	(2,039)	(5,653)
Net Decrease in Short-Term Borrowings	(23,867)	(471)
Principal Payments on Other Borrowed Funds	(1,112)	(1,000)
Proceeds from Other Borrowed Funds	15,000	-
Cash Dividends Paid	(1,710)	(984)
Treasury Stock, Purchases at Cost	-	(2,896)
Exercise of Stock Options	-	206
NET CASH USED IN FINANCING ACTIVITIES	(13,728)	(10,798)

INCREASE IN CASH AND CASH EQUIVALENTS	23,679	5,497
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	11,751	16,417
CASH AND DUE FROM BANKS AT END OF PERIOD	$35,430	$21,914

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $1,198 and $864 respectively)	1,378	946
Income taxes	203	-

Real estate acquired in settlement of loans	431	-

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

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, evaluation of securities for other-than-temporary impairment including related cash flow projections, goodwill impairment, and the valuation of deferred tax assets.

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All of these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Interim results are not necessarily indicative of results for a full year.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB approved to defer for one year the effective date of this ASU to December 15, 2017 and to also allow entities to early adopt the standard, but not before the December 31, 2016. The Company is evaluating the provisions of ASU 2014-09, but does not believe that its adoption will have a material impact on the Company’s financial condition and results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-Average Common Shares Outstanding	4,363,346	2,639,115	4,363,346	2,637,057
Average Treasury Stock Shares	(291,884)	(290,068)	(291,884)	(290,414)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,071,462	2,349,047	4,071,462	2,346,643
Additional Common Stock Equivalents (Stock Options) Used to Calculate Diluted Earnings Per Share	-	3,167	-	7,248
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,071,462	2,352,214	4,071,462	2,353,891

Earnings per share:
Basic	$0.55	$0.31	$1.11	$0.77
Diluted	0.55	0.31	1.11	0.77

Note 3. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$48,724	$170	$(71)	$48,823
Obligations of States and Political Subdivisions	43,003	785	(206)	43,582
Mortgage-Backed Securities - Government-Sponsored Enterprises	3,787	28	-	3,815
Equity Securities - Mutual Funds	500	13	-	513
Equity Securities - Other	588	71	(1)	658
Total	$96,602	$1,067	$(278)	$97,391

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$57,669	$139	$(157)	$57,651
Obligations of States and Political Subdivisions	41,611	886	(116)	42,381
Mortgage-Backed Securities - Government-Sponsored Enterprises	4,240	33	-	4,273
Equity Securities - Mutual Funds	500	14	-	514
Equity Securities - Other	573	58	(1)	630
Total	$104,593	$1,130	$(274)	$105,449

The following table presents the amortized cost and fair value of investment securities held-to-maturity at the date indicated:

	(Dollars in thousands)
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$504	$-	$-	$504

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	June 30, 2015
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	9	$19,865	$(71)	-	$-	$-	9	$19,865	$(71)
Obligations of States and Political Subdivisions	18	10,901	(139)	13	7,297	(67)	31	18,198	(206)
Equity Securities - Other	1	41	(1)	-	-	-	1	41	(1)
Total	28	$30,807	$(211)	13	$7,297	$(67)	41	$38,104	$(278)

	December 31, 2014
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	10	$26,101	$(144)	1	$2,987	$(13)	11	$29,088	$(157)
Obligations of States and Political Subdivisions	5	2,123	(9)	22	13,590	(107)	27	15,713	(116)
Equity Securities - Other	1	48	(1)	-	-	-	1	48	(1)
Total	16	$28,272	$(154)	23	$16,577	$(120)	39	$44,849	$(274)

For debt securities, the Company does not believe any individual unrealized loss as of June 30, 2015 and December 31, 2014 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at June 30, 2015 and December 31, 2014 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	June 30, 2015
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$2,283	$2,296
Due after One Year through Five Years	35,464	35,519
Due after Five Years through Ten Years	44,592	44,949
Due after Ten Years	14,263	14,627
Total	$96,602	$97,391

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

	(Dollars in thousands)
	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Originated Loans
Real estate:
Residential	$152,356	35.2%	$161,719	39.4%
Commercial	116,356	26.9	104,994	25.7
Construction	10,785	2.5	10,039	2.5
Commercial and Industrial	58,474	13.5	53,238	13.0
Consumer	90,058	20.8	76,242	18.6
Other	4,820	1.1	3,099	0.8
Total Originated Loans	432,849	100.0%	409,331	100.0%
Allowance for Loan Losses	(5,686)		(5,195)
Loans, Net	$427,163		$404,136

Loans Acquired at Fair Value
Real estate:
Residential	$124,251	53.9%	$161,561	58.4%
Commercial	79,036	34.3	77,864	28.2
Construction	6,192	2.7	12,158	4.4
Commercial and Industrial	20,180	8.8	23,363	8.5
Consumer	642	0.3	1,369	0.5
Total Loans Acquired at Fair Value	$230,301	100.0%	$276,315	100.0%

Total Loans
Real estate:
Residential	$276,607	41.6%	$323,280	47.1%
Commercial	195,392	29.5	182,858	26.7
Construction	16,977	2.6	22,197	3.2
Commercial and Industrial	78,654	11.9	76,601	11.2
Consumer	90,700	13.7	77,611	11.3
Other	4,820	0.7	3,099	0.5
Total Loans	663,150	100.0%	685,646	100.0%
Allowance for Loan Losses	(5,686)		(5,195)
Loans, Net	$657,464		$680,451

Total unamortized net deferred loan fees were $589,000 and $322,000 at June 30, 2015 and December 31, 2014, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $65.4 million and $62.3 million at June 30, 2015 and December 31, 2014, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated.

	(Dollars in thousands)
	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$151,855	$231	$264	$6	$152,356
Commercial	100,929	10,002	4,320	1,105	116,356
Construction	9,730	-	759	296	10,785
Commercial and Industrial	54,757	1,970	1,747	-	58,474
Consumer	90,057	-	1	-	90,058
Other	4,820	-	-	-	4,820
Total Originated Loans	$412,148	$12,203	$7,091	$1,407	$432,849

Loans Acquired at Fair Value
Real Estate:
Residential	$121,864	$-	$2,387	$-	$124,251
Commercial	73,723	3,233	2,080	-	79,036
Construction	6,192	-	-	-	6,192
Commercial and Industrial	18,757	1,378	45	-	20,180
Consumer	642	-	-	-	642
Total Loans Acquired at Fair Value	$221,178	$4,611	$4,512	$-	$230,301

Total Loans
Real Estate:
Residential	$273,719	$231	$2,651	$6	$276,607
Commercial	174,652	13,235	6,400	1,105	195,392
Construction	15,922	-	759	296	16,977
Commercial and Industrial	73,514	3,348	1,792	-	78,654
Consumer	90,699	-	1	-	90,700
Other	4,820	-	-	-	4,820
Total Loans	$633,326	$16,814	$11,603	$1,407	$663,150

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$161,191	$194	$315	$19	$161,719
Commercial	89,721	10,761	3,820	692	104,994
Construction	8,805	101	789	344	10,039
Commercial and Industrial	49,612	2,941	383	302	53,238
Consumer	76,238	-	4	-	76,242
Other	3,099	-	-	-	3,099
Total Originated Loans	$388,666	$13,997	$5,311	$1,357	$409,331

Loans Acquired at Fair Value
Real Estate:
Residential	$159,633	$-	$1,928	$-	$161,561
Commercial	73,280	2,429	2,155	-	77,864
Construction	12,158	-	-	-	12,158
Commercial and Industrial	21,913	1,450	-	-	23,363
Consumer	1,369	-	-	-	1,369
Total Loans Acquired at Fair Value	$268,353	$3,879	$4,083	$-	$276,315

Total Loans
Real Estate:
Residential	$320,824	$194	$2,243	$19	$323,280
Commercial	163,001	13,190	5,975	692	182,858
Construction	20,963	101	789	344	22,197
Commercial and Industrial	71,525	4,391	383	302	76,601
Consumer	77,607	-	4	-	77,611
Other	3,099	-	-	-	3,099
Total Loans	$657,019	$17,876	$9,394	$1,357	$685,646

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands)
	June 30, 2015
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$151,994	$96	$-	$-	$96	$266	$152,356
Commercial	113,647	187	2,015	-	2,202	507	116,356
Construction	10,488	-	-	-	-	297	10,785
Commercial and Industrial	58,429	-	-	-	-	45	58,474
Consumer	89,520	492	45	-	537	1	90,058
Other	4,820	-	-	-	-	-	4,820
Total Originated Loans	$428,898	$775	$2,060	$-	$2,835	$1,116	$432,849

Loans Acquired at Fair Value
Real Estate:
Residential	$121,964	$166	$438	$232	$836	$1,451	$124,251
Commercial	78,606	-	-	-	-	430	79,036
Construction	6,024	168	-	-	168	-	6,192
Commercial and Industrial	20,025	-	155	-	155	-	20,180
Consumer	642	-	-	-	-	-	642
Total Loans Acquired at Fair Value	$227,261	$334	$593	$232	$1,159	$1,881	$230,301

Total Loans
Real Estate:
Residential	$273,958	$262	$438	$232	$932	$1,717	$276,607
Commercial	192,253	187	2,015	-	2,202	937	195,392
Construction	16,512	168	-	-	168	297	16,977
Commercial and Industrial	78,454	-	155	-	155	45	78,654
Consumer	90,162	492	45	-	537	1	90,700
Other	4,820	-	-	-	-	-	4,820
Total Loans	$656,159	$1,109	$2,653	$232	$3,994	$2,997	$663,150

	December 31, 2014
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$161,145	$249	$16	$-	$265	$309	$161,719
Commercial	102,016	2,397	-	-	2,397	581	104,994
Construction	9,695	-	-	-	-	344	10,039
Commercial and Industrial	53,234	-	-	-	-	4	53,238
Consumer	75,839	369	24	10	403	-	76,242
Other	3,099	-	-	-	-	-	3,099
Total Originated Loans	$405,028	$3,015	$40	$10	$3,065	$1,238	$409,331

Loans Acquired at Fair Value
Real Estate:
Residential	$158,576	$1,364	$18	$369	$1,751	$1,234	$161,561
Commercial	77,252	128	-	-	128	484	77,864
Construction	12,158	-	-	-	-	-	12,158
Commercial and Industrial	23,356	7	-	-	7	-	23,363
Consumer	1,341	28	-	-	28	-	1,369
Total Loans Acquired at Fair Value	$272,683	$1,527	$18	$369	$1,914	$1,718	$276,315

Total Loans
Real Estate:
Residential	$319,721	$1,613	$34	$369	$2,016	$1,543	$323,280
Commercial	179,268	2,525	-	-	2,525	1,065	182,858
Construction	21,853	-	-	-	-	344	22,197
Commercial and Industrial	76,590	7	-	-	7	4	76,601
Consumer	77,180	397	24	10	431	-	77,611
Other	3,099	-	-	-	-	-	3,099
Total Loans	$677,711	$4,542	$58	$379	$4,979	$2,956	$685,646

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

	(Dollars in Thousands)
	June 30, 2015	December 31, 2014
Nonaccrual Loans:
Real estate:
Residential	$1,717	$1,543
Commercial	937	1,065
Construction	297	344
Commercial and Industrial	45	4
Consumer	1	-
Total Nonaccrual Loans	2,997	2,956

Accruing Loans Past Due 90 Days or More:
Real Estate
Residential	232	369
Consumer	-	10
Total Accruing Loans 90 Days or More Past Due	232	379
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	3,229	3,335

Troubled Debt Restructurings, Accruing
Originated Loans:
Real Estate - Commercial	1,129	246
Commercial and Industrial	8	310
Total Originated Loans	1,137	556
Loans Acquired at Fair Value:
Real Estate - Residential	1,315	1,337
Real Estate - Commercial	1,734	1,800
Total Loans Acquired at Fair Value	3,049	3,137
Total Troubled Debt Restructurings, Accruing	4,186	3,693

Total Nonperforming Loans	7,415	7,028

Real Estate Owned:
Residential	151	104
Other	174	174
Total Real Estate Owned	325	278

Total Nonperforming Assets	$7,740	$7,306

Nonperforming Loans to Total Loans	1.12%	1.03%
Nonperforming Assets to Total Assets	0.92	0.86

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $2.2 million and $2.7 million at June 30, 2015 and December 31, 2014, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in our portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 12 loans totaling $4.5 million and 13 loans totaling $4.0 million at June 30, 2015 and December 31, 2014, respectively. Originated loans classified as TDRs consisted of 4 loans totaling $1.4 million and $830,000, respectively, at June 30, 2015 and December 31, 2014. Loans acquired at fair value as TDRs consisted of 8 loans and 9 loans, respectively, totaling $3.1 million at June 30, 2015 and December 31, 2014.

During the three months ended June 30, 2015, one commercial loan previously identified as an originated TDR and two other commercial loans were consolidated into one loan in a new TDR transaction. During the six months ended June 30, 2015, two commercial loans previously identified as originated TDRs were refinanced in new TDR transactions. During the three and six months ended June 30, 2015, one commercial TDR acquired at fair value paid off. No TDRs have subsequently defaulted during the three or six months ended June 30, 2015 and 2014, respectively.

The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated. No loans were modified in a TDR during the three and six month ended June 30, 2014.

	(Dollars in thousands)
	Three Months Ended June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	1	$675	$705	$108
Total	1	$675	$705	$108

	Six Months Ended June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	2	$912	$1,135	$108
Total	2	$912	$1,135	$108

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	June 30, 2015
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$10	$-	$22	$21	$1
Commercial	4,127	-	4,127	4,210	88
Construction	759	-	759	774	16
Commercial and Industrial	1,345	-	1,345	1,291	23
Total With No Related Allowance Recorded	$6,241	$-	$6,253	$6,296	$128

Loans Acquired at Fair Value
Real Estate:
Residential	$936	$-	$936	$941	$25
Commercial	2,080	-	2,134	2,129	51
Commercial and Industrial	45	-	45	49	1
Total With No Related Allowance Recorded	$3,061	$-	$3,115	$3,119	$77

Total Loans
Real Estate:
Residential	$946	$-	$958	$962	$26
Commercial	6,207	-	6,261	6,339	139
Construction	759	-	759	774	16
Commercial and Industrial	1,390	-	1,390	1,340	24
Total With No Related Allowance Recorded	$9,302	$-	$9,368	$9,415	$205

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,461	$370	$1,472	$1,468	$9
Construction	296	5	296	325	-
Commercial and Industrial	239	159	239	263	7
Total With A Related Allowance Recorded	$1,996	$534	$2,007	$2,056	$16

Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$10	$-	$22	$21	$1
Commercial	5,588	370	5,599	5,678	97
Construction	1,055	5	1,055	1,099	16
Commercial and Industrial	1,584	159	1,584	1,554	30
Total Impaired Loans	$8,237	$534	$8,260	$8,352	$144

Loans Acquired at Fair Value
Real Estate:
Residential	$936	$-	$936	$941	$25
Commercial	2,080	-	2,134	2,129	51
Commercial and Industrial	45	-	45	49	1
Total Impaired Loans	$3,061	$-	$3,115	$3,119	$77

Total Loans
Real Estate:
Residential	$946	$-	$958	$962	$26
Commercial	7,668	370	7,733	7,807	148
Construction	1,055	5	1,055	1,099	16
Commercial and Industrial	1,629	159	1,629	1,603	31
Total Impaired Loans	$11,298	$534	$11,375	$11,471	$221

	December 31, 2014
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$45	$-	$70	$55	$-
Commercial	3,352	-	3,366	4,300	149
Commercial and Industrial	369	-	369	426	17
Total With No Related Allowance Recorded	$3,766	$-	$3,805	$4,781	$166

Loans Acquired at Fair Value
Real Estate:
Residential	$947	$-	$947	$957	$51
Commercial	1,846	-	1,885	1,926	93
Total With No Related Allowance Recorded	$2,793	$-	$2,832	$2,883	$144

Total Loans
Real Estate:
Residential	$992	$-	$1,017	$1,012	$51
Commercial	5,198	-	5,251	6,226	242
Commercial and Industrial	369	-	369	426	17
Total With No Related Allowance Recorded	$6,559	$-	$6,637	$7,664	$310

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,382	$519	$1,389	$1,427	$51
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	317	254	317	319	17
Total With A Related Allowance Recorded	$2,832	$873	$2,839	$3,112	$109

Total Loans
Originated Loans
Real Estate:
Residential	$45	$-	$70	$55	$-
Commercial	4,734	519	4,755	5,727	200
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	686	254	686	745	34
Total Impaired Loans	$6,598	$873	$6,644	$7,893	$275

Loans Acquired at Fair Value
Real Estate:
Residential	$947	$-	$947	$957	$51
Commercial	1,846	-	1,885	1,926	93
Total Impaired Loans	$2,793	$-	$2,832	$2,883	$144

Total Loans
Real Estate:
Residential	$992	$-	$1,017	$1,012	$51
Commercial	6,580	519	6,640	7,653	293
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	686	254	686	745	34
Total Impaired Loans	$9,391	$873	$9,476	$10,776	$419

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment for the periods indicated.

	(Dollars in thousands)
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
March 31, 2015	$2,513	$608	$145	$913	$1,011	$288	$5,478
Charge-offs	(111)	(12)	-	-	(69)	-	(192)
Recoveries	2	1	-	10	12	-	25
Provision	(737)	1,149	(58)	(6)	384	(357)	375
June 30, 2015	$1,667	$1,746	$87	$917	$1,338	$(69)	$5,686

December 31, 2014	$2,690	$582	$122	$684	$1,015	$102	$5,195
Charge-offs	(111)	(18)	-	-	(116)	-	(245)
Recoveries	5	3	-	10	43	-	61
Provision	(917)	1,179	(35)	223	396	(171)	675
June 30, 2015	$1,667	$1,746	$87	$917	$1,338	$(69)	$5,686

Originated Loans
Individually Evaluated for Impairment	$-	$370	$5	$159	$-	$-	$534
Collectively Evaluated for Potential Impairment	$1,667	$1,376	$82	$758	$1,338	$(69)	$5,152

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
March 31, 2014	$1,481	$1,703	$355	$1,014	$580	$239	$5,372
Charge-offs	(10)	-	-	-	(30)	-	(40)
Recoveries	-	-	-	1	7	-	8
Provision	7	9	(62)	12	14	20	-
June 30, 2014	$1,478	$1,712	$293	$1,027	$571	$259	$5,340

December 31, 2013	$1,481	$1,703	$355	$1,013	$592	$238	$5,382
Charge-offs	(10)	-	-	-	(66)	-	(76)
Recoveries	1	-	-	2	31	-	34
Provision	6	9	(62)	12	14	21	-
June 30, 2014	$1,478	$1,712	$293	$1,027	$571	$259	$5,340

Originated Loans
Individually Evaluated for Impairment	$-	$493	$201	$248	$-	$-	$942
Collectively Evaluated for Potential Impairment	$1,478	$1,219	$92	$779	$571	$259	$4,398

December 31, 2014	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$519	$100	$254	$-	$-	$873
Collectively Evaluated for Potential Impairment	$2,690	$63	$22	$430	$1,015	$102	$4,322

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2014	$4,359
Accretable yield	(477)
Nonaccretable premium	78
Balance at June 30, 2015	$3,960

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	June 30, 2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$10	$5,588	$1,055	$1,584	$-	$-	$8,237
Collectively Evaluated for Potential Impairment	152,346	110,768	9,730	56,890	90,058	4,820	424,612
	$152,356	$116,356	$10,785	$58,474	$90,058	$4,820	$432,849

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$936	$2,080	$-	$45	$-	$-	$3,061
Collectively Evaluated for Potential Impairment	123,315	76,956	6,192	20,135	642	-	227,240
	$124,251	$79,036	$6,192	$20,180	$642	$-	$230,301

Total Loans
Individually Evaluated for Impairment	$946	$7,668	$1,055	$1,629	$-	$-	$11,298
Collectively Evaluated for Potential Impairment	275,661	187,724	15,922	77,025	90,700	4,820	651,852
	$276,607	$195,392	$16,977	$78,654	$90,700	$4,820	$663,150

	December 31, 2014
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$45	$4,734	$1,133	$686	$-	$-	$6,598
Collectively Evaluated for Potential Impairment	161,674	100,260	8,906	52,552	76,242	3,099	402,733
	$161,719	$104,994	$10,039	$53,238	$76,242	$3,099	$409,331

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$947	$1,846	$-	$-	$-	$-	$2,793
Collectively Evaluated for Potential Impairment	160,614	76,018	12,158	23,363	1,369	-	273,522
	$161,561	$77,864	$12,158	$23,363	$1,369	$-	$276,315

Total Loans
Individually Evaluated for Impairment	$992	$6,580	$1,133	$686	$-	$-	$9,391
Collectively Evaluated for Potential Impairment	322,288	176,278	21,064	75,915	77,611	3,099	676,255
	$323,280	$182,858	$22,197	$76,601	$77,611	$3,099	$685,646

Note 5. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

Maturity Period:	June 30, 2015
One Year or Less	$61,487
Over One Through Two Years	31,633
Over Two Through Three Years	15,767
Over Three Through Four Years	13,016
Over Four Through Five Years	20,451
Over Five Years	11,515
Total	$153,869

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $35.6 million and $26.9 million as of June 30, 2015 and December 31, 2014, respectively.

Note 6. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	June 30, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$414	0.49%	$375	0.46%
Maximum Amount Outstanding at any Month End	100		1,850
FHLB Borrowings:
Balance at Period End	-	-	25,800	0.32
Average Balance Outstanding During the Period	10,944	0.35	4,283	0.31
Maximum Amount Outstanding at any Month End	30,950		25,800
Securities Sold Under Agreements to Repurchase:
Balance at Period End	22,817	0.18	20,884	0.17
Average Balance Outstanding During the Period	22,162	0.24	17,525	0.26
Maximum Amount Outstanding at any Month End	24,013		25,893
Securities Collaterizing the Agreements at Year-End:
Carrying Value	26,039		23,244
Market Value	26,085		23,243

Note 7. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the FHLB. The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	June 30, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$14,024	3.84%	$15,136	3.78%
Due After One Year to Two Years	3,500	0.94	-	-
Due After Two Years to Three Years	3,500	1.35	-	-
Due After Three Years to Four Years	3,000	1.68	-	-
Due After Four Years to Five Years	3,000	1.88	-	-
Due After Five Years	2,000	2.12	-	-
Total	$29,024	2.64	$15,136	3.78

As of June 30, 2015, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $331.9 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $20.0 million as of June 30, 2015 and December 31, 2014.

The Company also maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank for $40.0 million. This credit agreement requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by Commercial and Consumer Indirect Loans. As of June 30, 2015 and December 31, 2014, no draws had been taken on this facility.

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

	(Dollars in thousands)
	June 30, 2015	December 31, 2014
Standby Letters of Credit	$25,485	$18,260
Performance Letters of Credit	2,224	2,986
Construction Mortgages	19,865	12,241
Personal Lines of Credit	5,885	5,675
Overdraft Protection Lines	6,279	6,505
Home Equity Lines of Credit	13,840	13,253
Commercial Lines of Credit	62,787	54,301
	$136,365	$113,221

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

	(Dollars in thousands)
	Valuation Technique	June 30, 2015	December 31, 2014
Available for Sales Securities:
U.S. Government Agencies	Level II	$48,823	$57,651
Obligations of States and Political Subdivisions	Level II	43,582	42,381
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	3,815	4,273
Equity Securities - Mutual Funds	Level I	513	514
Equity Securities - Other	Level I	658	630
Total Available for Sale Securities		$$97,391	$105,449

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

		(Dollars in thousands)
		Fair Value at
Financial Asset	Valuation Technique	June 30, 2015	December 31, 2014	Valuation Techniques	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired Loans	Level III	$1,462	$1,959	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	431	77	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when the loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At June 30, 2015 and December 31, 2014, the fair value of impaired loans consists of the loan balance of $2.0 million and $2.8 million, less their specific valuation allowances of $534,000 and $873,000, respectively.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		June 30, 2015		December 31, 2014
	Valuation Method Used	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$25,257	$25,257	$5,933	$5,933
Non-Interest Bearing	Level I	10,173	10,173	5,818	5,818
Investment Securities:
Available for Sale	See Above	97,391	97,391	105,449	105,449
Held-to-Maturity	Level II	-	-	504	504
Loans, Net	Level III	657,464	674,746	680,451	695,844
Restricted Stock	Level II	3,070	3,070	3,390	3,390
Bank-Owned Life Insurance	Level II	17,970	17,970	17,735	17,735
Accrued Interest Receivable	Level II	2,400	2,400	2,535	2,535

Financial Liabilities:
Deposits	Level II	695,455	696,040	697,494	698,418
Short-term Borrowings	Level II	22,817	22,817	46,684	46,684
Other Borrowed Funds	Level III	29,024	29,101	15,136	15,305
Accrued Interest Payable	Level II	361	361	348	348

Off-Balance Sheet Instruments:
Commitments to Extend Credit	Level III	-	-	-	-

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

The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

General

CB Financial Services, Inc. (“CB Financial”) is a bank holding company established in 2006. CB Financial’s business activity is conducted through its wholly owned banking subsidiary Community Bank (“the Bank”). CB Financial and the Bank are collectively referred to as the “Company.” All significant intercompany transactions have been eliminated.

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

On October 31, 2014, the Company completed its merger with FedFirst Financial Corporation (“FedFirst” or the “merger”), the holding company for First Federal Savings Bank, a community bank based in Monessen, Pennsylvania. The merger resulted in the addition of five branches and expanded the Company’s reach into Fayette and Westmoreland counties in southwestern Pennsylvania.

The Bank’s website address is www.communitybank.tv. Information on the website is not and should not be considered a part of this Form 10-Q.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2015 compared to the financial condition as of December 31, 2014 and the consolidated results of operations for the three and six months ended June 30, 2015 and 2014.

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

Balance Sheet Analysis

Assets. Total assets decreased $9.5 million, or 1.1%, to $836.8 million at June 30, 2015 compared to $846.3 million at December 31, 2014.

Cash and due from banks increased $23.7 million to $35.4 million at June 30, 2015 compared to $11.8 million at December 31, 2014 primarily due to the receipt of $45.8 million from residential loan sales in the current quarter, which included proceeds of $38.2 million from the sale of residential loans acquired in the merger.

Investment securities classified as available-for-sale decreased $8.1 million, or 7.6%, to $97.4 million at June 30, 2015 compared to $105.4 million at December 31, 2014. This decrease was primarily the result of calls and maturities of U.S. government agencies and obligations of states and political subdivisions that were utilized to pay down borrowings and were partially reinvested in U.S. government agencies and obligations of states and political subdivisions.

Loans, net, decreased $23.0 million, or 3.4%, to $657.5 million at June 30, 2015 compared to $680.5 million at December 31, 2014 primarily due to $38.2 million of residential loan sales partially offset by increases of $13.1 million in consumer loans (mainly indirect auto loans) and $12.5 million in commercial real estate loans. The loan sales were primarily comprised of 30-year fixed rate mortgage loans that were acquired in the merger and were secured by properties located outside the Bank’s normal lending area within the five counties it conducts business. The Company is planning to utilize the proceeds from the loan sale to fund commercial loan originations and to payoff a $12.0 million borrowing in the third quarter.

Other assets decreased $1.4 million, or 15.4%, primarily due to the receipt of a $1.2 million federal income tax refund.

Liabilities. Total liabilities decreased $12.3 million, or 1.6%, to $752.1 million at June 30, 2015 compared to $764.4 million at December 31, 2014.

Total deposits decreased $2.0 million, or 0.3%, to $695.5 million at June 30, 2015 compared to $697.5 million at December 31, 2014. There were decreases of $10.5 million in demand deposits, $7.4 million in money market accounts and $3.0 million in NOW accounts, partially offset by increases of $10.7 million in broker deposits, $5.9 million in savings accounts, and $2.3 million in time deposits. The decrease in deposit balances is partly attributable to a decline in school district deposits, which is a seasonal fluctuation. Broker deposits increased primarily due to the Bank participating in a reciprocal deposit network, which allows participating institutions to both send and receive identical amounts simultaneously and provides increased FDIC insurance coverage on customer deposit amounts greater than $250,000. The reciprocal deposit network does not share the same characteristics of traditional broker deposits because they are based on actual customer relationships. Due to the low interest rate environment, the Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships.

Short-term borrowings decreased $23.9 million, or 51.1%, to $22.8 million at June 30, 2015 compared to $46.7 million at December 31, 2014. Conversely, other borrowed funds increased $13.9 million, or 91.8%, to $29.0 million at June 30, 2015 compared to $15.1 million at December 31, 2014. Funds generated from loan sales and security maturities and calls were utilized to payoff all remaining FHLB short-term borrowings whereas another portion of short-term borrowings were replaced with long-term borrowings with laddered maturities designed to mitigate the Company’s interest rate risk in the event of rising interest rates.

Stockholders’ Equity. Stockholders’ equity increased $2.8 million, or 3.4%, to $84.7 million at June 30, 2015 compared to $81.9 million at December 31, 2014. During the period, net income was $4.5 million and the Company paid $1.7 million in dividends to stockholders.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Overview. Net income increased $1.5 million to $2.2 million for the three months ended June 30, 2015 compared to $739,000 for the three months ended June 30, 2014. The increase is primarily due to the merger in the fourth quarter of 2014 as well by $665,000 of merger-related expenses in the prior period.

Net Interest Income. Net interest income increased $3.1 million, or 73.8%, to $7.3 million for the three months ended June 30, 2015 compared to $4.2 million for the three months ended June 30, 2014.

Interest and dividend income increased $3.3 million, or 71.7%, to $7.9 million for the three months ended June 30, 2015 compared to $4.6 million for the three months ended June 30, 2014. Interest income on loans increased $3.4 million due to an increase in average loans outstanding of $294.9 million primarily due to the merger. Other interest and dividend income increased $16,000 primarily due to an increase in FHLB stock dividends. Interest income on securities exempt from federal tax decreased $74,000 due to deploying proceeds from security calls and maturities into loans and for merger-related funding purposes in the prior period. There was a decrease of $6.8 million in the average balance on securities exempt from federal tax and a decrease of 36 basis points in yield as a result of purchasing securities with lower prevailing yields.

Interest expense increased $228,000, or 51.5%, to $671,000 for the three months ended June 30, 2015 compared to $443,000 for the three months ended June 30, 2014. Interest expense on deposits increased $189,000 due to an increase in average interest-bearing deposits of $188.3 million primarily due to the merger. Despite the increase in average balances, the average cost of interest-bearing deposits decreased 2 basis points, primarily related to the repricing of maturing certificates of deposit to lower rates. Interest expense on other borrowed funds and short-term borrowings increased $35,000 and $4,000, respectively, primarily due to an increase in average borrowings of $34.7 million.

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

	(Dollars in thousands)
	Three Months Ended June 30,
	2015			2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans	$673,922	$7,413	4.41%	$379,008	$4,036	4.27%
Investment Securities
Taxable	54,705	225	1.65	66,892	214	1.28
Exempt From Federal Tax	41,776	408	3.91	48,609	519	4.27
Other Interest-Earning Assets	18,912	55	1.17	20,523	41	0.80
Total Interest-Earning Assets	789,315	8,101	4.12	515,032	4,810	3.75
Noninterest-Earning Assets	55,577			29,763
Total Assets	$844,892			$544,795

Liabilities and
Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$105,367	38	0.14%	$71,352	35	0.20%
Savings	124,267	56	0.18	89,426	41	0.18
Money Market	157,657	91	0.23	106,145	72	0.27
Time Deposits	152,430	409	1.08	84,541	257	1.22
Total Interest-Bearing Deposits	539,721	594	0.44	351,464	405	0.46

Borrowings	54,212	77	0.57	19,515	38	0.78
Total Interest-Bearing Liabilities	593,933	671	0.45	370,979	443	0.48

Noninterest-Bearing Demand Deposits	160,705			126,115
Other Liabilities	5,701			3,238
Total Liabilities	760,339			500,332

Stockholders' Equity	84,553			44,463
Total Liabilities and
Stockholders' Equity	$844,892			$544,795

Net Interest Income		$7,430			$4,367

Net Interest Rate Spread (2)			3.67%			3.27%
Net Interest-Earning Assets (3)	$195,382			$144,053
Net Interest Margin (4)			3.78			3.40
Return on Average Assets			1.06			0.54
Return on Average Equity			10.63			6.67
Average Equity to Average Assets			10.01			8.16
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			132.90			138.83

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	(Dollars in thousands)
	Three Months Ended June 30, 2015
	Compared To
	Three Months Ended June 30, 2014
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$3,241	$136	$3,377
Investment Securities:
Taxable	(44)	55	11
Exempt From Federal Tax	(69)	(42)	(111)
Other Interest-Earning Assets	(4)	18	14
Total Interest-Earning Assets	3,124	167	3,291

Interest Expense:
Deposits	208	(19)	189
Borrowings	51	(12)	39
Total Interest-Bearing Liablities	259	(31)	228
Change in Net Interest Income	$2,865	$198	$3,063

Provision for Loan Losses. The provision for loan losses was $375,000 for the three months ended June 30, 2015. There was no provision for loan losses in the three months ended June 30, 2014. Net charge-offs for the three months ended June 30, 2015 were $167,000 compared to $32,000 for the three months ended June 30, 2014. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses and determined the current quarter provision was necessary due to quarterly charge-offs, commercial and indirect auto loan growth and an increase in substandard loans.

Noninterest Income. Noninterest income increased $1.0 million to $1.8 million for the three months ended June 30, 2015 compared to $774,000 for the three months ended June 30, 2014 primarily due to a $935,000 increase in insurance commission from the acquisition of Exchange Underwriters as part of the merger. Included in insurance commissions are $127,000 of contingency fees, which are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. Service fees on deposit accounts increased $117,000 primarily due to check card fees from deposit accounts acquired in the merger. In addition, income from bank owned life insurance increased $59,000 due to the acquisition of policies in the merger. The Company incurred net losses on the sales of loans of $28,000 for the three months ended June 30, 2015 compared to net gains of $112,000 for the three months ended June 30, 2014 primarily due to losses on the sales of $38.2 million of residential loans that were acquired in the merger.

Noninterest Expense. Noninterest expense increased $1.5 million, or 36.8%, to $5.5 million for the three months ended June 30, 2015 compared to $4.0 million for the three months ended June 30, 2014. Salaries and employee benefits increased $1.3 million primarily due employees retained as a result of the merger as well as normal salary increases. Occupancy and equipment increased $155,000 and $144,000, respectively, primarily due to the acquisition of branches in the merger and increased costs associated with the prior year upgrade of the data processing system to accommodate additional account activity. Amortization of core deposit intangible increased $133,000 due to amortization of the core deposit intangible from the merger. Advertising increased $130,000 related to a cooperative marketing agreement at Exchange Underwriters and advertising initiatives to promote the merger. PA shares tax increased $78,000 due to an increase in stockholders’ equity as a result of the merger. Bankcard processing expense increased $50,000 due to the increase in the number of accounts resulting from the merger. Contracted services increased $56,000 primarily due to increases in data processing expenses and fees associated with becoming a publicly traded company. Other noninterest expense increased $325,000 primarily due to an increase in various miscellaneous expenses due to the merger, such as telephone, supplies, postage, director fees, and business travel. Merger expenses decreased $665,000 due to merger-related expenses incurred in the prior period. Other real estate owned income increased $244,000 due to gains recognized on the sale of properties in the current period.

Income Tax Expense. Income taxes increased $754,000 to $924,000 for the three months ended June 30, 2015 compared to $170,000 for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 was 29.2% compared to 18.7% for the three months ended June 30, 2014. The increase in income taxes and effective tax rate was due to an increase of $2.3 million in net income before income tax expense.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Overview. Net income increased $2.7 million to $4.5 million for the six months ended June 30, 2015 compared to $1.8 million for the six months ended June 30, 2014. The increase is primarily due to the merger in the fourth quarter of 2014 as well by $665,000 of merger-related expenses in the prior period.

Net Interest Income. Net interest income increased $6.4 million, or 77.6%, to $14.7 million for the six months ended June 30, 2015 compared to $8.3 million for the six months ended June 30, 2014.

Interest and dividend income increased $6.9 million, or 75.1%, to $16.1 million for the six months ended June 30, 2015 compared to $9.2 million for the six months ended June 30, 2014. Interest income on loans increased $6.9 million due to an increase in average loans outstanding of $299.8 million primarily due to the merger. Other interest and dividend income increased $151,000 primarily due to an increase in FHLB stock dividends which included the payment of a special dividend in the first quarter of 2015 of $56,000. Interest income on securities exempt from federal tax decreased $133,000 due to deploying proceeds from security calls and maturities into loans and for merger-related funding purposes. There was a decrease of $7.7 million in the average balance on securities exempt from federal tax and a decrease of 17 basis points in yield as a result of purchasing securities with lower prevailing yields.

Interest expense increased $477,000, or 52.2%, to $1.4 million for the six months ended June 30, 2015 compared to $913,000 for the six months ended June 30, 2014. Interest expense on deposits increased $358,000 due to an increase in average interest-bearing deposits of $183.3 million primarily due to the merger. Despite the increase in average balances, the average cost of interest-bearing deposits decreased 2 basis points, primarily related to the repricing of maturing certificates of deposit to lower rates. Interest expense on other borrowed funds and short-term borrowings increased $94,000 and $25,000, respectively, primarily due to an increase in average borrowings of $39.3 million.

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

	(Dollars in thousands)
	Six Months Ended June 30,
	2015			2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans	$678,084	$14,917	4.44%	$378,254	$8,021	4.28%
Investment Securities
Taxable	57,985	467	1.61	72,356	446	1.23
Exempt From Federal Tax	41,924	850	4.05	49,668	1,048	4.22
Other Interest-Earning Assets	13,964	211	3.05	14,896	64	0.87
Total Interest-Earning Assets	791,957	16,445	4.19	515,174	9,579	3.75
Noninterest-Earning Assets	55,967			28,934
Total Assets	$847,924			$544,108

Liabilities and
Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$103,979	77	0.15%	$73,329	72	0.20%
Savings	122,623	110	0.18	88,499	81	0.18
Money Market	158,375	181	0.23	107,285	146	0.27
Time Deposits	152,443	824	1.09	85,032	535	1.27
Total Interest-Bearing Deposits	537,420	1,192	0.45	354,145	834	0.47

Borrowings	58,436	198	0.68	19,120	79	0.83
Total Interest-Bearing Liabilities	595,856	1,390	0.47	373,265	913	0.49

Noninterest-Bearing Demand Deposits	161,969			123,812
Other Liabilities	6,257			3,120
Total Liabilities	764,082			500,197

Stockholders' Equity	83,842			43,911
Total Liabilities and
Stockholders' Equity	$847,924			$544,108

Net interest income		$15,055			$8,666

Net Interest Rate Spread (2)			3.72%			3.26%
Net Interest-Earning Assets (3)	$196,101			$141,909
Net Interest Margin (4)			3.83			3.39
Return on Average Assets			1.08			0.67
Return on Average Equity			10.91			8.35
Average Equity to Average Assets			9.89			8.07
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			132.91			138.02

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

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

	(Dollars in thousands)
	Six Months Ended June 30, 2015
	Compared To
	Six Months Ended June 30, 2014
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$6,585	$311	$6,896
Investment Securities:
Taxable	(100)	121	21
Exempt From Federal Tax	(157)	(41)	(198)
Other Interest-Earning Assets	(4)	151	147
Total Interest-Earning Assets	6,324	542	6,866

Interest Expense:
Deposits	394	(36)	358
Borrowings	135	(16)	119
Total Interest-Bearing Liablities	529	(52)	477
Change in Net Interest Income	$5,795	$594	$6,389

Provision for Loan Losses. The provision for loan losses was $675,000 for the six months ended June 30, 2015. There was no provision for loan losses in the six months ended June 30, 2014. Net charge-offs for the six months ended June 30, 2015 were $184,000 compared to net charge-offs of $42,000 for the six months ended June 30, 2014. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses and determined the current provision was necessary due to current period charge-offs, commercial and indirect auto loan growth, and an increase in substandard loans.

Noninterest Income. Noninterest income increased $2.1 million to $3.6 million for the six months ended June 30, 2015 compared to $1.5 million for the six months ended June 30, 2014 primarily due to a $1.9 million increase in insurance commission from the acquisition of Exchange Underwriters as part of the merger. Included in insurance commissions are $338,000 of contingency fees, which are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. Service fees on deposit accounts increased $239,000 primarily due to check card fees from deposit accounts acquired in the merger. In addition, income from bank owned life insurance increased $119,000 due to the acquisition of policies in the merger. Net gains on sale of loans decreased $155,000 primarily due to losses on the sales of $38.2 million of residential loans that were acquired in the merger.

Noninterest Expense. Noninterest expense increased $3.8 million, or 50.3%, to $11.3 million for the six months ended June 30, 2015 compared to $7.5 million for the six months ended June 30, 2014. Salaries and employee benefits increased $2.6 million primarily due to employees retained as a result of the merger as well as normal salary increases. Occupancy and equipment increased $307,000 and $277,000 , respectively, primarily due to the acquisition of branches in the merger and increased costs associated with the prior year upgrade of the data processing system to accommodate additional account activity. Amortization of core deposit intangible increased $267,000 due to amortization of the core deposit intangible from the merger. Advertising increased $266,000 related to a cooperative marketing agreement at Exchange Underwriters and advertising initiatives to promote the merger. PA shares tax increased $164,000 due to an increase in stockholders’ equity as a result of the merger. Bankcard processing expense increased $99,000 due to the increase in the number of accounts resulting from the merger. Contracted services increased $97,000 primarily due to increases in data processing expenses and fees associated with becoming a publicly traded company. FDIC assessment increased $61,000 due to the increase in deposits from the merger. Other noninterest expense increased $576,000 primarily due to an increase in various miscellaneous expenses due to the merger, such as telephone, supplies, postage, director fees, and business travel. Merger expenses decreased $665,000 due to merger-related expenses incurred in the prior period. Other real estate owned income increased $224,000 due to gains recognized on the sale of properties in the current period.

Income Tax Expense. Income taxes increased $1.4 million to $1.9 million for the six months ended June 30, 2015 compared to $466,000 for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was 29.1% compared to 20.4% for the six months ended June 30, 2014. The increase in income taxes and effective tax rate was due to an increase of $4.1 million in net income before income tax expense.

Off-Balance Sheet Arrangements.

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 8 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of June 30, 2015.

Liquidity and Capital Management

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments and maturities, calls and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at June 30, 2015 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $35.4 million at June 30, 2015. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $24.4 million. In addition, at June 30, 2015, the Company had the ability to borrow up to $331.9 million from the FHLB of Pittsburgh, of which $29.0 million was outstanding, and up to $40.0 million from the Federal Reserve Bank of Cleveland, none of which was outstanding.

At June 30, 2015, time deposits due within one year of that date totaled $61.5 million, or 40.0% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience, that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At June 30, 2015, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $781,000.

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

At June 30, 2015 and December 31, 2014, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	June 30, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$75,780	12.84%	N/A	N/A
For Capital Adequacy Purposes	26,553	4.50	N/A	N/A
To Be Well Capitalized	38,354	6.50	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Actual	75,780	12.84	$69,340	11.63%
For Capital Adequacy Purposes	35,404	6.00	23,840	4.00
To Be Well Capitalized	47,205	8.00	35,760	6.00

Total Capital (to risk weighted assets)
Actual	81,466	13.81	74,484	12.50
For Capital Adequacy Purposes	47,205	8.00	47,680	8.00
To Be Well Capitalized	59,007	10.00	59,600	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	75,780	9.06	69,340	9.33
For Capital Adequacy Purposes	33,460	4.00	29,719	4.00
To Be Well Capitalized	41,825	5.00	37,149	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of June 30, 2015, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2014, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification (President and Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	August 7, 2015	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Date:	August 7, 2015	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

