Form 10-Q
period 2015-09-30
CB Financial Services, Inc.
filed 2015-11-09
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 9, 2015, the number of shares outstanding of the Registrant’s Common Stock was 4,071,462.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
(Dollars in thousands, except share data)	September 30, 2015	December 31, 2014

ASSETS
Cash and Due From Banks:
Interest Bearing	$4,577	$5,933
Non-Interest Bearing	10,887	5,818
Total Cash and Due From Banks	15,464	11,751

Investment Securities:
Available-for-Sale	101,515	105,449
Held-to-Maturity	-	504
Loans, Net	661,225	680,451
Premises and Equipment, Net	10,289	10,593
Bank-Owned Life Insurance	18,089	17,735
Goodwill	5,632	5,632
Core Deposit Intangible	4,487	4,888
Accrued Interest and Other Assets	7,447	9,311
TOTAL ASSETS	$824,148	$846,314

LIABILITIES
Deposits:
Demand Deposits	$163,540	$163,362
NOW Accounts	95,184	98,919
Money Market Accounts	142,927	160,747
Savings Accounts	122,695	118,332
Time Deposits	148,379	151,594
Brokered Deposits	17,221	4,540
Total Deposits	689,946	697,494

Short-Term Borrowings	27,908	46,684
Other Borrowed Funds	15,000	15,136
Accrued Interest and Other Liabilities	5,035	5,088
TOTAL LIABILITIES	737,889	764,402

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,071,462 Shares Outstanding at September 30, 2015 and December 31, 2014, Respectively	1,818	1,818
Capital Surplus	41,762	41,762
Retained Earnings	46,864	42,766
Treasury Stock, at Cost (291,884 Shares at September 30, 2015 and December 31, 2014, Respectively)	(4,999)	(4,999)
Accumulated Other Comprehensive Income	814	565
TOTAL STOCKHOLDERS' EQUITY	86,259	81,912
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$824,148	$846,314

The accompanying notes are an integral part of these consolidated financial statements 1

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2015	2014	2015	2014

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$7,390	$4,077	$22,256	$12,067
Federal Funds Sold	4	7	11	18
Investment Securities:
Taxable	237	187	704	633
Exempt From Federal Income Tax	278	318	848	1,021
Other Interest and Dividend Income	37	24	241	77
TOTAL INTEREST AND DIVIDEND INCOME	7,946	4,613	24,060	13,816

INTEREST EXPENSE
Deposits	577	388	1,769	1,222
Federal Funds Purchased	-	-	1	1
Short-Term Borrowings	16	11	61	31
Other Borrowed Funds	66	28	218	86
TOTAL INTEREST EXPENSE	659	427	2,049	1,340

NET INTEREST INCOME	7,287	4,186	22,011	12,476
Provision For Loan Losses	300	-	975	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,987	4,186	21,036	12,476

NONINTEREST INCOME
Service Fees on Deposit Accounts	632	575	1,834	1,538
Insurance Commissions	772	3	2,640	8
Other Commissions	142	100	379	291
Net Gains on Sales of Loans	205	74	248	272
Net Gains on Sales of Investments	-	35	-	35
Income from Bank-Owned Life Insurance	119	58	354	174
Other	35	10	82	35
TOTAL NONINTEREST INCOME	1,905	855	5,537	2,353

NONINTEREST EXPENSE
Salaries and Employee Benefits	3,131	1,893	9,466	5,642
Occupancy	428	283	1,326	874
Equipment	411	275	1,215	802
FDIC Assessment	120	96	373	288
PA Shares Tax	165	87	513	271
Contracted Services	156	89	440	276
Legal and Professional Fees	118	32	359	306
Advertising	233	88	679	268
Bankcard Processing Expense	116	89	343	217
Other Real Estate Owned Expense (Income)	32	222	(210)	204
Amortization of Core Deposit Intangible	134	-	401	-
Merger-Related	-	368	-	1,033
Other	816	512	2,237	1,357
TOTAL NONINTEREST EXPENSE	5,860	4,034	17,142	11,538

Income Before Income Taxes	3,032	1,007	9,431	3,291
Income Taxes	904	268	2,768	734
NET INCOME	$2,128	$739	$6,663	$2,557

EARNINGS PER SHARE
Basic	$0.52	$0.32	$1.64	$1.09
Diluted	0.52	0.32	1.64	1.09

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,071,462	2,348,323	4,071,462	2,348,956
Diluted	4,071,462	2,348,323	4,071,462	2,354,484

The accompanying notes are an integral part of these consolidated financial statements 2

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Net Income	$2,128	$739	$6,663	$2,557

Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Available-for-Sale Securities Net of Income Tax of $151 and ($2) for the Three Months Ended September 30, 2015 and 2014, Respectively, and $128 and $659 for the Nine Months Ended September 30, 2015 and 2014, Respectively	294	(4)	249	1,279
Reclassification Adjustment for Gains on Securities Included in Net Income, Net of Tax of $12 for the Three and Nine Months Ended September 30, 2014, Respectively (1)	-	(23)	-	(23)
Other Comprehensive Income (Loss), Net of Income Tax	294	(27)	249	1,256
Total Comprehensive Income	$2,422	$712	$6,912	$3,813

(1)	The gross amount of gains on securities of $35,000 for the three and nine months ended September 30, 2014, respectively, is reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect is included in Income Taxes on the Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity

December 31, 2013	2,626,864	$1,095	$5,969	$40,807	$(2,103)	$(763)	$45,005
Comprehensive income:
Net income	-	-	-	2,557	-	-	2,557
Other comprehensive income	-	-	-	-	-	1,256	1,256
Exercise of stock options	14,515	6	200	-	-	-	206
Purchase of common stock, at cost (133,000 shares)	-	-	-	-	(2,896)	-	(2,896)
Dividends paid ($0.63 per share)	-	-	-	(1,478)	-	-	(1,478)
September 30, 2014	2,641,379	$1,101	$6,169	$41,886	$(4,999)	$493	$44,650

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

December 31, 2014	4,363,346	$1,818	$41,762	$42,766	$(4,999)	$565	$81,912
Comprehensive income:
Net income	-	-	-	6,663	-	-	6,663
Other comprehensive income	-	-	-	-	-	249	249
Dividends paid ($0.63 per share)	-	-	-	(2,565)	-	-	(2,565)
September 30, 2015	4,363,346	$1,818	$41,762	$46,864	$(4,999)	$814	$86,259

The accompanying notes are an integral part of these consolidated financial statements 3

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014

OPERATING ACTIVITIES
Net Income	$6,663	$2,557
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	523	1,020
Depreciation and Amortization	1,944	422
Provision for Loan Losses	975	-
Income from Bank-Owned Life Insurance	(354)	(174)
Proceeds From Mortgage Loans Sold	53,476	11,448
Originations of Mortgage Loans for Sale	(15,053)	(11,176)
Gains on Sales of Loans	(248)	(272)
Gains on Sales of Investment Securities	-	(35)
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(284)	-
Decrease in Accrued Interest Receivable	268	118
Increase (Decrease) in Taxes Payable	111	(96)
Decrease in Accrued Interest Payable	(36)	(32)
Receipt of Federal Income Tax Refund	1,218	-
Other, Net	49	(632)
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,252	3,148

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	32,068	39,513
Purchases of Securities	(28,276)	(9,506)
Investment Securities Held-to-Maturity:
Proceeds From Principal Repayments and Maturities	500	530
Net Increase in Loans	(21,194)	(23,297)
Purchase of Premises and Equipment	(365)	(454)
Retirements of Premises and Equipment	-	30
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	15	108
Decrease (Increase) in Restricted Equity Securities	738	(284)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(16,514)	6,640

FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(7,548)	10,423
Net (Decrease) Increase in Short-Term Borrowings	(18,776)	771
Principal Payments on Other Borrowed Funds	(15,136)	(1,000)
Proceeds from Other Borrowed Funds	15,000	-
Cash Dividends Paid	(2,565)	(1,478)
Treasury Stock, Purchases at Cost	-	(2,896)
Exercise of Stock Options	-	206
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(29,025)	6,026

INCREASE IN CASH AND CASH EQUIVALENTS	3,713	15,814
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	11,751	16,417
CASH AND DUE FROM BANKS AT END OF PERIOD	$15,464	$32,231

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $1,765 and $1,251 respectively)	2,086	1,372
Income taxes	1,433	1,225

Real estate acquired in settlement of loans	431	1,501

The accompanying notes are an integral part of these consolidated financial statements 4

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

The Company evaluated the provisions of Accounting Standards Codification (“ASC”) Topic 280 and determined that segment reporting information related to Exchange Underwriters was not required to be presented because the segment comprises less than 10% of total interest and noninterest income and less than 10% of the combined assets of the Company.

The Company evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission and incorporated into the consolidated financial statements the effect of all material known events determined by ASC Topic 855, Subsequent Events, to be recognizable events.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB approved to defer for one year the effective date of this ASU to December 15, 2017 and to also allow entities to early adopt the standard, but not before December 31, 2016. The Company is evaluating the provisions of ASU 2014-09, but does not believe that its adoption will have a material impact on the Company’s financial condition and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-Average Common Shares Outstanding	4,363,346	2,639,097	4,363,346	2,639,866
Average Treasury Stock Shares	(291,884)	(290,774)	(291,884)	(290,910)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,071,462	2,348,323	4,071,462	2,348,956
Additional Common Stock Equivalents (Stock Options) Used to Calculate Diluted Earnings Per Share	-	-	-	5,528
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,071,462	2,348,323	4,071,462	2,354,484

Earnings per share:
Basic	$0.52	$0.32	$1.64	$1.09
Diluted	0.52	0.32	1.64	1.09

Note 3. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$52,724	$352	$(3)	$53,073
Obligations of States and Political Subdivisions	42,865	829	(75)	43,619
Mortgage-Backed Securities - Government-Sponsored Enterprises	3,593	55	-	3,648
Equity Securities - Mutual Funds	500	18	-	518
Equity Securities - Other	600	61	(4)	657
Total	$100,282	$1,315	$(82)	$101,515

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$57,669	$139	$(157)	$57,651
Obligations of States and Political Subdivisions	41,611	886	(116)	42,381
Mortgage-Backed Securities - Government-Sponsored Enterprises	4,240	33	-	4,273
Equity Securities - Mutual Funds	500	14	-	514
Equity Securities - Other	573	58	(1)	630
Total	$104,593	$1,130	$(274)	$105,449

The following table presents the amortized cost and fair value of investment securities held-to-maturity at the date indicated:

	(Dollars in thousands)
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$504	$-	$-	$504

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	September 30, 2015
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	1	$1,018	$(3)	-	$-	$-	1	$1,018	$(3)
Obligations of States and Political Subdivisions	12	7,024	(45)	9	5,368	(30)	21	12,392	(75)
Equity Securities - Other	2	100	(4)	-	-	-	2	100	(4)
Total	15	$8,142	$(52)	9	$5,368	$(30)	24	$13,510	$(82)

	December 31, 2014
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	10	$26,101	$(144)	1	$2,987	$(13)	11	$29,088	$(157)
Obligations of States and Political Subdivisions	5	2,123	(9)	22	13,590	(107)	27	15,713	(116)
Equity Securities - Other	1	48	(1)	-	-	-	1	48	(1)
Total	16	$28,272	$(154)	23	$16,577	$(120)	39	$44,849	$(274)

For debt securities, the Company does not believe any individual unrealized loss as of September 30, 2015 and December 31, 2014 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at September 30, 2015 and December 31, 2014 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	September 30, 2015
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$2,577	$2,618
Due after One Year through Five Years	37,259	37,574
Due after Five Years through Ten Years	49,424	49,950
Due after Ten Years	11,022	11,373
Total	$100,282	$101,515

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

	(Dollars in thousands)
	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$164,362	35.8%	$161,719	39.4%
Commercial	124,786	27.2	104,994	25.7
Construction	14,200	3.1	10,039	2.5
Commercial and Industrial	52,725	11.5	53,238	13.0
Consumer	98,044	21.4	76,242	18.6
Other	4,671	1.0	3,099	0.8
Total Originated Loans	458,788	100.0%	409,331	100.0%
Allowance for Loan Losses	(5,888)		(5,195)
Loans, Net	$452,900		$404,136

Loans Acquired at Fair Value
Real Estate:
Residential	$109,078	52.4%	$161,561	58.4%
Commercial	77,296	37.1	77,864	28.2
Construction	4,583	2.2	12,158	4.4
Commercial and Industrial	16,743	8.0	23,363	8.5
Consumer	625	0.3	1,369	0.5
Total Loans Acquired at Fair Value	$208,325	100.0%	$276,315	100.0%

Total Loans
Real Estate:
Residential	$273,440	35.8%	$323,280	39.4%
Commercial	202,082	27.2	182,858	25.7
Construction	18,783	3.1	22,197	2.5
Commercial and Industrial	69,468	11.5	76,601	13.0
Consumer	98,669	21.4	77,611	18.6
Other	4,671	1.0	3,099	0.8
Total Loans	667,113	100.0%	685,646	100.0%
Allowance for Loan Losses	(5,888)		(5,195)
Loans, Net	$661,225		$680,451

Total unamortized net deferred loan fees were $667,000 and $322,000 at September 30, 2015 and December 31, 2014, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $70.0 million and $62.3 million at September 30, 2015 and December 31, 2014, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At September 30, 2015 and December 31, 2014, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands)
	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$163,766	$227	$364	$5	$164,362
Commercial	112,999	4,529	6,176	1,082	124,786
Construction	13,194	744	-	262	14,200
Commercial and Industrial	48,936	2,177	1,612	-	52,725
Consumer	98,004	-	40	-	98,044
Other	4,671	-	-	-	4,671
Total Originated Loans	$441,570	$7,677	$8,192	$1,349	$458,788

Loans Acquired at Fair Value
Real Estate:
Residential	$106,060	$-	$3,018	$-	$109,078
Commercial	70,424	4,342	2,530	-	77,296
Construction	4,583	-	-	-	4,583
Commercial and Industrial	15,501	1,200	42	-	16,743
Consumer	625	-	-	-	625
Total Loans Acquired at Fair Value	$197,193	$5,542	$5,590	$-	$208,325

Total Loans
Real Estate:
Residential	$269,826	$227	$3,382	$5	$273,440
Commercial	183,423	8,871	8,706	1,082	202,082
Construction	17,777	744	-	262	18,783
Commercial and Industrial	64,437	3,377	1,654	-	69,468
Consumer	98,629	-	40	-	98,669
Other	4,671	-	-	-	4,671
Total Loans	$638,763	$13,219	$13,782	$1,349	$667,113

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$161,191	$194	$315	$19	$161,719
Commercial	89,721	10,761	3,820	692	104,994
Construction	8,805	101	789	344	10,039
Commercial and Industrial	49,612	2,941	383	302	53,238
Consumer	76,238	-	4	-	76,242
Other	3,099	-	-	-	3,099
Total Originated Loans	$388,666	$13,997	$5,311	$1,357	$409,331

Loans Acquired at Fair Value
Real Estate:
Residential	$159,633	$-	$1,928	$-	$161,561
Commercial	73,280	2,429	2,155	-	77,864
Construction	12,158	-	-	-	12,158
Commercial and Industrial	21,913	1,450	-	-	23,363
Consumer	1,369	-	-	-	1,369
Total Loans Acquired at Fair Value	$268,353	$3,879	$4,083	$-	$276,315

Total Loans
Real Estate:
Residential	$320,824	$194	$2,243	$19	$323,280
Commercial	163,001	13,190	5,975	692	182,858
Construction	20,963	101	789	344	22,197
Commercial and Industrial	71,525	4,391	383	302	76,601
Consumer	77,607	-	4	-	77,611
Other	3,099	-	-	-	3,099
Total Loans	$657,019	$17,876	$9,394	$1,357	$685,646

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	September 30, 2015
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$163,613	$107	$274	$-	$381	$368	$164,362
Commercial	121,889	343	-	-	343	2,554	124,786
Construction	13,938	-	-	-	-	262	14,200
Commercial and Industrial	52,691	34	-	-	34	-	52,725
Consumer	97,570	364	70	-	434	40	98,044
Other	4,671	-	-	-	-	-	4,671
Total Originated Loans	$454,372	$848	$344	$-	$1,192	$3,224	$458,788

Loans Acquired at Fair Value
Real Estate:
Residential	$106,515	$14	$408	$54	$476	$2,087	$109,078
Commercial	75,995	210	671	-	881	420	77,296
Construction	4,583	-	-	-	-	-	4,583
Commercial and Industrial	16,685	-	15	43	58	-	16,743
Consumer	565	-	5	55	60	-	625
Total Loans Acquired at Fair Value	$204,343	$224	$1,099	$152	$1,475	$2,507	$208,325

Total Loans
Real Estate:
Residential	$270,128	$121	$682	$54	$857	$2,455	$273,440
Commercial	197,884	553	671	-	1,224	2,974	202,082
Construction	18,521	-	-	-	-	262	18,783
Commercial and Industrial	69,376	34	15	43	92	-	69,468
Consumer	98,135	364	75	55	494	40	98,669
Other	4,671	-	-	-	-	-	4,671
Total Loans	$658,715	$1,072	$1,443	$152	$2,667	$5,731	$667,113

	December 31, 2014
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$161,145	$249	$16	$-	$265	$309	$161,719
Commercial	102,016	2,397	-	-	2,397	581	104,994
Construction	9,695	-	-	-	-	344	10,039
Commercial and Industrial	53,234	-	-	-	-	4	53,238
Consumer	75,839	369	24	10	403	-	76,242
Other	3,099	-	-	-	-	-	3,099
Total Originated Loans	$405,028	$3,015	$40	$10	$3,065	$1,238	$409,331

Loans Acquired at Fair Value
Real Estate:
Residential	$158,576	$1,364	$18	$369	$1,751	$1,234	$161,561
Commercial	77,252	128	-	-	128	484	77,864
Construction	12,158	-	-	-	-	-	12,158
Commercial and Industrial	23,356	7	-	-	7	-	23,363
Consumer	1,341	28	-	-	28	-	1,369
Total Loans Acquired at Fair Value	$272,683	$1,527	$18	$369	$1,914	$1,718	$276,315

Total Loans
Real Estate:
Residential	$319,721	$1,613	$34	$369	$2,016	$1,543	$323,280
Commercial	179,268	2,525	-	-	2,525	1,065	182,858
Construction	21,853	-	-	-	-	344	22,197
Commercial and Industrial	76,590	7	-	-	7	4	76,601
Consumer	77,180	397	24	10	431	-	77,611
Other	3,099	-	-	-	-	-	3,099
Total Loans	$677,711	$4,542	$58	$379	$4,979	$2,956	$685,646

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

	(Dollars in Thousands)
	September 30, 2015	December 31, 2014
Nonaccrual Loans:
Real Estate:
Residential	$2,455	$1,543
Commercial	2,974	1,065
Construction	262	344
Commercial and Industrial	-	4
Consumer	40	-
Total Nonaccrual Loans	5,731	2,956

Accruing Loans Past Due 90 Days or More:
Real Estate:
Residential	54	369
Commercial and Industrial	43	-
Consumer	55	10
Total Accruing Loans 90 Days or More Past Due	152	379
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	5,883	3,335

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate - Commercial	1,116	246
Commercial and Industrial	7	310
Total Originated Loans	1,123	556
Loans Acquired at Fair Value:
Real Estate - Residential	1,306	1,337
Real Estate - Commercial	1,521	1,800
Total Loans Acquired at Fair Value	2,827	3,137
Total Troubled Debt Restructurings, Accruing	3,950	3,693

Total Nonperforming Loans	9,833	7,028

Real Estate Owned:
Residential	151	104
Other	174	174
Total Real Estate Owned	325	278

Total Nonperforming Assets	$10,158	$7,306

Nonperforming Loans to Total Loans	1.47%	1.03%
Nonperforming Assets to Total Assets	1.23	0.86

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $2.8 million and $2.7 million at September 30, 2015 and December 31, 2014, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in our portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 12 loans totaling $4.2 million and 13 loans totaling $4.0 million at September 30, 2015 and December 31, 2014, respectively. Originated loans classified as TDRs consisted of 4 loans totaling $1.4 million and $830,000, respectively, at September 30, 2015 and December 31, 2014. Loans acquired at fair value as TDRs consisted of 8 loans totaling $2.8 million and 9 loans totaling $3.1 million at September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015, one commercial loan previously identified as an originated TDR and two other commercial loans were consolidated into one loan in a new TDR transaction. In addition, two commercial loans previously identified as originated TDRs were refinanced in new TDR transactions. During the three and nine months ended September 30, 2015, one commercial TDR acquired at fair value paid off. No TDRs have subsequently defaulted during the three or nine months ended September 30, 2015 and 2014, respectively.

The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated.

	Nine Months Ended September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	2	$912	$1,135	$108
Total	2	$912	$1,135	$108

	Three and Nine Months Ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	1	$9	$9	$-
Total	1	$9	$9	$-

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	September 30, 2015
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$6	$-	$18	$16	$1
Commercial	6,246	-	6,246	6,374	173
Construction	262	-	262	311	-
Commercial and Industrial	1,406	-	1,406	1,409	43
Total With No Related Allowance Recorded	$7,920	$-	$7,932	$8,110	$217

Loans Acquired at Fair Value
Real Estate:
Residential	$1,306	$-	$1,306	$1,320	$50
Commercial	3,107	-	3,166	3,345	120
Commercial and Industrial	42	-	42	47	1
Total With No Related Allowance Recorded	$4,455	$-	$4,514	$4,712	$171

Total Loans
Real Estate:
Residential	$1,312	$-	$1,324	$1,336	$51
Commercial	9,353	-	9,412	9,719	293
Construction	262	-	262	311	-
Commercial and Industrial	1,448	-	1,448	1,456	44
Total With No Related Allowance Recorded	$12,375	$-	$12,446	$12,822	$388

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,432	$405	$1,451	$1,456	$23
Commercial and Industrial	213	135	213	239	10
Total With A Related Allowance Recorded	$1,645	$540	$1,664	$1,695	$33

Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$6	$-	$18	$16	$1
Commercial	7,678	405	7,697	7,830	196
Construction	262	-	262	311	-
Commercial and Industrial	1,619	135	1,619	1,648	53
Total Impaired Loans	$9,565	$540	$9,596	$9,805	$250

Loans Acquired at Fair Value
Real Estate:
Residential	$1,306	$-	$1,306	$1,320	$50
Commercial	3,107	-	3,166	3,345	120
Commercial and Industrial	42	-	42	47	1
Total Impaired Loans	$4,455	$-	$4,514	$4,712	$171

Total Loans
Real Estate:
Residential	$1,312	$-	$1,324	$1,336	$51
Commercial	10,785	405	10,863	11,175	316
Construction	262	-	262	311	-
Commercial and Industrial	1,661	135	1,661	1,695	54
Total Impaired Loans	$14,020	$540	$14,110	$14,517	$421

	December 31, 2014
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$45	$-	$70	$55	$-
Commercial	3,352	-	3,366	4,300	149
Commercial and Industrial	369	-	369	426	17
Total With No Related Allowance Recorded	$3,766	$-	$3,805	$4,781	$166

Loans Acquired at Fair Value
Real Estate:
Residential	$947	$-	$947	$957	$51
Commercial	1,846	-	1,885	1,926	93
Total With No Related Allowance Recorded	$2,793	$-	$2,832	$2,883	$144

Total Loans
Real Estate:
Residential	$992	$-	$1,017	$1,012	$51
Commercial	5,198	-	5,251	6,226	242
Commercial and Industrial	369	-	369	426	17
Total With No Related Allowance Recorded	$6,559	$-	$6,637	$7,664	$310

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,382	$519	$1,389	$1,427	$51
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	317	254	317	319	17
Total With A Related Allowance Recorded	$2,832	$873	$2,839	$3,112	$109

Total Loans
Originated Loans
Real Estate:
Residential	$45	$-	$70	$55	$-
Commercial	4,734	519	4,755	5,727	200
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	686	254	686	745	34
Total Impaired Loans	$6,598	$873	$6,644	$7,893	$275

Loans Acquired at Fair Value
Real Estate:
Residential	$947	$-	$947	$957	$51
Commercial	1,846	-	1,885	1,926	93
Total Impaired Loans	$2,793	$-	$2,832	$2,883	$144

Total Loans
Real Estate:
Residential	$992	$-	$1,017	$1,012	$51
Commercial	6,580	519	6,640	7,653	293
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	686	254	686	745	34
Total Impaired Loans	$9,391	$873	$9,476	$10,776	$419

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment for the periods indicated.

	(Dollars in thousands)
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
June 30, 2015	$1,667	$1,746	$87	$917	$1,338	$(69)	$5,686
Charge-offs	(28)	-	-	-	(114)	-	(142)
Recoveries	4	1	-	-	39	-	44
Provision	(87)	135	28	(94)	241	77	300
September 30, 2015	$1,556	$1,882	$115	$823	$1,504	$8	$5,888

December 31, 2014	$2,690	$582	$122	$684	$1,015	$102	$5,195
Charge-offs	(139)	(18)	-	-	(230)	-	(387)
Recoveries	9	4	-	10	82	-	105
Provision	(1,004)	1,314	(7)	129	637	(94)	975
September 30, 2015	$1,556	$1,882	$115	$823	$1,504	$8	$5,888

Originated Loans
Individually Evaluated for Impairment	$-	$405	$-	$135	$-	$-	$540
Collectively Evaluated for Potential Impairment	$1,556	$1,477	$115	$688	$1,504	$8	$5,348

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
June 30, 2014	$1,478	$1,712	$293	$1,027	$571	$259	$5,340
Charge-offs	-	-	-	-	(36)	-	(36)
Recoveries	1	-	-	2	30	-	33
Provision	10	(2)	(64)	(55)	265	(154)	-
September 30, 2014	$1,489	$1,710	$229	$974	$830	$105	$5,337

December 31, 2013	$1,481	$1,703	$355	$1,013	$592	$238	$5,382
Charge-offs	(10)	-	-	-	(103)	-	(113)
Recoveries	2	-	-	4	62	-	68
Provision	16	7	(126)	(43)	279	(133)	-
September 30, 2014	$1,489	$1,710	$229	$974	$830	$105	$5,337

Originated Loans
Individually Evaluated for Impairment	$-	$460	$192	$244	$-	$-	$896
Collectively Evaluated for Potential Impairment	$1,489	$1,250	$37	$730	$830	$105	$4,441

December 31, 2014	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$519	$100	$254	$-	$-	$873
Collectively Evaluated for Potential Impairment	$2,690	$63	$22	$430	$1,015	$102	$4,322

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2014	$4,359
Accretable yield	(839)
Nonaccretable premium	78
Balance at September 30, 2015	$3,598

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	September 30, 2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$6	$7,678	$262	$1,619	$-	$-	$9,565
Collectively Evaluated for Potential Impairment	164,356	117,108	13,938	51,106	98,044	4,671	449,223
	$164,362	$124,786	$14,200	$52,725	$98,044	$4,671	$458,788

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,306	$3,107	$-	$42	$-	$-	$4,455
Collectively Evaluated for Potential Impairment	107,772	74,189	4,583	16,701	625	-	203,870
	$109,078	$77,296	$4,583	$16,743	$625	$-	$208,325

Total Loans
Individually Evaluated for Impairment	$1,312	$10,785	$262	$1,661	$-	$-	$14,020
Collectively Evaluated for Potential Impairment	272,128	191,297	18,521	67,807	98,669	4,671	653,093
	$273,440	$202,082	$18,783	$69,468	$98,669	$4,671	$667,113

	December 31, 2014
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$45	$4,734	$1,133	$686	$-	$-	$6,598
Collectively Evaluated for Potential Impairment	161,674	100,260	8,906	52,552	76,242	3,099	402,733
	$161,719	$104,994	$10,039	$53,238	$76,242	$3,099	$409,331

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$947	$1,846	$-	$-	$-	$-	$2,793
Collectively Evaluated for Potential Impairment	160,614	76,018	12,158	23,363	1,369	-	273,522
	$161,561	$77,864	$12,158	$23,363	$1,369	$-	$276,315

Total Loans
Individually Evaluated for Impairment	$992	$6,580	$1,133	$686	$-	$-	$9,391
Collectively Evaluated for Potential Impairment	322,288	176,278	21,064	75,915	77,611	3,099	676,255
	$323,280	$182,858	$22,197	$76,601	$77,611	$3,099	$685,646

Note 5. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

Maturity Period:	September 30, 2015
One Year or Less	$62,907
Over One Through Two Years	28,915
Over Two Through Three Years	16,342
Over Three Through Four Years	11,628
Over Four Through Five Years	17,579
Over Five Years	11,008
Total	$148,379

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $33.1 million and $26.9 million as of September 30, 2015 and December 31, 2014, respectively.

Note 6. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	September 30, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$341	0.39%	$375	0.46%
Maximum Amount Outstanding at any Month End	100		1,850

FHLB Borrowings:
Balance at Period End	-	-	25,800	0.32
Average Balance Outstanding During the Period	7,531	0.36	4,283	0.31
Maximum Amount Outstanding at any Month End	30,950		25,800

Securities Sold Under Agreements to Repurchase:
Balance at Period End	27,908	0.18	20,884	0.17
Average Balance Outstanding During the Period	22,956	0.24	17,525	0.26
Maximum Amount Outstanding at any Month End	27,908		25,893

Securities Collaterizing the Agreements at Period-End:
Carrying Value	33,034		23,244
Market Value	33,289		23,243

Note 7. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	September 30, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$-	-%	$15,136	3.78%
Due After One Year to Two Years	3,500	0.94	-	-
Due After Two Years to Three Years	3,500	1.35	-	-
Due After Three Years to Four Years	3,000	1.68	-	-
Due After Four Years to Five Years	3,000	1.88	-	-
Due After Five Years	2,000	2.12	-	-
Total	$15,000	1.53	$15,136	3.78

As of September 30, 2015, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $297.1 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $20.0 million as of September 30, 2015 and December 31, 2014.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank for $40.0 million that requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various banks totaling $40.0 million. As of September 30, 2015 and December 31, 2014, no draws had been taken on these facilities.

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

	(Dollars in thousands)
	September 30, 2015	December 31, 2014
Standby Letters of Credit	$21,229	$18,260
Performance Letters of Credit	2,224	2,986
Construction Mortgages	25,334	12,241
Personal Lines of Credit	5,847	5,675
Overdraft Protection Lines	6,158	6,505
Home Equity Lines of Credit	14,237	13,253
Commercial Lines of Credit	52,043	54,301
	$127,072	$113,221

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

		(Dollars in thousands)
	Valuation Technique	September 30, 2015	December 31, 2014
Available for Sales Securities:
U.S. Government Agencies	Level II	$53,073	$57,651
Obligations of States and Political Subdivisions	Level II	43,619	42,381
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	3,648	4,273
Equity Securities - Mutual Funds	Level I	518	514
Equity Securities - Other	Level I	657	630
Total Available for Sale Securities		$101,515	$105,449

The following table presents the financial assets measured at fair value on a nonrecurring basis on the Consolidated Statement of Financial Condition as of the dates indicated by level within the fair value hierarchy. The table also presents the significant unobservable inputs used in the fair value measurements. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include quoted market prices for identical assets classified as Level I inputs or observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		(Dollars in thousands)
		Fair Value at				Significant
Financial Asset	Valuation Technique	September 30, 2015	December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Unobservable Input Value
Impaired Loans	Level III	$1,105	$1,959	Market Comparable Properties	Marketability Discount	10%	to	30% (1)
OREO	Level III	431	77	Market Comparable Properties	Marketability Discount	10%	to	50% (1)

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when the loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At September 30, 2015 and December 31, 2014, the fair value of impaired loans consists of the loan balance of $1.6 million and $2.8 million, respectively, less their specific valuation allowances of $540,000 and $873,000, respectively.

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

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		September 30, 2015		December 31, 2014
	Valuation Method Used	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$4,577	$4,577	$5,933	$5,933
Non-Interest Bearing	Level I	10,887	10,887	5,818	5,818
Investment Securities:
Available for Sale	See Above	101,515	101,515	105,449	105,449
Held-to-Maturity	Level II	-	-	504	504
Loans, Net	Level III	661,225	679,177	680,451	695,844
Restricted Stock	Level II	2,651	2,651	3,390	3,390
Bank-Owned Life Insurance	Level II	18,089	18,089	17,735	17,735
Accrued Interest Receivable	Level II	2,267	2,267	2,535	2,535

Financial Liabilities:
Deposits	Level II	689,946	690,455	697,494	698,418
Short-term Borrowings	Level II	27,908	27,908	46,684	46,684
Other Borrowed Funds	Level III	15,000	15,061	15,136	15,305
Accrued Interest Payable	Level II	312	312	348	348

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

The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from 16 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc, the Bank’s wholly-owned subsidiary that is a full-service, independent insurance agency.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2015 compared to the financial condition as of December 31, 2014 and the consolidated results of operations for the three and nine months ended September 30, 2015 and 2014.

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

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in the southwestern Pennsylvania market area.

Statement of Financial Condition Analysis

Assets. Total assets decreased $22.2 million, or 2.6%, to $824.1 million at September 30, 2015 compared to $846.3 million at December 31, 2014.

Investment securities classified as available-for-sale decreased $3.9 million, or 3.7%, to $101.5 million at September 30, 2015 compared to $105.4 million at December 31, 2014. This decrease was primarily the result of calls and maturities of U.S. government agencies and obligations of states and political subdivisions that were utilized to pay down borrowings and were partially reinvested in U.S. government agencies and obligations of states and political subdivisions.

Loans, net, decreased $19.2 million, or 2.8%, to $661.2 million at September 30, 2015 compared to $680.5 million at December 31, 2014 primarily due to $38.2 million of residential loan sales in the second quarter partially offset by increases of $21.1 million in consumer loans (mainly indirect auto loans) and $19.2 million in commercial real estate loans. The loan sales were primarily comprised of 30-year fixed rate mortgage loans that were acquired in the merger and were secured by properties located outside the Bank’s normal lending area within the five counties it conducts business. The Company utilized the proceeds from the loan sales to payoff $14.0 million of borrowings in the third quarter and to fund commercial loan originations, which have shorter interest rate repricing durations than mortgage loans.

Other assets decreased $1.4 million, or 15.4%, primarily due to the receipt of a $1.2 million federal income tax refund.

Liabilities. Total liabilities decreased $26.5 million, or 3.5%, to $737.9 million at September 30, 2015 compared to $764.4 million at December 31, 2014.

Total deposits decreased $7.5 million, or 1.1%, to $689.9 million at September 30, 2015 compared to $697.5 million at December 31, 2014. There were decreases of $17.8 million in money market accounts, $3.7 million in NOW accounts and $3.2 million in time deposits, partially offset by increases of $12.7 million in brokered deposits and $4.4 million in savings accounts. The decrease in deposit balances is partly attributable to a decline in school district deposits, which is a seasonal fluctuation, as well as a decline in oil and gas industry related deposits. Brokered deposits increased primarily due to the Bank participating in a reciprocal deposit network, which allows participating institutions to both send and receive identical amounts simultaneously and provides increased FDIC insurance coverage on customer deposit amounts greater than $250,000. The reciprocal deposit network does not share the same characteristics of traditional brokered deposits because they are based on actual customer relationships. Due to the low interest rate environment, the Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships.

Short-term borrowings decreased $18.8 million, or 40.2%, to $27.9 million at September 30, 2015 compared to $46.7 million at December 31, 2014. At September 30, 2015, short-term borrowings were comprised entirely of $27.9 million of securities sold under agreements to repurchase compared to $20.9 million at December 31, 2014. The increase is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. In addition, in the first quarter, a portion of FHLB short-term borrowings were replaced with $15.0 million in long-term borrowings with laddered maturities designed to mitigate the Company’s interest rate risk in the event of rising interest rates. Funds generated from loan sales and security maturities and calls were utilized to payoff FHLB short-term borrowings and $15.0 million of long-term FHLB borrowings. As a result of current year activity, the weighted average interest rate on long-term borrowings decreased from 3.78% to 1.53%.

Stockholders’ Equity. Stockholders’ equity increased $4.3 million, or 5.3%, to $86.3 million at September 30, 2015 compared to $81.9 million at December 31, 2014. During the period, net income was $6.7 million and the Company paid $2.6 million in dividends to stockholders.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Overview. Net income increased $1.4 million, to $2.1 million, for the three months ended September 30, 2015 compared to $739,000 for the three months ended September 30, 2014. The increase is primarily due to income generated in the current period from the merger in the fourth quarter of 2014 as well as $368,000 of merger-related expenses incurred in the prior period only.

Net Interest Income. Net interest income increased $3.1 million, or 74.1%, to $7.3 million for the three months ended September 30, 2015 compared to $4.2 million for the three months ended September 30, 2014.

Interest and dividend income increased $3.3 million, or 72.3%, to $7.9 million for the three months ended September 30, 2015 compared to $4.6 million for the three months ended September 30, 2014. Interest income on loans increased $3.3 million due to an increase in average loans outstanding of $274.6 million primarily due to the merger. Despite a decrease of $7.9 million in the average balance, interest income on taxable securities increased $50,000 due to an increase of 53 basis points in yield from new purchases or from higher yields on the remaining securities in the portfolio. Other interest and dividend income increased $13,000 primarily due to an increase in FHLB stock dividends. As a result of an increase in borrowings compared to the prior period, the Bank was required to hold additional FHLB stock. Interest income on securities exempt from federal tax decreased $40,000 due to deploying proceeds from security calls and maturities into loans and for merger-related funding purposes in the prior period. There was a decrease of $3.2 million in the average balance on securities exempt from federal tax and a decrease of 25 basis points in yield as a result of purchasing securities with lower prevailing yields.

Interest expense increased $232,000, or 54.3%, to $659,000 for the three months ended September 30, 2015 compared to $427,000 for the three months ended September 30, 2014. Interest expense on deposits increased $189,000 due to an increase in average interest-bearing deposits of $180.0 million primarily due to the merger. Despite the increase in average balances, the average cost of interest-bearing deposits decreased 1 basis point, primarily related to the repricing of maturing certificates of deposit to lower rates. Interest expense on other borrowed funds and short-term borrowings increased $38,000 and $5,000, respectively, primarily due to an increase in average borrowings of $24.8 million.

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

	(Dollars in thousands)
	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
Assets:
Interest-Earning Assets:
Loans	$661,977	$7,418	4.45%	$387,424	$4,098	4.20%
Investment Securities
Taxable	55,136	237	1.72	63,061	187	1.19
Exempt From Federal Tax	42,795	414	3.87	45,945	473	4.12
Other Interest-Earning Assets	11,744	41	1.39	17,490	31	0.70
Total Interest-Earning Assets	771,652	8,110	4.17	513,920	4,789	3.70
Noninterest-Earning Assets	55,394			31,607
Total Assets	$827,046			$545,527

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$103,917	41	0.16%	$70,370	33	0.19%
Savings	123,727	57	0.18	91,662	43	0.19
Money Market	146,702	87	0.24	102,694	70	0.27
Time Deposits	153,698	392	1.01	83,303	242	1.15
Total Interest-Bearing Deposits	528,044	577	0.43	348,029	388	0.44

Borrowings	44,647	82	0.73	19,855	39	0.78
Total Interest-Bearing Liabilities	572,691	659	0.46	367,884	427	0.46

Noninterest-Bearing Demand Deposits	163,182			129,550
Other Liabilities	5,415			3,174
Total Liabilities	741,288			500,608

Stockholders' Equity	85,758			44,919
Total Liabilities and
Stockholders' Equity	$827,046			$545,527

Net Interest Income		$7,451			$4,362

Net Interest Rate Spread (2)			3.71%			3.24%
Net Interest-Earning Assets (3)	$198,961			$146,036
Net Interest Margin (4)			3.83			3.37
Return on Average Assets			1.02			0.54
Return on Average Equity			9.84			6.53
Average Equity to Average Assets			10.37			8.23
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.74			139.70

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 34%. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	(Dollars in thousands) Three Months Ended September 30, 2015 Compared To Three Months Ended September 30, 2014
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$3,063	$257	$3,320
Investment Securities:
Taxable	(25)	75	50
Exempt From Federal Tax	(31)	(28)	(59)
Other Interest-Earning Assets	(13)	23	10
Total Interest-Earning Assets	2,994	327	3,321

Interest Expense:
Deposits	198	(9)	189
Borrowings	46	(3)	43
Total Interest-Bearing Liablities	244	(12)	232
Change in Net Interest Income	$2,750	$339	$3,089

Provision for Loan Losses. The provision for loan losses was $300,000 for the three months ended September 30, 2015 and was all applied to the originated loan portfolio. There was no provision for loan losses for the three months ended September 30, 2014. Net charge-offs for the three months ended September 30, 2015 were $98,000 compared to $3,000 for the three months ended September 30, 2014. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses and determined the current quarter provision was necessary due to quarterly charge-offs, commercial and indirect auto loan growth and an increase in substandard loans.

Noninterest Income. Noninterest income increased $1.1 million to $1.9 million for the three months ended September 30, 2015 compared to $855,000 for the three months ended September 30, 2014 primarily due to a $769,000 increase in insurance commission from the acquisition of Exchange Underwriters as part of the merger. Net gains on the sales of loans increased $131,000 primarily due an increase in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. Income from bank owned life insurance increased $61,000 due to the acquisition of policies in the merger. Service fees on deposit accounts increased $57,000 primarily due to check card fees from deposit accounts acquired in the merger. Other miscellaneous income increased $25,000 primarily due to a decline in amortization on mortgage servicing rights related to loans sold to the FHLB as part of the MPF® program.

Noninterest Expense. Noninterest expense increased $1.8 million, or 45.3%, to $5.9 million for the three months ended September 30, 2015 compared to $4.0 million for the three months ended September 30, 2014. Salaries and employee benefits increased $1.2 million primarily due to employees retained as a result of the merger as well as normal salary increases. Occupancy and equipment increased $145,000 and $136,000, respectively, primarily due to the acquisition of branches in the merger and increased costs associated with the prior year upgrade of the data processing system to accommodate additional account activity. Advertising increased $145,000 related to a cooperative marketing agreement at Exchange Underwriters and advertising initiatives to promote the merger. Amortization of core deposit intangible increased $134,000 due to amortization of the core deposit intangible from the merger. Legal and professional fees increased $86,000 due to legal fees that were reclassified to other real estate owned expense in the prior period and a cybersecurity audit conducted in the current period. PA shares tax, which is calculated based on the Bank’s stockholders’ equity, increased $78,000 due to an increase in stockholders’ equity from of the merger. Contracted services increased $67,000 primarily due to increases in data processing expenses and fees associated with becoming a publicly traded company. Bankcard processing expense increased $27,000 due to the increase in the number of accounts from the merger. Other noninterest expense increased $304,000 primarily due to an increase in various miscellaneous expenses due to the merger, such as telephone, supplies, postage, director fees, and business travel. Merger expenses decreased $368,000 due to merger-related expenses incurred in the prior period only. Other real estate owned expense decreased $190,000 due to a writedown and related legal expenses associated with a commercial property in the prior period.

Income Tax Expense. Income taxes increased $636,000 to $904,000 for the three months ended September 30, 2015 compared to $268,000 for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was 29.8% compared to 26.6% for the three months ended September 30, 2014. The increase in income taxes and effective tax rate was due to an increase of $2.0 million in net income before income tax expense and a decrease in tax-exempt income.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Overview. Net income increased $4.1 million, to $6.7 million, for the nine months ended September 30, 2015 compared to $2.6 million for the nine months ended September 30, 2014. The increase is primarily due to income generated in the current period from the merger in the fourth quarter of 2014 as well by $1.0 of merger-related expenses incurred in the prior period only.

Net Interest Income. Net interest income increased $9.5 million, or 76.4%, to $22.0 million for the nine months ended September 30, 2015 compared to $12.5 million for the nine months ended September 30, 2014.

Interest and dividend income increased $10.2 million, or 74.1%, to $24.1 million for the nine months ended September 30, 2015 compared to $13.8 million for the nine months ended September 30, 2014. Interest income on loans increased $10.2 million due to an increase in average loans outstanding of $291.3 million primarily due to the merger. Other interest and dividend income increased $164,000 primarily due to an increase in FHLB stock dividends which included the payment of a special dividend in the first quarter of 2015 of $56,000. As a result of an increase in borrowings compared to the prior period, the Bank was required to hold additional FHLB stock. Despite a decrease of $12.2 million in the average balance, interest income on taxable securities increased $71,000 due to an increase of 43 basis points in yield from new purchases or from higher yields on the remaining securities in the portfolio. Interest income on securities exempt from federal tax decreased $173,000 due to deploying proceeds from security calls and maturities into loans and for merger-related funding purposes in the prior period. There was a decrease of $6.2 million in the average balance on securities exempt from federal tax and a decrease of 20 basis points in yield as a result of purchasing securities with lower prevailing yields.

Interest expense increased $709,000, or 52.9%, to $2.0 million for the nine months ended September 30, 2015 compared to $1.3 million for the nine months ended September 30, 2014. Interest expense on deposits increased $547,000 due to an increase in average interest-bearing deposits of $179.9 million primarily due to the merger. Despite the increase in average balances, the average cost of interest-bearing deposits decreased 2 basis points, primarily related to the repricing of maturing certificates of deposit to lower rates. Interest expense on other borrowed funds and short-term borrowings increased $132,000 and $30,000, respectively, primarily due to an increase in average borrowings of $34.4 million.

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

	(Dollars in thousands)
	Nine Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/Cost (1)	Average Balance	Interest and Dividends	Yield/Cost (1)
Assets:
Interest-Earning Assets:
Loans	$672,656	$22,335	4.44%	$381,344	$12,119	4.25%
Investment Securities
Taxable	57,025	704	1.65	69,223	633	1.22
Exempt From Federal Tax	42,217	1,264	3.99	48,414	1,521	4.19
Other Interest-Earning Assets	13,216	252	2.55	15,770	95	0.81
Total Interest-Earning Assets	785,114	24,555	4.18	514,751	14,368	3.73
Noninterest-Earning Assets	55,774			29,835
Total Assets	$840,888			$544,586

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$101,673	121	0.16%	$72,332	105	0.19%
Savings	122,995	166	0.18	89,565	124	0.19
Money Market	154,441	268	0.23	105,738	216	0.27
Time Deposits	152,867	1,214	1.06	84,449	777	1.23
Total Interest-Bearing Deposits	531,976	1,769	0.44	352,084	1,222	0.46

Borrowings	53,789	280	0.70	19,368	118	0.81
Total Interest-Bearing Liabilities	585,765	2,049	0.47	371,452	1,340	0.48

Noninterest-Bearing Demand Deposits	164,663			125,745
Other Liabilities	5,972			3,139
Total Liabilities	756,400			500,336

Stockholders' Equity	84,488			44,250
Total Liabilities and Stockholders' Equity	$840,888			$544,586

Net interest income		$22,506			$13,028

Net Interest Rate Spread (2)			3.71%			3.25%
Net Interest-Earning Assets (3)	$199,349			$143,299
Net Interest Margin (4)			3.83			3.38
Return on Average Assets			1.06			0.63
Return on Average Equity			10.54			7.73
Average Equity to Average Assets			10.05			8.13
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.03			138.58

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	(Dollars in thousands)
	Nine Months Ended September 30, 2015 Compared To Nine Months Ended September 30, 2014
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$9,651	$565	$10,216
Investment Securities:
Taxable	(126)	197	71
Exempt From Federal Tax	(186)	(71)	(257)
Other Interest-Earning Assets	(17)	174	157
Total Interest-Earning Assets	9,322	865	10,187

Interest Expense:
Deposits	602	(55)	547
Borrowings	180	(18)	162
Total Interest-Bearing Liablities	782	(73)	709
Change in Net Interest Income	$8,540	$938	$9,478

Provision for Loan Losses. The provision for loan losses was $975,000 for the nine months ended September 30, 2015. There was no provision for loan losses in the nine months ended September 30, 2014. Net charge-offs for the nine months ended September 30, 2015 were $282,000 compared to net charge-offs of $45,000 for the nine months ended September 30, 2014. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses and determined the current provision was necessary due to current period charge-offs, commercial and indirect auto loan growth, and an increase in substandard loans.

Noninterest Income. Noninterest income increased $3.2 million to $5.5 million for the nine months ended September 30, 2015 compared to $2.4 million for the nine months ended September 30, 2014 primarily due to a $2.6 million increase in insurance commission from the acquisition of Exchange Underwriters as part of the merger. Included in insurance commissions are $340,000 of contingency fees, which are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. Service fees on deposit accounts increased $296,000 primarily due to check card fees from deposit accounts acquired in the merger. In addition, income from bank owned life insurance increased $180,000 due to the acquisition of policies in the merger. Net gains on sale of loans decreased $24,000 primarily due to losses on the sales of $38.2 million of residential loans that were acquired in the merger. Other miscellaneous income increased $47,000 primarily due to a decline in amortization on mortgage servicing rights related to loans sold to the FHLB as part of the MPF® program.

Noninterest Expense. Noninterest expense increased $5.6 million, or 48.6%, to $17.1 million for the nine months ended September 30, 2015 compared to $11.5 million for the nine months ended September 30, 2014. Salaries and employee benefits increased $3.8 million primarily due to employees retained as a result of the merger as well as normal salary increases. Occupancy and equipment increased $452,000 and $413,000, respectively, primarily due to the acquisition of branches in the merger and increased costs associated with the prior year upgrade of the data processing system to accommodate additional account activity. Advertising increased $411,000 related to a cooperative marketing agreement at Exchange Underwriters and advertising initiatives to promote the merger. Amortization of core deposit intangible increased $401,000 due to amortization of the core deposit intangible from the merger. PA shares tax, which is calculated based on the Bank’s stockholders’ equity, increased $242,000 due to an increase in stockholders’ equity from the merger. Contracted services increased $164,000 primarily due to increases in data processing expenses and fees associated with becoming a publicly traded company. Bankcard processing expense increased $126,000 due to the increase in the number of accounts from the merger. The FDIC assessment increased $85,000 due to the increase in deposits from the merger. Other noninterest expense increased $880,000 primarily due to an increase in various miscellaneous expenses due to the merger, such as telephone, supplies, postage, director fees, and business travel. Merger expenses decreased $1.0 million due to merger-related expenses incurred in the prior period only. Other real estate owned income was $210,000 in the current period compared to expense of $204,000 in the prior period resulting in a decrease of $414,000 in expense due to gains recognized on the sale of properties in the current period and a writedown and related legal expenses associated with a commercial property in the prior period.

Income Tax Expense. Income taxes increased $2.0 million to $2.8 million for the nine months ended September 30, 2015 compared to $734,000 for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was 29.4% compared to 22.3% for the nine months ended September 30, 2014. The increase in income taxes and effective tax rate was due to an increase of $6.1 million in net income before income tax expense and a decrease in tax-exempt income.

Off-Balance Sheet Arrangements.

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 8 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of September 30, 2015.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at September 30, 2015 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $15.5 million at September 30, 2015. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $18.1 million. In addition, at September 30, 2015, the Company had the ability to borrow up to $297.1 million from the FHLB of Pittsburgh, of which $15.0 million was outstanding and $19.5 million was utilized toward a standby letter of credit. The Company also has the ability to borrow up to $40.0 million from the Federal Reserve Bank through its Borrower-In-Custody line of credit agreement and $40.0 million from multiple line of credit arrangements with various banks, none of which were outstanding.

At September 30, 2015, time deposits due within one year of that date totaled $62.9 million, or 42.4% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience, that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At September 30, 2015, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $776,000.

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

At September 30, 2015 and December 31, 2014, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	September 30, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$77,084	12.91%	N/A	N/A
For Capital Adequacy Purposes	26,873	4.50	N/A	N/A
To Be Well Capitalized	38,816	6.50	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Actual	77,084	12.91	$69,340	11.63%
For Capital Adequacy Purposes	35,830	6.00	23,840	4.00
To Be Well Capitalized	47,774	8.00	35,760	6.00

Total Capital (to risk weighted assets)
Actual	82,972	13.89	74,484	12.50
For Capital Adequacy Purposes	47,774	8.00	47,680	8.00
To Be Well Capitalized	59,717	10.00	59,600	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	77,084	9.41	69,340	9.33
For Capital Adequacy Purposes	32,754	4.00	29,719	4.00
To Be Well Capitalized	40,942	5.00	37,149	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of September 30, 2015, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2014, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 21, 2014, a class action complaint, captioned Sutton v. FedFirst Financial Corp., et al., was filed under Case No. 24C14002331, in the Circuit Court in Baltimore City, Maryland (the “Court”), against FedFirst Financial Corp., each of FedFirst Financial’s directors, and CB Financial. The complaint alleged, among other things, that the FedFirst Financial directors breached their fiduciary duties to FedFirst Financial and its stockholders by agreeing to sell to CB Financial without first taking steps to ensure that FedFirst Financial stockholders would obtain adequate, fair and maximum consideration under the circumstances, by agreeing to terms with CB Financial that benefit themselves and/or CB Financial without regard for the FedFirst Financial stockholders and by agreeing to terms with CB Financial that discourages other bidders. The plaintiff also alleged that CB Financial aided and abetted the FedFirst Financial directors’ breaches of fiduciary duties. The complaint sought, among other things, an order declaring the Merger Agreement unenforceable and rescinding and invalidating the Merger Agreement, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. On June 20, 2014, FedFirst Financial and the individual defendants filed a Motion to Dismiss the complaint. On July 29, 2014, the plaintiff filed an amended complaint adding an additional claim that the Form S-4 filed by CB Financial in connection with the merger contained material misstatements and omissions. On September 22, 2014, the Court dismissed all claims as to all defendants with prejudice, including claims against FedFirst Financial and its directors as well as claims against CB Financial. The plaintiff appealed the dismissal of the complaint. On October 29, 2015, the Maryland Court of Special Appeals affirmed the dismissal of the case. The plaintiff has the ability to file a petition for certiorari to the highest court in the state, the Maryland Court of Appeals, who would then decide whether to hear the appeal. CB Financial continues to believe that the factual allegations in the complaint, as amended, are without merit.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification (President and Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date: November 9, 2015	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Date: November 9, 2015	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)