Form 10-K
period 2015-12-31
CB Financial Services, Inc.
filed 2016-03-14
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015, as reported by the Nasdaq Global Market, was approximately $74.0 million.

As of March 14, 2016, the number of shares outstanding of the Registrant’s Common Stock was 4,081,017.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant (Part III)

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;
•	exploration and drilling of natural gas reserves in our market area may be affected by federal, state and local laws and regulations affecting production, permitting, environmental protection and other matters, which could materially and adversely affect our customers, loan and deposit volume, and asset quality;
•	our customers who depend on the exploration and drilling of natural gas reserves may be materially and adversely affected by decreases in the market prices for natural gas;
•	adverse changes in the financial industry, securities, credit, and national and local real estate markets (including real estate values);
•	significant increases in our loan losses, including our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
•	competition among depository and other financial institutions;
•	our ability to successfully integrate the operations of businesses we have acquired;
•	our success in increasing our commercial real estate and commercial business lending;
•	our ability to attract and maintain deposits and our success in introducing new financial products;
•	our ability to maintain/improve our asset quality even as we increase our commercial real estate and commercial business lending;
•	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
•	fluctuations in the demand for loans;
•	technological changes that may be more difficult or expensive than expected;
•	changes in consumer spending, borrowing and savings habits;
•	declines in the yield on our interest-earning assets resulting from the current low interest rate environment;
•	risks related to a high concentration of loans secured by real estate located in our market area;
•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes, in addition state banking assessments, such as Pennsylvania Bank Shares Tax is currently being considered for an assessment factor increase;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;
•	loan delinquencies and changes in the underlying cash flows of our borrowers;
•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
•	the failure or security breaches of computer systems on which we depend;
•	the ability of key third-party service providers to perform their obligations to us; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the expected results indicated by these forward-looking statements.

In this Annual Report on Form 10-K, the terms “we,” “our,” and “us” refer to CB Financial Services, Inc. and Community Bank, unless the context indicates another meaning. In addition, we sometimes refer to CB Financial Services, Inc. as “CB,” or the “Company” and to Community Bank as the “Bank.”

CB Financial Services, Inc.

CB Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is a bank holding company headquartered in Carmichaels, Pennsylvania. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CBFV.” The Company conducts its operations primarily through its wholly owned subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. At December 31, 2015, the Company, on a consolidated basis, had total assets of $830.7 million, total deposits of $679.3 million and shareholders’ equity of $86.9 million.

Community Bank

Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. Community Bank is a community-oriented institution that conducts its business from its main office and 16 branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania by offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. In addition, the Bank is the sole shareholder of Exchange Underwriters, Inc. ("Exchange Underwriters"), a wholly-owned subsidiary which is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products.

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

Based on data published by the Pennsylvania Department of Labor and Industry, the estimated populations of Allegheny, Greene, Washington, Fayette and Westmoreland Counties are approximately 1.3 million, 41,000, 203,000, 149,000, and 370,000, respectively. The November 2015 unemployment rates for Allegheny, Greene, Washington, Fayette and Westmoreland Counties were 4.5%, 5.8%, 5.4%, 6.9% and 5.0%, respectively, compared to a state-wide average of 5.0%. The average annual wage as of the second quarter of 2015 (the latest data available) in Allegheny, Greene, Washington, Fayette and Westmoreland Counties was $54,000, $54,000, $50,000, $35,000, and $41,000, respectively, compared to $50,000 state-wide.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from other commercial banks, savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. The Company faces additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Greene, Allegheny, Washington, Fayette and Westmoreland Counties, Pennsylvania. As of June 30, 2015, our FDIC-insured deposit market share in the counties we serve out of 46 bank and thrift institutions with offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties, Pennsylvania was 0.64%. Such data does not reflect deposits held by credit unions.

The competition for real estate and other loans comes principally from other commercial banks, mortgage banking companies, government sponsored entities, savings banks and savings associations. This competition for loans has increased substantially in recent years. We compete for loans primarily through the interest rates and loan fees we charge and the efficiency and quality of services we provide to borrowers and home builders. Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

Lending Activities

General. Historically, our principal lending activity has been the origination of residential loans secured by one- to four-family residential properties in our local market area and commercial real estate, construction, commercial and industrial, and consumer loans. At December 31, 2015, our loans receivable totaled $676.9 million compared to $680.5 million at December 31, 2014. Consumer loans increased $26.5 million primarily due to strong growth in indirect auto lending driven by an outstanding year in auto sales. Commercial real estate loans increased $20.2 million primarily due to a concerted effort to increase our market share. These increases were offset by a $50.1 million decrease in mortgage loans primarily due to $38.2 million in sold residential mortgages that were originated at FedFirst before the acquisition and mortgage loan pay-downs throughout the year.

Loan Portfolio Composition. The Company primarily originates residential real estate, commercial real estate, construction, commercial and industrial, consumer and other loans. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	(Dollars in thousands)
	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$170,169	35.2%	$161,719	39.4%	$157,520	41.5%	$144,570	41.5%	$131,747	38.7%
Commercial	127,614	26.4	104,994	25.7	102,058	27.0	96,734	27.8	99,916	29.4
Construction	17,343	3.6	10,039	2.5	10,367	2.7	10,697	3.1	11,186	3.3
Commercial and Industrial	60,487	12.5	53,238	13.0	49,017	12.9	40,729	11.7	39,383	11.6
Consumer	103,605	21.4	76,242	18.6	59,101	15.6	54,032	15.5	54,253	15.9
Other	4,592	0.9	3,099	0.8	1,083	0.3	1,368	0.4	3,772	1.1
Total loans	483,810	100.0%	409,331	100.0%	379,146	100.0%	348,130	100.0%	340,257	100.0%
Allowance for losses	(6,490)		(5,195)		(5,382)		(5,904)		(5,879)
Loans, net	$477,320		$404,136		$373,764		$342,226		$344,378

Loans Acquired at Fair Value
Real Estate:
Residential	$103,058	51.7%	$161,561	58.4%
Commercial	75,406	37.8	77,864	28.2
Construction	3,870	1.9	12,158	4.4
Commercial and Industrial	16,660	8.3	23,363	8.5
Consumer	550	0.3	1,369	0.5
Total loans acquired at fair value	$199,544	100.0%	$276,315	100.0%

Total Loans
Real Estate:
Residential	$273,227	40.0%	$323,280	47.1%
Commercial	203,020	29.7	182,858	26.7
Construction	21,213	3.1	22,197	3.2
Commercial and Industrial	77,147	11.3	76,601	11.2
Consumer	104,155	15.2	77,611	11.3
Other	4,592	0.7	3,099	0.5
Total loans	683,354	100.0%	685,646	100.0%
Allowance for losses	(6,490)		(5,195)
Loans, net	$676,864		$680,451

Residential Real Estate Loans. Residential real estate loans are comprised of loans secured by one- to four-family residential and, to a lesser extent, multi-family properties. Included in residential real estate loans are traditional one- to four-family mortgage loans, multifamily mortgage loans, home equity installment loans, and home equity lines of credit. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. At December 31, 2015, $273.2 million, or 40.0% of our total loan portfolio, was invested in residential loans.

One- to Four-Family Mortgage Loans. Historically our primary lending activity has been the origination of fixed-rate, one- to four-family, owner-occupied, residential mortgage loans with terms up to 30 years secured by property located in our market area. At December 31, 2015, one- to four-family mortgage loans totaled $178.4 million. Our fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which is generally $417,000 for single-family homes, except in certain high-cost areas in the United States. At December 31, 2015, we had 36 one- to four-family residential mortgage loans totaling $23.1 million with principal balances in excess of $417,000, commonly referred to as jumbo loans. Our fixed-rate mortgage loans amortize monthly with principal and interest due each month. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without a prepayment penalty.

When underwriting one- to four-family mortgage loans, we review and verify each loan applicant’s income and credit history. Management believes that stability of income and past credit history are integral parts in the underwriting process. Written appraisals are generally required on real estate property offered to secure an applicant’s loan. We generally limit the loan-to-value ratios of one- to four-family residential mortgage loans to 80% (75% for non-owner occupied investment property) of the purchase price or appraised value of the property, whichever is less. For one- to four-family real estate loans with loan to value ratios of over 80%, we generally require private mortgage insurance. We require fire and casualty insurance on all properties securing real estate loans. We require title insurance, or an attorney’s title opinion, as circumstances warrant.

Our one- to four-family mortgage loans customarily include due-on-sale clauses, which give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as collateral for the loan.

Fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more are originated for resale to the secondary market. During the years ended December 31, 2015 and 2014, we originated $20.1 and $16.5 million of fixed-rate residential mortgage loans, respectively, which were subsequently sold in the secondary mortgage market.

The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. We no longer offer adjustable-rate mortgage loans, but in the past offered them for terms ranging up to 30 years. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $18.6 million at December 31, 2015. Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

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

Home Equity Loans. At December 31, 2015, home equity loans totaled $94.8 million. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 85% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which we determine based upon market conditions. Such loans are fully amortized over the life of the loan. Generally, the maximum term for home equity loans is 15 years.

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

Commercial Real Estate Loans. We originate commercial real estate loans that are secured primarily by improved properties such as retail facilities, office buildings and other non-residential buildings. At December 31, 2015, $203.0 million, or 29.7% of our total loan portfolio consisted of commercial real estate loans. The maximum loan-to-value ratio for commercial real estate loans we originate is generally 80%.

Our commercial real estate loans generally have terms of up to 15 years and have adjustable interest rates. The adjustable rate loans are typically fixed for the first five years and adjust every five years thereafter. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan.

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

Construction Loans. We originate construction loans to individuals to finance the construction of residential dwellings and also originate loans for the construction of commercial properties, including hotels, apartment buildings, and owner-occupied properties used for businesses. At December 31, 2015, $21.2 million, or 3.1% of our total loan portfolio consisted of construction loans. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on both residential and commercial construction. Before making a commitment to fund a construction loan, we require a pro forma appraisal of the property, as completed by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

Commercial and Industrial Loans. We originate commercial and industrial loans and lines of credit to borrowers located in our market area which are generally secured by collateral other than real estate such as equipment, inventory, and other business assets. At December 31, 2015, $77.1 million, or 11.3% of our total loan portfolio, consisted of commercial and industrial loans. The loans generally have terms of maturity from three to five years with adjustable interest rates tied to the prime rate or the weekly average of the FHLB of Pittsburgh three to ten year fixed rates. We generally obtain personal guarantees from the borrower or a third party as a condition to originating the loan. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default because their repayment is generally dependent on the successful operation of the borrower’s business.

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

Consumer Loans. We originate consumer loans which primarily consist of indirect auto loans and, to a lesser extent, secured and unsecured loans and lines of credit. As of December 31, 2015, consumer loans totaled $104.2 million, or 15.2%, of our total loan portfolio, of which $96.2 million were indirect auto loans. Consumer loans are generally offered on a fixed-rate basis. Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Consumer loans consist primarily of indirect automobile loans whereby a portion of the rate is prepaid to the dealer and accrued in a prepaid dealer reserve account. Thus the true yield for the portfolio is significantly less than the note rate disclosed below.

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Originated Loans
2016	$870	4.07%	$1,730	3.93%	$5,448	4.02%	$1,516	4.15%
2017	369	4.42	1,390	4.93	2,294	3.31	2,570	4.13
2018	760	4.90	805	4.71	139	3.92	4,298	4.46
2019 to 2020	4,025	4.28	3,598	4.80	1,105	4.00	17,421	3.90
2021 to 2025	27,027	4.07	41,526	4.08	-	-	11,224	4.54
2026 to 2030	38,318	4.08	63,818	4.40	3,197	3.76	2,306	4.61
2031 and Beyond	98,800	4.34	14,747	4.05	5,160	4.02	21,152	3.12
Total	$170,169	4.24	$127,614	4.27	$17,343	3.88	$60,487	3.83

	Consumer		Other		Total
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Originated Loans
2016	$1,167	4.56%	$20	2.80%	$10,751	4.08%
2017	4,098	3.98	5	1.95	10,726	4.01
2018	10,821	3.95	34	2.50	16,857	4.20
2019 to 2020	39,350	4.14	550	2.22	66,049	4.10
2021 to 2025	41,825	5.41	439	2.96	122,041	4.57
2026 to 2030	-	-	795	2.95	108,434	4.26
2031 and Beyond	6,344	5.41	2,749	4.12	148,952	4.15
Total	$103,605	4.72	$4,592	3.56	$483,810	4.27

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Loans Acquired at Fair Value
2016	$448	5.34%	$1,843	5.76%	$168	4.50%	$1,373	3.40%
2017	214	4.99	1,054	6.67	-	-	363	3.78
2018	792	4.58	5,778	3.55	-	-	4,855	4.04
2019 to 2020	2,310	4.80	2,730	4.62	-	-	2,749	3.11
2021 to 2025	5,712	4.37	31,687	4.37	2,142	4.80	2,306	4.09
2026 to 2030	18,886	4.18	6,969	4.41	-	-	228	3.75
2031 and Beyond	74,696	4.55	25,345	4.50	1,560	4.25	4,786	3.94
Total	$103,058	4.49	$75,406	4.43	$3,870	4.57	$16,660	3.83

	Consumer				Total
Due During the Years Ending December 31,	Amount	Weighted Average Rate			Amount	Weighted Average Rate
Loans Acquired at Fair Value
2016	$6	6.66%			$3,838	4.81%
2017	5	10.10			1,636	5.82
2018	8	11.40			11,433	3.83
2019 to 2020	290	4.60			8,079	4.16
2021 to 2025	-	-			41,847	4.37
2026 to 2030	47	6.50			26,130	4.24
2031 and Beyond	194	5.91			106,581	4.51
Total	$550	5.34			$199,544	4.41

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Total Loans
2016	$1,318	4.50%	$3,573	4.87%	$5,616	4.03%	$2,889	3.79%
2017	583	4.63	2,444	5.68	2,294	3.31	2,933	4.09
2018	1,552	4.74	6,583	3.69	139	3.92	9,153	4.24
2019 to 2020	6,335	4.47	6,328	4.72	1,105	4.00	20,170	3.79
2021 to 2025	32,739	4.13	73,213	4.21	2,142	4.80	13,530	4.46
2026 to 2030	57,204	4.12	70,787	4.40	3,197	3.76	2,534	4.53
2031 and Beyond	173,496	4.43	40,092	4.33	6,720	4.07	25,938	3.27
Total	$273,227	4.33	$203,020	4.33	$21,213	4.01	$77,147	3.83

	Consumer		Other		Total
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Total Loans
2016	$1,173	4.57%	$20	2.80%	$14,589	4.27%
2017	4,103	3.99	5	1.95	12,362	4.25
2018	10,829	3.96	34	2.50	28,290	4.05
2019 to 2020	39,640	4.14	550	2.22	74,128	4.11
2021 to 2025	41,825	5.41	439	2.96	163,888	4.52
2026 to 2030	47	6.50	795	2.95	134,564	4.26
2031 and Beyond	6,538	5.42	2,749	4.12	255,533	4.30
Total	$104,155	4.72	$4,592	3.56	$683,354	4.31

The following table sets forth at December 31, 2015, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2016.

	(Dollars in thousands)
	Due After December 31, 2016
	Fixed	Adjustable	Total
Originated Loans
Real Estate:
Residential	$147,101	$22,198	$169,299
Commercial	11,535	114,349	125,884
Construction	3,198	8,697	11,895
Commercial and Industrial	25,543	33,428	58,971
Consumer	97,586	4,852	102,438
Other	3,743	829	4,572
Total loans	$288,706	$184,353	$473,059

Loans Acquired at Fair Value
Real Estate:
Residential	$94,490	$8,120	$102,610
Commercial	25,895	47,668	73,563
Construction	2,142	1,560	3,702
Commercial and Industrial	7,146	8,141	15,287
Consumer	370	174	544
Total loans	$130,043	$65,663	$195,706

Total Loans
Real Estate:
Residential	$241,591	$30,318	$271,909
Commercial	37,430	162,017	199,447
Construction	5,340	10,257	15,597
Commercial and Industrial	32,689	41,569	74,258
Consumer	97,956	5,026	102,982
Other	3,743	829	4,572
Total loans	$418,749	$250,016	$668,765

Loan Approval Procedures and Authority

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

Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off. At December 31, 2015, we had $193,000 of loans 90 days or more past due that were still accruing interest. Nonperforming assets increased $3.7 million to $11.0 million at December 31, 2015 compared to $7.3 million at December 31, 2014. The increase in the level of nonperforming assets was primarily due to two large commercial real estate properties.

Management believes the volume of nonperforming assets can be partially attributed to unique borrower circumstances as well as the economy in general. We have an experienced chief lending officer and collections and loan review departments which monitor the loan portfolio and seek to prevent any deterioration of asset quality.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2015, we owned $312,000 of property classified as real estate owned.

Nonperforming Assets. The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. Included in nonperforming loans and assets are troubled debt restructurings, which are loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties.

	(Dollars in Thousands)
	December 31,
	2015	2014	2013	2012	2011
Non-accrual loans:
Originated Loans
Real estate:
Residential	$687	$309	$339	$1,509	$497
Commercial	3,463	581	2,665	2,669	3,526
Construction	230	344	365	365	407
Commercial and Industrial	-	4	-	406	924
Consumer	14	-	17	36	71
Total Originated Non-accrual Loans	4,394	1,238	3,386	4,985	5,425

Loans Acquired at Fair Value
Real estate:
Residential	1,500	1,234	-	-	-
Commercial	399	484	-	-	-
Construction	-	-	-	-	-
Commercial and Industrial	42	-	-	-	-
Consumer	-	-	-	-
Total Loans Acquired at Fair Value Non-accrual Loans	1,941	1,718	-	-	-
Total non-accrual loans	6,335	2,956	3,386	4,985	5,425

Accruing loans past due 90 days or more:
Real estate:
Residential	193	369	-	-	-
Commercial	-	-	-	-	70
Consumer	-	10	-	-	-
Total accruing loans 90 days or more past due	193	379	-	-	70
Total non-accrual loans and accruing loans 90 days or more past due	6,528	3,335	3,386	4,985	5,495
Troubled debt restructurings, accruing
Originated Loans:
Real Estate - Commercial	1,375	246	543	293	-
Commercial and Industrial	7	310	-	-	-
Total Originated Loans	1,382	556	543	293	-
Loans Acquired at Fair Value:
Real Estate - Residential	1,296	1,337	-	-	-
Real Estate - Commercial	1,488	1,800	-	-	-
Total Loans Acquired at Fair Value	2,784	3,137	-	-	-
Total Troubled Debt Restructurings, Accruing	4,166	3,693	543	293	-

Total nonperforming loans	10,694	7,028	3,929	5,278	5,495

Real estate owned:
Residential	138	104	82	629	261
Commercial	-	-	54	75	-
Other	174	174	174	224	400
Total real estate owned	312	278	310	928	661

Total nonperforming assets	$11,006	$7,306	$4,239	$6,206	$6,156

Nonperforming loans to total loans	1.56%	1.03%	1.04%	1.52%	1.61%
Nonperforming assets to total assets	1.32	0.86	0.78	1.14	1.15

For the year ended December 31, 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $251,000.

At December 31, 2015, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets is not warranted. The Company designates an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. The Company uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Those loans that typically represent a specific allocation of the allowance for loan losses are placed in the Doubtful category. As part of the periodic exams of Community Bank by the FDIC and the Pennsylvania Department of Banking and Securities, the staff of such agencies reviews our classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. The following table shows the principal amount of special mention and classified loans at December 31, 2015 and December 31, 2014.

	(Dollars in thousands)
	December 31,
	2015			2014
	Originated Loans	Loans Acquired at Fair Value	Total	Originated Loans	Loans Acquired at Fair Value	Total
Special Mention	$9,993	$3,248	$13,241	$13,997	$3,879	$17,876
Substandard	8,017	6,103	14,120	5,311	4,083	9,394
Doubtful	1,327	-	1,327	1,357	-	1,357
Loss	-	-	-	-	-	-
Total	$19,337	$9,351	$28,688	$20,665	$7,962	$28,627

The total amount of special mention and classified loans increased $61,000, or 0.2%, to $28.7 million at December 31, 2015 compared to $28.6 million at December 31, 2014. The increase in substandard loans was due to a decline in performance of larger commercial real estate loans. The increase in substandard loans is primarily due to classified loans acquired through the merger.

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

  changes in lending policies and procedures, including underwriting standards and collection practices;
  changes in national and local economic and business conditions and developments, including the condition of various market segments;
  changes in the nature and volume of the loan portfolio;
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

This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered non-accrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exist, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated. Troubled Debt Restructuring (TDR) loans are generally considered impaired loans until such loans are performing in accordance with their modified terms. Once a TDR loan establishes a consistent payment history under the modified terms, then it is considered to return to accrual status. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans. An unallocated component is maintained to cover uncertainties that could affect the Company’s estimate of probable losses. Generally, management considers all nonaccrual and TDR loans and certain renegotiated debt, when it exists, for impairment. The maximum period without payment that typically can occur before a loan is considered for impairment is ninety days. The past due status of loans receivable is determined based on contractual due dates for loan payments.

The allowance for loan losses increased $1.3 million, or 24.9%, to $6.5 million at December 31, 2015 compared to $5.2 million at December 31, 2014. Net charge-offs were $710,000 during 2015 compared to $187,000 during 2014. The allowance for loan losses to nonperforming loans ratio decreased to 60.69% at December 31, 2015 compared to 73.92% at December 31, 2014. The decrease was due to a write-down of a commercial real estate loan in the fourth quarter and an increase in nonperforming loans, due to the migration of certain larger commercial real estate loans to nonperforming status.

Although we maintain our allowance for loan losses at a level which we consider to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that we will not be required to make additions to the allowance for loan losses in the future. Future additions to our allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation. Management will continue to periodically review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

Analysis of the Allowance for Loan Losses. The following table summarizes changes in the allowance for loan losses by loan categories for each year indicated and additions to the allowance for loan losses, which have been charged to operations. Loans acquired in connection with the merger with FedFirst were recorded at their estimated fair value at the acquisition date and did not include a carryover of the pre-merger allowance for loan losses.

	(Dollars in Thousands)
	Years Ended December 31,
	2015	2014	2013	2012	2011
Originated Loans
Balance at beginning of year	$5,195	$5,382	$5,904	$5,879	$5,261
Provision for loan losses	1,747	-	100	450	975
Charge-offs:
Real estate:
Residential	(23)	(39)	(181)	(71)	(120)
Commercial	(291)	-	(555)	(103)	(4)
Construction	-	(38)	-	-	-
Commercial and Industrial	-	-	(109)	(255)	(99)
Consumer	(326)	(195)	(96)	(167)	(172)
Other	-	-	-	-	(186)
Total Charge-offs	(640)	(272)	(941)	(596)	(581)

Recoveries:
Real estate:
Residential	49	2	86	49	7
Commercial	11	-	69	-	5
Construction	-	-	-	-	-
Commercial and Industrial	10	5	68	50	146
Consumer	118	78	96	72	66
Other	-	-	-	-	-
Total Recoveries	188	85	319	171	224
Net charge-offs	(452)	(187)	(622)	(425)	(357)
Balance at end of year	$6,490	$5,195	$5,382	$5,904	$5,879

	(Dollars in Thousands)
	Years Ended December 31,
	2015	2014
Loans Acquired at Fair Value
Balance at beginning of year	$-	$-
Provision for loan losses	258	-
Charge-offs:
Real estate:
Residential	(197)	-
Commercial	(18)	-
Consumer	(61)	-
Total Charge-offs	(276)	-

Recoveries:
Real estate:
Residential	14	-
Commercial	3	-
Consumer	1	-
Total Recoveries	18	-
Net charge-offs	(258)	-
Balance at end of year	$-	$-

	(Dollars in Thousands)
	Years Ended December 31,
	2015	2014	2013	2012	2011
Total Allowance for Loan Losses
Balance at beginning of year	$5,195	$5,382	$5,904	$5,879	$5,261
Provision for loan losses	2,005	-	100	450	975
Charge-offs:
Real estate:
Residential	(220)	(39)	(181)	(71)	(120)
Commercial	(309)	-	(555)	(103)	(4)
Construction	-	(38)	-	-	-
Commercial and Industrial	-	-	(109)	(255)	(99)
Consumer	(387)	(195)	(96)	(167)	(172)
Other	-	-	-	-	(186)
Total Charge-offs	(916)	(272)	(941)	(596)	(581)

Recoveries:
Real estate:
Residential	63	2	86	49	7
Commercial	14	-	69	-	5
Construction	-	-	-	-	-
Commercial and Industrial	10	5	68	50	146
Consumer	119	78	96	72	66
Other	-	-	-	-	-
Total Recoveries	206	85	319	171	224
Net charge-offs	(710)	(187)	(622)	(425)	(357)
Balance at end of year	$6,490	$5,195	$5,382	$5,904	$5,879

Allowance for loan losses to nonperforming loans	60.69%	73.92%	136.98%	102.13%	106.99%
Allowance for loan losses to total loans	0.95	0.76	1.42	1.70	1.73
Net charge-offs to average loans	0.11	0.04	0.17	0.12	0.11

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

	(Dollars in thousands)
	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)
Originated Loans
Real Estate:
Residential	$1,623	35.2%	$2,690	39.4%	$1,481	43.3%	$2,215	41.8%	$902	38.9%
Commercial	2,045	26.4	582	25.7	1,703	25.2	2,051	27.5	3,271	29.2
Construction	137	3.6	122	2.5	355	2.7	326	3.1	436	3.3
Commercial and Industrial	784	12.5	684	13.0	1,013	11.0	1,043	11.2	983	11.8
Consumer	1,887	21.4	1,015	18.6	592	15.6	320	15.5	287	15.9
Other	-	0.9	-	0.8	-	2.2	-	0.9	-	0.9
Total Allocated Allowance	6,476	100.0	5,093	100.0	5,144	100.0	5,955	100.0	5,879	100.0
Unallocated	14	-	102	-	238	-	(51)	-	-	-
Total Allowance for Loan Losses	$6,490	100.0%	$5,195	100.0%	$5,382	100.0%	$5,904	100.0%	$5,879	100.0%

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

The portfolio consists primarily of U.S. government and agency securities, municipal bonds, and mortgage-backed securities, the majority of which are classified as available for sale. We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2015, we had no investment securities that were deemed to be other than temporarily impaired.

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

U.S. Government and Agency Securities. At December 31, 2015, we held U.S. Government and agency securities with a fair value of $51.2 million compared to $57.7 million at December 31, 2014. At December 31, 2015, these securities had an average expected life of 1.7 years. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Municipal Bonds. At December 31, 2015, we held available-for-sale municipal bonds with a fair value of $40.1 million compared to $42.4 million at December 31, 2014. Nearly all of our municipal bonds are issued by local municipalities or school districts located in Pennsylvania. Municipal bonds may be general obligation of the issuer or secured by specific revenues. The majority of our municipal bonds are general obligation bonds, which are backed by the full faith and credit of the municipality, paid off with funds from taxes and other fees, and have ratings (when available) of A or above. We also invest in a limited amount of special revenue municipal bonds, which are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building.

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by the United States government or government sponsored enterprises. These securities, which consist of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $3.4 million and $4.2 million at December 31, 2015 and 2014, respectively. The fair value of our mortgage-backed securities portfolio was $3.4 million and $4.3 million at December 31, 2015 and 2014, respectively. At December 31, 2015, all of the mortgage-backed securities in the investment portfolio had fixed rates of interest.

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

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include FHLB of Pittsburgh and Atlantic Community Bankers’ Bank stock totaling $3.8 million, $3.4 million, and $1.8 million at December 31, 2015, 2014 and 2013, respectively.

	(dollars in thousands)
	December 31,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale
U.S. Government Agencies	$51,151	$51,188	$57,669	$57,651	$77,559	$76,294
Obligations of States and Political Subdivisions	39,351	40,074	41,611	42,381	50,481	50,502
Mortgage-Backed Securities - Government-Sponsored Enterprises	3,390	3,403	4,240	4,273	5,916	5,926
Equity Securities - Mutual Funds	500	513	500	514	500	535
Equity Securities - Other	600	685	573	630	510	553
Total securities available-for-sale	$94,992	$95,863	$104,593	$105,449	$134,966	$133,810

	December 31,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities held-to-maturity:
Obligations of States and Political Subdivisions	$-	$-	$504	$504	$1,006	$1,009
Total securities held-to-maturity	$-	$-	$504	$504	$1,006	$1,009

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date, but have been included in the Due after Ten Years category.

	(Dollars in thousands)
			More than One Year		More Than Five Years
	One Year or Less		Through Five Years		Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Government Agencies	$-	-%	$31,048	1.85%	$20,140	1.69%	$-	-%	$51,188	1.79%
Obligations of States and Political Subdivisions	2,464	3.32	6,298	2.05	24,649	2.66	6,663	3.02	40,074	2.66
Mortgage-Backed Securities - Government-Sponsored Enterprises	-	-	-	-	3,403	1.95	-	-	3,403	1.95
Equity Securities - Mutual Funds	-	-	-	-	-	-	513	2.65	513	2.65
Equity Securities - Other	-	-	-	-	-	-	685	3.95	685	3.95
Total available-for- sale securities	$2,464	3.32%	$37,346	1.89%	$48,192	2.20%	$7,861	3.07%	$95,863	2.18%

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

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	(Dollars in Thousands)
	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Non-Interest Bearing Demand Deposits	$164,015	23.6%	-%	$133,888	25.7%	-%	$113,755	24.5%	-%
NOW Accounts	104,202	15.0	0.16	77,713	14.9	0.19	76,573	16.5	0.22
Savings Accounts	122,652	17.7	0.18	94,856	18.2	0.18	78,699	16.9	0.20
Money Market Accounts	151,338	21.8	0.23	115,585	22.1	0.26	107,572	23.1	0.28
Time Deposits	151,730	21.9	1.06	99,920	19.1	1.20	88,402	19.0	1.51
Total Deposits	$693,937	100.0%	0.34%	$521,962	100.0%	0.35%	$465,001	100.0%	0.42%

The following table sets forth time deposits classified by interest rate as of the dates indicated.

	(Dollars in thousands)
	December 31,
	2015	2014	2013
Interest Rate Range:
Less than 0.25%	$24,136	$31,231	$16,141
0.25% to 0.50%	30,968	27,531	7,911
0.51% to 1.00%	18,432	21,055	15,219
1.01% to 2.00%	51,321	39,487	23,315
2.01% to 3.00%	16,878	24,454	12,742
3.01% to 4.00%	1,645	3,767	8,355
4.01% or greater	2,271	4,069	987
Total Time Deposits	$145,651	$151,594	$84,670

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our time deposits at December 31, 2015.

	(Dollars in thousands)
	December 31, 2015
	Period to Maturity
	Less Than Or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four to Five Years	More Than Five Years	Total	Percent of Total
Interest Rate Range:
Less than 0.25%	$20,431	$3,183	$14	$508	$-	$-	$24,136	16.5%
0.25% to 0.50%	24,868	6,097	-	3	-	-	30,968	21.3
0.51% to 1.00%	6,678	6,453	4,702	591	8	-	18,432	12.7
1.01% to 2.00%	6,984	5,750	7,037	8,622	15,642	7,286	51,321	35.2
2.01% to 3.00%	4,802	1,753	4,869	485	2,186	2,783	16,878	11.6
3.01% to 4.00%	95	934	326	286	4	-	1,645	1.1
4.01% or greater	1,100	768	403	-	-	-	2,271	1.6
Total	$64,958	$24,938	$17,351	$10,495	$17,840	$10,069	$145,651	100.0%

As of December 31, 2015, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $66.2 million, of which $18.3 million were deposits from public entities. The following table sets forth the maturity of those time deposits as of December 31, 2015.

(Dollars in Thousands)
December 31, 2015
Three Months or Less	$14,649
Over Three Months to Six Months	7,718
Over Six Months to One Year	9,170
Over One Year to Three Years	17,002
Over Three Years	17,668
Total	$66,207

Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon borrowings to supplement our supply of available funds and to fund deposit withdrawals. Our borrowings consist of advances from the FHLB, funds borrowed under repurchase agreements and federal funds purchased.

The FHLB functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met. We typically secure advances from the FHLB with one- to four-family residential mortgage loans and commercial real estate loans. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2015, we had a maximum borrowing capacity with the FHLB of up to $301.4 million. At December 31, 2015, we had $37.4 million in FHLB advances outstanding, which included $9.4 million of short-term borrowings and $28.0 million of long-term borrowings.

Securities sold under agreements to repurchase represent business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. We may be required to provide additional collateral based on the fair value of the underlying securities. Short-term borrowings also consist of federal funds purchased.

At December 31, 2015, we also maintained a Borrower-In-Custody of Collateral agreement with the Federal Reserve Bank of Cleveland for advances of up to $76.5 million and multiple line of credit arrangements with various banks totaling $40.0 million. At December 31, 2015, we did not have any outstanding balances under any of these borrowing relationships.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2015	2014	2013
Balance at End of Period	$37,360	$40,936	$4,000
Average Balance Outstanding During the Period	28,801	9,440	5,915
Maximum Amount Outstanding at any Month End	46,067	40,936	7,000
Weighted Average Interest Rate at End of Period	1.47%	1.59%	3.27%
Average Interest Rate During the Period	1.09	1.46	3.54

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2015	2014	2013
Balance at End of Period	$23,088	$20,884	$15,384
Average Balance Outstanding During the Period	23,303	17,525	21,035
Maximum Amount Outstanding at any Month End	27,908	25,893	25,683
Weighted Average Interest Rate at End of Period	0.18%	0.17%	0.25%
Average Interest Rate During the Period	0.24	0.26	0.27

Subsidiary Activities

Community Bank is the only subsidiary of the Company. Community Bank wholly-owns Exchange Underwriters, Inc., a full-service, independent insurance agency.

Personnel

As of December 31, 2015, the Company and Community Bank had a total of 198 full-time equivalent employees. None of the Company’s employees are represented by a collective bargaining group.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, such as Community Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also gave state attorney generals the ability to enforce applicable federal consumer protection laws.

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

At December 31, 2015, Community Bank’s capital exceeded all applicable requirements.

New Capital Rule. On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and top-tier bank holding companies with total consolidated assets of $500 million or more (such as Community Bank). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. Community Bank elected the one-time opt-out election for the accumulated other comprehensive income (AOCI) to be excluded from the regulatory capital calculation as of the March 31, 2015 Call Report. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for Community Bank on January 1, 2015. The capital conservation buffer requirement will be phased in at 0.625% per year beginning January 1, 2016 and ending January 1, 2019, when the full 2.5% capital conservation buffer requirement will be effective.

Loans-to-One Borrower. Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, Community Bank was in compliance with the loans-to-one borrower limitations.

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

Generally, the Pennsylvania Department of Banking and Securities (the “Pennsylvania Department of Banking”) is required to appoint a receiver or conservator for a state-chartered bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any bank holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The PDBS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2015, Community Bank met the criteria for being considered “well capitalized.”

In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule.

Enforcement. The Pennsylvania Department of Banking maintains enforcement authority over Community Bank, including the power to issue cease and desist orders and civil money penalties and to remove directors, officers or employees. It also has the power to appoint a conservator or receiver for a bank upon insolvency, imminent insolvency, unsafe or unsound condition or certain other situations. The FDIC has primary federal enforcement responsibility over non-FRB-member state banks and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. In general, regulatory enforcement actions occur with respect to situations involving unsafe or unsound practices or conditions, violations of law or regulation or breaches of fiduciary duty. Federal and Pennsylvania law also establish criminal penalties for certain violations.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized FICO assessment was equal to 0.60 basis points of total assets less tangible capital.

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

FHLB System. Community Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, Community Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2015, Community Bank was in compliance with this requirement. Community Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for Community Bank.

Federal Reserve System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2015: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Community Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2016, establish a 3% reserve ratio for aggregate transaction accounts up to $110.0 million, a 10% ratio above $110 million, and an exemption of $15.2 million.

Other Regulations

Interest and other charges collected or contracted for by Community Bank are subject to state usury laws and federal laws concerning interest rates. Community Bank’s operations are also subject to federal and state laws applicable to credit transactions, such as the:

  Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
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
  Truth in Savings Act; and
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

Federal Taxation. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from Community Bank as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years, subject to certain limitations. For its 2015 fiscal year, the Company’s maximum federal income tax rate was 34%.

State Taxation. The Company is subject to the Pennsylvania Bank and Trust Company Shares and Loan Tax. The tax rate for fiscal year 2015 was 0.89%. The tax is imposed on the Company’s adjusted equity.

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

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, recent economic growth has been slow and uneven. Recovery by many businesses has been impaired by lower consumer spending and a notable portion of new jobs created nationally have been in lower wage positions. A return to prolonged deteriorating economic conditions could significantly affect the markets in which the Company operates, the value of loans and investments, ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in nonperforming and criticized classified assets and a decline in demand for the Company’s products and services. In addition, the recent decline in natural gas prices, if it persists or if prices decline further, may depress natural gas exploration and drilling activities in the Marcellus Shale Formation. Furthermore, exploration and drilling of natural gas reserves in our market area may be affected by federal, state and local laws and regulations affecting production, permitting, environmental protection and other matters. Any of these events may negatively affect our customer and may cause the Company to incur losses and may adversely affect its financial condition and results of operations.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions (such as Community Bank), top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company following the merger with FedFirst) and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for Community Bank and the Company on January 1, 2015. The capital conservation buffer requirement will be phased in at 0.625% per year beginning January 1, 2016 and ending January 1, 2019, when the full 2.5% capital conservation buffer requirement will be effective.

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

The Company’s accounting policies are essential to understanding its financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of the Company’s assets, liabilities, and financial results. Some of the Company’s accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying the Company’s financial statements are incorrect, it may experience material losses.

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

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the JOBS Act. The Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about the Company’s executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, the Company is not subject to certain requirements of Section 404 of the Sarbanes Oxley Act, including the additional level of review of its internal control over financial reporting that may occur when outside auditors attest to its internal control over financial reporting. The Company has elected to take advantage of these exceptions. As a result, the Company’s stockholders will not have access to certain information they may deem important, which may adversely affect the value and trading price of the Company’s common stock.

Failure to resolve the Pennsylvania state budget impasse could hurt our profits, asset values and liquidity.

The Company makes loans to, invests in securities issued by, and maintains deposit accounts of Pennsylvania municipalities, primarily school districts. Until emergency funding was distributed in January 2016, the state budget impasse resulted in the non-receipt by municipalities of state subsidies, which is a significant source of cash flow needed to meet their financial obligations. If the budget impasse remains unresolved, we may incur losses on loans granted to municipalities as well as incur losses, including impairment losses as a result of credit rating downgrades or otherwise, on municipal securities in which we invest. The continuing budget impasse may also reduce municipal funds on deposit with the Company, which could hurt our liquidity and our earnings if we would have to resort to higher cost funding sources to meet our liquidity needs.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We conduct our business through our main office and fifteen branch offices. At December 31, 2015, our premises and equipment had an aggregate net book value of approximately $10.3 million. We believe that our office facilities are adequate to meet our present and immediately foreseeable needs.

The following table sets forth certain information concerning the main and each branch office at December 31, 2015.

				(Dollars In Thousands)
	Year	Owned	Approximate	Net Book
	Occupied or	or	Square	Value at
Location	Acquired	Leased	Footage	December 31, 2015

Main Office:
100 North Market Street
Carmichaels, PA 15320	1901	Owned	12,500	$1,322

Branch Offices (Greene County):
30 West Greene Street
Waynesburg, PA 15370	1980	Owned	2,800	278

100 Miller Lane		Building owned
Waynesburg, PA 15370	1983	Ground lease	7,500	265

3241 W. Roy Furman Highway
Rogersville, PA 15359	1987	Owned	720	129

1993 S. Eighty Eight Road				Included
Greensboro, PA 15338	1963	Owned	500	with main office

Operations Center (Greene County):
200 Greene Plaza
Waynesburg, PA 15370	2012	Leased	8,450	807

Branch Office (Allegheny County):
714 Brookline Boulevard
Pittsburgh, PA 15226	2004	Owned	244	243

Branch Offices (Washington County)
65 West Chestnut Street		Building owned
Washington, PA 15301	2009	Ground lease	1,494	795

Waterdam Centre
4139 Washington Road
McMurray, PA 15317	1994	Leased	2,800	150

200 Main Street
Claysville, PA 15232	1996	Owned	8,400	681

351 Oak Spring Road
Washington, PA 15301	2000	Leased	610	62

Southpointe Commons
325 Southpointe Boulevard, Ste. 100
Canonsburg, PA 15317	2000	Leased	1,811	206

235 West Main Street
Monongahela, PA 15063	2014	Owned	6,323	1,339

Washington Business Center:
90 West Chestnut Street, Ste 100
Washington, PA 15301	1987	Leased	6,815	212

Branch Offices (Fayette County):
545 West Main Street		Building owned
Uniontown, PA 15401	2014	Ground lease	4,160	844

101 Independence Street
Perryopolis, PA 15473	2014	Owned	1,992	283

Branch Offices (Westmoreland County):
565 Donner Avenue
Monessen, PA 15062	2014	Owned	18,055	1,447

1670 Broad Avenue
Belle Vernon, PA 15012	2014	Owned	5,048	1,072

Exchange Underwriters
121-123 West Pike Street
Canonsburg, PA 15317	2014	Owned and Leased	4,720	142

ITEM 3. Legal Proceedings

On April 21, 2014, a class action complaint, captioned Sutton v. FedFirst Financial Corp., et al., was filed under Case No. 24C14002331, in the Circuit Court in Baltimore City, Maryland (the “Court”), against FedFirst Financial Corp., each of FedFirst Financial’s directors, and CB Financial. The complaint alleged, among other things, that the FedFirst Financial directors breached their fiduciary duties to FedFirst Financial and its stockholders by agreeing to sell to CB Financial without first taking steps to ensure that FedFirst Financial stockholders would obtain adequate, fair and maximum consideration under the circumstances, by agreeing to terms with CB Financial that benefit themselves and/or CB Financial without regard for the FedFirst Financial stockholders and by agreeing to terms with CB Financial that discourages other bidders. The plaintiff also alleged that CB Financial aided and abetted the FedFirst Financial directors’ breaches of fiduciary duties. The complaint sought, among other things, an order declaring the Merger Agreement unenforceable and rescinding and invalidating the Merger Agreement, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. On June 20, 2014, FedFirst Financial and the individual defendants filed a Motion to Dismiss the complaint. On July 29, 2014, the plaintiff filed an amended complaint adding an additional claim that the Form S-4 filed by CB Financial in connection with the merger contained material misstatements and omissions. On September 22, 2014, the Court dismissed all claims as to all defendants with prejudice, including claims against FedFirst Financial and its directors as well as claims against CB Financial. The plaintiff appealed the dismissal of the complaint. On October 29, 2015, the Maryland Court of Special Appeals affirmed the dismissal of the case. On December 31, 2015, the plaintiff filed a petition for a writ of certiorari to the highest court in the state, the Maryland Court of Special Appeals. On January 13, 2016, CB Financial and FedFirst defendants filed answers to the plaintiff’s petition. On February 22, 2016, the Maryland Court of Special Appeals issued the order denying the plaintiff’s writ of certiorari, which upheld the appellate decision and the case is now closed.

At December 31, 2015, we were not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, results of operations and cash flows.

ITEM 4. Mine Safety Disclosures.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CBFV”. The Company began trading on the Nasdaq Global Market on November 3, 2014. Prior to November 3, 2014, the Company was quoted on the OTC Markets under the symbol “CBFV”. The approximate number of holders of record of the Company’s common stock as of March 3, 2016 was 555. Certain shares of Company common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

	2015			2014
Quarter Ended:	High	Low	Dividend	High	Low	Dividend
March 31	$20.27	$19.39	$0.21	$21.00	$19.75	$0.21
June 30	20.49	19.38	0.21	20.75	19.50	0.21
September 30	21.54	19.52	0.21	20.00	19.25	0.21
December 31	22.92	21.00	0.22	20.50	19.25	0.21

Equity Compensation Plans

The following table provides information at December 31, 2015 for compensation plans under which equity securities may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans:
Approved by stockholders	177,500	$22.25	220,091 (1)
Not approved by stockholders	-	-	-
Total	177,500	$22.25	220,091

(1)	Represents 126,160 shares available under the 2015 Equity Incentive Plan that can be issued as restricted stock awards or units and 93,931 shares that can be issued as stock options. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted.

During the fourth quarter of 2015, the Company did not repurchase shares of its common stock.

ITEM 6. Selected Financial Data

The following tables set forth selected historical financial and other data of the Company at or for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. The information at December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 is derived in part from, and should be read together with, the audited financial statements and notes thereto beginning at page 51 of this Annual Report on Form 10-K. The information at December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 is derived in part from audited financial statements that are not included in this Annual Report on Form 10-K.

	(Dollars in Thousands)
	December 31,
	2015	2014	2013	2012	2011
Selected Financial Condition Data:
Total Assets	$830,677	$846,314	$546,486	$546,753	$533,635
Cash and Due From Banks	11,340	11,751	16,417	25,295	42,462
Investment Securities Available-for-Sale	95,863	105,449	133,810	155,331	132,465
Investment Securities Held-to-Maturity	-	504	1,006	2,032	3,286
Loans, Net	676,864	680,451	373,764	342,226	334,378
Deposits	679,299	697,494	480,335	470,148	450,140
Short-Term Borrowings	32,448	46,684	15,384	23,374	28,018
Other Borrowings	28,000	15,136	4,000	7,000	11,461
Total Stockholders’ Equity	86,896	81,912	45,005	44,470	42,092

	(Dollars in Thousands)
	Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Operating Data:
Interest and Dividend Income	$31,917	$20,841	$17,905	$18,549	$19,964
Interest Expense	2,715	1,960	2,236	3,093	4,492
Net Interest Income	29,202	18,881	15,669	15,456	15,472
Provision for Loan Losses	2,005	-	100	450	975
Net Interest Income After Provision for Loan Losses	27,197	18,881	15,569	15,006	14,497
Noninterest Income	7,595	3,818	3,205	3,533	3,180
Noninterest Expense - Merger-Related	-	1,979	-	-	-
Noninterest Expense	22,929	14,819	13,358	13,287	12,386
Income Before Income Taxes	11,863	5,901	5,416	5,252	5,291
Income Taxes	3,443	1,609	1,160	1,035	894
Net Income	$8,420	$4,292	$4,256	$4,217	$4,397

	Years Ended December 31,
	2015	2014	2013	2012	2011
Performance Ratios:
Return on Average Assets	1.01%	0.72%	0.79%	0.78%	0.88%
Return on Average Equity	9.89	8.60	9.43	9.60	10.79
Interest Rate Spread (1)(3)	3.69	3.34	3.08	3.09	3.36
Net Interest Margin (2)(3)	3.82	3.47	3.23	3.27	3.61
Noninterest Expense to Average Assets	2.74	2.81	2.47	2.47	2.49
Efficiency Ratio (4)	62.31	74.00	70.77	69.97	66.41
Dividend Payout Ratio (5)	0.41	0.52	0.49	0.49	0.46
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	134.26	137.33	134.56	128.92	125.25
Average Equity to Average Assets	10.17	8.34	8.37	8.16	8.20

Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets (6)	12.83%	N/A	N/A	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets (6)	12.83	11.63%	11.73%	11.87%	11.60%
Total Capital to Risk-Weighted Assets (6)	13.89	12.50	12.98	13.13	12.86
Tier 1 Leverage Capital to Adjusted Total Assets (6)	9.60	9.33	7.70	7.33	7.31

Asset Quality Ratios:
Allowance for Loan Losses to Total Loans (7)	0.95%	0.76%	1.42%	1.70%	1.73%
Allowance for Loan Losses to Nonperforming Loans (7)	60.69	71.14	136.98	102.13	106.99
Net Charge-Offs to Average Loans	0.11	0.04	0.17	0.12	0.11
Nonperforming Loans to Total Loans	1.56	1.06	1.04	1.66	1.61
Nonperforming Loans to Total Assets	1.29	0.86	0.72	1.06	1.03
Nonperforming Assets to Total Assets	1.32	0.90	0.78	1.23	1.15

Other:
Number of Offices	16	16	11	11	11
Number of Full-Time Equivalent Employees	198	189	125	130	128

36

______________________________

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 34%.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Represents dividends declared per share divided by net income per share.
(6)	Capital ratios are for Community Bank only.
(7)	Loans acquired in connection with the merger with FedFirst were recorded at their estimated fair value at the acquisition date and did not include a carryover of the pre-merger allowance for loan losses.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 51 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information the Company provided in this Annual Report on Form 10-K.

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

•	Improve earnings through asset diversification. Historically, we have emphasized the origination of residential mortgage loans secured by homes in our market area. However, loan diversification improves our earnings because commercial real estate and commercial and industrial loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.
•	Use sound underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Although we intend to continue our efforts to originate commercial real estate and commercial and industrial loans, we intend to continue our philosophy of managing loan exposures through our conservative approach to lending.
•	Improve our funding mix by marketing core deposits. Core deposits (demand deposits, NOW accounts, money market accounts and savings accounts) comprised 76.0% of our total deposits at December 31, 2015. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We have succeeded in growing core deposits by promoting a sales culture in our branch offices that is supported by the use of technology and by offering a variety of products for our business customers, such as sweep and insured money sweep services, remote electronic deposit, online banking with bill pay, mobile banking, and automated clearinghouse.
•	Supplement fee income through our insurance operations. Fee income earned through our insurance agency, Exchange Underwriters, supplements our income from banking operations. We intend to pursue opportunities to grow this line of business, including hiring insurance producers with established books of business and through acquisitions.

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

Goodwill. We recorded goodwill in connection with our merger with FedFirst. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecast of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2015. Based on the results of this assessment, no impairment charge was deemed necessary for the year ended December 31, 2015.

Other-Than-Temporary Impairment. In estimating other-than-temporary impairment of investment securities, securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary. In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Company intends to sell or expect that it is more likely than not that it will be required to sell the investment security before an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

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

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Assets. Total assets decreased $15.6 million, or 1.8%, to $830.7 million at December 31, 2015 compared to $846.3 million at December 31, 2014.

Investment securities classified as available-for-sale decreased $9.6 million, or 9.1%, to $95.9 million at December 31, 2015 compared to $105.4 million at December 31, 2014. This decrease was primarily the result of calls and maturities of U.S. government agencies and obligations of states and political subdivisions that were utilized to reduce short-term borrowings and fund loans and were partially reinvested in U.S. government agencies and obligations of states and political subdivisions.

Loans, net, decreased $3.6 million, or 0.5%, to $676.9 million at December 31, 2015 compared to $680.5 million at December 31, 2014 primarily due to $38.2 million of residential loan sales in the second quarter and $11.2 million of net paydowns on residential loans partially offset by increases of $26.5 million in consumer loans (mainly indirect auto loans) and $20.2 million in commercial real estate loans. The loan sales were primarily comprised of 30-year fixed rate mortgage loans that were acquired in the merger and were secured by properties located outside the Bank’s normal lending area within the five counties it conducts business. The Company utilized the proceeds from the loan sales to payoff $14.0 million of borrowings in the third quarter and to fund commercial loan originations, which have shorter interest rate repricing durations than mortgage loans.

Liabilities. Total liabilities decreased $20.6 million, or 2.7%, to $743.8 million at December 31, 2015 compared to $764.4 million at December 31, 2014.

Total deposits decreased $18.2 million, or 2.6%, to $679.3 million at December 31, 2015 compared to $697.5 million at December 31, 2014. There were decreases of $26.5 million in money market accounts, $5.9 million in time deposits, and $2.3 million in demand deposits, partially offset by increases of $12.8 million in brokered deposits and $3.1 million in savings accounts. The decrease in deposit balances is partly attributable to a decline in school district deposits as a result of the Pennsylvania state budget impasse as well as a decline in oil and gas industry-related deposits. Brokered deposits increased primarily due to the Bank participating in a reciprocal deposit network, which allows participating institutions to both send and receive identical amounts simultaneously and provides increased FDIC insurance coverage on customer deposit amounts greater than $250,000. The reciprocal deposit network does not share the same characteristics of traditional brokered deposits because they are based on actual customer relationships. Due to the low interest rate environment, the Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships.

Short-term borrowings decreased $14.2 million, or 30.5%, to $32.4 million at December 31, 2015 compared to $46.7 million at December 31, 2014. Conversely, other borrowed funds increased $12.9 million, or 85.0%, to $28.0 million at December 31, 2015 compared to $15.1 million at December 31, 2014. At December 31, 2015, short-term borrowings were comprised of $23.1 million of securities sold under agreements to repurchase compared to $20.9 million at December 31, 2014. The increase is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Short-term Federal Home Loan Bank borrowings decreased to $9.4 million at December 31, 2015 compared to $25.8 million at December 31, 2014. In the first quarter, a portion of FHLB short-term borrowings were replaced with $15.0 million in long-term borrowings with laddered maturities designed to mitigate the Company’s interest rate risk in the event of rising interest rates. Funds generated from loan sales in the second and third quarters and security maturities and calls were utilized to payoff FHLB short-term borrowings and $15.0 million of long-term FHLB borrowings in the third quarter. Due to a decline in school district deposits in the third and fourth quarter and loan growth, the Bank borrowed $9.4 million short-term and laddered an additional $13.0 million of long-term, fixed-rate FHLB borrowings. As a result of current year activity, the weighted average interest rate on long-term borrowings decreased from 3.78% to 1.80%.

Stockholders’ Equity. Stockholders’ equity increased $5.0 million, or 6.1%, to $86.9 million at December 31, 2015 compared to $81.9 million at December 31, 2014. During the period, net income was $8.4 million and the Company paid $3.5 million in dividends to stockholders.

Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014

Overview. Net income increased $4.1 million, or 96.2%, to $8.4 million, for the year ended December 31, 2015 compared to $4.3 million for the year ended December 31, 2014.

Net Interest Income. Net interest income increased $10.3 million, or 54.7%, to $29.2 million for the year ended December 31, 2015 compared to $18.9 million for the year ended December 31, 2014.

Interest and dividend income increased $11.1 million, or 53.1%, to $31.9 million for the year ended December 31, 2015 compared to $20.8 million for the year ended December 31, 2014. Interest income on loans increased $11.0 million due to an increase in average loans outstanding of $238.1 million primarily due to the merger. Other interest and dividend income increased $158,000 primarily due to an increase in FHLB stock dividends which included the payment of a special dividend in the first quarter of 2015 of $56,000. As a result of an increase in borrowings compared to the prior period, the Bank was required to hold additional FHLB stock. Despite a decrease of $10.4 million in the average balance, interest income on taxable securities increased $97,000 due to an increase of 40 basis points in yield from new purchases or from higher yields on the remaining securities in the portfolio. Interest income on securities exempt from federal tax decreased $211,000 due to deploying proceeds from security calls and maturities into loans and for merger-related funding purposes in the prior period. There was a decrease of $5.3 million in the average balance on securities exempt from federal tax and a decrease of 23 basis points in yield as a result of security calls and maturities with higher yields and purchasing securities with lower prevailing yields.

Interest expense increased $755,000, or 38.5%, to $2.7 million for the year ended December 31, 2015 compared to $2.0 million for the year ended December 31, 2014. Interest expense on deposits increased $568,000 due to an increase in average interest-bearing deposits of $145.8 million primarily due to the merger. Despite the increase in average balances, the average cost of interest-bearing deposits decreased 2 basis points, primarily related to the repricing of maturing certificates of deposit to lower rates. Interest expense on other borrowed funds and short-term borrowings increased $163,000 and $24,000, respectively, primarily due to an increase in average borrowings of $25.2 million. The Bank laddered a series of long-term FHLB borrowings in 2015 to mitigate the Company’s interest rate risk in the event of rising interest rates.

Provision for Loan Losses. The provision for loan losses was $2.0 million for the year ended December 31, 2015. There was no provision for loan losses in the year ended December 31, 2014. Net charge-offs for the year ended December 31, 2015 were $710,000, which included a $291,000 charge-off on a commercial real estate loan in the oil and gas industry, compared to net charge-offs of $187,000 for the year ended December 31, 2014. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses and determined the current provision was necessary due to current period charge-offs, commercial and indirect auto loan growth, and an increase in substandard loans.

Noninterest Income. Noninterest income increased $3.8 million, or 98.9%, to $7.6 million for the year ended December 31, 2015 compared to $3.8 million for the year ended December 31, 2014 primarily due to a $3.1 million increase in insurance commissions from the acquisition of Exchange Underwriters as part of the merger. Included in insurance commissions are $565,000 of contingency fees. Service fees on deposit accounts increased $458,000 primarily due to check card fees from deposit accounts acquired in the merger and a first-year incentive for a check card brand change. Income from bank owned life insurance increased $201,000 due to the acquisition of policies in the merger. Other miscellaneous income increased $85,000 primarily due to a decline in amortization on mortgage servicing rights related to loans sold to the FHLB as part of the MPF® program. Net gains on sale of loans decreased $94,000 primarily due to losses on the sales of $38.2 million of residential loans that were acquired in the merger.

Noninterest Expense. Noninterest expense increased $6.1 million, or 36.5%, to $22.9 million for the year ended December 31, 2015 compared to $16.8 million for the year ended December 31, 2014. Salaries and employee benefits increased $4.1 million primarily due to additional employees as a result of the merger as well as normal salary increases. Occupancy and equipment increased $559,000 and $499,000, respectively, primarily due to the acquisition of branches in the merger and increased costs associated with the prior year upgrade of the data processing system to accommodate additional account activity. Amortization of core deposit intangible increased $446,000 due to amortization of the core deposit intangible from the merger. Advertising increased $363,000 related to a cooperative marketing agreement at Exchange Underwriters and advertising initiatives to promote the merger. The cooperative marketing agreement was terminated in the fourth quarter of 2015. Other real estate owned income was $196,000 in the current period compared to $548,000 in the prior period resulting in a decrease of $352,000 in income. The prior period included an $840,000 pre-tax gain on sale of an other real estate owned commercial property. PA shares tax, which is calculated based on the Bank’s stockholders’ equity, increased $322,000 due to an increase in stockholders’ equity from the merger. Contracted services increased $176,000 primarily due to increases in data processing expenses and fees associated with becoming a publicly traded company. Bankcard processing expense increased $136,000 due to the increase in the number of accounts from the merger. The FDIC assessment increased $51,000 due to the increase in deposits from the merger. Other noninterest expense increased $1.0 million primarily due to an increase in various miscellaneous expenses due to the merger, such as telephone, postage, director fees, and business travel as well as increased insurance costs and debit card fraud losses. Merger expenses decreased $2.0 million due to merger-related expenses incurred in the prior period only.

Income Tax Expense. Income taxes increased $1.8 million to $3.4 million for the year ended December 31, 2015 compared to $1.6 million for the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was 29.0% compared to 27.3% for the year ended December 31, 2014. The increase in income taxes and effective tax rate was due to an increase of $6.0 million in net income before income tax expense and a decrease in tax-exempt income.

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

Overview. Net income was $4.3 million for the year ended December 31, 2014 and was comparable to the year ended December 31, 2013.

Net Interest Income. Net interest income for the year ended December 31, 2014 increased $3.2 million, or 20.5%, to $18.9 million compared to $15.7 million for the year ended December 31, 2013. Interest income on loans increased $3.0 million, or 19.2%, to $18.5 million primarily driven by growth in average loans throughout the year and from the merger. In addition, despite an increase in the average balance of interest-bearing deposits, interest expense on deposits decreased $193,000, or 9.8%, to $1.8 million due to the repricing of maturing certificates of deposit to lower rates. Other interest and dividend income increased $85,000 primarily due to increased FHLB stock dividends. Interest expense on other borrowed funds decreased $85,000 due to the decrease in the average cost on outstanding average FHLB debt. These benefits to net interest income were partially offset by a decrease of $166,000 on interest income on tax exempt securities due to a decrease in average balances of securities from utilizing calls and maturities to fund loans.

Provision for Loan Losses. There was no provision for loan losses for the year ended December 31, 2014, compared to $100,000 for the year ended December 31, 2013. No provision was deemed necessary based on management’s review of the allowance for loan losses and the credit quality of the loan portfolio. Net charge-offs for the year ended December 31, 2014 were $187,000 compared to $622,000 for the year ended December 31, 2013.

Noninterest Income. Noninterest income increased $613,000, or 19.1%, to $3.8 million for the year ended December 31, 2014 compared to $3.2 million for the year ended December 31, 2013. The acquisition of Exchange Underwriters, Inc. as part of the merger resulted in a $455,000 increase in commissions. Service fees on deposit accounts increased $66,000 primarily from check card interchange fee income. Mortgage backed securities and equities were sold in the current period resulting in a $60,000 gain. Bank owned life insurance income increased $30,000 due to the acquisition of policies from the merger.

Noninterest Expenses. Noninterest expense increased $3.4 million, or 25.8%, to $16.8 million for the year ended December 31, 2014 compared to $13.4 million for the year ended December 31, 2013 primarily due to $2.0 million of merger-related expenses. Merger-related expenses included $1.8 million in professional fees related to investment banker, legal and audit services. Compensation and employee benefits expense increased $1.0 million primarily due to employees retained as a result of the merger as well as normal salary increases and overtime related to a loan document scanning project. Occupancy and equipment costs increased $270,000 primarily due to the acquisition of FFSB branches, branch maintenance, and increased costs associated with the upgrade of the data processing system to accommodate additional account activity. As a result of the merger, advertising costs increased $167,000 due to several advertising initiatives undertaken to increase market share and to promote the community identity of the Bank as well as a cooperative marketing agreement utilized by Exchange Underwriters. Contracted services increased $119,000 primarily due to costs associated with becoming a registrant with the Securities and Exchange Commission. Other noninterest expense increased $362,000 primarily due to increases in travel, conferences, office supplies and charitable donations. Other real estate owned expense decreased $588,000 primarily due to an $840,000 gain on the sale of a real estate owned property in the current period partially offset by $40,000 of net expense recognized in the prior period.

Income Tax Expense. Income tax expense for the year ended December 31, 2014 increased $449,000 to $1.6 million compared to $1.2 million for the year ended December 31, 2013. The effective tax rate was 27.3% for the year ended December 31, 2014 compared to 21.4% for the year ended December 31, 2013. The increase in the effective tax rate was primarily due to the nondeductibility of certain merger-related expenses.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 34%. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	(Dollars in thousands)
	Years Ended December 31,
	2015			2014			2013
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-Earning Assets:
Loans, Net	$671,776	$29,668	4.42%	$433,668	$18,589	4.29%	$358,215	$15,594	4.35%
Investment Securities
Taxable	57,082	959	1.68	67,512	862	1.28	91,934	843	0.92
Tax Exempt	41,892	1,661	3.96	47,184	1,978	4.19	50,078	2,219	4.43
Other Interest-Earning Assets	11,318	281	2.48	16,637	138	0.83	9,562	42	0.44
Total Interest-Earning Assets	782,068	32,569	4.16	565,001	21,567	3.82	509,789	18,698	3.67
Noninterest-Earning Assets	55,300			33,520			29,225
Total Assets	$837,368			$598,521			$539,014

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$104,202	165	0.16%	$77,715	147	0.19%	$76,573	170	0.22%
Savings	122,652	222	0.18	94,856	175	0.18	78,699	158	0.20
Money Market	151,338	355	0.23	115,585	303	0.26	107,572	302	0.28
Time Deposits	151,730	1,601	1.06	95,920	1,150	1.20	88,402	1,338	1.51
Total Interest-Bearing Deposits	529,922	2,343	0.44	384,076	1,775	0.46	351,246	1,968	0.56

Borrowings	52,588	372	0.71	27,340	185	0.68	27,622	268	0.97
Total Interest-Bearing Liabilities	582,510	2,715	0.47	411,416	1,960	0.48	378,868	2,236	0.59

Noninterest-Bearing Liabilities	169,696			137,189			115,004
Total Liabilities	752,206			548,605			493,872

Stockholders' Equity	85,162			49,916			45,142
Total Liabilities and Stockholders' Equity	$837,368			$598,521			$539,014

Net Interest Income		$29,854			$19,607			$16,462

Net Interest Rate Spread (1)			3.69%			3.34%			3.08%
Net Interest-Earning Assets (2)	$199,558			$153,585			$130,921
Net Interest Margin (3)			3.82%			3.47%			3.23%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.26%			137.33%			134.56%

_________________

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utiliizing a marginal tax rate of 34%.

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

	(Dollars in thousands)
	Year Ended December 31, 2015			Year Ended December 31, 2014
	Compared To			Compared To
	Year Ended December 31, 2014			Year Ended December 31, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$10,499	$580	$11,079	$3,213	$(218)	$2,995
Investment Securities:
Taxable	(145)	242	97	(260)	279	19
Tax-Exempt	(212)	(105)	(317)	(124)	(117)	(241)
Other Interest-Earning Assets	(56)	199	143	44	52	96
Total Interest-Earning Assets	10,086	916	11,002	2,873	(4)	2,869

Interest Expense:
Deposits	648	(80)	568	180	(373)	(193)
Borrowings	179	8	187	(4)	(79)	(83)
Total Interest-Bearing Liablities	827	(72)	755	176	(452)	(276)
Change in Net Interest Income	$9,259	$988	$10,247	$2,697	$448	$3,145

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at December 31, 2015 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $11.3 million at December 31, 2015. Unpledged securities, which provide an additional source of liquidity, totaled $24.2 million. In addition, at December 31, 2015, the Company had the ability to borrow up to $301.4 million from the FHLB of Pittsburgh, of which $37.4 million was outstanding and $18.3 million was utilized toward a standby letter of credit. The Company also has the ability to borrow up to $76.5 million from the Federal Reserve Bank through its Borrower-In-Custody line of credit agreement and $40.0 million from multiple line of credit arrangements with various banks, none of which were outstanding.

At December 31, 2015, the Company had funding commitments totaling $112.8 million, consisting primarily of commitments to originate loans, unused lines of credit and letters of credit.

At December 31, 2015, certificates of deposit due within one year of that date totaled $65.0 million, or 44.6% of total deposits. If these certificates of deposit do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience, that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the year ended December 31, 2015, the Company originated $192.1 million compared to $160.7 million for the year ended December 31, 2014.

The Company is a separate legal entity from Community Bank and must provide for its own liquidity to pay dividends to shareholders and for other corporate purposes. At December 31, 2015, the Company (on an unconsolidated basis) had liquid assets of $809,000.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2015, we exceeded all of our regulatory capital requirements Accordingly, Community Bank was categorized as well-capitalized at December 31, 2015 and December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital ratios are presented in the following table. The Company’s capital ratios are comparable to those shown for the Bank.

	(Dollars in thousands)
	2015		2014
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$78,702	12.83%	N/A	N/A
For Capital Adequacy Purposes	27,597	4.50	N/A	N/A
To Be Well Capitalized	39,862	6.50	N/A	N/A

Tier I Capital (to Risk-Weighted Assets)
Actual	78,702	12.83	$69,340	11.63%
For Capital Adequacy Purposes	36,795	6.00	23,840	4.00
To Be Well Capitalized	49,060	8.00	35,760	6.00

Total Capital (to Risk-Weighted Assets)
Actual	85,192	13.89	74,484	12.50
For Capital Adequacy Purposes	49,060	8.00	47,680	8.00
To Be Well Capitalized	61,326	10.00	59,600	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	78,702	9.60	69,340	9.33
For Capital Adequacy Purposes	32,777	4.00	29,719	4.00
To Be Well Capitalized	40,972	5.00	37,149	5.00

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

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. The following tables present certain of our contractual obligations at December 31, 2015.

	(Dollars in thousands)
	Payment Due by Period
		Less Than	More Than	More Than
		Or Equal to	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Certificates of deposit	$145,651	$64,958	$42,289	$28,335	$10,069
Borrowings	60,448	32,448	8,000	12,000	8,000
Operating lease obligations	2,029	498	724	218	589
Total	$208,128	$97,904	$51,013	$40,553	$18,658

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

General. The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the Company’s most significant form of market risk is interest rate risk. The Company’s assets, consisting primarily of mortgage loans, have longer maturities than its liabilities, consisting primarily of deposits. As a result, a principal part of its business strategy is to manage interest rate risk and reduce the exposure of net interest income to changes in market interest rates. Accordingly, the Company’s board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in the Company’s assets and liabilities, for determining the level of risk that is appropriate given the Company’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a monthly basis and the Asset/Liability Management Committee meets on a monthly basis to review its asset/liability policies and position, interest rate risk position and to discuss and implement interest rate risk strategies.

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

The table below sets forth, as of December 31, 2015, the estimated changes in EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	(Dollars in thousands)
				EVE as a Percent of
	Economic Value of Equity			Portfolio Value of Assets			Earnings at Risk
Change in Interest Rates	Dollar	Dollar	Percent				Dollar	Percent
in Basis Points ("bp')	Amount	Change	Change	NPV Ratio	Change		Change	Change
+300 bp	$76,135	$(16,628)	(17.9)%	10.00%	(125	) bp	$427	1.6%
+200 bp	81,736	(11,027)	(11.9)	10.45	(80)		372	1.4
+100 bp	87,584	(5,179)	(5.6)	10.90	(35)		202	0.8
Flat	92,763	-	-	11.25	-		-	-
-100 bp	91,180	(1,583)	(1.7)	10.87	(38)		(946)	(3.5)

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

ITEM 8. Financial Statements and Supplementary Data

The Financial Statements are included in Part IV, Item 15 of this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference hereunder in the Proxy Statement for the 2016 Annual Meeting.

ITEM 11. Executive Compensation

Information required by this item is incorporated by reference hereunder in the Proxy Statement for the 2016 Annual Meeting.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the Proxy Statement for the 2016 Annual Meeting.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference to the Proxy Statement for the 2016 Annual Meeting.

ITEM 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the Proxy Statement for the 2016 Annual Meeting.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The financial statements filed as a part of this Form 10-K are:

(A) Report of Independent Registered Public Accounting Firm;

(B) Consolidated Statement of Financial Condition - December 31, 2015 and 2014;

(C) Consolidated Statement of Income - years ended December 31, 2015, 2014, and 2013;

(D)	Consolidated Statement of Comprehensive Income - years ended December 31, 2015, 2014, and 2013;

(E) Consolidated Statement of Changes in Stockholders’ Equity - years ended December 31, 2015, 2014 and 2013;

(F) Consolidated Statement of Cash Flows - years ended December 31, 2015, 2014 and 2013; and

(G) Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits
3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)
3.2	Bylaws of CB Financial Services, Inc..(1)
4	Form of Stock Certificate of CB Financial Services, Inc. (1)
10.1	Employment Agreement by and between Community Bank and Barron P. McCune, Jr. (2)
10.2	Employment Agreement by and between Community Bank and Kevin D. Lemley (3)
10.3	Employment Agreement by and between Community Bank and Ralph Burchianti (4)
10.4	Employment Agreement by and between Community Bank and Ralph J. Sommers, Jr. (5)
10.5	Employment Agreement by and between Community Bank and Patrick G. O’Brien (1)
10.6	Employment Agreement by and among Community Bank, Exchange Underwriters, Inc. and Richard B. Boyer dated April 14, 2014 (1)
10.7	Split Dollar Life Insurance Agreement by and between Community Bank and Barron P. McCune, Jr. dated April 1, 2005 (1)
10.8	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)
10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph J. Sommers, Jr. dated April 1, 2005 (1)
10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002 by and between First Federal Savings Bank and Richard B. Boyer (6)
10.11	Amendment dated as of July 19, 2002 to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (7)
10.12	Amendment dated as of September 13, 2005 to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (8)
10.13	Lease Agreement dated as of June 1, 2012 by and between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer (9)
10.14	CB Financial Services, Inc. 2015 Equity Incentive Plan (10)
21	Subsidiaries
23	Consent of Baker Tilly Virchow Krause LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.

___________________

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196749).
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(4)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(5)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(6)	Incorporated herein by reference to Exhibit 10.11 to FedFirst Financial Corporation’s Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004.
(7)	Incorporated herein by reference to Exhibit 10.2 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(8)	Incorporated herein by reference to Exhibit 10.4 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(9)	Incorporated herein by reference to Exhibit 10.7 to FedFirst Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013.
(10)	Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 16, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.

Date: March 14, 2016	By:	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Barron P. McCune, Jr.	By:	/s/ Kevin D. Lemley
	Barron P. McCune, Jr.		Kevin D. Lemley
	President, Chief Executive Officer and		Executive Vice President and Chief Financial Officer
Vice Chairman

Date: March 14, 2016		Date: March 14, 2016

By:	/s/ Ralph J. Sommers, Jr.	By:	/s/ Karl G. Baily
	Ralph J. Sommers, Jr.		Karl G. Baily
	Director (Chairman of the Board)		Director

Date: March 14, 2016		Date: March 14, 2016

By:	/s/ Richard B. Boyer	By:	/s/ Mark E. Fox
	Richard B. Boyer		Mark E. Fox
	Director		Director

Date: March 14, 2016		Date: March 14, 2016

By:	/s/ William C. Groves	By:	/s/ Charles R. Guthrie
	William C. Groves		Charles R. Guthrie, CPA
	Director		Director

Date: March 14, 2016		Date: March 14, 2016

By:	/s/ Joseph N. Headlee	By:	/s/ John J. LaCarte
	Joseph N. Headlee		John J. LaCarte
	Director		Director

Date: March 14, 2016		Date: March 14, 2016

By:	/s/ Patrick G. O’Brien	By:	/s/ David F. Pollock
	Patrick G. O'Brien		David F. Pollock
	Director		Director

Date: March 14, 2016		Date: March 14, 2016

By:	/s/ John M. Swiatek
John M. Swiatek
Director

Date: March 14, 2016

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CB Financial Services, Inc.

Carmichaels, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of CB Financial Services, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Financial Services, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania

March 14, 2016

Consolidated Statement of Financial Condition

(Dollars in thousands, except per share and share data)

	December 31,
	2015	2014
ASSETS
Cash and Due From Banks:
Interest Bearing	$2,316	$5,933
Non-Interest Bearing	9,024	5,818
Total Cash and Due From Banks	11,340	11,751

Investment Securities:
Available-for-Sale	95,863	105,449
Held-to-Maturity	-	504
Loans, Net	676,864	680,451
Premises and Equipment, Net	10,277	10,593
Bank-Owned Life Insurance	18,209	17,735
Goodwill	4,953	5,632
Core Deposit Intangible	4,353	4,888
Accrued Interest and Other Assets	8,818	9,311
TOTAL ASSETS	$830,677	$846,314

LIABILITIES
Deposits:
Demand Deposits	$161,053	$163,362
NOW Accounts	99,514	98,919
Money Market Accounts	134,294	160,747
Savings Accounts	121,415	118,332
Time Deposits	145,651	151,594
Brokered Deposits	17,372	4,540
Total Deposits	679,299	697,494

Short-Term Borrowings	32,448	46,684
Other Borrowed Funds	28,000	15,136
Accrued Interest and Other Liabilities	4,034	5,088
TOTAL LIABILITIES	743,781	764,402

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,081,017 and 4,071,462 Shares Outstanding at December 31, 2015 and December 31, 2014, Respectively	1,818	1,818
Capital Surplus	41,614	41,762
Retained Earnings	47,725	42,766
Treasury Stock, at Cost (282,329 Shares at December 31, 2015 and 291,884 Shares at December 31, 2014)	(4,836)	(4,999)
Accumulated Other Comprehensive Income	575	565
TOTAL STOCKHOLDERS' EQUITY	86,896	81,912
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$830,677	$846,314

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Income

(Dollars in thousands, except per share and share data)

	Years Ended December 31,
	2015	2014	2013
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$29,562	$18,515	$15,528
Federal Funds Sold	12	27	16
Investment Securities:
Taxable	959	862	843
Exempt From Federal Income Tax	1,115	1,326	1,492
Other Interest and Dividend Income	269	111	26
TOTAL INTEREST AND DIVIDEND INCOME	31,917	20,841	17,905

INTEREST EXPENSE
Deposits	2,343	1,775	1,968
Federal Funds Purchased	2	2	3
Short-Term Borrowings	83	59	56
Other Borrowed Funds	287	124	209
TOTAL INTEREST EXPENSE	2,715	1,960	2,236

NET INTEREST INCOME	29,202	18,881	15,669
Provision For Loan Losses	2,005	-	100
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,197	18,881	15,569

NONINTEREST INCOME
Service Fees on Deposit Accounts	2,586	2,128	2,062
Insurance Commissions	3,536	466	11
Other Commissions	514	397	382
Net Gains on Sale of Loans	358	452	476
Net Gains on Sale of Investments	-	60	-
Income from Bank-Owned Life Insurance	474	273	243
Other	127	42	31
TOTAL NONINTEREST INCOME	7,595	3,818	3,205

NONINTEREST EXPENSE
Salaries and Employee Benefits	12,493	8,380	7,341
Occupancy	1,777	1,218	1,119
Equipment	1,645	1,146	975
FDIC Assessment	463	412	383
PA Shares Tax	679	357	403
Contracted Services	639	463	344
Legal Fees	495	426	420
Advertising	830	467	300
Bankcard Processing Expense	456	320	253
Other Real Estate Owned (Income) Expense	(196)	(548)	40
Amortization of Core Deposit Intangible	535	89	53
Merger-Related	-	1,979	-
Other	3,113	2,089	1,727
TOTAL NONINTEREST EXPENSE	22,929	16,798	13,358

Income Before Income Taxes	11,863	5,901	5,416
Income Taxes	3,443	1,609	1,160
NET INCOME	$8,420	$4,292	$4,256

EARNINGS PER SHARE
Basic	$2.07	$1.63	$1.73
Diluted	2.07	1.63	1.72

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,071,855	2,633,871	2,463,571
Diluted	4,071,855	2,635,090	2,478,086

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Net Income	$8,420	$4,292	$4,256
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available-for-Sale Securities Net of Income Tax of $5, $704, and $(1,026) for the Years Ended December 31, 2015, 2014, and 2013, Respectively	10	1,368	(1,992)
Reclassification Adjustment for Gains on Securities Included in Net Income, Net of Income Tax of $20 for the Year Ended December 31, 2014 (1)	-	(40)	-
Other Comprehensive Income (Loss), Net of Income Tax	10	1,328	(1,992)
Total Comprehensive Income	$8,430	$5,620	$2,264

(1)	The gross amount of gains on securities of $60 for the year ended December 31, 2014 is reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect of $20 for the year ended December 31, 2014 is included in Income Taxes on the Consolidated Statement of Income.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands, except per share and share data)

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2012	2,603,459	$1,085	$5,636	$38,623	$(2,103)	$1,229	$44,470
Net Income	-	-	-	4,256	-	-	4,256
Other Comprehensive Loss	-	-	-	-	-	(1,992)	(1,992)
Exercise of Stock Options	23,405	10	333	-	-	-	343
Dividends Declared ($0.84 per share)	-	-	-	(2,072)	-	-	(2,072)
December 31, 2013	2,626,864	1,095	5,969	40,807	(2,103)	(763)	45,005
Net Income	-	-	-	4,292	-	-	4,292
Other Comprehensive Income	-	-	-	-	-	1,328	1,328
Purchase of FedFirst Financial Corporation	1,721,967	717	35,593	-	-	-	36,310
Exercise of Stock Options	14,515	6	200	-	-	-	206
Dividends Declared ($0.84 per share)	-	-	-	(2,333)	-	-	(2,333)
Treasury Stock Purchased, at Cost (133,000 shares)	-	-	-	-	(2,896)	-	(2,896)
December 31, 2014	4,363,346	1,818	41,762	42,766	(4,999)	565	81,912
Net Income	-	-	-	8,420	-	-	8,420
Other Comprehensive Income	-	-	-	-	-	10	10
Restricted Stock Awards Granted	-	-	(163)	-	163	-	-
Stock-Based Compensation Expense	-	-	15	-	-	-	15
Dividends Declared ($0.85 per share)	-	-	-	(3,461)	-	-	(3,461)
December 31, 2015	4,363,346	$1,818	$41,614	$47,725	$(4,836)	$575	$86,896

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net Income	$8,420	$4,292	$4,256
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By (Used In) Operating Activities:
Net Amortization on Investments	677	1,240	1,851
Depreciation and Amortization	2,572	763	629
Provision for Loan Losses	2,005	-	100
Income from Bank-Owned Life Insurance	(474)	(273)	(243)
Proceeds From Mortgage Loans Sold	58,607	16,922	15,927
Originations of Mortgage Loans for Sale	(20,123)	(16,470)	(15,451)
Gains on Sales of Loans	(358)	(452)	(476)
Gains on Sales of Investment Securities	-	(60)	-
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(285)	(840)	(211)
Noncash Expense for Stock-Based Compensation	15	-	-
Decrease (Increase) in Accrued Interest Receivable	116	(677)	69
Valuation Adjustment on Foreclosed Real Estate	-	-	126
(Decrease) Increase in Deferred Income Tax	(19)	1,218	192
Increase (Decrease) in Taxes Payable	3,071	(577)	(52)
(Decrease) Increase in Accrued Interest Payable	(43)	82	(61)
Decrease in Prepaid FDIC Assessment	-	-	653
Other, Net	(2,618)	(7,569)	741
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	51,563	(2,401)	8,050

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	37,204	62,632	58,189
Purchases of Securities	(28,276)	(52,144)	(41,517)
Proceeds from Sales of Securities	-	18,712	-
Investment Securities Held-to-Maturity:
Proceeds From Principal Repayments and Maturities	500	495	1,005
Net Increase in Loans	(38,165)	(308,417)	(32,670)
Purchase of Premises and Equipment	(604)	(6,564)	(237)
Retirements of Premises and Equipment	-	74	-
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	830	2,445	1,212
Increase in Restricted Equity Securities	(435)	(1,620)	(380)
Acquisition of Bank-Owned Life Insurance	-	(8,760)	-
NET CASH USED IN INVESTING ACTIVITIES	(28,946)	(293,147)	(14,398)

FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(18,195)	217,159	10,187
Net (Decrease) Increase in Short-Term Borrowings	(14,236)	31,300	(7,989)
Principal Payments on Other Borrowed Funds	(15,136)	(1,029)	(3,000)
Proceeds from Long-Term Borrowings	28,000	12,165	-
Cash Dividends Paid	(3,461)	(2,333)	(2,072)
Treasury Stock, Purchases at Cost	-	(2,896)	-
Issuance of Common Stock	-	36,310	-
Exercise of Stock Options	-	206	343
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(23,028)	290,882	(2,531)
DECREASE IN CASH AND CASH EQUIVALENTS	(411)	(4,666)	(8,879)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	11,751	16,417	25,296
CASH AND DUE FROM BANKS AT END OF YEAR	$11,340	$11,751	$16,417

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $2,357, $1,746 and $2,017 respectively)	2,759	1,877	2,298
Income taxes	2,268	1,795	525
Real estate acquired in settlement of loans	542	1,578	1,031

The accompanying notes are an integral part of these consolidated financial statements

CB FINANCIAL SERVICES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc. and its wholly owned subsidiary, Community Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Exchange Underwriters, Inc. (“Exchange Underwriters”). CB Financial Services, Inc. and Community Bank are collectively referred to as the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company evaluated the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, and determined that segment reporting information related to Exchange Underwriters was not required to be presented because the segment comprises less than 10% of total interest and noninterest income and less than 10% of the combined assets of the Company.

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

Exchange Underwriters records insurance commissions based on the method in which the policy is billed. For policies that Exchange Underwriters directly bills to policyholders, known as “agency billing”, income is recorded when billed. For policies an insurance company directly bills to policyholders on behalf of Exchange Underwriters, known as “direct billing”, income is recorded as payments are received. Commissions are recorded net of cancellations.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company’s business activities are currently confined to one operating segment which is community banking.

Cash and Due From Banks

Included in Cash and Due From Banks are required federal reserves of $1.8 and $1.9 million at December 31, 2015 and 2014, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of cash on hand and/or balances maintained directly with the Federal Reserve Bank.

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

Common stock of the Federal Home Loan Bank (“FHLB”) and of Atlantic Community Bankers’ Bank (“ACBB”) represent ownership in organizations which are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in ASC Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Included in accrued interest and other assets are FHLB stock of $3.7 million and $3.3 million at December 31, 2015 and 2014, respectively, and ACBB stock of $85,000 at December 31, 2015 and 2014.

The Company periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at December 31, 2015 and, therefore, determined that FHLB stock was not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding net of deferred loan fees and the allowance for loan losses. The Company’s loan portfolio is segmented to enable management to monitor risk and performance. The real estate loans are further segregated into three classes. Residential mortgages include those secured by residential properties and include home equity loans, while commercial mortgages consist of loans to commercial borrowers secured by commercial real estate. Construction loans typically consist of loans to build commercial buildings and acquire and develop residential real estate. The commercial and industrial segment consists of loans to finance the activities of commercial customers. The consumer segment consists primarily of indirect auto loans as well as personal installment loans and personal or overdraft lines of credit.

Residential mortgage and construction loans are typically longer-term loans and, therefore, generally, present greater interest rate risk than the consumer and commercial loans. Under certain economic conditions, housing values may decline, which may increase the risk that the collateral values are not sufficient. Commercial real estate loans generally present a higher level of risk than loans secured by residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of commercial real estate loans is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. Commercial and industrial loans are generally secured by business assets, inventories, accounts receivable, etc., which present collateral risk. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan.

Accrual of interest on loans is generally discontinued when it is determined that a reasonable doubt exists as to the collectability of principal, interest, or both. Payments received on nonaccrual loans are recorded as income or applied against principal according to management’s judgment as to the collectability of such principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

When the Company restructures a loan for a troubled borrower, the loan terms (i.e., interest rate, payment, amortization period and/or maturity date) are modified in such a way to enable the borrower to cover the modified debt service payments based on current financials and cash flow adequacy. If the hardship is thought to be temporary, then modified terms are offered only for that time period. Where possible, the Company obtains additional collateral and/or secondary payment sources at the time of the restructure. To date, the Company has not forgiven any principal as a restructuring concession. The Company will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance based on potential losses in the current loan portfolio, which includes an assessment of economic conditions, changes in the nature and volume of the loan portfolio, loan loss experience, volume and severity of past due, classified and nonaccrual loans as well as other loan modifications, quality of the Company’s loan review system, the degree of oversight by the Company’s Board of Directors, existence and effect of any concentrations of credit and changes in the level of such concentrations, effect of external factors, such as competition and legal and regulatory requirements, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. Additions are made to the allowance through periodic provisions charged to income and recovery of principal and interest on loans previously charged-off. Losses of principal are charged directly to the allowance when a loss actually occurs or when a determination is made that the specific loss is probable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered non-accrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exist, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated.

The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans. Management determines historical loss experience for each segment of loans using the two-year rolling average of the net charge-off data within each segment. Qualitative and environmental factors are also considered that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience and include levels and trends in delinquency and impaired loans, levels and trends in net charge-offs, trends in volume and terms of loans, change in underwriting, policies, procedures, practices and key personnel, national and local economic trends, industry conditions and effects of changes in high risk credit circumstances. The qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in the portfolio and economy. An unallocated component is maintained to cover uncertainties that could affect the Company’s estimate of probable losses.

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

The Company grants commercial, residential, and other consumer loans to customers throughout Greene, Washington, Allegheny, Fayette and Westmoreland Counties in Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2015 and 2014, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties.

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

Real Estate Owned

Real estate owned acquired in settlement of foreclosed loans is carried as a component of other assets at the lower of cost or fair value minus estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against noninterest expense. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. Real estate owned was $312,000 and $278,000, of these amounts, $137,000 and $104,000 represent residential loans at December 31, 2015 and 2014, respectively. Residential loans in process of foreclosure were $3.8 and $2.7 million at December 31, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740, Income Taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

Core Deposit Intangible

Core deposit intangible was developed by specific core deposit life studies and is amortized using the straight-line method over periods ranging from eight to ten years. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charges to expense.

Goodwill

The Company accounts for goodwill in accordance with ASC Sub-Topic 350-20, Intangibles – Goodwill and Other. This statement, among other things, requires a two-step process for testing the impairment of goodwill for each reporting unit on at least an annual basis. The Company performs an annual impairment analysis of goodwill. Based on the fair value of each reporting unit that has goodwill, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2015, 2014 and 2013.

Mortgage Service Rights (“MSRs”)

The Company has agreements for the express purpose of selling loans in the secondary market. The Company maintains all servicing rights for these loans. Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized in proportion to sold mortgages that are serviced and reported on the Consolidated Statement of Financial Condition. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against loan servicing fee income. The carrying and fair values of the MSRs and related amortization are not significant for financial reporting purposes.

Treasury Stock

The purchase of the Company’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the average cost basis, with any excess proceeds being credited to capital surplus.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio and unrealized income (loss) related to factors other than credit on debt securities.

Earnings Per Share

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing the reported net income as the numerator and weighted average shares outstanding as the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any options and convertible securities are adjusted for in the denominator. Treasury shares are not deemed outstanding for earnings per share calculations.

Stock-Based Compensation

In 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term financial success of the Company by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders through the ownership of additional common stock of the Company. The effective date of the Plan was May 20, 2015, which was the date the Plan satisfied the applicable stockholder approval requirement. The Plan shall remain in effect as long as any awards are outstanding, provided however that no awards may be granted under the Plan after the day immediately prior to the ten-year anniversary of the effective date of May 20, 2015. All of the Company’s directors and employees are eligible to participate in the Plan. The Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-qualified stock options or incentive stock options, restricted stock awards or restricted stock units. The Plan reserved an aggregate number of 407,146 shares of which two-thirds of the shares (271,431) may be issued as stock options and one-third of the shares (135,715) may be issued as restricted stock awards or units. Restricted stock awards or units can be issued above the one-third threshold provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit granted above the one-third threshold.

Prior to 2015, the Company maintained an Incentive Stock Option Plan for executive management, a Supplemental Stock Option Plan for all full-time employees, and a Directors’ Stock Option Plan for all outside directors. All three plans provided for the granting of options at the discretion of the Board of Directors, and all options typically vested over five years at a rate of 20% per year and had expiration terms of ten years subject to certain extensions and early terminations. Under the Incentive Stock Option Plan, the first option grants were awarded on May 17, 2000. First option grants under the Supplemental Stock Option Plan and the Directors’ Stock Option Plan were awarded on May 16, 2001. These three stock option plans have expired.

ASC Topic 718, Compensation – Stock Compensation, requires recognizing the compensation cost in the financial statements for stock-based payment transactions. Stock option expense is measured based on the grant date fair value of the stock options issued. The per share fair value of stock options granted is calculated using the Black-Scholes-Merton option pricing model, using assumptions for expected life, expected dividend rate, risk-free interest rate, and an expected volatility. The Company uses the simplified method to determine the expected term because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares have been publicly traded. The stock option exercise price is equal to the market value on the date of grant. Restricted stock award expense is measured based on the market price of the Company’s common stock at the date of the grant. Unrecognized compensation expense is recognized ratably over the remaining service period, generally defined as the vesting period, for all nonvested restricted stock awards and stock options. Restricted stock awards are typically granted with a one-year vesting period and stock options are typically granted with a five-year vesting period and a vesting rate of 20% per year. The contractual life of stock options is typically 10 years from the date of grant.

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

Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the provisions of ASU 2016-02, will have on the Company’s financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is evaluating the provisions of ASU 2016-01, but does not believe that its adoption will have a material impact on the Company’s financial condition and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company may elect, to early adopt the standard, but not before fiscal years beginning after December 15, 2016. The amendments may be applied retrospectively to each period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is evaluating the provisions of ASUs 2014-09 and 2015-14, but does not believe that their adoption will have a material impact on the Company’s financial condition and results of operations.

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

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which provides guidance clarifying when an in substance repossession or foreclosure occurs that would require a loan receivable to be derecognized and the real estate property recognized. ASU 2014-04 specifies the circumstances when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, and requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified or a retrospective transition method or a prospective transition method. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of ASU 2014-04 as of January 1, 2015 did not have a material impact on the Company’s financial condition and results of operations.

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

The assets acquired and liabilities assumed of FedFirst were recorded on the Company’s Consolidated Statement of Financial Condition at their estimated fair values as of the October 31, 2014 acquisition date and were subject to change for a period up to 12 months after the acquisition date. The fair value of the assets acquired and liabilities assumed in the merger were as follows (dollars in thousands):

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

As part of the merger, the Company identified certain key employees from FedFirst who would be retained and estimated a total severance cost of $679,000 if all of these employees were terminated without cause within the first year of the merger. None of the employees were terminated without cause within the first year of the merger which resulted in an adjustment to goodwill of $679,000 at October 31, 2015.

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

	Year Ended December 31,
	2014	2013
Net Interest Income	$29,006	$26,235
Noninterest Income	7,732	7,491
Noninterest Expense	32,251	23,856
Net Income	3,144	6,644

Earnings Per Share:
Basic	$0.77	$1.59
Diluted	0.77	1.58

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

	Years Ended December 31,
	2015	2014	2013
Weighted-Average Common Shares Outstanding	4,363,346	2,925,026	2,622,455
Average Treasury Stock Shares	(291,491)	(291,155)	(158,884)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,071,855	2,633,871	2,463,571
Additional Common Stock Equivalents (Stock Options) Used to Calculate Diluted Earnings Per Share	-	1,219	14,515
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,071,855	2,635,090	2,478,086

Earnings per share:
Basic	$2.07	$1.63	$1.73
Diluted	2.07	1.63	1.72

The dilutive effect on average shares outstanding is the result of stock options outstanding. For the year ended December 31, 2015, options to purchase 177,500 shares of common stock at a weighted average exercise price of $22.25 were outstanding, but not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock for the period. All stock options that were outstanding for the year ended December 31, 2014 and 2013 were included in the computation of diluted earnings per share.

NOTE 4—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale as of December 31, 2015 and 2014 are as follows:

	(Dollars in thousands)
	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$51,151	$147	$(110)	$51,188
Obligations of States and Political Subdivisions	39,351	760	(37)	40,074
Mortgage-Backed Securities - Government-Sponsored Enterprises	3,390	13	-	3,403
Equity Securities - Mutual Funds	500	13	-	513
Equity Securities - Other	600	85	-	685
Total	$94,992	$1,018	$(147)	$95,863

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$57,669	$139	$(157)	$57,651
Obligations of States and Political Subdivisions	41,611	886	(116)	42,381
Mortgage-Backed Securities - Government-Sponsored Enterprises	4,240	33	-	4,273
Equity Securities - Mutual Funds	500	14	-	514
Equity Securities - Other	573	58	(1)	630
Total	$104,593	$1,130	$(274)	$105,449

The amortized cost and fair value of investment securities held to maturity at December 31, 2014 are as follows:

	(Dollars in thousands)
	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$504	$-	$-	$504

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

	(Dollars in thousands)
	2015
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	6	$14,928	$(110)	-	$-	$-	6	$14,928	$(110)
Obligations of States and Political Subdivisions	11	5,333	(25)	8	4,549	(12)	19	9,882	(37)
Total	17	$20,261	$(135)	8	$4,549	$(12)	25	$24,810	$(147)

	2014
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	10	$26,101	$(144)	1	$2,987	$(13)	11	$29,088	$(157)
Obligations of States and Political Subdivisions	5	2,123	(9)	22	13,590	(107)	27	15,713	(116)
Equity Securities - Other	1	48	(1)	-	-	-	1	48	(1)
Total	16	$28,272	$(154)	23	$16,577	$(120)	39	$44,849	$(274)

For debt securities, the Company does not believe any individual unrealized loss as of December 31, 2015 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost and the financial condition of the issuer. The securities that are temporarily impaired at December 31, 2015 and 2014 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

Investment securities available-for-sale with a carrying value of $68.4 and $84.8 million at December 31, 2015 and 2014, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law. No held-to maturity investment securities were pledged to secure public deposits, short-term borrowings and for other purposes at December 31, 2014.

The scheduled maturities of investment securities available-for-sale and held to maturity at December 31, 2015 are summarized as follows:

	(Dollars in thousands)
	2015
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$2,421	$2,464
Due after One Year through Five Years	37,227	37,346
Due after Five Years through Ten Years	47,784	48,192
Due after Ten Years	7,560	7,861
Total	$94,992	$95,863

Equity securities – mutual funds and equity securities – other do not have a scheduled maturity date, but have been included in the due after ten years category.

There were no sales of available-for-sale investment securities during 2015 and 2013. Sales of available-for-sale investment securities in 2014 resulted in a gross gain of $60,000 and no securities were sold at a gross loss.

The following tables show the Company’s available-for-sale and held to maturity obligations of states and political subdivisions and their sources of repayment as of December 31, 2015:

	(Dollars in thousands)
	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General Obligation:
Pennsylvania Municipalities:
School	$34,380	$35,008	$36,721	$37,413
Public Improvement	2,542	2,563	2,668	2,683
Total General Obligation	36,922	37,571	39,389	40,096

Special Revenue
Pennsylvania Political Subdivisions:
Other	2,181	2,251	2,229	2,286
Other State Political Subdivisions:
Public Improvement	248	252	250	251
Water and Sewer	-	-	247	252
Total Special Revenue	2,429	2,503	2,726	2,789
Total Obligations of States and Political Subdivisions	$39,351	$40,074	$42,115	$42,885

The Company has a concentration of obligations of states, municipal and political subdivisions in the Commonwealth of Pennsylvania, primarily in school districts. These investments are not concentrated geographically within any region of Pennsylvania as they are disbursed over the entire Commonwealth. School district bonds are backed by the individual school districts and also by the Commonwealth via an enhanced rating under the State Aid Withholding Program, Intercept Program, or Act 50 in Pennsylvania. In addition, most investments in this area also have credit support from various insuring agencies.

The Company evaluates its investments in states, municipalities, and political subdivisions both on a pre-purchase and subsequently on a quarterly basis. The evaluation includes a review of fund balances, operating revenues and expenses for the most recent five years, if available, and the trends of those metrics. In addition to this financial review, other pertinent criteria are reviewed, such as population growth in the area, median family income, poverty rates, and debt service expenditures as a percent of expenditures. Based upon these criteria, the creditworthiness of the investments is determined. Upon completion of the review, the results are compared to the published credit ratings. As a result of the Company’s review, there were no investments in states, municipalities, and political subdivisions that differed significantly from the published credit ratings.

NOTE 5—LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the major classifications of loans as of December 31, 2015 and 2014:

	(Dollars in thousands)
	2015	2014
Originated Loans
Real Estate:
Residential	$170,169	$161,719
Commercial	127,614	104,994
Construction	17,343	10,039
Commercial and Industrial	60,487	53,238
Consumer	103,605	76,242
Other	4,592	3,099
Total Originated Loans	483,810	409,331
Allowance for Loan Losses	(6,490)	(5,195)
Loans, Net	$477,320	$404,136

Loans Acquired at Fair Value
Real Estate:
Residential	$103,058	$161,561
Commercial	75,406	77,864
Construction	3,870	12,158
Commercial and Industrial	16,660	23,363
Consumer	550	1,369
Total Loans Acquired at Fair Value	$199,544	$276,315

Total Loans
Real Estate:
Residential	$273,227	$323,280
Commercial	203,020	182,858
Construction	21,213	22,197
Commercial and Industrial	77,147	76,601
Consumer	104,155	77,611
Other	4,592	3,099
Total Loans	683,354	685,646
Allowance for Loan Losses	(6,490)	(5,195)
Loans, Net	$676,864	$680,451

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $73.1 and $62.3 million at December 31, 2015 and 2014, respectively.

Loans summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of December 31, 2015 and 2014 are as follows:

	(Dollars in thousands)
	2015
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$169,233	$249	$682	$5	$170,169
Commercial	113,087	6,870	6,565	1,092	127,614
Construction	16,384	729	-	230	17,343
Commercial and Industrial	57,586	2,145	756	-	60,487
Consumer	103,591	-	14	-	103,605
Other	4,592	-	-	-	4,592
Total Originated Loans	$464,473	$9,993	$8,017	$1,327	$483,810

Loans Acquired at Fair Value
Real Estate:
Residential	$100,633	$-	$2,425	$-	$103,058
Commercial	69,539	2,252	3,615	-	75,406
Construction	3,870	-	-	-	3,870
Commercial and Industrial	15,601	996	63	-	16,660
Consumer	550	-	-	-	550
Total Loans Acquired at Fair Value	$190,193	$3,248	$6,103	$-	$199,544

Total Loans
Real Estate:
Residential	$269,866	$249	$3,107	$5	$273,227
Commercial	182,626	9,122	10,180	1,092	203,020
Construction	20,254	729	-	230	21,213
Commercial and Industrial	73,187	3,141	819	-	77,147
Consumer	104,141	-	14	-	104,155
Other	4,592	-	-	-	4,592
Total Loans	$654,666	$13,241	$14,120	$1,327	$683,354

70

	2014
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$161,191	$194	$315	$19	$161,719
Commercial	89,721	10,761	3,820	692	104,994
Construction	8,805	101	789	344	10,039
Commercial and Industrial	49,612	2,941	383	302	53,238
Consumer	76,238	-	4	-	76,242
Other	3,099	-	-	-	3,099
Total Originated Loans	$388,666	$13,997	$5,311	$1,357	$409,331

Loans Acquired at Fair Value
Real Estate:
Residential	$159,633	$-	$1,928	$-	$161,561
Commercial	73,280	2,429	2,155	-	77,864
Construction	12,158	-	-	-	12,158
Commercial and Industrial	21,913	1,450	-	-	23,363
Consumer	1,369	-	-	-	1,369
Total Loans Acquired at Fair Value	$268,353	$3,879	$4,083	$-	$276,315

Total Loans
Real Estate:
Residential	$320,824	$194	$2,243	$19	$323,280
Commercial	163,001	13,190	5,975	692	182,858
Construction	20,963	101	789	344	22,197
Commercial and Industrial	71,525	4,391	383	302	76,601
Consumer	77,607	-	4	-	77,611
Other	3,099	-	-	-	3,099
Total Loans	$657,019	$17,876	$9,394	$1,357	$685,646

At December 31, 2015 and 2014, there were no loans in the criticized category of loss.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2015 and 2014:

	(Dollars in thousands)
	2015
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$169,420	$563	$133	$-	$696	$687	$170,169
Commercial	124,717	114	-	-	114	3,463	127,614
Construction	17,081	-	-	-	-	230	17,343
Commercial and Industrial	60,453	45	-	-	45	-	60,487
Consumer	103,131	923	39	-	962	14	103,605
Other	4,592	-	-	-	-	-	4,592
Total Originated Loans	$479,394	$1,645	$172	$-	$1,817	$4,394	$483,810

Loans Acquired at Fair Value
Real Estate:
Residential	$100,495	$1,308	$263	$193	$1,764	$1,500	$103,058
Commercial	74,105	1,019	-	-	1,019	399	75,406
Construction	3,870	-	-	-	-	-	3,870
Commercial and Industrial	16,602	38	130	-	168	42	16,660
Consumer	490	8	-	-	8	-	550
Total Loans Acquired at Fair Value	$195,562	$2,373	$393	$193	$2,959	$1,941	$199,544

Total Loans
Real Estate:
Residential	$269,915	$1,871	$396	$193	$2,460	$2,187	$273,227
Commercial	198,822	1,133	-	-	1,133	3,862	203,020
Construction	20,951	-	-	-	-	230	21,213
Commercial and Industrial	77,055	83	130	-	213	42	77,147
Consumer	103,621	931	39	-	970	14	104,155
Other	4,592	-	-	-	-	-	4,592
Total Loans	$674,956	$4,018	$565	$193	$4,776	$6,335	$683,354

72

	2014
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$161,145	$249	$16	$-	$265	$309	$161,719
Commercial	102,016	2,397	-	-	2,397	581	104,994
Construction	9,695	-	-	-	-	344	10,039
Commercial and Industrial	53,234	-	-	-	-	4	53,238
Consumer	75,839	369	24	10	403	-	76,242
Other	3,099	-	-	-	-	-	3,099
Total Originated Loans	$405,028	$3,015	$40	$10	$3,065	$1,238	$409,331

Loans Acquired at Fair Value
Real Estate:
Residential	$158,576	$1,364	$18	$369	$1,751	$1,234	$161,561
Commercial	77,252	128	-	-	128	484	77,864
Construction	12,158	-	-	-	-	-	12,158
Commercial and Industrial	23,356	7	-	-	7	-	23,363
Consumer	1,341	28	-	-	28	-	1,369
Total Loans Acquired at Fair Value	$272,683	$1,527	$18	$369	$1,914	$1,718	$276,315

Total Loans
Real Estate:
Residential	$319,721	$1,613	$34	$369	$2,016	$1,543	$323,280
Commercial	179,268	2,525	-	-	2,525	1,065	182,858
Construction	21,853	-	-	-	-	344	22,197
Commercial and Industrial	76,590	7	-	-	7	4	76,601
Consumer	77,180	397	24	10	431	-	77,611
Other	3,099	-	-	-	-	-	3,099
Total Loans	$677,711	$4,542	$58	$379	$4,979	$2,956	$685,646

Total unrecorded interest income related to nonaccrual loans was $251,000 and $95,000 for 2015 and 2014, respectively.

A summary of the loans considered impaired as of December 31, 2015, 2014 and 2013 are as follows:

	(Dollars in thousands)
	2015
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$5	$-	$17	$6	$-
Commercial	6,636	-	6,636	7,095	232
Construction	229	-	230	292	-
Commercial and Industrial	627	-	627	756	35
Total With No Related Allowance Recorded	$7,497	$-	$7,510	$8,149	$267

Loans Acquired at Fair Value
Real Estate:
Residential	$1,296	$-	$1,296	$1,315	$67
Commercial	4,188	-	4,263	4,449	214
Commercial and Industrial	63	-	63	79	3
Total With No Related Allowance Recorded	$5,547	$-	$5,622	$5,843	$284

Total Loans
Real Estate:
Residential	$1,301	$-	$1,313	$1,321	$67
Commercial	10,824	-	10,899	11,544	446
Construction	229	-	230	292	-
Commercial and Industrial	690	-	690	835	38
Total With No Related Allowance Recorded	$13,044	$-	$13,132	$13,992	$551

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,436	$408	$1,441	$1,457	$37
Commercial and Industrial	136	9	137	128	5
Total With A Related Allowance Recorded	$1,572	$417	$1,578	$1,585	$42

Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$5	$-	$17	$6	$-
Commercial	8,072	408	8,077	8,552	269
Construction	229	-	230	292	-
Commercial and Industrial	763	9	764	884	40
Total Impaired Loans	$9,069	$417	$9,088	$9,734	$309

Loans Acquired at Fair Value
Real Estate:
Residential	$1,296	$-	$1,296	$1,315	$67
Commercial	4,188	-	4,263	4,449	214
Commercial and Industrial	63	-	63	79	3
Total Impaired Loans	$5,547	$-	$5,622	$5,843	$284

Total Loans
Real Estate:
Residential	$1,301	$-	$1,313	$1,321	$67
Commercial	12,260	408	12,340	13,001	483
Construction	229	-	230	292	-
Commercial and Industrial	826	9	827	963	43
Total Impaired Loans	$14,616	$417	$14,710	$15,577	$593

74

	2014
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$45	$-	$70	$55	$-
Commercial	3,352	-	3,366	4,300	149
Commercial and Industrial	369	-	369	426	17
Total With No Related Allowance Recorded	$3,766	$-	$3,805	$4,781	$166

Loans Acquired at Fair Value
Real Estate:
Residential	$947	$-	$947	$957	$51
Commercial	1,846	-	1,885	1,926	93
Total With No Related Allowance Recorded	$2,793	$-	$2,832	$2,883	$144

Total Loans
Real Estate:
Residential	$992	$-	$1,017	$1,012	$51
Commercial	5,198	-	5,251	6,226	242
Commercial and Industrial	369	-	369	426	17
Total With No Related Allowance Recorded	$6,559	$-	$6,637	$7,664	$310

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,382	$519	$1,389	$1,427	$51
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	317	254	317	319	17
Total With A Related Allowance Recorded	$2,832	$873	$2,839	$3,112	$109

Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$45	$-	$70	$55	$-
Commercial	4,734	519	4,755	5,727	200
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	686	254	686	745	34
Total Impaired Loans	$6,598	$873	$6,644	$7,893	$275

Loans Acquired at Fair Value
Real Estate:
Residential	$947	$-	$947	$957	$51
Commercial	1,846	-	1,885	1,926	93
Total Impaired Loans	$2,793	$-	$2,832	$2,883	$144

Total Loans
Real Estate:
Residential	$992	$-	$1,017	$1,012	$51
Commercial	6,580	519	6,640	7,653	293
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	686	254	686	745	34
Total Impaired Loans	$9,391	$873	$9,476	$10,776	$419

75

	2013
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$65	$-	$86	$94	$5
Commercial	2,208	-	2,488	2,650	144
Total With No Related Allowance Recorded	$2,273	$-	$2,574	$2,744	$149

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$3,199	$640	$3,205	$3,310	$101
Construction	1,477	265	1,477	1,692	54
Commercial and Industrial	315	253	315	316	13
Total With A Related Allowance Recorded	$4,991	$1,158	$4,997	$5,318	$168

Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$65	$-	$86	$94	$5
Commercial	5,407	640	5,693	5,960	245
Construction	1,477	265	1,477	1,692	54
Commercial and Industrial	315	253	315	316	13
Total Impaired Loans	$7,264	$1,158	$7,571	$8,062	$317

Loans classified as TDRs consisted of 13 loans totaling $4.2 and $4.0 million as of December 31, 2015 and 2014, respectively. Originated loans classified as TDRs consisted of four loans totaling $1.4 million and $830,000, respectively, at December 31, 2015 and December 31, 2014. Loans acquired at fair value as TDRs consisted of nine loans totaling $2.8 and $3.1 million at December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, one commercial loan previously identified as an originated TDR and two other commercial loans were consolidated into one loan in a new TDR transaction. In addition, two commercial loans previously identified as originated TDRs were refinanced in new TDR transactions. During the year ended December 31, 2015, one commercial TDR acquired at fair value paid off. No TDRs have subsequently defaulted during the year ended December 31, 2015 and 2014, respectively.

The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated.

	(Dollars in thousands)
	Year Ended December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	2	$912	$1,135	$125
Total	2	$912	$1,135	$125

	Year Ended December 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	1	$9	$9	$-
Total	1	$9	$9	$-

Loans Acquired at Fair Value
Real Estate
Residential	3	$1,343	$1,343	$-
Commercial	6	1,874	1,874	-
Total	9	$3,217	$3,217	$-

Loans acquired in connection with the merger with FedFirst were recorded at their estimated fair value at the acquisition date and did not include a carryover of the allowance for loan losses because the determination of the fair value of acquired loans incorporated credit risk assumptions. The loans acquired with evidence of deterioration in credit quality since origination for which it was probable that all contractually required payments would not be collected were not significant to the consolidated financial statements of the Company.

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2013	$-
Merger with FedFirst Financial Corporation	4,511
Accretable yield	(152)
Balance at December 31, 2014	$4,359
Accretable yield	(1,079)
Nonaccretable premium	22
Balance at December 31, 2015	$3,302

Certain directors, executive officers, and principal stockholders of the Company, including companies in which they are principal owners, are loan customers of the Company. Such loans are made in the normal course of business, and summarized as follows:

	(Dollars in thousands)
	2015	2014
Balance, January 1	$7,341	$3,394
Additions	172	4,077
Payments	(28)	(130)
Balance, December 31	$7,485	$7,341

The activity in the allowance for loan loss summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment as of December 31, 2015, 2014 and 2013:

	(Dollars in thousands)
	2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
Originated Loans
Beginning Balance	$2,690	$582	$122	$684	$1,015	$102	$5,195
Charge-offs	(23)	(291)	-	-	(326)	-	(640)
Recoveries	49	11	-	10	118	-	188
Provision	(1,093)	1,743	15	90	1,080	(88)	1,747
Ending Balance	$1,623	$2,045	$137	$784	$1,887	$14	$6,490
Individually Evaluated for Impairment	$-	$408	$-	$9	$-	$-	$417
Collectively Evaluated for Potential Impairment	$1,623	$1,637	$137	$775	$1,887	$14	$6,073

Loans Acquired at Fair Value
Beginning Balance	$-	$-	$-	$-	$-	$-	$-
Charge-offs	(197)	(18)	-	-	(61)	-	(276)
Recoveries	14	3	-	-	1	-	18
Provision	183	15	-	-	60	-	258
Ending Balance	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses
Beginning Balance	$2,690	$582	$122	$684	$1,015	$102	$5,195
Charge-offs	(220)	(309)	-	-	(387)	-	(916)
Recoveries	63	14	-	10	119	-	206
Provision	(910)	1,758	15	90	1,140	(88)	2,005
Ending Balance	$1,623	$2,045	$137	$784	$1,887	$14	$6,490
Individually Evaluated for Impairment	$-	$408	$-	$9	$-	$-	$417
Collectively Evaluated for Potential Impairment	$1,623	$1,637	$137	$775	$1,887	$14	$6,073

	2014
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
Originated Loans
Beginning Balance	$1,481	$1,703	$355	$1,013	$592	$238	$5,382
Charge-offs	(39)	-	(38)	-	(195)	-	(272)
Recoveries	2	-	-	5	78	-	85
Provision	1,246	(1,121)	(195)	(334)	540	(136)	-
Ending Balance	$2,690	$582	$122	$684	$1,015	$102	$5,195
Individually Evaluated for Impairment	$-	$519	$100	$254	$-	$-	$873
Collectively Evaluated for Potential Impairment	$2,690	$63	$22	$430	$1,015	$102	$4,322

78

	2013
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
Originated Loans
Beginning Balance	$2,215	$2,051	$326	$1,043	$320	$(51)	$5,904
Charge-offs	(181)	(555)	-	(109)	(96)	-	(941)
Recoveries	86	69	-	68	96	-	319
Provision	(639)	138	29	11	272	289	100
Ending Balance	$1,481	$1,703	$355	$1,013	$592	$238	$5,382
Individually Evaluated for Impairment	$-	$640	$265	$253	$-	$-	$1,158
Collectively Evaluated for Potential Impairment	$1,481	$1,063	$90	$760	$592	$238	$4,224

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of December 31, 2015 and 2014:

	(Dollars in thousands)
	2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$5	$8,072	$229	$763	$-	$-	$9,069
Collectively Evaluated for Potential Impairment	170,164	119,542	17,114	59,724	103,605	4,592	474,741
	$170,169	$127,614	$17,343	$60,487	$103,605	$4,592	$483,810

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,296	$4,188	$-	$63	$-	$-	$5,547
Collectively Evaluated for Potential Impairment	101,762	71,218	3,870	16,597	550	-	193,997
	$103,058	$75,406	$3,870	$16,660	$550	$-	$199,544

Total Loans
Individually Evaluated for Impairment	$1,301	$12,260	$229	$826	$-	$-	$14,616
Collectively Evaluated for Potential Impairment	271,926	190,760	20,984	76,321	104,155	4,592	668,738
	$273,227	$203,020	$21,213	$77,147	$104,155	$4,592	$683,354

	2014
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$45	$4,734	$1,133	$686	$-	$-	$6,598
Collectively Evaluated for Potential Impairment	161,674	100,260	8,906	52,552	76,242	3,099	402,733
	$161,719	$104,994	$10,039	$53,238	$76,242	$3,099	$409,331

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$947	$1,846	$-	$-	$-	$-	$2,793
Collectively Evaluated for Potential Impairment	160,614	76,018	12,158	23,363	1,369	-	273,522
	$161,561	$77,864	$12,158	$23,363	$1,369	$-	$276,315

Total Loans
Individually Evaluated for Impairment	$992	$6,580	$1,133	$686	$-	$-	$9,391
Collectively Evaluated for Potential Impairment	322,288	176,278	21,064	75,915	77,611	3,099	676,255
	$323,280	$182,858	$22,197	$76,601	$77,611	$3,099	$685,646

NOTE 6—PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	(Dollars in thousands)
	2015	2014
Land	$1,677	$1,678
Building	11,276	10,996
Leasehold Improvements	1,781	1,701
Furniture, Fixtures, and Equipment	9,841	9,684
Property Held Under Capital Lease	299	299
	24,874	24,358
Less Accumulated Depreciation and Amortization	(14,597)	(13,765)
Total Premises and Equipment	$10,277	$10,593

Depreciation and amortization expense on premises and equipment was $921,000, $509,000, and $478,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 7—CORE DEPOSIT INTANGIBLE

A summary of core deposit intangible assets is as follows:

Carrying Amount
Balance at December 31, 2013	$-
Merger with FedFirst Financial Corporation	4,977
Amortization Expense	(89)
Balance at December 31, 2014	4,888
Amortization Expense	(535)
Balance at December 31, 2015	$4,353

Core deposit intangible asset related to the merger totaled $5.0 million, with an estimated life of approximately 9 years. Amortization expense on the core deposit intangible is expected to be approximately $535,000 per year and will total approximately $2.7 million over the next five years.

NOTE 8—DEPOSITS

The following table shows the maturities of time deposits for the next five years and beyond as of December 31, 2015 (dollars in thousands):

2015
2016	$64,958
2017	24,938
2018	17,351
2019	10,495
2020	17,840
Beyond 2020	10,069
Total	$145,651

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $33.1 million and $26.9 million as of December 31, 2015 and 2014, respectively.

NOTE 9—SHORT-TERM BORROWINGS

The following table sets forth the components of short-term borrowings as of the years indicated.

	(Dollars in thousands)
	2015		2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Year	$485	0.41%	$375	0.46%
Maximum Amount Outstanding at any Month End	5,900		1,850

FHLB Borrowings:
Balance at Year-End	9,360	0.51	25,800	0.32
Average Balance Outstanding During the Year	7,347	0.37	4,283	0.31
Maximum Amount Outstanding at any Month End	30,950		25,800

Securities Sold Under Agreements to Repurchase:
Balance at Year-End	23,088	0.18	20,884	0.17
Average Balance Outstanding During the Year	23,303	0.24	17,525	0.26
Maximum Amount Outstanding at any Month End	27,908		25,893

Securities Collaterizing the Agreements at Year-End:
Carrying Value	26,033		23,244
Market Value	26,063		23,243

NOTE 10—OTHER BORROWED FUNDS

Other borrowed funds consist of fixed rate, long-term advances from the FHLB with remaining maturities as follows:

	(Dollars in thousands)
	2015		2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$-	-%	$15,136	3.78%
Due After One Year to Two Years	3,500	0.94	-	-
Due After Two Years to Three Years	4,500	1.41	-	-
Due After Three Years to Four Years	6,000	1.78	-	-
Due After Four Years to Five Years	6,000	1.97	-	-
Due After Five Years	8,000	2.27	-	-
Total	$28,000	1.80	$15,136	3.78

The Company maintains a credit arrangement with the FHLB with a maximum borrowing limit of approximately $301.4 million as of December 31, 2015. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate line of credit in the amount of $20.0 million as of December 31, 2015 and 2014.

A Borrower-In-Custody of Collateral agreement was entered into with the Federal Reserve Bank for a $76.5 million line of credit. This credit agreement requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect loans. The Company also maintains multiple line of credit arrangements with various banks totaling $40.0 million. As of December 31, 2015, no draws had been taken on these facilities.

NOTE 11—INCOME TAXES

The provision for income taxes is summarized as follows:

	(Dollars in thousands)
	2015	2014	2013
Current Payable	$3,462	$391	$968
Deferred	(19)	1,218	192
Total Provision	$3,443	$1,609	$1,160

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are as follows:

	(Dollars in thousands)
	2015	2014
Deferred Tax Assets:
Allowance for Loan Losses	$2,207	$1,624
Amortization of Core Deposit Intangible	41	55
Amortization of Intangibles	114	123
Tax Credit Carryforwards	-	290
Postretirement Benefits	58	62
Passthrough Entities	3	4
Stock-Based Compensation Expense	4	-
Other	237	182
Gross Deferred Tax Assets	2,664	2,340

Deferred Tax Liabilities:
Deferred Origination Fees and Costs	380	411
Depreciation	545	522
Net Unrealized Gain on Securities	296	291
Mortgage Servicing Rights	225	172
Purchase Accounting Adjustments	1,764	1,552
Goodwill	544	508
Other	15	3
Gross Deferred Tax Liabilities	3,769	3,459
Net Deferred Tax Liabilities	$(1,105)	$(1,119)

No valuation allowance was established against the deferred tax assets in view of the Company’s ability to carryback taxes paid in previous years, cumulative history of earnings and anticipated future taxable income as evidenced by the Company’s earnings potential at December 31, 2015, 2014 and 2013.

A reconciliation of the federal income tax expense at statutory income tax rates and the actual income tax expense on income before taxes is shown below:

	(Dollars in thousands)
	2015		2014		2013
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income

Provision at Statutory Rate	$4,033	34.0%	$2,006	34.0%	$1,841	34.0%
State Taxes (Net of Federal Benefit)	94	0.8	4	0.1	-	-
Effect of Tax-Free Income	(432)	(3.6)	(475)	(8.0)	(527)	(9.7)
BOLI Income	(158)	(1.3)	(90)	(1.5)	(80)	(1.5)
Merger Expenses	-	-	460	7.8	-	-
Other	(94)	(0.9)	(296)	(5.1)	(74)	(1.4)
Actual Tax Expense and Effective Rate	$3,443	29.0%	$1,609	27.3%	$1,160	21.4%

Deferred taxes at December 31, 2015 and 2014 are included in other assets in the accompanying Consolidated Statement of Financial Condition.

The Company’s federal and Pennsylvania income tax returns are no longer subject to examination by federal or Commonwealth of Pennsylvania taxing authorities for years before 2012. Related to the prior year merger with FedFirst, the 2013 tax year for FedFirst is in the final stages of an audit conducted by the Internal Revenue Service (IRS). As a result, the proposed IRS audit adjustment should not exceed $10,000, which is accounted for in the accompanied financial statements. As of December 31, 2015 and 2014, there were no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. There were no interest or penalties accrued at December 31, 2015 and 2014.

NOTE 12—EMPLOYEE BENEFITS

SAVINGS AND PROFIT SHARING PLAN

The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4 percent of an employee’s contribution at the rate of $0.25 on the dollar. All employees who work over 1,000 hours per year are eligible to participate in the plan. The Company made contributions of $124,000, $61,000, and $41,000, in 2015, 2014 and 2013, respectively, to this plan. The 401(k) Plan includes a “safe harbor” provision and a discretionary retirement contribution. The Company made contributions of $558,000, $476,000, and $411,000 for the “safe harbor” provision in 2015, 2014 and 2013, respectively.

2015 EQUITY INCENTIVE PLAN AND STOCK OPTION PLANS

Details of the restricted stock awards and stock option grant under the 2015 Equity Incentive Plan are summarized as follows at the grant date indicated (dollars in thousands).

December 16, 2015
Number of restricted shares granted	9,555
Number of stock options granted	177,500
Grant date common stock price	$22.25
Restricted shares market value before tax	213
Stock options market value before tax	706

Stock option pricing assumptions
Expected life in years	6.5
Expected dividend yield	3.96%
Risk-free interest rate	1.67%
Expected volatility	28.2%
Weighted average grant date fair value	$3.98

The Company recognizes expense over the one-year vesting period for the restricted stock awards and the five-year vesting period for the stock options. Stock-based compensation expense related to restricted stock awards and stock options was $15,000 for the year ended December 31, 2015. There was no stock-based compensation expense for the years ended December 31, 2014 and 2013. As of December 31, 2015, total unrecognized compensation expense was $683,000 related to nonvested stock options and $204,000 related to restricted stock awards. As of December 31, 2014 and 2013, there was no unrecognized compensation expense related to nonvested stock-based compensation. The Company realized a tax benefit for non-qualified stock options of $4,000 for the year ended December 31, 2015. No tax benefits were realized for non-qualified stock options for the periods ended December 31, 2014 and 2013.

Intrinsic value represents the amount by which the fair value of the underlying stock at December 31, 2015 exceeds the exercise price of the stock options. The intrinsic value of stock options was $119,000 at December 31, 2015.

At December 31, 2015, there were 93,931 shares available under the Plan to be issued in connection with the exercise of stock options and 126,160 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted. At December 31, 2014, the Equity Incentive Plan was not in place.

The following table presents stock option data at the dates indicated:

	2015			2014			2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at beginning of year	-	$-	-	14,515	$14.25	0.4	38,320	$14.48	1.4
Granted	177,500	22.25		-	-		-	-
Exercised	-	-		(14,515)	14.25		(23,405)	14.62
Forfeited	-	-		-	-		(400)	14.50
Outstanding at end of year	177,500	22.25	10.0	-	-	-	14,515	14.25	0.4
Exercisable at end of year	-	-	-	-	-	-	14,515	14.25	0.4

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested at end of year	177,500	$22.25	5.0	-	$-	-	-	$-	-

The following table presents restricted stock award data at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested at December 31, 2014	-	$-	-
Granted	9,555	22.25	1.0
Vested	-	-	-
Forfeited	-	-	-
Nonvested at December 31, 2015	9,555	22.25	1.0

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

The unused and available credit balances of financial instruments whose contracts represent credit risk at December 31, 2015 and 2014 are as follows:

	(Dollars in thousands)
	2015	2014
Standby Letters of Credit	$18,316	$18,260
Performance Letters of Credit	1,358	2,986
Construction Mortgages	21,144	12,241
Personal Lines of Credit	5,810	5,675
Overdraft Protection Lines	6,051	6,505
Home Equity Lines of Credit	14,491	13,253
Commercial Lines of Credit	45,584	54,301
	$112,754	$113,221

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital ratios are presented in the following table, which shows that it met all regulatory capital requirements at December 31, 2015 and 2014. The Company’s capital ratios are comparable to those shown for the Bank.

	(Dollars in thousands)
	2015		2014
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$78,702	12.83%	N/A	N/A
For Capital Adequacy Purposes	27,597	4.50	N/A	N/A
To Be Well Capitalized	39,862	6.50	N/A	N/A

Tier I Capital (to Risk-Weighted Assets)
Actual	78,702	12.83	$69,340	11.63%
For Capital Adequacy Purposes	36,795	6.00	23,840	4.00
To Be Well Capitalized	49,060	8.00	35,760	6.00

Total Capital (to Risk-Weighted Assets)
Actual	85,192	13.89	74,484	12.50
For Capital Adequacy Purposes	49,060	8.00	47,680	8.00
To Be Well Capitalized	61,326	10.00	59,600	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	78,702	9.60	69,340	9.33
For Capital Adequacy Purposes	32,777	4.00	29,719	4.00
To Be Well Capitalized	40,972	5.00	37,149	5.00

Basel is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments. In 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules. The FDIC and the OCC subsequently approved these rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

NOTE 15—OPERATING LEASES

The Company leases several offices or the ground on which they are located under operating leases expiring by 2034.

Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 2015 are as follows (dollars in thousands):

2015
2016	$498
2017	409
2018	315
2019	145
2020	73
2021 & thereafter	589
Total	$2,029

Rental expense recorded was $543,000, $483,000, and $467,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of December 31, 2015 and 2014, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level II of the fair value hierarchy. Fair values for Level II securities were primarily determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

		(Dollars in thousands)
	Valuation	December 31,
	Hierarchy	2015	2014
Available for Sale Securities:
U.S. Government Agencies	Level II	$51,188	$57,651
Obligations of States and Political Subdivisions	Level II	40,074	42,381
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	3,403	4,273
Equity Securities - Mutual Funds	Level I	513	514
Equity Securities - Other	Level I	685	630
Total Available for Sale Securities		$95,863	$105,449

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

		(Dollars in thousands)				Significant
	Valuation	Fair Value at December 31,		Valuation	Significant	Unobservable
Financial Asset	Hierarchy	2015	2014	Techniques	Unobservable Inputs	Input Value
Impaired Loans	Level III	$1,155	$1,959	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	111	77	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1)	Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At December 31, 2015 and 2014, the fair value of impaired loans were $14.6 and $9.4 million, respectively. Impaired loans at December 31, 2015 and 2014 with a related allowance recorded consist of the loan balance of $1.6 million and $2.8 million less their specific valuation allowances of $417,000 and $873,000, respectively.

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

Commitments to Extend Credit

These financial instruments are generally not subject to sale and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrcognized commitment or letter of credit, and the fair value determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 13.

The estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014 are as follows:

		(Dollars in thousands)
		2015		2014
	Valuation Method Used	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$2,316	$2,316	$5,933	$5,933
Non-Interest Bearing	Level I	9,024	9,024	5,818	5,818
Investment Securities:
Available for Sale	See Above	95,863	95,863	105,449	105,449
Held-to-Maturity	Level II	-	-	504	504
Loans, Net	Level III	676,864	692,373	680,451	695,844
Restricted Stock	Level II	3,824	3,824	3,390	3,390
Bank-Owned Life Insurance	Level II	18,209	18,209	17,735	17,735
Accrued Interest Receivable	Level I	2,419	2,419	2,543	2,543

Financial Liabilities:
Deposits	Level III	679,299	678,921	697,494	698,418
Short-term Borrowings	Level I	32,448	32,448	46,684	46,684
Other Borrowed Funds	Level III	28,000	27,830	15,136	15,305
Accrued Interest Payable	Level I	305	305	348	348

NOTE 17—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to CB Financial Services, Inc. is as follows:

Statement of Financial Condition

	(Dollars in thousands)
	December 31,
	2015	2014
ASSETS
Cash and Due From Banks	$124	$125
Investment Securities, Available-for-Sale	685	630
Investment in Community Bank	85,302	80,388
Other Assets	814	781
TOTAL ASSETS	$86,925	$81,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities	$29	$12
Stockholders Equity	86,896	81,912
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,925	$81,924

Statement of Income

	(Dollars in thousands)
	Years Ended December 31,
	2015	2014	2013
Interest and Dividend Income	$27	$28	$19
Dividend from Bank Subsidiary	3,461	4,607	2,071
Noninterest Income	-	35	-
Noninterest Expense	-	1,972	3
Income Before Undistributed Net Income of Subsidiary and Income Taxes	3,488	2,698	2,087
Undistributed Net Income of Subsidiary	4,935	1,399	2,169
Income Before Income Taxes	8,423	4,097	4,256
Income Taxes	3	(195)	-
NET INCOME	$8,420	$4,292	$4,256

Statement of Cash Flows

	(Dollars in thousands)
	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net Income	$8,420	$4,292	$4,256
Αdjustmеnts to Rеconcilе Net Income to Net Cash
Provided By (Used In) Operating Activities:
Undistributed Net Income of Subsidiary	(4,935)	(1,399)	(2,169)
Gain on Sales of Investment Securities	-	(35)	-
Noncash Expense for Stock-Based Compensation	15	-	-
Other, net	(13)	(34,965)	4
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,487	(32,107)	2,091

INVESTING ACTIVITIES
Purchases of Securities	(27)	(110)	(513)
Proceeds from Sales of Securities	-	82	-
NET CASH USED IN INVESTING ACTIVITIES	(27)	(28)	(513)

FINANCING ACTIVITIES
Cash Dividends Paid	(3,461)	(2,333)	(2,072)
Treasury Stock, Purchases at Cost	-	(2,896)	-
Issuance of Common Stock	-	36,310	-
Exercise of Stock Options	-	206	343
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,461)	31,287	(1,729)
DECREASE IN CASH AND EQUIVALENTS	(1)	(848)	(151)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	125	973	1,124
CASH AND CASH EQUIVALENTS AT END OF YEAR	$124	$125	$973

NOTE 18—QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands, except per share date). Quarterly earnings per share data may vary from annual earnings per share due to rounding.

	Three Months Ended
2015	March 31	June 30	September 30	December 31
Interest Income	$8,175	$7,939	$7,946	$7,857
Interest Expense	719	671	659	666
Net Interest Income	7,456	7,268	7,287	7,191
Provision for Loan Losses	300	375	300	1,030
Net Interest Income after Provision for Loan Losses	7,156	6,893	6,987	6,161
Noninterest Income	1,826	1,806	1,905	2,058
Noninterest Expense	5,747	5,535	5,860	5,787
Income before Income Taxes	3,235	3,164	3,032	2,432
Income Taxes	940	924	904	675
Net Income	$2,295	$2,240	$2,128	$1,757

Earnings Per Share - Basic	$0.56	$0.55	$0.52	$0.43
Earnings Per Share - Diluted	0.56	0.55	0.52	0.43
Dividends Per Share	0.21	0.21	0.21	0.22

	Three Months Ended
2014	March 31	June 30	September 30	December 31
Interest Income	$4,578	$4,625	$4,613	$7,025
Interest Expense	470	443	427	620
Net Interest Income	4,108	4,182	4,186	6,405
Provision for Loan Losses	-	-	-	-
Net Interest Income after Provision for Loan Losses	4,108	4,182	4,186	6,405
Noninterest Income	724	774	855	1,465
Noninterest Expense	3,457	4,047	4,034	5,260
Income before Income Taxes	1,375	909	1,007	2,610
Income Taxes	296	170	268	875
Net Income	$1,079	$739	$739	$1,735

Earnings Per Share - Basic	$0.46	$0.31	$0.32	$0.50
Earnings Per Share - Diluted	0.46	0.31	0.32	0.50
Dividends Per Share	0.21	0.21	0.21	0.21

