Form 10-Q
period 2016-03-31
CB Financial Services, Inc.
filed 2016-05-11
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 11, 2016, the number of shares outstanding of the Registrant’s Common Stock was 4,081,017.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
(Dollars in thousands, except share data)	March 31, 2016	December 31, 2015

ASSETS
Cash and Due From Banks:
Interest Bearing	$4,886	$2,316
Non-Interest Bearing	7,695	9,024
Total Cash and Due From Banks	12,581	11,340

Investment Securities:
Available-for-Sale	93,663	95,863
Loans, Net	677,033	676,864
Premises and Equipment, Net	12,505	10,277
Bank-Owned Life Insurance	18,329	18,209
Goodwill	4,953	4,953
Core Deposit Intangible	4,220	4,353
Accrued Interest and Other Assets	9,773	8,818
TOTAL ASSETS	$833,057	$830,677

LIABILITIES
Deposits:
Demand Deposits	$165,050	$161,053
NOW Accounts	99,574	99,514
Money Market Accounts	146,926	134,294
Savings Accounts	125,343	121,415
Time Deposits	135,669	145,651
Brokered Deposits	17,388	17,372
Total Deposits	689,950	679,299

Short-Term Borrowings	22,583	32,448
Other Borrowed Funds	28,000	28,000
Accrued Interest and Other Liabilities	4,133	4,034
TOTAL LIABILITIES	744,666	743,781

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,081,017 Shares Outstanding at March 31, 2016 and December 31, 2015, Respectively	1,818	1,818
Capital Surplus	41,701	41,614
Retained Earnings	48,872	47,725
Treasury Stock, at Cost (282,329 Shares at March 31, 2016 and December 31, 2015, Respectively)	(4,836)	(4,836)
Accumulated Other Comprehensive Income	836	575
TOTAL STOCKHOLDERS' EQUITY	88,391	86,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$833,057	$830,677

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2016	2015

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$7,497	$7,481
Federal Funds Sold	4	1
Investment Securities:
Taxable	324	242
Exempt From Federal Income Tax	260	296
Other Interest and Dividend Income	37	155
TOTAL INTEREST AND DIVIDEND INCOME	8,122	8,175

INTEREST EXPENSE
Deposits	561	598
Federal Funds Purchased	1	1
Short-Term Borrowings	14	30
Other Borrowed Funds	127	90
TOTAL INTEREST EXPENSE	703	719

NET INTEREST INCOME	7,419	7,456
Provision For Loan Losses	850	300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,569	7,156

NONINTEREST INCOME
Service Fees on Deposit Accounts	586	577
Insurance Commissions	872	931
Other Commissions	117	121
Net Gains on Sales of Loans	125	71
Income from Bank-Owned Life Insurance	120	118
Other	28	8
TOTAL NONINTEREST INCOME	1,848	1,826

NONINTEREST EXPENSE
Salaries and Employee Benefits	3,369	3,148
Occupancy	474	471
Equipment	422	405
FDIC Assessment	126	138
PA Shares Tax	202	183
Contracted Services	133	137
Legal and Professional Fees	141	131
Advertising	165	225
Bankcard Processing Expense	112	111
Other Real Estate Owned (Income) Expense	(545)	20
Amortization of Core Deposit Intangible	134	134
Other	781	644
TOTAL NONINTEREST EXPENSE	5,514	5,747

Income Before Income Taxes	2,903	3,235
Income Taxes	858	940
NET INCOME	$2,045	$2,295

EARNINGS PER SHARE
Basic	$0.50	$0.56
Diluted	0.50	0.56

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,081,017	4,071,462
Diluted	4,081,869	4,071,462

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Net Income	$2,045	$2,295

Other Comprehensive Income
Unrealized Gains on Available-for-Sale Securities Net of Income Tax of $135 and $170 for the Three Months Ended March 31, 2016 and 2015, Respectively	261	331
Other Comprehensive Income, Net of Income Tax	261	331
Total Comprehensive Income	$2,306	$2,626

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity

December 31, 2014	4,363,346	$1,818	$41,762	$42,766	$(4,999)	$565	$81,912
Comprehensive income:
Net income	-	-	-	2,295	-	-	2,295
Other comprehensive income	-	-	-	-	-	331	331
Dividends paid ($0.21 per share)	-	-	-	(855)	-	-	(855)
March 31, 2015	4,363,346	$1,818	$41,762	$44,206	$(4,999)	$896	$83,683

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity

December 31, 2015	4,363,346	$1,818	$41,614	$47,725	$(4,836)	$575	$86,896
Comprehensive income:
Net income	-	-	-	2,045	-	-	2,045
Other comprehensive income	-	-	-	-	-	261	261
Stock-based compensation expense	-	-	87	-	-	-	87
Dividends paid ($0.22 per share)	-	-	-	(898)	-	-	(898)
March 31, 2016	4,363,346	$1,818	$41,701	$48,872	$(4,836)	$836	$88,391

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

OPERATING ACTIVITIES
Net Income	$2,045	$2,295
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	56	184
Depreciation and Amortization	764	622
Provision for Loan Losses	850	300
Income from Bank-Owned Life Insurance	(120)	(118)
Proceeds From Mortgage Loans Sold	5,513	2,738
Originations of Mortgage Loans for Sale	(5,388)	(2,667)
Gains on Sales of Loans	(125)	(71)
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(19)	(7)
Noncash Expense for Stock-Based Compensation	87	-
Decrease in Accrued Interest Receivable	185	173
Valuation Adjustment on Foreclosed Real Estate	(566)	-
Decrease in Taxes Payable	947	(553)
Increase in Accrued Interest Payable	4	46
Net Payment of Federal/State Income Taxes	(20)	-
Other, Net	(1,411)	108
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,802	3,050

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	17,191	10,803
Purchases of Securities	(14,651)	(6,252)
Net Increase in Loans	(4,648)	(6,092)
Purchase of Premises and Equipment	(106)	(173)
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	175	15
Decrease in Restricted Equity Securities	590	438
NET CASH USED IN INVESTING ACTIVITIES	(1,449)	(1,261)

FINANCING ACTIVITIES
Net Increase in Deposits	10,651	11,944
Net Decrease in Short-Term Borrowings	(9,865)	(22,671)
Principal Payments on Other Borrowed Funds	-	(1,056)
Proceeds from Other Borrowed Funds	-	15,000
Cash Dividends Paid	(898)	(855)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(112)	2,362

INCREASE IN CASH AND CASH EQUIVALENTS	1,241	4,151
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	11,340	11,751
CASH AND DUE FROM BANKS AT END OF PERIOD	$12,581	$15,902

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $556 and $601 respectively)	699	674
Income taxes	20	31

Transfer of loans to loans held for sale	-	26,149
Real estate acquired in settlement of loans	3,236	307
Transfer of real estate acquired in settlement of loans to premise and equipment	2,350	-

The accompanying notes are an integral part of these consolidated financial statements.

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

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All of these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Interim results are not necessarily indicative of results for a full year.

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

Recent Accounting Standards

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 introduces amendments intended to simplify the accounting for stock compensation.  ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period.  The ASU also requires excess tax benefits be classified along with other income tax cash flows as an operating activity in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  The Company is evaluating the provisions of ASU 2016-09, but, believes that its adoption will not have a material impact on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the provisions of ASU 2016-02, will have on the Company’s financial condition and results of operations.

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

Recent Accounting Standards (continued)

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the requirement in ASC Subtopic 225-20 to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent. ASU 2015-01 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted from the beginning of the fiscal year of adoption. The Company adopted the provisions of ASU 2015-01and has determined that its adoption had no material impact on the Company’s financial condition and results of operations.

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

	Three Months Ended March 31,
	2016	2015
Weighted-Average Common Shares Outstanding	4,363,346	4,363,346
Average Treasury Stock Shares	(282,329)	(291,884)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,081,017	4,071,462
Additional Common Stock Equivalents (Restricted Stock) Used to Calculate Diluted Earnings Per Share	852	-
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,081,869	4,071,462

Earnings per share:
Basic	$0.50	$0.56
Diluted	0.50	0.56

Note 3. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$48,300	$299	$-	$48,599
Obligations of States and Political Subdivisions	39,816	842	(16)	40,642
Mortgage-Backed Securities - Government-Sponsored Enterprises	3,180	53	-	3,233
Equity Securities - Mutual Funds	500	21	-	521
Equity Securities - Other	600	70	(2)	668
Total	$92,396	$1,285	$(18)	$93,663

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$51,151	$147	$(110)	$51,188
Obligations of States and Political Subdivisions	39,351	760	(37)	40,074
Mortgage-Backed Securities - Government-Sponsored Enterprises	3,390	13	-	3,403
Equity Securities - Mutual Funds	500	13	-	513
Equity Securities - Other	600	85	-	685
Total	$94,992	$1,018	$(147)	$95,863

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	March 31, 2016
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	1	$2,000	$-	-	$-	$-	1	$2,000	$-
Obligations of States and Political Subdivisions	6	2,358	(11)	3	1,268	(5)	9	3,626	(16)
Equity Securities - Other	3	148	(2)	-	-	-	3	148	(2)
Total	10	$4,506	$(13)	3	$1,268	$(5)	13	$5,774	$(18)

	December 31, 2015
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	6	$14,928	$(110)	-	$-	$-	6	$14,928	$(110)
Obligations of States and Political Subdivisions	11	5,333	(25)	8	4,549	(12)	19	9,882	(37)
Total	17	$20,261	$(135)	8	$4,549	$(12)	25	$24,810	$(147)

For debt securities, the Company does not believe any individual unrealized loss as of March 31, 2016 and December 31, 2015 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at March 31, 2016 and December 31, 2015 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	March 31, 2016
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$-	$-
Due after One Year through Five Years	25,912	26,132
Due after Five Years through Ten Years	59,878	60,601
Due after Ten Years	6,606	6,930
Total	$92,396	$93,663

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

	(Dollars in thousands)
	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$171,128	34.6%	$170,169	35.2%
Commercial	128,401	26.0	127,614	26.4
Construction	16,414	3.3	17,343	3.6
Commercial and Industrial	64,805	13.1	60,487	12.5
Consumer	107,569	21.7	103,605	21.4
Other	6,299	1.3	4,592	0.9
Total Originated Loans	494,616	100.0%	483,810	100.0%
Allowance for Loan Losses	(6,937)		(6,490)
Loans, Net	$487,679		$477,320

Loans Acquired at Fair Value
Real Estate:
Residential	$99,969	52.8%	$103,058	51.7%
Commercial	73,489	38.8	75,406	37.8
Construction	1,769	0.9	3,870	1.9
Commercial and Industrial	13,955	7.4	16,660	8.3
Consumer	208	0.1	550	0.3
Total Loans Acquired at Fair Value	189,390	100.0%	199,544	100.0%
Allowance for Loan Losses	(36)		-
Loans, Net	$189,354		$199,544

Total Loans
Real Estate:
Residential	$271,097	39.6%	$273,227	40.0%
Commercial	201,890	29.5	203,020	29.7
Construction	18,183	2.7	21,213	3.1
Commercial and Industrial	78,760	11.5	77,147	11.3
Consumer	107,777	15.8	104,155	15.2
Other	6,299	0.9	4,592	0.7
Total Loans	684,006	100.0%	683,354	100.0%
Allowance for Loan Losses	(6,973)		(6,490)
Loans, Net	$677,033		$676,864

Total unamortized net deferred loan fees were $700,000 and $705,000 at March 31, 2016 and December 31, 2015, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $77.1 million and $73.1 million at March 31, 2016 and December 31, 2015, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At March 31, 2016 and December 31, 2015, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands)
	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$170,304	$460	$364	$-	$171,128
Commercial	113,254	10,145	3,915	1,087	128,401
Construction	15,519	714	-	181	16,414
Commercial and Industrial	60,131	2,513	2,161	-	64,805
Consumer	107,453	-	116	-	107,569
Other	6,299	-	-	-	6,299
Total Originated Loans	$472,960	$13,832	$6,556	$1,268	$494,616
Loans Acquired at Fair Value
Real Estate:
Residential	$97,533	$-	$2,436	$-	$99,969
Commercial	67,998	2,230	3,261	-	73,489
Construction	1,769	-	-	-	1,769
Commercial and Industrial	12,700	662	593	-	13,955
Consumer	208	-	-	-	208
Total Loans Acquired at Fair Value	$180,208	$2,892	$6,290	$-	$189,390
Total Loans
Real Estate:
Residential	$267,837	$460	$2,800	$-	$271,097
Commercial	181,252	12,375	7,176	1,087	201,890
Construction	17,288	714	-	181	18,183
Commercial and Industrial	72,831	3,175	2,754	-	78,760
Consumer	107,661	-	116	-	107,777
Other	6,299	-	-	-	6,299
Total Loans	$653,168	$16,724	$12,846	$1,268	$684,006

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$169,233	$249	$682	$5	$170,169
Commercial	113,087	6,870	6,565	1,092	127,614
Construction	16,384	729	-	230	17,343
Commercial and Industrial	57,586	2,145	756	-	60,487
Consumer	103,591	-	14	-	103,605
Other	4,592	-	-	-	4,592
Total Originated Loans	$464,473	$9,993	$8,017	$1,327	$483,810
Loans Acquired at Fair Value
Real Estate:
Residential	$100,633	$-	$2,425	$-	$103,058
Commercial	69,539	2,252	3,615	-	75,406
Construction	3,870	-	-	-	3,870
Commercial and Industrial	15,601	996	63	-	16,660
Consumer	550	-	-	-	550
Total Loans Acquired at Fair Value	$190,193	$3,248	$6,103	$-	$199,544
Total Loans
Real Estate:
Residential	$269,866	$249	$3,107	$5	$273,227
Commercial	182,626	9,122	10,180	1,092	203,020
Construction	20,254	729	-	230	21,213
Commercial and Industrial	73,187	3,141	819	-	77,147
Consumer	104,141	-	14	-	104,155
Other	4,592	-	-	-	4,592
Total Loans	$654,666	$13,241	$14,120	$1,327	$683,354

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands)
	March 31, 2016
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$170,582	$163	$-	$15	$178	$368	$171,128
Commercial	127,981	110	-	-	110	310	128,401
Construction	16,233	-	-	-	-	181	16,414
Commercial and Industrial	64,682	123	-	-	123	-	64,805
Consumer	106,714	645	92	2	739	116	107,569
Other	6,299	-	-	-	-	-	6,299
Total Originated Loans	$492,491	$1,041	$92	$17	$1,150	$975	$494,616
Loans Acquired at Fair Value
Real Estate:
Residential	$97,454	$868	$-	$50	$918	$1,597	$99,969
Commercial	72,818	293	-	-	293	378	73,489
Construction	1,769	-	-	-	-	-	1,769
Commercial and Industrial	13,763	192	-	-	192	-	13,955
Consumer	208	-	-	-	-	-	208
Total Loans Acquired at Fair Value	$186,012	$1,353	$-	$50	$1,403	$1,975	$189,390
Total Loans
Real Estate:
Residential	$268,036	$1,031	$-	$65	$1,096	$1,965	$271,097
Commercial	200,799	403	-	-	403	688	201,890
Construction	18,002	-	-	-	-	181	18,183
Commercial and Industrial	78,445	315	-	-	315	-	78,760
Consumer	106,922	645	92	2	739	116	107,777
Other	6,299	-	-	-	-	-	6,299
Total Loans	$678,503	$2,394	$92	$67	$2,553	$2,950	$684,006

	December 31, 2015
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$168,786	$563	$133	$-	$696	$687	$170,169
Commercial	124,037	114	-	-	114	3,463	127,614
Construction	17,113	-	-	-	-	230	17,343
Commercial and Industrial	60,442	45	-	-	45	-	60,487
Consumer	102,629	923	39	-	962	14	103,605
Other	4,592	-	-	-	-	-	4,592
Total Originated Loans	$477,599	$1,645	$172	$-	$1,817	$4,394	$483,810
Loans Acquired at Fair Value
Real Estate:
Residential	$99,794	$1,308	$263	$193	$1,764	$1,500	$103,058
Commercial	73,988	1,019	-	-	1,019	399	75,406
Construction	3,870	-	-	-	-	-	3,870
Commercial and Industrial	16,450	38	130	-	168	42	16,660
Consumer	542	8	-	-	8	-	550
Total Loans Acquired at Fair Value	$194,644	$2,373	$393	$193	$2,959	$1,941	$199,544
Total Loans
Real Estate:
Residential	$268,580	$1,871	$396	$193	$2,460	$2,187	$273,227
Commercial	198,025	1,133	-	-	1,133	3,862	203,020
Construction	20,983	-	-	-	-	230	21,213
Commercial and Industrial	76,892	83	130	-	213	42	77,147
Consumer	103,171	931	39	-	970	14	104,155
Other	4,592	-	-	-	-	-	4,592
Total Loans	$672,243	$4,018	$565	$193	$4,776	$6,335	$683,354

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

	(Dollars in Thousands)
	March 31, 2016	December 31, 2015
Nonaccrual Loans:
Real Estate:
Residential	$1,965	$2,187
Commercial	688	3,862
Construction	181	230
Commercial and Industrial	-	42
Consumer	116	14
Total Nonaccrual Loans	2,950	6,335

Accruing Loans Past Due 90 Days or More:
Real Estate:
Residential	65	193
Consumer	2	-
Total Accruing Loans 90 Days or More Past Due	67	193
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	3,017	6,528

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate - Commercial	1,365	1,375
Commercial and Industrial	7	7
Other	7	-
Total Originated Loans	1,379	1,382
Loans Acquired at Fair Value:
Real Estate - Residential	1,330	1,296
Real Estate - Commercial	891	1,488
Commercial and Industrial	539	-
Total Loans Acquired at Fair Value	2,760	2,784
Total Troubled Debt Restructurings, Accruing	4,139	4,166

Total Nonperforming Loans	7,156	10,694

Real Estate Owned:
Residential	80	138
Commercial	1,581	174
Total Real Estate Owned	1,661	312

Total Nonperforming Assets	$8,817	$11,006

Nonperforming Loans to Total Loans	1.05%	1.56%
Nonperforming Assets to Total Assets	1.06	1.32

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $2.9 million and $3.8 million at March 31, 2016 and December 31, 2015, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in our portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 15 loans totaling $4.2 million and 13 loans totaling $4.2 million at March 31, 2016 and December 31, 2015, respectively. Originated loans classified as TDRs consisted of 5 loans totaling $1.4 million and 4 loans totaling $1.4 million at March 31, 2016 and December 31, 2015, respectively. Loans acquired at fair value as TDRs consisted of 10 loans totaling $2.8 million and 9 loans totaling $2.8 million at March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016, one commercial loan previously identified as an acquired at fair value TDR paid off. During the three months ended March 31, 2015, one commercial TDR acquired at fair value paid off and one commercial loan previously identified as an originated TDR was refinanced in a new TDR transaction. No TDRs have subsequently defaulted during the three months ended March 31, 2016 and 2015, respectively.

The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated.

	(Dollars in thousands)
	Three Months Ended March 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Other	1	$7	$7	$-
Total	1	$7	$7	$-

Loans Acquired at Fair Value
Real Estate
Residential	1	$37	$45	$-
Commercial	1	539	539	-
Total	2	$576	$584	$-

	Three Months Ended March 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	1	$430	$430	$-
Total	1	$430	$430	$-

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	March 31, 2016
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$3,987	$-	$3,987	$4,023	$44
Construction	181	-	181	207	-
Commercial and Industrial	720	-	720	684	8
Other	7	-	7	7	-
Total With No Related Allowance Recorded	$4,895	$-	$4,895	$4,921	$52

Loans Acquired at Fair Value
Real Estate:
Residential	$1,331	$-	$1,331	$1,335	$18
Commercial	3,261	-	3,353	3,290	38
Commercial and Industrial	593	-	593	601	6
Total With No Related Allowance Recorded	$5,185	$-	$5,277	$5,226	$62

Total Loans
Real Estate:
Residential	$1,331	$-	$1,331	$1,335	$18
Commercial	7,248	-	7,340	7,313	82
Construction	181	-	181	207	-
Commercial and Industrial	1,313	-	1,313	1,285	14
Other	7	-	7	7	-
Total With No Related Allowance Recorded	$10,080	$-	$10,172	$10,147	$114

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,425	$377	$1,430	$1,430	$16
Commercial and Industrial	1,448	322	1,448	1,447	13
Total With A Related Allowance Recorded	$2,873	$699	$2,878	$2,877	$29

Loans Acquired at Fair Value
Real Estate:
Residential	$247	$52	$254	$247	$-
Total With A Related Allowance Recorded	$247	$52	$254	$247	$-

Total Loans
Real Estate:
Residential	$247	$52	$254	$247	$-
Commercial	1,425	377	1,430	1,430	16
Commercial and Industrial	1,448	322	1,448	1,447	13
Total With A Related Allowance Recorded	$3,120	$751	$3,132	$3,124	$29

	March 31, 2016 (cont.)
Total Impaired Loans:
Originated Loans
Real Estate:
Commercial	$5,412	$377	$5,417	$5,453	$60
Construction	181	-	181	207	-
Commercial and Industrial	2,168	322	2,168	2,131	21
Other	7	-	7	7	-
Total Impaired Loans	$7,768	$699	$7,773	$7,798	$81

Loans Acquired at Fair Value
Real Estate:
Residential	$1,578	$52	$1,585	$1,582	$18
Commercial	3,261	-	3,353	3,290	38
Commercial and Industrial	593	-	593	601	6
Total Impaired Loans	$5,432	$52	$5,531	$5,473	$62

Total Loans
Real Estate:
Residential	$1,578	$52	$1,585	$1,582	$18
Commercial	8,673	377	8,770	8,743	98
Construction	181	-	181	207	-
Commercial and Industrial	2,761	322	2,761	2,732	27
Other	7	-	7	7	-
Total Impaired Loans	$13,200	$751	$13,304	$13,271	$143

	December 31, 2015
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$5	$-	$17	$6	$-
Commercial	6,636	-	6,636	7,095	232
Construction	229	-	230	292	-
Commercial and Industrial	627	-	627	756	35
Total With No Related Allowance Recorded	$7,497	$-	$7,510	$8,149	$267

Loans Acquired at Fair Value
Real Estate:
Residential	$1,296	$-	$1,296	$1,315	$67
Commercial	4,188	-	4,263	4,449	214
Commercial and Industrial	63	-	63	79	3
Total With No Related Allowance Recorded	$5,547	$-	$5,622	$5,843	$284

Total Loans
Real Estate:
Residential	$1,301	$-	$1,313	$1,321	$67
Commercial	10,824	-	10,899	11,544	446
Construction	229	-	230	292	-
Commercial and Industrial	690	-	690	835	38
Total With No Related Allowance Recorded	$13,044	$-	$13,132	$13,992	$551

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,436	$408	$1,441	$1,457	$37
Commercial and Industrial	136	9	137	128	5
Total With A Related Allowance Recorded	$1,572	$417	$1,578	$1,585	$42

Total Impaired Loans
Originated Loans
Real Estate:
Residential	$5	$-	$17	$6	$-
Commercial	8,072	408	8,077	8,552	269
Construction	229	-	230	292	-
Commercial and Industrial	763	9	764	884	40
Total Impaired Loans	$9,069	$417	$9,088	$9,734	$309

Loans Acquired at Fair Value
Real Estate:
Residential	$1,296	$-	$1,296	$1,315	$67
Commercial	4,188	-	4,263	4,449	214
Commercial and Industrial	63	-	63	79	3
Total Impaired Loans	$5,547	$-	$5,622	$5,843	$284

Total Loans
Real Estate:
Residential	$1,301	$-	$1,313	$1,321	$67
Commercial	12,260	408	12,340	13,001	483
Construction	229	-	230	292	-
Commercial and Industrial	826	9	827	963	43
Total Impaired Loans	$14,616	$417	$14,710	$15,577	$593

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment for the periods indicated.

	(Dollars in thousands)
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
December 31, 2015	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(20)	-	-	-	(185)	(17)	-	(222)
Recoveries	1	-	-	-	24	9	-	34
Provision	(345)	(9)	(20)	319	450	10	230	635
March 31, 2016	$1,259	$2,036	$117	$1,103	$2,176	$2	$244	$6,937

Loans Acquired at Fair Value
December 31, 2015	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	(180)	-	-	(5)	-	-	(185)
Recoveries	2	1	-	-	3	-	-	6
Provision	(2)	179	-	-	2	-	36	215
March 31, 2016	$-	$-	$-	$-	$-	$-	$36	$36

Total Allowance for Loan Losses
December 31, 2015	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(20)	(180)	-	-	(190)	(17)	-	(407)
Recoveries	3	1	-	-	27	9	-	40
Provision	(347)	170	(20)	319	452	10	266	850
March 31, 2016	$1,259	$2,036	$117	$1,103	$2,176	$2	$280	$6,973

Originated Loans	March 31, 2016
Individually Evaluated for Impairment	$-	$377	$-	$322	$-	$-	$-	$699
Collectively Evaluated for Potential Impairment	$1,259	$1,659	$117	$781	$2,176	$2	$244	$6,238

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$52	$-	$-	$-	$-	$-	$-	$52
Collectively Evaluated for Potential Impairment	$(52)	$-	$-	$-	$-	$-	$36	$(16)

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$52	$377	$-	$322	$-	$-	$-	$751
Collectively Evaluated for Potential Impairment	$1,207	$1,659	$117	$781	$2,176	$2	$280	$6,222

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
December 31, 2014	$2,690	$582	$122	$684	$1,015	$-	$102	$5,195
Charge-offs	-	(6)	-	-	(47)	-	-	(53)
Recoveries	3	2	-	-	31	-	-	36
Provision	(180)	30	23	229	12	-	186	300
March 31, 2015	$2,513	$608	$145	$913	$1,011	$-	$288	$5,478

	March 31, 2015
Originated Loans
Individually Evaluated for Impairment	$-	$456	$28	$481	$-	$-	$-	$965
Collectively Evaluated for Potential Impairment	$2,513	$152	$117	$432	$1,011	$-	$288	$4,513

Originated Loans	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
December 31, 2015
Individually Evaluated for Impairment	$-	$408	$-	$9	$-	$-	$-	$417
Collectively Evaluated for Potential Impairment	$1,623	$1,637	$137	$775	$1,887	$-	$14	$6,073

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2015	$3,302
Accretable yield	(393)
Nonaccretable premium	104
Balance at March 31, 2016	$3,013

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	March 31, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$-	$5,412	$181	$2,168	$-	$7	$7,768
Collectively Evaluated for Potential Impairment	171,128	122,989	16,233	62,637	107,569	6,292	486,848
	$171,128	$128,401	$16,414	$64,805	$107,569	$6,299	$494,616

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,578	$3,261	$-	$593	$-	$-	$5,432
Collectively Evaluated for Potential Impairment	98,391	70,228	1,769	13,362	208	-	183,958
	$99,969	$73,489	$1,769	$13,955	$208	$-	$189,390

Total Loans
Individually Evaluated for Impairment	$1,578	$8,673	$181	$2,761	$-	$-	$13,193
Collectively Evaluated for Potential Impairment	269,519	193,217	18,002	75,999	107,777	6,299	670,813
	$271,097	$201,890	$18,183	$78,760	$107,777	$6,299	$684,006

	December 31, 2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$5	$8,072	$229	$763	$-	$-	$9,069
Collectively Evaluated for Potential Impairment	170,164	119,542	17,114	59,724	103,605	4,592	474,741
	$170,169	$127,614	$17,343	$60,487	$103,605	$4,592	$483,810

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,296	$4,188	$-	$63	$-	$-	$5,547
Collectively Evaluated for Potential Impairment	101,762	71,218	3,870	16,597	550	-	193,997
	$103,058	$75,406	$3,870	$16,660	$550	$-	$199,544

Total Loans
Individually Evaluated for Impairment	$1,301	$12,260	$229	$826	$-	$-	$14,616
Collectively Evaluated for Potential Impairment	271,926	190,760	20,984	76,321	104,155	4,592	668,738
	$273,227	$203,020	$21,213	$77,147	$104,155	$4,592	$683,354

Note 5. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

Maturity Period:	March 31, 2016
One Year or Less	$56,521
Over One Through Two Years	25,981
Over Two Through Three Years	15,659
Over Three Through Four Years	13,751
Over Four Through Five Years	14,534
Over Five Years	9,223
Total	$135,669

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $26.8 million and $33.1 million as of March 31, 2016 and December 31, 2015, respectively.

Note 6. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	March 31, 2016		December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$326	1.23%	$485	0.41%
Maximum Amount Outstanding at any Month End	-		5,900

FHLB Borrowings:
Balance at Period End	-	-	9,360	0.51
Average Balance Outstanding During the Period	583	0.69	7,347	0.37
Maximum Amount Outstanding at any Month End	-		30,950

Securities Sold Under Agreements to Repurchase:
Balance at Period End	22,583	0.19	23,088	0.18
Average Balance Outstanding During the Period	23,420	0.22	23,303	0.24
Maximum Amount Outstanding at any Month End	24,564		27,908

Securities Collaterizing the Agreements at Period-End:
Carrying Value	27,249		26,033
Market Value	27,401		26,063

Note 7. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	March 31, 2016		December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$3,500	0.94%	$-	-%
Due After One Year to Two Years	3,500	1.35	3,500	0.94
Due After Two Years to Three Years	4,000	1.67	4,500	1.41
Due After Three Years to Four Years	6,000	1.88	6,000	1.78
Due After Four Years to Five Years	5,000	2.09	6,000	1.97
Due After Five Years	6,000	2.32	8,000	2.27
Total	$28,000	1.80	$28,000	1.80

As of March 31, 2016, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $297.0 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $20.0 million as of March 31, 2016 and December 31, 2015.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank for $82.8 million that requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various banks totaling $40.0 million. As of March 31, 2016 and December 31, 2015, no draws had been taken on these facilities.

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

Commitments and conditional obligations are evaluated the same as on-balance-sheet instruments but do not have a corresponding reserve recorded. The Company’s opinion on not implementing a corresponding reserve for off-balance-sheet instruments is supported by historical factors of no losses recorded due to these items. The Company is continually evaluating these items for credit quality and any future need for the corresponding reserve.

The following table presents the unused and available credit balances of financial instruments whose contracts represent credit risk at the dates indicated.

	(Dollars in thousands)
	March 31, 2016	December 31, 2015
Standby Letters of Credit	$10,766	$18,316
Performance Letters of Credit	1,443	1,358
Construction Mortgages	16,043	21,144
Personal Lines of Credit	5,970	5,810
Overdraft Protection Lines	6,111	6,051
Home Equity Lines of Credit	14,594	14,491
Commercial Lines of Credit	50,628	45,584
	$105,555	$112,754

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

		(Dollars in thousands)
	Valuation Technique	March 31, 2016	December 31, 2015
Available for Sales Securities:
U.S. Government Agencies	Level II	$48,599	$51,188
Obligations of States and Political Subdivisions	Level II	40,642	40,074
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	3,233	3,403
Equity Securities - Mutual Funds	Level I	521	513
Equity Securities - Other	Level I	668	685
Total Available for Sale Securities		$93,663	$95,863

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

		(Dollars in thousands)
		Fair Value at				Significant
Financial Asset	Valuation Technique	March 31, 2016	December 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Unobservable Input Value
Impaired Loans	Level III	$2,369	$1,155	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	3,236	111	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when the loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At March 31, 2016 and December 31, 2015, the fair value of impaired loans consists of the loan balance of $3.1 million and $1.6 million, respectively, less their specific valuation allowances of $751,000 and $417,000, respectively.

Other real estate owned, (OREO), properties are evaluated at the time of acquisition and recorded at fair value less estimated selling costs. After acquisition, other real estate owned is recorded at the lower of cost or fair value less estimated selling costs to sell. The fair value of an other real estate owned property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy. At March 31, 2016, two commercial real estate properties for $3.2 million were foreclosed on, moved into OREO, evaluated for fair value and recorded a gain on the valuation adjustment on foreclosed real estate for approximately $566,000. This recognized gain on the valuation adjustment was supported by independent appraisals of the two properties. One property was entered into a tentative sales agreement with a current customer which further supported the valuation adjustment. The other property was transferred into premise and equipment of the Company due to the location and the Company’s need of a new location for company headquarter’s. At December 31, 2015, two residential real estate loans for $111,000 were moved into OREO and at March 31, 2016, one has since been sold at a loss of approximately $5,000.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		March 31, 2016		December 31, 2015
	Valuation Method Used	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$4,886	$4,886	$2,316	$2,316
Non-Interest Bearing	Level I	7,695	7,695	9,024	9,024
Investment Securities:
Available for Sale	See Above	93,663	93,663	95,863	95,863
Loans, Net	Level III	677,033	694,320	676,864	692,373
Restricted Stock	Level II	3,235	3,235	3,824	3,824
Bank-Owned Life Insurance	Level II	18,329	18,329	18,209	18,209
Accrued Interest Receivable	Level II	2,234	2,234	2,419	2,419

Financial Liabilities:
Deposits	Level II	689,950	690,599	679,299	678,921
Short-term Borrowings	Level II	22,583	22,583	32,448	32,448
Other Borrowed Funds	Level III	28,000	28,483	28,000	27,830
Accrued Interest Payable	Level II	309	309	305	305

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2016 compared to the financial condition as of December 31, 2015 and the consolidated results of operations for the three months ended March 31, 2016 and 2015.

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

Statement of Financial Condition Analysis

Assets. Total assets increased $2.4 million, or 0.3%, to $833.1 million at March 31, 2016 compared to $830.7 million at December 31, 2015.

Investment securities classified as available-for-sale decreased $2.2 million, or 2.3%, to $93.7 million at March 31, 2016 compared to $95.9 million at December 31, 2015. This decrease was primarily the result of calls and maturities of U.S. government agency securities, partially offset by security purchases.

Loans, net, increased $169,000, or 0.02%, to $677.0 million at March 31, 2016 compared to $676.9 million at December 31, 2015. This was due to increases of $5.3 million in consumer and other loans (mainly indirect auto loans) and $1.6 million in commercial loans, offset by decreases of $3.0 million in construction loans, $2.1 million in residential real estate loans and $1.1 million in commercial real estate loans. In addition, approximately $3.2 million of loans were transferred to other real estate owned during the current period, which included $3.1 million in commercial real estate loans.

Premises and equipment, net, increased $2.2 million, or 21.68%, to $12.5 million at March 31, 2016 compared to $10.3 million at December 31, 2015. This was mainly due to an other real estate owned property being reclassified into fixed assets in process. This property will undergo an extensive renovation and will be placed into Bank operations.

Accrued interest and other assets increased $955,000, or 10.8%, primarily due to increases in other real estate owned and prepaid expenses. This was partially offset by a decrease in FHLB stock due to the decrease in the minimum required capital stock investment as a direct result of the short-term borrowings being paid off during the current period.

Liabilities. Total liabilities increased $885,000, or 0.1%, to $744.7 million at March 31, 2016 compared to $743.8 million at December 31, 2015.

Total deposits increased $10.7 million, or 1.6%, to $690.0 million at March 31, 2016 compared to $679.3 million at December 31, 2015. There were increases of $12.6 million in money market accounts, $4.0 million in demand deposits and $3.9 million in savings accounts, partially offset by a decrease of $10.0 million in time deposits. The increase in deposit balances is mainly attributable to an increase in school district deposits as a result of the State of Pennsylvania budget impasse being partially resolved early in the current period. Due to the low interest rate environment, the Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships.

Short-term borrowings decreased $9.9 million, or 30.4%, to $22.6 million at March 31, 2016 compared to $32.4 million at December 31, 2015. Other borrowed funds remained constant at $28.0 million at March 31, 2016 and December 31, 2015. At March 31, 2016, short-term borrowings were comprised entirely of $22.6 million of securities sold under agreements to repurchase, compared to $23.1 million at December 31, 2015. The decrease is related to business deposit customers whose funds, above designated target balances, being transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Short-term Federal Home Loan Bank borrowings were paid off at March 31, 2016, compared to $9.4 million at December 31, 2015. In the first quarter of the prior period, a portion of FHLB short-term borrowings were replaced with $15.0 million in long-term borrowings with laddered maturities designed to mitigate interest rate risk in the event of rising interest rates. Due to a decline in school district deposits in the third and fourth quarter of the prior year and loan growth, the Bank borrowed $9.4 million short-term and laddered an additional $13.0 million of long-term, fixed-rate FHLB borrowings at December 31, 2015. As a result of prior year activity, the weighted average interest rate on long-term borrowings remained constant at 1.80%.

Stockholders’ Equity. Stockholders’ equity increased $1.5 million, or 1.7%, to $88.4 million at March 31, 2016 compared to $86.9 million at December 31, 2015. During the period, net income was $2.0 million and the Company paid $898,000 in dividends to stockholders.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Overview. Net income decreased $250,000, to $2.0 million, for the three months ended March 31, 2016 compared to $2.3 for the three months ended March 31, 2015. The decrease in net income was largely impacted by an $850,000 provision for loan losses recognized in the current period, mainly offset by a $566,000 pre-tax gain recognized due to the foreclosure procedures on two commercial real estate loans that moved into other real estate owned properties in the current period.

Net Interest Income. Net interest income decreased $37,000, or 0.5%, to $7.4 million for the three months ended March 31, 2016 compared to $7.5 million for the three months ended March 31, 2015.

Interest and dividend income decreased $53,000, or 0.6%, to $8.1 million for the three months ended March 31, 2016 compared to $8.2 million for the three months ended March 31, 2015. Other interest and dividend income decreased $118,000 primarily due to a decrease in FHLB stock dividends. This decrease was mainly due to a special FHLB dividend that was paid in the prior period. In addition, the decrease in borrowings compared to the prior period, the Bank was required to hold less FHLB stock resulting in a lower quarterly dividend in the current period. Interest income on securities exempt from federal tax decreased $36,000 due to deploying proceeds from security calls and maturities into funding loan production. There was a decrease of $3.8 million in the average balance on securities exempt from federal tax and a decrease of 14 basis points in yield as a result of purchasing securities with lower prevailing yields. Despite a decrease of $5.7 million in the average balance, interest income on taxable securities increased $82,000 due to an increase of 75 basis points in yield from new purchases or from higher yields on the remaining securities in the portfolio. Interest income on loans increased $16,000 despite a decrease in average loans outstanding of $2.8 million primarily due to loans moving into other real estate owned. In addition, $38.2 million of residential loans were sold in the second quarter of the prior year. The loan sales were primarily comprised of 30-year fixed rate mortgage loans that were acquired in the merger and were secured by properties located outside the Bank’s traditional lending area within the five counties it conducts business.

Interest expense decreased $16,000, or 2.2%, to $703,000 for the three months ended March 31, 2016 compared to $719,000 for the three months ended March 31, 2015. Interest expense on deposits decreased $37,000 due to a decrease in average interest-bearing deposits of $1.8 million, primarily due to maturities of time deposits moving into transactional accounts and school districts utilization of these funds due to the State of Pennsylvania budget impasse. The decrease in average balances and the Bank holding rates constant throughout the beginning of 2016, resulted in the average cost of interest-bearing deposits decreasing 3 basis points, primarily related to the repricing of maturing certificates of deposit to lower rates. Interest expense on short-term borrowings decreased $16,000, mainly due to the paid off FHLB short-term borrowing, which resulted in a decrease in average borrowings of $10.4 million. These decreases were partially offset by an increase in interest expense of $37,000 for other borrowed funds. This is a result of the prior period increase in long-term borrowings from the Bank laddering a series of FHLB borrowings in 2015 to mitigate interest rate risk in the event of rising interest rates.

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

	(Dollars in thousands)
	Three Months Ended March 31,
	2016			2015
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$679,494	$7,527	4.46%	$682,292	$7,503	4.46%
Investment Securities
Taxable	55,585	324	2.33	61,302	242	1.58
Exempt From Federal Tax	38,255	387	4.05	42,073	441	4.19
Other Interest-Earning Assets	8,750	41	1.88	8,961	156	7.06
Total Interest-Earning Assets	782,084	8,279	4.26	794,628	8,342	4.26
Noninterest-Earning Assets	54,310			56,361
Total Assets	$836,394			$850,989

Liabilities and
Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$117,675	49	0.17%	$99,953	40	0.16%
Savings	123,344	56	0.18	120,960	53	0.18
Money Market	146,286	89	0.24	159,101	90	0.23
Time Deposits	143,346	367	1.03	152,457	415	1.10
Total Interest-Bearing Deposits	530,651	561	0.43	532,471	598	0.46

Borrowings	52,329	142	1.09	62,706	121	0.78
Total Interest-Bearing Liabilities	582,980	703	0.48	595,177	719	0.49

Noninterest-Bearing Demand Deposits	161,255			165,871
Other Liabilities	4,288			6,819
Total Liabilities	748,523			767,867

Stockholders' Equity	87,871			83,122
Total Liabilities and
Stockholders' Equity	$836,394			$850,989

Net Interest Income		$7,576			$7,623

Net Interest Rate Spread (2)			3.78%			3.77%
Net Interest-Earning Assets (3)	$199,104			$199,451
Net Interest Margin (4)			3.90			3.89
Return on Average Assets			0.98			1.09
Return on Average Equity			9.36			11.20
Average Equity to Average Assets			10.51			9.77
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			134.15			133.51

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	(Dollars in thousands)
	Three Months Ended March 31, 2016
	Compared To
	Three Months Ended March 31, 2015
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$24	$-	$24
Investment Securities:
Taxable	(24)	106	82
Exempt From Federal Tax	(39)	(15)	(54)
Other Interest-Earning Assets	(3)	(112)	(115)
Total Interest-Earning Assets	(42)	(21)	(63)

Interest Expense:
Deposits	3	(40)	(37)
Borrowings	(21)	42	21
Total Interest-Bearing Liablities	(18)	2	(16)
Change in Net Interest Income	$(24)	$(23)	$(47)

Provision for Loan Losses. The provision for loan losses was $850,000 for the three months ended March 31, 2016 compared to the provision for loan losses of $300,000 for the three months ended March 31, 2015. The originated loan portfolio had $635,000 of provision applied and the acquired at fair value loan portfolio had $215,000 of provision applied for the three months ended March 31, 2016. This compared to the entire $300,000 provision for the three months ended March 31, 2015 being applied to the originated loan portfolio. Net charge-offs for the three months ended March 31, 2016 were $367,000 compared to net charge-offs of $17,000 for the three months ended March 31, 2015. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses and determined the current quarter provision was necessary due to quarterly charge-offs and commercial and indirect auto loan growth. The current period charge-offs had an impact on the historical quantitative factors within the allowance calculation. The softening in the local economy affected the qualitative factors and further substantiated the additional provision recorded in the current period.

Noninterest Income. Noninterest income increased $22,000 to $1.8 million for the three months ended March 31, 2016 compared to $1.8 for the three months ended March 31, 2015 due to a combination of factors. Net gains on the sales of loans increased $54,000 primarily due an increase in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. Other miscellaneous income increased $20,000 primarily due to a decline in amortization on mortgage servicing rights related to loans sold to the FHLB as part of the MPF® program. Service fees on deposit accounts increased $9,000 primarily due to check card fees from transactional activity in the current period. Offsetting these increases was a $59,000 decrease in insurance commission from Exchange Underwriters. The decrease in insurance commissions included $158,000 of contingency fees for the three months ended March 31, 2016 compared to $211,000 for the three months ended March 31, 2015. These commissions are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges.

Noninterest Expense. Noninterest expense decreased $233,000, or 4.1%, to $5.5 million for the three months ended March 31, 2016 compared to $5.7 million for the three months ended March 31, 2015. Other real estate owned expense decreased $565,000 primarily due to a $566,000 pre-tax gain recognized due to the foreclosure procedures on two commercial real estate loans that moved into other real estate owned properties in the current period, partially offset by other real estate expenses. Advertising decreased $60,000 related to the termination of a cooperative marketing agreement at Exchange Underwriters. Salaries and employee benefits increased $221,000 million primarily due to a combination of normal salary increases, employee stock options and restricted stock awards, hiring of additional employees and group insurance expenses. Other noninterest expense increased $137,000 primarily due to current period expenses related to non-employee stock options and restricted stock awards, an increase in various miscellaneous expenses, such as telephone, postage, charitable contributions, and business travel. PA shares tax, which is calculated based on the Bank’s stockholders’ equity, increased $19,000 due to an anticipated increase in the tax rate in 2016. Occupancy and equipment increased $3,000 and $17,000, respectively, primarily due to annual increases in bank building rent expense, mainly offset by a decrease in repair and maintenance contracted services. In addition, the increase related to equipment was due to equipment maintenance contracts and equipment depreciation related to fixed asset additions.

Income Tax Expense. Income taxes decreased $82,000 to $858,000 for the three months ended March 31, 2016 compared to $940,000 for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was 29.6% compared to 29.1% for the three months ended March 31, 2015. The decrease in income taxes and was due to a decrease of $332,000 in net income before income tax expense. The increase in the effective tax rate was primarily due to a decrease in tax-exempt income in the current period.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 8 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of March 31, 2016.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at March 31, 2016 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $12.6 million at March 31, 2016. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $16.5 million. In addition, at March 31, 2016, the Company had the ability to borrow up to $297.0 million from the FHLB of Pittsburgh, of which $28.0 million was outstanding and $9.7 million was utilized toward a standby letter of credit. The Company also has the ability to borrow up to $82.8 million from the Federal Reserve Bank through its Borrower-In-Custody line of credit agreement and $40.0 million from multiple line of credit arrangements with various banks, none of which were outstanding.

At March 31, 2016, time deposits due within one year of that date totaled $56.5 million, or 41.7% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At March 31, 2016, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $815,000.

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

At March 31, 2016 and December 31, 2015, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	March 31, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$79,266	12.92%	$78,702	12.83%
For Capital Adequacy Purposes	27,607	4.50	27,597	4.50
To Be Well Capitalized	39,876	6.50	39,862	6.50

Tier 1 Capital (to risk weighted assets)
Actual	79,266	12.92	78,702	12.83
For Capital Adequacy Purposes	36,809	6.00	36,795	6.00
To Be Well Capitalized	49,079	8.00	49,060	8.00

Total Capital (to risk weighted assets)
Actual	86,239	14.06	85,192	13.89
For Capital Adequacy Purposes	49,079	8.00	49,060	8.00
To Be Well Capitalized	61,348	10.00	61,326	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	79,266	9.56	78,702	9.60
For Capital Adequacy Purposes	33,155	4.00	32,777	4.00
To Be Well Capitalized	41,444	5.00	40,972	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of March 31, 2016, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2015, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification (President and Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	May 11, 2016	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Date:	May 11, 2016	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

