Form 10-Q
period 2016-06-30
CB Financial Services, Inc.
filed 2016-08-09
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2016, the number of shares outstanding of the Registrant’s Common Stock was 4,081,017.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
(Dollars in thousands, except share data)	June 30, 2016	December 31, 2015

ASSETS
Cash and Due From Banks:
Interest Bearing	$6,935	$2,316
Non-Interest Bearing	6,278	9,024
Total Cash and Due From Banks	13,213	11,340

Investment Securities:
Available-for-Sale	94,419	95,863
Loans, Net	671,784	676,864
Premises and Equipment, Net	12,453	10,277
Bank-Owned Life Insurance	18,448	18,209
Goodwill	4,953	4,953
Core Deposit Intangible, Net	4,086	4,353
Accrued Interest and Other Assets	8,670	8,818
TOTAL ASSETS	$828,026	$830,677

LIABILITIES
Deposits:
Demand Deposits	$163,564	$161,053
NOW Accounts	98,555	99,514
Money Market Accounts	139,834	134,294
Savings Accounts	122,487	121,415
Time Deposits	134,286	145,651
Brokered Deposits	16,540	17,372
Total Deposits	675,266	679,299

Short-Term Borrowings	31,530	32,448
Other Borrowed Funds	28,000	28,000
Accrued Interest and Other Liabilities	3,695	4,034
TOTAL LIABILITIES	738,491	743,781

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,081,017 Shares Outstanding at June 30, 2016 and December 31, 2015, Respectively	1,818	1,818
Capital Surplus	41,788	41,614
Retained Earnings	49,912	47,725
Treasury Stock, at Cost (282,329 Shares at June 30, 2016 and December 31, 2015, Respectively)	(4,836)	(4,836)
Accumulated Other Comprehensive Income	853	575
TOTAL STOCKHOLDERS' EQUITY	89,535	86,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$828,026	$830,677

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2016	2015	2016	2015

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$7,323	$7,385	$14,820	$14,866
Federal Funds Sold	8	6	13	7
Investment Securities:
Taxable	307	225	631	467
Exempt From Federal Income Tax	266	274	526	570
Other Interest and Dividend Income	46	49	83	204
TOTAL INTEREST AND DIVIDEND INCOME	7,950	7,939	16,073	16,114

INTEREST EXPENSE
Deposits	560	594	1,121	1,192
Federal Funds Purchased	-	-	1	1
Short-Term Borrowings	15	15	29	45
Other Borrowed Funds	127	62	254	152
TOTAL INTEREST EXPENSE	702	671	1,405	1,390

NET INTEREST INCOME	7,248	7,268	14,668	14,724
Provision For Loan Losses	300	375	1,150	675
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,948	6,893	13,518	14,049

NONINTEREST INCOME
Service Fees on Deposit Accounts	606	625	1,192	1,202
Insurance Commissions	743	937	1,615	1,868
Other Commissions	112	116	229	237
Net Gains (Losses) on Sales of Loans	185	(28)	309	43
Net Gains on Sales of Investments	58	-	58	-
Income from Bank-Owned Life Insurance	119	117	239	235
Other	45	39	73	47
TOTAL NONINTEREST INCOME	1,868	1,806	3,715	3,632

NONINTEREST EXPENSE
Salaries and Employee Benefits	3,285	3,187	6,654	6,335
Occupancy	438	427	912	898
Equipment	432	399	854	804
FDIC Assessment	115	115	241	253
PA Shares Tax	203	165	405	348
Contracted Services	156	147	289	284
Legal and Professional Fees	114	110	255	241
Advertising	189	221	354	446
Bankcard Processing Expense	122	116	234	227
Other Real Estate Owned Expense (Income)	10	(262)	(535)	(242)
Amortization of Core Deposit Intangible	133	133	267	267
Other	891	777	1,672	1,421
TOTAL NONINTEREST EXPENSE	6,088	5,535	11,602	11,282

Income Before Income Taxes	2,728	3,164	5,631	6,399
Income Taxes	790	924	1,648	1,864
NET INCOME	$1,938	$2,240	$3,983	$4,535

EARNINGS PER SHARE
Basic	$0.48	$0.55	$0.98	$1.11
Diluted	0.48	0.55	0.98	1.11

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,081,017	4,071,462	4,081,017	4,071,462
Diluted	4,084,695	4,071,462	4,083,313	4,071,462

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Net Income	$1,938	$2,240	$3,983	$4,535

Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Available-for-Sale Securities Net of Income Tax of $28 and $(194) for the Three Months Ended June 30, 2016 and 2015, Respectively, and $164 and $(22) for the Six Months Ended June 30, 2016 and 2015, Respectively	55	(376)	316	(45)

Reclassification Adjustment for Gains on Securities Included in Net Income, Net of Income Tax of $20 for the Three and Six Months Ended June 30,2016, Respectively	(38)	-	(38)	-
Other Comprehensive Income (Loss), Net of Income Tax	17	(376)	278	(45)
Total Comprehensive Income	$1,955	$1,864	$4,261	$4,490

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity

December 31, 2014	4,363,346	$1,818	$41,762	$42,766	$(4,999)	$565	$81,912
Comprehensive income (loss):
Net income	-	-	-	4,535	-	-	4,535
Other comprehensive income (loss)	-	-	-	-	-	(45)	(45)
Dividends paid ($0.42 per share)	-	-	-	(1,710)	-	-	(1,710)
June 30, 2015	4,363,346	$1,818	$41,762	$45,591	$(4,999)	$520	$84,692

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
December 31, 2015	4,363,346	$1,818	$41,614	$47,725	$(4,836)	$575	$86,896
Comprehensive income:
Net income	-	-	-	3,983	-	-	3,983
Other comprehensive income	-	-	-	-	-	278	278
Stock-based compensation expense	-	-	174	-	-	-	174
Dividends paid ($0.44 per share)	-	-	-	(1,796)	-	-	(1,796)
June 30, 2016	4,363,346	$1,818	$41,788	$49,912	$(4,836)	$853	$89,535

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015

OPERATING ACTIVITIES
Net Income	$3,983	$4,535
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	116	366
Depreciation and Amortization	1,510	1,221
Provision for Loan Losses	1,150	675
Income from Bank-Owned Life Insurance	(239)	(235)
Proceeds From Mortgage Loans Sold	11,574	45,801
Originations of Mortgage Loans for Sale	(11,265)	(7,509)
Gains on Sales of Loans	(309)	(43)
Gains on Sales of Investment Securities	(58)	-
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(49)	(284)
Noncash Expense for Stock-Based Compensation	174	-
Decrease in Accrued Interest Receivable	32	135
Valuation Adjustment on Foreclosed Real Estate	(566)	-
Increase (Decrease) in Taxes Payable	1,605	(91)
(Decrease) Increase in Accrued Interest Payable	(19)	13
Net (Payment) Refund of Federal/State Income Taxes	(1,450)	1,218
Other, Net	237	223
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,426	46,025

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	36,894	21,418
Purchases of Securities	(35,388)	(13,789)
Proceeds from Sales of Securities	302	-
Investment Securities Held-to-Maturity:
Proceeds From Principal Repayments and Maturities	-	500
Net Increase in Loans	(79)	(16,845)
Purchase of Premises and Equipment	(281)	(237)
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	175	15
Decrease in Restricted Equity Securities	571	320
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,194	(8,618)

FINANCING ACTIVITIES
Net Decrease in Deposits	(4,033)	(2,039)
Net Decrease in Short-Term Borrowings	(918)	(23,867)
Principal Payments on Other Borrowed Funds	-	(1,112)
Proceeds from Other Borrowed Funds	-	15,000
Cash Dividends Paid	(1,796)	(1,710)
NET CASH USED IN FINANCING ACTIVITIES	(6,747)	(13,728)

INCREASE IN CASH AND CASH EQUIVALENTS	1,873	23,679
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	11,340	11,751
CASH AND DUE FROM BANKS AT END OF PERIOD	$13,213	$35,430

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $576 and $1,198 respectively)	$720	$1,378
Income taxes	1,450	203

Real estate acquired in settlement of loans	3,236	431
Transfer of real estate acquired in settlement of loans to premise and equipment	2,350	-
Securities sold not settled	(70)	-
Securities purchased not settled	60	-

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact that the amendments of ASU 2016-13, will have on the Company’s financial condition and results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 introduces amendments intended to simplify the accounting for stock compensation.  ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period.  The ASU also requires excess tax benefits be classified along with other income tax cash flows as an operating activity in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  The Company is evaluating the provisions of ASU 2016-09, but, believes that its adoption will not have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-Average Common Shares Outstanding	4,363,346	4,363,346	4,363,346	4,363,346
Average Treasury Stock Shares	(282,329)	(291,884)	(282,329)	(291,884)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,081,017	4,071,462	4,081,017	4,071,462
Additional Common Stock Equivalents (Restricted Stock) Used to Calculate Diluted Earnings Per Share	3,678	-	2,296	-
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,084,695	4,071,462	4,083,313	4,071,462

Earnings per share:
Basic	$0.48	$0.55	$0.98	$1.11
Diluted	0.48	0.55	0.98	1.11

Note 3. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$49,309	$306	$(3)	$49,612
Obligations of States and Political Subdivisions	39,642	882	(6)	40,518
Mortgage-Backed Securities - Government-Sponsored Enterprises	2,987	75	-	3,062
Equity Securities - Mutual Funds	500	17	-	517
Equity Securities - Other	688	28	(6)	710
Total	$93,126	$1,308	$(15)	$94,419

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$51,151	$147	$(110)	$51,188
Obligations of States and Political Subdivisions	39,351	760	(37)	40,074
Mortgage-Backed Securities - Government-Sponsored Enterprises	3,390	13	-	3,403
Equity Securities - Mutual Funds	500	13	-	513
Equity Securities - Other	600	85	-	685
Total	$94,992	$1,018	$(147)	$95,863

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	June 30, 2016
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	2	$5,502	$(3)	-	$-	$-	2	$5,502	$(3)
Obligations of States and
Political Subdivisions	3	1,389	(4)	2	762	(2)	5	2,151	(6)
Equity Securities - Other	5	235	(6)	-	-	-	5	235	(6)
Total	10	$7,126	$(13)	2	$762	$(2)	12	$7,888	$(15)

	December 31, 2015
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	6	$14,928	$(110)	-	$-	$-	6	$14,928	$(110)
Obligations of States and
Political Subdivisions	11	5,333	(25)	8	4,549	(12)	19	9,882	(37)
Total	17	$20,261	$(135)	8	$4,549	$(12)	25	$24,810	$(147)

For debt securities, the Company does not believe any individual unrealized loss as of June 30, 2016 and December 31, 2015 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at June 30, 2016 and December 31, 2015 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	June 30, 2016
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$11,372	$11,473
Due after One Year through Five Years	16,718	17,032
Due after Five Years through Ten Years	59,302	59,953
Due after Ten Years	5,734	5,961
Total	$93,126	$94,419

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

	(Dollars in thousands)
	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$173,734	34.8%	$170,169	35.2%
Commercial	131,147	26.2	127,614	26.4
Construction	11,918	2.4	17,343	3.6
Commercial and Industrial	67,636	13.5	60,487	12.5
Consumer	109,250	21.9	103,605	21.4
Other	6,203	1.2	4,592	0.9
Total Originated Loans	499,888	100.0%	483,810	100.0%
Allowance for Loan Losses	(7,055)		(6,490)
Loans, Net	$492,833		$477,320

Loans Acquired at Fair Value
Real Estate:
Residential	$95,753	53.5%	$103,058	51.7%
Commercial	68,030	38.0	75,406	37.8
Construction	1,878	1.0	3,870	1.9
Commercial and Industrial	13,230	7.4	16,660	8.3
Consumer	196	0.1	550	0.3
Total Loans Acquired at Fair Value	179,087	100.0%	199,544	100.0%
Allowance for Loan Losses	(136)		-
Loans, Net	$178,951		$199,544

Total Loans
Real Estate:
Residential	$269,487	39.7%	$273,227	40.0%
Commercial	199,177	29.3	203,020	29.7
Construction	13,796	2.1	21,213	3.1
Commercial and Industrial	80,866	11.9	77,147	11.3
Consumer	109,446	16.1	104,155	15.2
Other	6,203	0.9	4,592	0.7
Total Loans	678,975	100.0%	683,354	100.0%
Allowance for Loan Losses	(7,191)		(6,490)
Loans, Net	$671,784		$676,864

Total unamortized net deferred loan fees were $733,000 and $705,000 at June 30, 2016 and December 31, 2015, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $78.8 million and $73.1 million at June 30, 2016 and December 31, 2015, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At June 30, 2016 and December 31, 2015, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands)
	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$172,910	$452	$372	$-	$173,734
Commercial	112,025	13,725	4,317	1,080	131,147
Construction	11,038	699	-	181	11,918
Commercial and Industrial	63,782	1,730	2,124	-	67,636
Consumer	109,174	-	76	-	109,250
Other	6,203	-	-	-	6,203
Total Originated Loans	$475,132	$16,606	$6,889	$1,261	$499,888

Loans Acquired at Fair Value
Real Estate:
Residential	$93,123	$-	$2,630	$-	$95,753
Commercial	63,357	1,522	3,151	-	68,030
Construction	1,878	-	-	-	1,878
Commercial and Industrial	12,623	45	562	-	13,230
Consumer	196	-	-	-	196
Total Loans Acquired at Fair Value	$171,177	$1,567	$6,343	$-	$179,087

Total Loans
Real Estate:
Residential	$266,033	$452	$3,002	$-	$269,487
Commercial	175,382	15,247	7,468	1,080	199,177
Construction	12,916	699	-	181	13,796
Commercial and Industrial	76,405	1,775	2,686	-	80,866
Consumer	109,370	-	76	-	109,446
Other	6,203	-	-	-	6,203
Total Loans	$646,309	$18,173	$13,232	$1,261	$678,975

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$169,233	$249	$682	$5	$170,169
Commercial	113,087	6,870	6,565	1,092	127,614
Construction	16,384	729	-	230	17,343
Commercial and Industrial	57,586	2,145	756	-	60,487
Consumer	103,591	-	14	-	103,605
Other	4,592	-	-	-	4,592
Total Originated Loans	$464,473	$9,993	$8,017	$1,327	$483,810

Loans Acquired at Fair Value
Real Estate:
Residential	$100,633	$-	$2,425	$-	$103,058
Commercial	69,539	2,252	3,615	-	75,406
Construction	3,870	-	-	-	3,870
Commercial and Industrial	15,601	996	63	-	16,660
Consumer	550	-	-	-	550
Total Loans Acquired at Fair Value	$190,193	$3,248	$6,103	$-	$199,544

Total Loans
Real Estate:
Residential	$269,866	$249	$3,107	$5	$273,227
Commercial	182,626	9,122	10,180	1,092	203,020
Construction	20,254	729	-	230	21,213
Commercial and Industrial	73,187	3,141	819	-	77,147
Consumer	104,141	-	14	-	104,155
Other	4,592	-	-	-	4,592
Total Loans	$654,666	$13,241	$14,120	$1,327	$683,354

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands)
	June 30, 2016
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$173,215	$-	$144	$-	$144	$375	$173,734
Commercial	130,564	266	-	-	266	317	131,147
Construction	11,737	-	-	-	-	181	11,918
Commercial and Industrial	67,381	255	-	-	255	-	67,636
Consumer	108,288	813	73	-	886	76	109,250
Other	6,203	-	-	-	-	-	6,203
Total Originated Loans	$497,388	$1,334	$217	$-	$1,551	$949	$499,888

Loans Acquired at Fair Value
Real Estate:
Residential	$93,824	$82	$131	$-	$213	$1,716	$95,753
Commercial	67,021	-	652	-	652	357	68,030
Construction	1,878	-	-	-	-	-	1,878
Commercial and Industrial	13,085	-	145	-	145	-	13,230
Consumer	195	-	-	1	1	-	196
Total Loans Acquired at Fair Value	$176,003	$82	$928	$1	$1,011	$2,073	$179,087

Total Loans
Real Estate:
Residential	$267,039	$82	$275	$-	$357	$2,091	$269,487
Commercial	197,585	266	652	-	918	674	199,177
Construction	13,615	-	-	-	-	181	13,796
Commercial and Industrial	80,466	255	145	-	400	-	80,866
Consumer	108,483	813	73	1	887	76	109,446
Other	6,203	-	-	-	-	-	6,203
Total Loans	$673,391	$1,416	$1,145	$1	$2,562	$3,022	$678,975

	December 31, 2015
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$168,786	$563	$133	$-	$696	$687	$170,169
Commercial	124,037	114	-	-	114	3,463	127,614
Construction	17,113	-	-	-	-	230	17,343
Commercial and Industrial	60,442	45	-	-	45	-	60,487
Consumer	102,629	923	39	-	962	14	103,605
Other	4,592	-	-	-	-	-	4,592
Total Originated Loans	$477,599	$1,645	$172	$-	$1,817	$4,394	$483,810

Loans Acquired at Fair Value
Real Estate:
Residential	$99,794	$1,308	$263	$193	$1,764	$1,500	$103,058
Commercial	73,988	1,019	-	-	1,019	399	75,406
Construction	3,870	-	-	-	-	-	3,870
Commercial and Industrial	16,450	38	130	-	168	42	16,660
Consumer	542	8	-	-	8	-	550
Total Loans Acquired at Fair Value	$194,644	$2,373	$393	$193	$2,959	$1,941	$199,544

Total Loans
Real Estate:
Residential	$268,580	$1,871	$396	$193	$2,460	$2,187	$273,227
Commercial	198,025	1,133	-	-	1,133	3,862	203,020
Construction	20,983	-	-	-	-	230	21,213
Commercial and Industrial	76,892	83	130	-	213	42	77,147
Consumer	103,171	931	39	-	970	14	104,155
Other	4,592	-	-	-	-	-	4,592
Total Loans	$672,243	$4,018	$565	$193	$4,776	$6,335	$683,354

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

	(Dollars in Thousands)
	June 30, 2016	December 31, 2015
Nonaccrual Loans:
Real Estate:
Residential	$2,091	$2,187
Commercial	674	3,862
Construction	181	230
Commercial and Industrial	-	42
Consumer	76	14
Total Nonaccrual Loans	3,022	6,335

Accruing Loans Past Due 90 Days or More:
Real Estate:
Residential	-	193
Consumer	1	-
Total Accruing Loans 90 Days or More Past Due	1	193
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	3,023	6,528

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate - Commercial	1,352	1,375
Commercial and Industrial	7	7
Other	6	-
Total Originated Loans	1,365	1,382
Loans Acquired at Fair Value:
Real Estate - Residential	1,320	1,296
Real Estate - Commercial	698	1,488
Commercial and Industrial	518	-
Total Loans Acquired at Fair Value	2,536	2,784
Total Troubled Debt Restructurings, Accruing	3,901	4,166

Total Nonperforming Loans	6,924	10,694

Real Estate Owned:
Residential	78	138
Commercial	174	174
Total Real Estate Owned	252	312

Total Nonperforming Assets	$7,176	$11,006

Nonperforming Loans to Total Loans	1.02%	1.56%
Nonperforming Assets to Total Assets	0.87	1.32

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $1.8 million and $3.8 million at June 30, 2016 and December 31, 2015, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in our portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 15 loans totaling $3.9 million and 13 loans totaling $4.2 million at June 30, 2016 and December 31, 2015, respectively. Originated loans classified as TDRs consisted of 5 loans totaling $1.4 million and 4 loans totaling $1.4 million at June 30, 2016 and December 31, 2015, respectively. Loans acquired at fair value as TDRs consisted of 10 loans totaling $2.5 million and 9 loans totaling $2.8 million at June 30, 2016 and December 31, 2015, respectively.

During the three months ended June 30, 2015, one commercial loan previously identified as an originated TDR and two other commercial loans were consolidated into one loan in a new TDR transaction. During the six months ended June 30, 2016, one commercial loan previously identified as an acquired loan at fair value TDR paid off, an originated consumer loan modified terms in a new TDR transaction and one commercial and one residential real estate loan that were acquired at fair value modified terms into new TDR transactions. During the six months ended June 30, 2015, two commercial loans previously identified as originated TDRs were refinanced in new TDR transactions. During the three and six months ended June 30, 2015, one commercial loan TDR acquired at fair value paid off. No TDRs have subsequently defaulted during the three or six months ended June 30, 2016 and 2015, respectively.

The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated. No loans were modified in a TDR during the three months ended June 30, 2016.

	(Dollars in thousands)
	Three Months Ended June 30, 2015
	Pre- Modification Number of Contracts	Post- Modification Outstanding Recorded Investment	Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	1	$675	$705	$108
Total	1	$675	$705	$108

	Six Months Ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Other	1	$7	$7	$-
Total	1	$7	$7	$-

Loans Acquired at Fair Value
Real Estate
Residential	1	$37	$45	$-
Commercial	1	539	539	-
Total	2	$576	$584	$-

	Six Months Ended June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	2	$912	$1,135	$108
Total	2	$912	$1,135	$108

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	June 30, 2016
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$4,390	$-	$4,390	$4,479	$94
Construction	181	-	181	194	-
Commercial and Industrial	685	-	685	682	15
Other	6	-	6	6	-
Total With No Related Allowance Recorded	$5,262	$-	$5,262	$5,361	$109

Loans Acquired at Fair Value
Real Estate:
Residential	$1,276	$-	$1,276	$1,285	$33
Commercial	3,022	-	3,131	3,213	73
Commercial and Industrial	562	-	562	591	12
Total With No Related Allowance Recorded	$4,860	$-	$4,969	$5,089	$118

Total Loans
Real Estate:
Residential	$1,276	$-	$1,276	$1,285	$33
Commercial	7,412	-	7,521	7,692	167
Construction	181	-	181	194	-
Commercial and Industrial	1,247	-	1,247	1,273	27
Other	6	-	6	6	-
Total With No Related Allowance Recorded	$10,122	$-	$10,231	$10,450	$227

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,412	$392	$1,417	$1,423	$33
Commercial and Industrial	1,445	647	1,445	1,453	26
Total With A Related Allowance Recorded	$2,857	$1,039	$2,862	$2,876	$59

Loans Acquired at Fair Value
Real Estate:
Residential	$161	$81	$168	$226	$2
Commercial	652	133	652	657	-
Total With A Related Allowance Recorded	$813	$214	$820	$883	$2

Total Loans
Real Estate:
Residential	$161	$81	$168	$226	$2
Commercial	2,064	525	2,069	2,080	33
Construction	-	-	-	-	-
Commercial and Industrial	1,445	647	1,445	1,453	26
Other	-	-	-	-	-
Total With A Related Allowance Recorded	$3,670	$1,253	$3,682	$3,759	$61

	June 30, 2016 (cont.)
Total Impaired Loans:
Originated Loans
Real Estate:
Commercial	$5,802	$392	$5,807	$5,902	$127
Construction	181	-	181	194	-
Commercial and Industrial	2,130	647	2,130	2,135	41
Other	6	-	6	6	-
Total Impaired Loans	$8,119	$1,039	$8,124	$8,237	$168
Loans Acquired at Fair Value
Real Estate:
Residential	$1,437	$81	$1,444	$1,511	$35
Commercial	3,674	133	3,783	3,870	73
Construction	-	-	-	-	-
Commercial and Industrial	562	-	562	591	12
Other	-	-	-	-	-
Total Impaired Loans	$5,673	$214	$5,789	$5,972	$120
Total Loans
Real Estate:
Residential	$1,437	$81	$1,444	$1,511	$35
Commercial	9,476	525	9,590	9,772	200
Construction	181	-	181	194	-
Commercial and Industrial	2,692	647	2,692	2,726	53
Other	6	-	6	6	-
Total Impaired Loans	$13,792	$1,253	$13,913	$14,209	$288

	December 31, 2015
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$5	$-	$17	$6	$-
Commercial	6,636	-	6,636	7,095	232
Construction	229	-	230	292	-
Commercial and Industrial	627	-	627	756	35
Total With No Related Allowance Recorded	$7,497	$-	$7,510	$8,149	$267
Loans Acquired at Fair Value
Real Estate:
Residential	$1,296	$-	$1,296	$1,315	$67
Commercial	4,188	-	4,263	4,449	214
Commercial and Industrial	63	-	63	79	3
Total With No Related Allowance Recorded	$5,547	$-	$5,622	$5,843	$284
Total Loans
Real Estate:
Residential	$1,301	$-	$1,313	$1,321	$67
Commercial	10,824	-	10,899	11,544	446
Construction	229	-	230	292	-
Commercial and Industrial	690	-	690	835	38
Total With No Related Allowance Recorded	$13,044	$-	$13,132	$13,992	$551
With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,436	$408	$1,441	$1,457	$37
Commercial and Industrial	136	9	137	128	5
Total With A Related Allowance Recorded	$1,572	$417	$1,578	$1,585	$42
Total Impaired Loans
Originated Loans
Real Estate:
Residential	$5	$-	$17	$6	$-
Commercial	8,072	408	8,077	8,552	269
Construction	229	-	230	292	-
Commercial and Industrial	763	9	764	884	40
Total Impaired Loans	$9,069	$417	$9,088	$9,734	$309
Loans Acquired at Fair Value
Real Estate:
Residential	$1,296	$-	$1,296	$1,315	$67
Commercial	4,188	-	4,263	4,449	214
Commercial and Industrial	63	-	63	79	3
Total Impaired Loans	$5,547	$-	$5,622	$5,843	$284
Total Loans
Real Estate:
Residential	$1,301	$-	$1,313	$1,321	$67
Commercial	12,260	408	12,340	13,001	483
Construction	229	-	230	292	-
Commercial and Industrial	826	9	827	963	43
Total Impaired Loans	$14,616	$417	$14,710	$15,577	$593

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment for the periods indicated.

	(Dollars in thousands)
	June 30, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
March 31, 2016	$1,259	$2,036	$117	$1,103	$2,176	$2	$244	6,937
Charge-offs	-	-	-	-	(120)	(14)	-	(134)
Recoveries	3	-	-	-	53	5	-	61
Provision	(152)	(80)	(35)	365	34	8	51	191
June 30, 2016	$1,110	$1,956	$82	$1,468	$2,143	$1	$295	$7,055

Loans Acquired at Fair Value
March 31, 2016	$-	$-	$-	$-	$-	$-	$36	$36
Charge-offs	(14)	-	-	-	-	-	-	(14)
Recoveries	3	1	-	-	1	-	-	5
Provision	11	10	-	115	(1)	-	(26)	109
June 30, 2016	$-	$11	$-	$115	$-	$-	$10	$136

Total Allowance for Loan Losses
March 31, 2016	$1,259	$2,036	$117	$1,103	$2,176	$2	$280	$6,973
Charge-offs	(14)	-	-	-	(120)	(14)	-	(148)
Recoveries	6	1	-	-	54	5	-	66
Provision	(141)	(70)	(35)	480	33	8	25	300
June 30, 2016	$1,110	$1,967	$82	$1,583	$2,143	$1	$305	$7,191

Originated Loans
December 31, 2015	$1,623	$2,045	$137	$784	$1,887	$-	$14	6,490
Charge-offs	(20)	-	-	-	(310)	(26)	-	(356)
Recoveries	4	-	-	-	80	11	-	95
Provision	(497)	(89)	(55)	684	486	16	281	826
June 30, 2016	$1,110	$1,956	$82	$1,468	$2,143	$1	$295	$7,055

Loans Acquired at Fair Value
December 31, 2015	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	(16)	(180)	-	-	(4)	-	-	(200)
Recoveries	5	2	-	-	5	-	-	12
Provision	11	189	-	115	(1)	-	10	324
June 30, 2016	$-	$11	$-	$115	$-	$-	$10	$136

Total Allowance for Loan Losses
December 31, 2015	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(36)	(180)	-	-	(314)	(26)	-	(556)
Recoveries	9	2	-	-	85	11	-	107
Provision	(486)	100	(55)	799	485	16	291	1,150
June 30, 2016	$1,110	$1,967	$82	$1,583	$2,143	$1	$305	$7,191

	June 30, 2016 (cont.)
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$392	$-	$647	$-	$-	$-	$1,039
Collectively Evaluated for Potential Impairment	$1,110	$1,564	$82	$821	$2,143	$1	$295	$6,016

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$81	$133	$-	$-	$-	$-	$-	$214
Collectively Evaluated for Potential Impairment	$(81)	$(122)	$-	$115	$-	$-	$10	$(78)

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$81	$525	$-	$647	$-	$-	$-	$1,253
Collectively Evaluated for Potential Impairment	$1,029	$1,442	$82	$936	$2,143	$1	$305	$5,938

	June 30, 2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
March 31, 2015	$2,513	$608	$145	$913	$1,011	$-	$288	$5,478
Charge-offs	(111)	(12)	-	-	(69)	-	-	(192)
Recoveries	2	1	-	10	12	-	-	25
Provision	(737)	1,149	(58)	(6)	384	-	(357)	375
June 30, 2015	$1,667	$1,746	$87	$917	$1,338	$-	$(69)	$5,686

December 31, 2014	$2,690	$582	$122	$684	$1,015	$-	$102	$5,195
Charge-offs	(111)	(18)	-	-	(116)	-	-	(245)
Recoveries	5	3	-	10	43	-	-	61
Provision	(917)	1,179	(35)	223	396	-	(171)	675
June 30, 2015	$1,667	$1,746	$87	$917	$1,338	$-	$(69)	$5,686

Originated Loans
Individually Evaluated for Impairment	$-	$370	$5	$159	$-	$-	$-	$534
Collectively Evaluated for Potential Impairment	$1,667	$1,376	$82	$758	$1,338	$-	$(69)	$5,152

	December 31, 2015
Originated Loans	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Individually Evaluated for Impairment	$-	$408	$-	$9	$-	$-	$-	$417
Collectively Evaluated for Potential Impairment	$1,623	$1,637	$137	$775	$1,887	$-	$14	$6,073

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2015	$3,302
Accretable yield	(1,223)
Nonaccretable premium	225
Balance at June 30, 2016	$2,304

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	June 30, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$-	$5,802	$181	$2,130	$-	$6	$8,119
Collectively Evaluated for Potential Impairment	173,734	125,345	11,737	65,506	109,250	6,197	491,769
	$173,734	$131,147	$11,918	$67,636	$109,250	$6,203	$499,888

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,437	$3,674	$-	$562	$-	$-	$5,673
Collectively Evaluated for Potential Impairment	94,316	64,356	1,878	12,668	196	-	173,414
	$95,753	$68,030	$1,878	$13,230	$196	$-	$179,087

Total Loans
Individually Evaluated for Impairment	$1,437	$9,476	$181	$2,692	$-	$6	$13,792
Collectively Evaluated for Potential Impairment	268,050	189,701	13,615	78,174	109,446	6,197	665,183
	$269,487	$199,177	$13,796	$80,866	$109,446	$6,203	$678,975

	December 31, 2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$5	$8,072	$229	$763	$-	$-	$9,069
Collectively Evaluated for Potential Impairment	170,164	119,542	17,114	59,724	103,605	4,592	474,741
	$170,169	$127,614	$17,343	$60,487	$103,605	$4,592	$483,810

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,296	$4,188	$-	$63	$-	$-	$5,547
Collectively Evaluated for Potential Impairment	101,762	71,218	3,870	16,597	550	-	193,997
	$103,058	$75,406	$3,870	$16,660	$550	$-	$199,544

Total Loans
Individually Evaluated for Impairment	$1,301	$12,260	$229	$826	$-	$-	$14,616
Collectively Evaluated for Potential Impairment	271,926	190,760	20,984	76,321	104,155	4,592	668,738
	$273,227	$203,020	$21,213	$77,147	$104,155	$4,592	$683,354

Note 5. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

Maturity Period:	June 30, 2016
One Year or Less	$55,698
Over One Through Two Years	25,293
Over Two Through Three Years	14,136
Over Three Through Four Years	17,580
Over Four Through Five Years	12,920
Over Five Years	8,659
Total	$134,286

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $27.6 million and $33.1 million as of June 30, 2016 and December 31, 2015, respectively.

Note 6. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	June 30, 2016		December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Balance at Period End	$6,000	0.70%	$-	-%
Average Balance Outstanding During the Period	259	0.78	485	0.41
Maximum Amount Outstanding at any Month End	6,000		5,900

FHLB Borrowings:
Balance at Period End	-	-	9,360	0.51
Average Balance Outstanding During the Period	291	0.69	7,347	0.37
Maximum Amount Outstanding at any Month End	-		30,950

Securities Sold Under Agreements to Repurchase:
Balance at Period End	25,530	0.19	23,088	0.18
Average Balance Outstanding During the Period	24,336	0.23	23,303	0.24
Maximum Amount Outstanding at any Month End	26,373		27,908

Securities Collaterizing the Agreements at Period-End:
Carrying Value	28,765		26,033
Market Value	28,913		26,063

Note 7. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	June 30, 2016		December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$3,500	0.94%	$-	-%
Due After One Year to Two Years	3,500	1.35	3,500	0.94
Due After Two Years to Three Years	4,000	1.67	4,500	1.41
Due After Three Years to Four Years	6,000	1.88	6,000	1.78
Due After Four Years to Five Years	5,000	2.09	6,000	1.97
Due After Five Years	6,000	2.32	8,000	2.27
Total	$28,000	1.80	$28,000	1.80

As of June 30, 2016, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $293.0 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $20.0 million as of June 30, 2016 and December 31, 2015.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank for $84.1 million that requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various banks totaling $40.0 million. As of June 30, 2016 and December 31, 2015, no draws had been taken on these facilities.

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

	(Dollars in thousands)
	June 30, 2016	December 31, 2015
Standby Letters of Credit	$10,844	$18,316
Performance Letters of Credit	2,359	1,358
Construction Mortgages	22,580	21,144
Personal Lines of Credit	5,990	5,810
Overdraft Protection Lines	5,839	6,051
Home Equity Lines of Credit	14,449	14,491
Commercial Lines of Credit	46,663	45,584
	$108,724	$112,754

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

		(Dollars in thousands)
	Fair Value Heirarchy	June 30, 2016	December 31, 2015
Available for Sales Securities:
U.S. Government Agencies	Level II	$49,612	$51,188
Obligations of States and Political Subdivisions	Level II	40,518	40,074
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	3,062	3,403
Equity Securities - Mutual Funds	Level I	517	513
Equity Securities - Other	Level I	710	685
Total Available for Sale Securities		$94,419	$95,863

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

		(Dollars in thousands)
		Fair Value at				Significant
Financial Asset	Fair Value Heirarchy	June 30, 2016	December 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Unobservable Input Value
Impaired Loans	Level III	$2,417	$1,155	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	-	111	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

  (1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when the loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At June 30, 2016 and December 31, 2015, the fair value of impaired loans consists of the loan balances of $3.7 million and $1.6 million, respectively, less their specific valuation allowances of $1.3 million and $417,000, respectively.

Other real estate owned (OREO), properties are evaluated at the time of acquisition and recorded at fair value less estimated selling costs. After acquisition, other real estate owned is recorded at the lower of cost or fair value less estimated selling costs. The fair value of an other real estate owned property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy. In the six months ended June 30, 2016, two commercial real estate properties for $3.2 million were foreclosed on, moved into OREO, evaluated for fair value and recorded a prior quarter gain on the valuation adjustment on foreclosed real estate for approximately $566,000. This recognized gain on the valuation adjustment was supported by independent appraisals of the two properties. One property was entered into a tentative sales agreement with a current customer which closed in the current period The other property was transferred into premise and equipment of the Company due to the location and the Company’s need of a new location for company headquarters. At December 31, 2015, two residential real estate loans for $111,000 were moved into OREO and at June 30, 2016, one has since been sold at a loss of approximately $5,000.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		June 30, 2016		December 31, 2015
	Fair Value Heirarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$6,935	$6,935	$2,316	$2,316
Non-Interest Bearing	Level I	6,278	6,278	9,024	9,024
Investment Securities:
Available for Sale	See Above	94,419	94,419	95,863	95,863
Loans, Net	Level III	671,784	690,824	676,864	692,373
Restricted Stock	Level II	3,253	3,253	3,824	3,824
Bank-Owned Life Insurance	Level II	18,448	18,448	18,209	18,209
Accrued Interest Receivable	Level II	2,387	2,387	2,419	2,419

Financial Liabilities:
Deposits	Level II	675,266	672,356	679,299	678,921
Short-term Borrowings	Level II	31,530	31,530	32,448	32,448
Other Borrowed Funds	Level II	28,000	28,648	28,000	27,830
Accrued Interest Payable	Level II	287	287	305	305

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

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the Company’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following:

•	General and local economic conditions;
•	Changes in interest rates, deposit flows, demand for loans, real estate values and competition;
•	Competitive products and pricing;
•	The ability of our customers to make scheduled loan payments;
•	Loan delinquency rates;
•	Our ability to manage the risks involved in our business;
•	Our ability to integrate the operations of businesses we acquire;
•	Inflation, market and monetary fluctuations;
•	Our ability to control costs and expenses;
•	Changes in federal and state legislation and regulation (i.e. the effect of new capital standards imposed by banking regulators and the implementation of the Dodd-Frank Act).

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2016 compared to the financial condition as of December 31, 2015 and the consolidated results of operations for the three and six months ended June 30, 2016 and 2015.

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

Statement of Financial Condition Analysis

Assets. Total assets decreased $2.7 million, or 0.3%, to $828.0 million at June 30, 2016 compared to $830.7 million at December 31, 2015.

Investment securities classified as available-for-sale decreased $1.4 million, or 1.5%, to $94.4 million at June 30, 2016 compared to $95.9 million at December 31, 2015. This decrease was primarily the result of calls and maturities of U.S. government agencies and obligations of states and political subdivisions that were utilized to pay down short-term borrowings and were partially reinvested in U.S. government agencies and obligations of states and political subdivisions.

Loans, net, decreased $5.1 million, or 0.8%, to $671.8 million at June 30, 2016 compared to $676.9 million at December 31, 2015. This was due to $7.4 million of net paydowns on construction loans, $3.8 million on commercial real estate loans and $3.7 million on residential mortgage loans, partially offset by increases of $5.3 million in consumer loans (mainly indirect auto loans), $3.7 million in commercial and industrial loans and $1.6 million in other loans. The net loan payoffs were utilized to fund loan originations and deposit runoff during the current period.

Premises and equipment, net, increased $2.2 million, or 21.2%, to $12.5 million at June 30, 2016 compared to $10.3 million at December 31, 2015. This was mainly due to the prior quarter other real estate owned property being reclassified into fixed assets in process. This property will undergo an extensive renovation and will be placed into Bank operations.

Liabilities. Total liabilities decreased $5.3 million, or 0.7%, to $738.5 million at June 30, 2016 compared to $743.8 million at December 31, 2015.

Total deposits decreased $4.0 million, or 0.6%, to $675.3 million at June 30, 2016 compared to $679.3 million at December 31, 2015. There were decreases of $11.4 million in time deposits, $959,000 in NOW accounts and $832,000 in brokered deposits, partially offset by increases of $5.5 million in money market accounts, $2.5 million in demand deposits and $1.1 million in savings accounts. The decrease in deposit balances is partly attributable to maturing time deposits seeking a higher renewal rate outside of the Bank in an ever low competitive interest rate environment and a decline in oil and gas industry-related deposits. In addition, school district and municipal deposits decreased due to utilization of funds as a result of the prior year impact of the State of Pennsylvania budget impasse. Due to the low interest rate environment, the Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships.

Short-term borrowings decreased $918,000, or 2.8%, to $31.5 million at June 30, 2016 compared to $32.4 million at December 31, 2015. Other borrowed funds remained constant at $28.0 million at June 30, 2016 and December 31, 2015. At June 30, 2016, short-term borrowings were comprised of $25.5 million of securities sold under agreements to repurchase, compared to $23.1 million at December 31, 2015. The increase is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Short-term borrowings decreased by $3.4 million, to $6.0 million at June 30, 2016 compared to $9.4 million at December 31, 2015. In the prior year, a portion of FHLB short-term borrowings were replaced with $28.0 million in long-term borrowings with laddered maturities designed to mitigate the Company’s interest rate risk in the event of rising interest rates. Funds generated from security maturities and calls and loans sales in the current period were utilized for loan funding and liquidity needs. As a result of prior year activity, the weighted average interest rate on long-term borrowings remained constant at 1.80%.

Stockholders’ Equity. Stockholders’ equity increased $2.6 million, or 3.0%, to $89.5 million at June 30, 2016 compared to $86.9 million at December 31, 2015. During the period, net income was $4.0 million and the Company paid $1.8 million in dividends to stockholders.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Overview. Net income decreased $302,000, to $1.9 million, for the three months ended June 30, 2016 compared to $2.2 million for the three months ended June 30, 2015. The quarterly results were largely impacted by a decrease of $436,000 in pre-tax income, primarily related to increases in non-interest expense.

Net Interest Income. Net interest income decreased $20,000, or 0.3%, to $7.2 million for the three months ended June 30, 2016 compared to $7.3 million for the three months ended June 30, 2015.

Interest and dividend income increased $11,000, or 0.1%, to $8.0 million for the three months ended June 30, 2016 compared to $7.9 million for the three months ended June 30, 2015. Despite a decrease of $989,000 in the average balance, interest income on taxable securities increased $82,000 due to an increase of 64 basis points in yield from new purchases and from higher yields on the remaining securities in the portfolio. Interest income on loans decreased $62,000 due to a decrease in average loans outstanding of $4.4 million primarily due to mortgage and installment loan payoffs. In addition, $38.2 million of residential loans were sold in the second quarter of the prior year. The loan sales were primarily comprised of 30-year fixed rate mortgage loans that were acquired in the merger and were secured by properties located outside the Bank’s traditional lending area within the five counties it conducts business. Interest income on securities exempt from federal tax decreased $8,000 due to deploying proceeds from security calls and maturities into loan funding and liquidity needs. There was a decrease of $2.8 million in the average balance on securities exempt from federal tax and an increase of 15 basis points in yield as a result of purchasing securities with higher earning yields.

Interest expense increased $31,000, or 4.6%, to $702,000 for the three months ended June 30, 2016 compared to $671,000 for the three months ended June 30, 2015. Interest expense on other borrowed funds increased $65,000 primarily due to an increase in long-term borrowings resulting from the Bank laddering $13.0 million of FHLB borrowings in late 2015 to mitigate the Company’s interest rate risk in the event of rising interest rates. Interest expense on deposits decreased $34,000 due to a decrease in average interest-bearing deposits of $15.1 million, primarily due to deposit runoff from municipalities and school districts utilizing funds recently released from the State of Pennsylvania budget impasse. Decreases in average deposit balances and the Bank holding rates constant throughout 2016 resulted in the average cost of interest-bearing deposits decreasing 1 basis point, primarily related to the repricing of maturing certificates of deposit to lower rates.

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

	(Dollars in thousands)
	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$669,534	$7,352	4.42%	$673,922	$7,413	4.41%
Investment Securities
Taxable	53,716	307	2.29	54,705	225	1.65
Exempt From Federal Tax	39,016	396	4.06	41,776	408	3.91
Other Interest-Earning Assets	16,579	54	1.31	18,912	55	1.17
Total Interest-Earning Assets	778,845	8,109	4.19	789,315	8,101	4.12
Noninterest-Earning Assets	52,616			55,577
Total Assets	$831,461			$844,892

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$114,549	49	0.17%	$101,105	40	0.16%
Savings	124,473	57	0.18	124,267	56	0.18
Money Market	144,195	91	0.25	157,657	91	0.23
Time Deposits	137,174	363	1.06	152,430	407	1.07
Total Interest-Bearing Deposits	520,391	560	0.43	535,459	594	0.44

Borrowings	53,443	142	1.07	54,212	77	0.57
Total Interest-Bearing Liabilities	573,834	702	0.49	589,671	671	0.46

Noninterest-Bearing Demand Deposits	164,750			164,967
Other Liabilities	3,765			5,701
Total Liabilities	742,349			760,339

Stockholders' Equity	89,112			84,553
Total Liabilities and Stockholders' Equity	$831,461			$844,892

Net Interest Income		$7,407			$7,430

Net Interest Rate Spread (2)			3.70%			3.66%
Net Interest-Earning Assets (3)	$205,011			$199,644
Net Interest Margin (4)			3.82			3.78
Return on Average Assets			0.94			1.06
Return on Average Equity			8.75			10.63
Average Equity to Average Assets			10.72			10.01
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			135.73			133.86

 _________________

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	(Dollars in thousands)
	Three Months Ended June 30, 2016 Compared To Three Months Ended June 30, 2015
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$(78)	$17	$(61)
Investment Securities:
Taxable	(4)	86	82
Exempt From Federal Tax	(28)	16	(12)
Other Interest-Earning Assets	(8)	7	(1)
Total Interest-Earning Assets	(118)	126	8

Interest Expense:
Deposits	(21)	(13)	(34)
Borrowings	(1)	66	65
Total Interest-Bearing Liabilities	(22)	53	31
Change in Net Interest Income	$(96)	$73	$(23)

Provision for Loan Losses. The provision for loan losses was $300,000 for the three months ended June 30, 2016 compared to $375,000 for the three months ended June 30, 2015. The originated loan portfolio had $190,000 of provision applied and the acquired at fair value loan portfolio had $110,000 of provision applied for the three months ended June 30, 2016. This compared to the entire $375,000 provision for the three months ended June 30, 2015 being applied to the originated loan portfolio. Net charge-offs for the three months ended June 30, 2016 were $83,000 compared to net charge-offs of $167,000 for the three months ended June 30, 2015. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses and determined the current quarter provision was necessary due to an increase in special mention loans, quarterly charge-offs and commercial and indirect auto loan growth.

Noninterest Income. Noninterest income increased $62,000, or 3.4% to $1.9 million for the three months ended June 30, 2016 compared to $1.8 million for the three months ended June 30, 2015, primarily due to an increase in the net gains on the sales of residential mortgage loans of $213,000. The increase in gains was primarily due an increase in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. This was compared to the prior period net losses on the sales of loans of $28,000 that the Company incurred mainly due to approximately $38.2 million of residential loans that were acquired in the merger. In addition, net gains on the sales of investments increased $58,000 due to the sale of equity securities. These sales were transacted to recognize capital gains that will be offset by a capital loss carry forward deferred tax asset that was acquired in the merger. These increases were partially offset by a $194,000 decrease in insurance commission from Exchange Underwriters due to reduced contingency fees received in the current period, which are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. Service fees on deposit accounts decreased $19,000 primarily due to a first-year incentive for a check card brand change and an increase in check card fees from deposit accounts acquired in the merger recognized in the prior period.

Noninterest Expense. Noninterest expense increased $553,000, or 10.0%, to $6.1 million for the three months ended June 30, 2016 compared to $5.5 million for the three months ended June 30, 2015. Other real estate owned expense increased $272,000 primarily due to gains from the sales of other real estate owned properties in the prior period only. Other noninterest expense increased $114,000 primarily due to current period expenses related to non-employee stock options and restricted stock awards, and an increase in various miscellaneous expenses, such as supplies, charitable contributions and telephone expense. Salaries and employee benefits increased $98,000 primarily due to employee stock options and restricted stock awards expense as well as normal salary increases. Occupancy and equipment increased $11,000 and $33,000, respectively, primarily due to the opening of the Uniontown Business Center in the current period. PA shares tax, which is calculated based on the Bank’s stockholders’ equity, increased $38,000 due to an anticipated rate increase by the State of Pennsylvania. As of July 1, 2016, the PA Shares Tax rate of 0.95% has been ratified by the state legislature, becoming effective for tax years starting January 1, 2017. Advertising decreased $32,000 related to the termination of a cooperative marketing agreement at Exchange Underwriters.

Income Tax Expense. Income taxes decreased $134,000 to $790,000 for the three months ended June 30, 2016 compared to $924,000 for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 was 29.0% compared to 29.2% for the three months ended June 30, 2015. The decrease in income taxes was due to a decrease of $436,000 in net income before income tax expense. The decrease in the effective tax rate was related to an increase in tax-exempt yield in the current period.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Overview. Net income decreased $552,000, to $4.0 million, for the six months ended June 30, 2016 compared to $4.5 million for the six months ended June 30, 2015.

Net Interest Income. Net interest income decreased $56,000 , or 0.4%, to $14.7 million and remained constant for the six months ended June 30, 2016 and June 30, 2015.

Interest and dividend income decreased $41,000, or 0.3%, to $16.1 million and remained constant for the six months ended June 30, 2016 and June 30, 2015. Other interest and dividend income decreased $121,000 primarily due to a decrease in FHLB stock dividends which included the payment of a special dividend in the first quarter of 2015 of $56,000. As a result of receiving no special dividend in the current period and a decrease in short-term borrowings compared to the prior period, the Bank was required to hold less FHLB stock. Interest income on loans decreased $46,000 due to a decrease in average loans outstanding of $3.6 million primarily due to loan payoffs for mortgage and installment loans. Interest income on securities exempt from federal tax decreased $44,000 due to deploying proceeds from security calls and maturities into loan funding and liquidity needs in the current period. There was a decrease of $3.3 million in average balance on securities exempt from federal tax and an increase of 1 basis point in yield as a result of purchasing securities with higher earning yields. Despite a decrease of $3.3 million in average balance, interest income on taxable securities increased $164,000 due to an increase of 70 basis points in yield from new purchases and from higher yields on the remaining securities in the portfolio.

Interest expense increased $15,000, or 1.1%, to $1.4 million to remain constant for the six months ended June 30, 2016 and June 30, 2015. Non deposit interest expense on other borrowed funds increased $102,000, and average other borrowed funds increased $3.1 million. This was primarily due to the Bank laddering $15.0 million in short-term borrowings in the first quarter of 2015 and $13.0 million in short-term borrowings in late 2015 into a series of long-term FHLB borrowings to mitigate the Company’s interest rate risk in the event of rising interest rates. Interest expense on deposits decreased $71,000 due to a decrease in average interest-bearing deposits of $8.5 million primarily due to deposit runoff. The average cost of interest-bearing deposits decreased 2 basis points, primarily related to the repricing of maturing certificates of deposit to lower rates. In addition, short-term borrowings decreased $16,000 in the current period due to the laddering of FHLB long-term borrowings.

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

	(Dollars in thousands)
	Six Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$674,513	$14,878	4.44%	$678,084	$14,917	4.44%
Investment Securities
Taxable	54,651	631	2.31	57,985	467	1.61
Exempt From Federal Tax	38,636	784	4.06	41,924	850	4.05
Other Interest-Earning Assets	12,664	96	1.52	13,964	211	3.05
Total Interest-Earning Assets	780,464	16,389	4.22	791,957	16,445	4.19
Noninterest-Earning Assets	53,463			55,967
Total Assets	$833,927			$847,924

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$116,112	97	0.17%	$100,533	80	0.16%
Savings	123,908	113	0.18	122,623	110	0.18
Money Market	145,240	181	0.25	158,375	181	0.23
Time Deposits	140,260	730	1.05	152,443	821	1.09
Total Interest-Bearing Deposits	525,520	1,121	0.43	533,974	1,192	0.45

Borrowings	52,886	284	1.08	58,436	198	0.68
Total Interest-Bearing Liabilities	578,406	1,405	0.49	592,410	1,390	0.47

Noninterest-Bearing Demand Deposits	163,002			165,416
Other Liabilities	4,028			6,256
Total Liabilities	745,436			764,082

Stockholders' Equity	88,491			83,842
Total Liabilities and Stockholders' Equity	$833,927			$847,924

Net interest income		$14,984			$15,055

Net Interest Rate Spread (2)			3.73%			3.72%
Net Interest-Earning Assets (3)	$202,058			$199,547
Net Interest Margin (4)			3.86			3.83
Return on Average Assets			0.96			1.08
Return on Average Equity			9.05			10.91
Average Equity to Average Assets			10.61			9.89
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.93			133.68

______________

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

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

	(Dollars in thousands)
	Six Months Ended June 30, 2016 Compared To Six Months Ended June 30, 2015
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$(39)	$-	$(39)
Investment Securities:
Taxable	(28)	192	164
Exempt From Federal Tax	(68)	2	(66)
Other Interest-Earning Assets	(17)	(98)	(115)
Total Interest-Earning Assets	(152)	96	(56)

Interest Expense:
Deposits	(19)	(52)	(71)
Borrowings	(21)	107	86
Total Interest-Bearing Liabilities	(40)	55	15
Change in Net Interest Income	$(112)	$41	$(71)

Provision for Loan Losses. The provision for loan losses was $1.2 million for the six months ended June 30, 2016 compared to $675,000 in the six months ended June 30, 2015. Net charge-offs for the six months ended June 30, 2016 were $450,000 compared to net charge-offs of $184,000 for the six months ended June 30, 2015. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses and determined the current provision was necessary due to an increase in special mention loans, current period charge-offs and commercial and indirect auto loan growth.

Noninterest Income. Noninterest income increased $83,000, or 2.3% to $3.7 million for the six months ended June 30, 2016 compared to $3.6 million for the six months ended June 30, 2015 primarily due to an increase in the net gains on sale of residential mortgage loans of $266,000. The increase in gains was primarily due to an increase in the number of loans originated and subsequently sold to the FHLB as part of the MPF® programs. This offset prior period losses on the sales of $38.2 million of residential loans that were acquired in the merger. In addition, net gains on the sales of investments increased $58,000 due to the sale of equity securities. These sales were transacted to recognize capital gains that will be offset by a capital loss carry forward deferred tax asset that was acquired in the merger. Other miscellaneous income increased $26,000 primarily due to an increase in the servicing income received from mortgage loans sold to the FHLB as part of the MPF® program and a decline in amortization on mortgage servicing rights related to loans sold to the FHLB. These increases were partially offset by a $253,000 decrease in insurance commission from Exchange Underwriters due to reduced contingency fees received in the current period. Service fees on deposit accounts decreased $10,000 primarily due to check card fees from deposit accounts acquired in the merger and a first-year incentive for a check card brand change recognized in the prior period.

Noninterest Expense. Noninterest expense increased $320,000, or 2.8%, to $11.6 million for the six months ended June 30, 2016 compared to $11.3 million for the six months ended June 30, 2015. Salaries and employee benefits increased $319,000, primarily due to additional employees as well as normal salary increases and employee stock options and restricted stock awards expense. Other noninterest expense increased $251,000 primarily due to an increase in various miscellaneous expenses, such as non-employee stock options and restricted stock awards, supplies, telephone, other losses attributable to debit card fraud losses and charitable contributions. Occupancy and equipment increased $14,000 and $50,000, respectively, primarily due to the opening of the Uniontown Business Center in the current period. PA shares tax, which is calculated based on the Bank’s stockholders’ equity, increased $57,000 due to the above mentioned rate increase by the State of Pennsylvania. Other real estate owned income was $535,000 in the current period compared to $242,000 in the prior period resulting in a decrease of $293,000 in expense. This change is primarily due to the $566,000 pre-tax gain recognized due to the foreclosure procedures on two commercial real estate loans that moved into other real estate owned properties in the first quarter of 2016. Advertising decreased $92,000 related to the termination of a cooperative marketing agreement at Exchange Underwriters, partially offset by advertising initiatives to promote the Bank.

Income Tax Expense. Income taxes decreased $216,000 to $1.6 million for the six months ended June 30, 2016 compared to $1.9 million for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was 29.3% compared to 29.1% for the six months ended June 30, 2015. The decrease in income taxes was due to a decrease of $768,000 in net income before income tax expense. The increase in the effective tax rate was due to a decrease in tax-exempt income.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 8 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of June 30, 2016.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at June 30, 2016 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $13.2 million at June 30, 2016. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $19.6 million at June 30, 2016. In addition, at June 30, 2016, the Company had the ability to borrow up to $293.0 million from the FHLB of Pittsburgh, of which $28.0 million was outstanding and $9.8 million was utilized toward a standby letter of credit. The Company also has the ability to borrow up to $84.1 million from the Federal Reserve Bank through its Borrower-In-Custody line of credit agreement and $40.0 million from multiple line of credit arrangements with various banks, none of which were outstanding.

At June 30, 2016, time deposits due within one year of that date totaled $55.7 million, or 41.5% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At June 30, 2016, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $1.1 million.

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

Under the Regulatory Capital Rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier I capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer, which is composed of common equity Tier I capital, began on January 1, 2016 at the 0.625% level and will be phased in over a three year period (increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019).

At June 30, 2016 and December 31, 2015, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	June 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$79,953	13.09%	$78,702	12.83%
For Capital Adequacy Purposes	27,486	4.50	27,597	4.50
To Be Well Capitalized	39,702	6.50	39,862	6.50

Tier 1 Capital (to risk weighted assets)
Actual	79,953	13.09	78,702	12.83
For Capital Adequacy Purposes	36,648	6.00	36,795	6.00
To Be Well Capitalized	48,864	8.00	49,060	8.00

Total Capital (to risk weighted assets)
Actual	87,151	14.27	85,192	13.89
For Capital Adequacy Purposes	48,864	8.00	49,060	8.00
To Be Well Capitalized	61,080	10.00	61,326	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	79,953	9.70	78,702	9.60
For Capital Adequacy Purposes	32,959	4.00	32,777	4.00
To Be Well Capitalized	41,199	5.00	40,972	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of June 30, 2016, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2015, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

CB Financial’s management, including CB Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of CB Financial’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, CB Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that CB Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to CB Financial’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification (President and Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date: August 9, 2016	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Date: August 9, 2016	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

