Form 10-Q
period 2016-09-30
CB Financial Services, Inc.
filed 2016-11-07
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, the number of shares outstanding of the Registrant’s Common Stock was 4,081,017.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
(Dollars in thousands, except share data)	September 30, 2016	December 31, 2015
ASSETS
Cash and Due From Banks:
Interest Bearing	$2,420	$2,316
Non-Interest Bearing	12,524	9,024
Total Cash and Due From Banks	14,944	11,340
Investment Securities:
Available-for-Sale	96,473	95,863
Loans, Net	671,928	676,864
Premises and Equipment, Net	13,109	10,277
Bank-Owned Life Insurance	18,571	18,209
Goodwill	4,953	4,953
Core Deposit Intangible, Net	3,952	4,353
Accrued Interest and Other Assets	9,623	8,818
TOTAL ASSETS	$833,553	$830,677
LIABILITIES
Deposits:
Demand Deposits	$162,810	$161,053
NOW Accounts	99,362	99,514
Money Market Accounts	140,435	134,294
Savings Accounts	121,837	121,415
Time Deposits	138,197	145,651
Brokered Deposits	15,707	17,372
Total Deposits	678,348	679,299
Short-Term Borrowings	33,615	32,448
Other Borrowed Funds	28,000	28,000
Accrued Interest and Other Liabilities	3,510	4,034
TOTAL LIABILITIES	743,473	743,781
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,081,017 Shares Outstanding at September 30, 2016 and December 31, 2015, Respectively	1,818	1,818
Capital Surplus	41,876	41,614
Retained Earnings	50,589	47,725
Treasury Stock, at Cost (282,329 Shares at September 30, 2016 and December 31, 2015, Respectively)	(4,836)	(4,836)
Accumulated Other Comprehensive Income	633	575
TOTAL STOCKHOLDERS' EQUITY	90,080	86,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$833,553	$830,677

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$7,093	$7,390	$21,913	$22,256
Federal Funds Sold	3	4	15	11
Investment Securities:
Taxable	287	237	918	704
Exempt From Federal Income Tax	261	278	787	848
Other Interest and Dividend Income	40	37	123	241
TOTAL INTEREST AND DIVIDEND INCOME	7,684	7,946	23,756	24,060
INTEREST EXPENSE
Deposits	557	577	1,678	1,769
Federal Funds Purchased	1	-	2	1
Short-Term Borrowings	21	16	50	61
Other Borrowed Funds	129	66	383	218
TOTAL INTEREST EXPENSE	708	659	2,113	2,049
NET INTEREST INCOME	6,976	7,287	21,643	22,011
Provision For Loan Losses	450	300	1,600	975
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,526	6,987	20,043	21,036
NONINTEREST INCOME
Service Fees on Deposit Accounts	619	632	1,811	1,834
Insurance Commissions	676	772	2,291	2,640
Other Commissions	112	142	341	379
Net Gains on Sales of Loans	249	205	559	248
Net Gains on Sales of Investments	22	-	80	-
Income from Bank-Owned Life Insurance	123	119	362	354
Other	20	35	93	82
TOTAL NONINTEREST INCOME	1,821	1,905	5,537	5,537
NONINTEREST EXPENSE
Salaries and Employee Benefits	3,291	3,131	9,945	9,466
Occupancy	544	428	1,456	1,326
Equipment	463	411	1,317	1,215
FDIC Assessment	112	120	353	373
PA Shares Tax	138	165	543	513
Contracted Services	155	156	444	440
Legal and Professional Fees	140	118	395	359
Advertising	189	233	543	679
Bankcard Processing Expense	125	116	359	343
Other Real Estate Owned Expense (Income)	4	32	(531)	(210)
Amortization of Core Deposit Intangible	134	134	401	401
Other	870	816	2,542	2,237
TOTAL NONINTEREST EXPENSE	6,165	5,860	17,767	17,142
Income Before Income Taxes	2,182	3,032	7,813	9,431
Income Taxes	607	904	2,255	2,768
NET INCOME	$1,575	$2,128	$5,558	$6,663
EARNINGS PER SHARE
Basic	$0.38	$0.52	$1.36	$1.64
Diluted	0.38	0.52	1.36	1.64
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,081,017	4,071,462	4,081,017	4,071,462
Diluted	4,087,337	4,071,462	4,084,730	4,071,462

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Net Income	$1,575	$2,128	$5,558	$6,663

Other Comprehensive (Loss) Income:
Unrealized (Losses) Gains on Available-for-Sale Securities Net of Income (Benefit) Tax of $(106) and $151 for the Three Months Ended September 30, 2016 and 2015, Respectively, and $57 and $128 for the Nine Months Ended September 30, 2016 and 2015, Respectively	(205)	294	111	249

Reclassification Adjustment for Gains on Securities: Included in Net Income, Net of Income Tax of $7 for the Three Months Ended September 30, 2016, and $27 for the Nine Months Ended September 30, 2016 (1)	(15)	-	(53)	-
Other Comprehensive (Loss) Income, Net of Income Tax	(220)	294	58	249
Total Comprehensive Income	$1,355	$2,422	$5,616	$6,912

(1)	The gross amount of gains on securities of $22 for the Three Months Ended September 30, 2016 and $80 for the Nine Months Ended September 30, 2016, are reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect is included in Income Taxes on the Consolidated Statement of Income.

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders Equity

December 31, 2014	4,363,346	$1,818	$41,762	$42,766	$(4,999)	$565	$81,912
Comprehensive Income:
Net Income	-	-	-	6,663	-	-	6,663
Other Comprehensive Income	-	-	-	-	-	249	249
Dividends Paid ($0.63 Per Share)	-	-	-	(2,565)	-	-	(2,565)
September 30, 2015	4,363,346	$1,818	$41,762	$46,864	$(4,999)	$814	$86,259

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders Equity

December 31, 2015	4,363,346	$1,818	$41,614	$47,725	$(4,836)	$575	$86,896
Comprehensive Income:
Net Income	-	-	-	5,558	-	-	5,558
Other Comprehensive Income	-	-	-	-	-	58	58
Stock-Based Compensation Expense	-	-	262	-	-	-	262
Dividends Paid ($0.66 Per Share)	-	-	-	(2,694)	-	-	(2,694)
September 30, 2016	4,363,346	$1,818	$41,876	$50,589	$(4,836)	$633	$90,080

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
OPERATING ACTIVITIES
Net Income	$5,558	$6,663
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	154	523
Depreciation and Amortization	2,051	1,944
Provision for Loan Losses	1,600	975
Income from Bank-Owned Life Insurance	(362)	(354)
Proceeds From Mortgage Loans Sold	18,757	53,476
Originations of Mortgage Loans for Sale	(18,386)	(15,053)
Gains on Sales of Loans	(559)	(248)
Gains on Sales of Investment Securities	(80)	-
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(49)	(284)
Noncash Expense for Stock-Based Compensation	262	-
Decrease in Accrued Interest Receivable	197	268
Valuation Adjustment on Foreclosed Real Estate	(566)	-
Deferred Income Tax	(94)	-
Increase in Taxes Payable	1,123	111
Decrease in Accrued Interest Payable	(10)	(36)
Net (Payment) Refund of Federal/State Income Taxes	(2,115)	1,218
Other, Net	701	49
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,182	49,252
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	59,023	32,068
Purchases of Securities	(60,035)	(28,276)
Proceeds from Sales of Securities	416	-
Investment Securities Held-to-Maturity:
Proceeds From Principal Repayments and Maturities	-	500
Net Increase in Loans	(572)	(21,194)
Purchase of Premises and Equipment	(1,229)	(365)
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	175	15
Decrease in Restricted Equity Securities	122	738
NET CASH USED IN INVESTING ACTIVITIES	(2,100)	(16,514)
FINANCING ACTIVITIES
Net Decrease in Deposits	(951)	(7,548)
Net Increase (Decrease) in Short-Term Borrowings	1,167	(18,776)
Principal Payments on Other Borrowed Funds	-	(15,136)
Proceeds from Other Borrowed Funds	-	15,000
Cash Dividends Paid	(2,694)	(2,565)
NET CASH USED IN FINANCING ACTIVITIES	(2,478)	(29,025)
INCREASE IN CASH AND CASH EQUIVALENTS	3,604	3,713
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	11,340	11,751
CASH AND DUE FROM BANKS AT END OF PERIOD	$14,944	$15,464
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $1,686 and $1,765 respectively)	$2,123	$2,086
Income taxes	2,115	1,433
Real estate acquired in settlement of loans	3,236	431
Transfer of real estate acquired in settlement of loans to premise and equipment	2,350	-

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc. (“CB Financial”) and its wholly owned subsidiary, Community Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Exchange Underwriters, Inc. (“Exchange Underwriters”). CB Financial and the Bank are collectively referred to as the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading in any material respect. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, evaluation of securities for other-than-temporary impairment including related cash flow projections, goodwill impairment, and the valuation of deferred tax assets.

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

For performing loans acquired in the merger, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. For purchased credit impaired (“PCI”) loans acquired in the merger, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Reclassifications

Certain comparative amounts for the prior year have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income or stockholders’ equity.

Recent Accounting Standards

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and the amendments should be applied using a retrospective transition method to each period presented.  The Company is currently evaluating the impact that the amendments of ASU 2016-15, will have on the Company’s consolidated financial condition and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact that the amendments of ASU 2016-13, will have on the Company’s consolidated financial condition and results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 introduces amendments intended to simplify the accounting for stock compensation.  ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period.  The ASU also requires excess tax benefits be classified along with other income tax cash flows as an operating activity in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  The Company is evaluating the provisions of ASU 2016-09, but, believes that its adoption will not have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the provisions of ASU 2016-02, will have on the Company’s consolidated financial condition and results of operations.

Recent Accounting Standards (continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is evaluating the provisions of ASU 2016-01, but does not believe that its adoption will have a material impact on the Company’s consolidated financial condition and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company may elect, to early adopt the standard, but not before fiscal years beginning after December 15, 2016. The amendments may be applied retrospectively to each period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is evaluating the provisions of ASUs 2014-09 and 2015-14, but does not believe that their adoption will have a material impact on the Company’s consolidated financial condition and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-Average Common Shares Outstanding	4,363,346	4,363,346	4,363,346	4,363,346
Average Treasury Stock Shares	(282,329)	(291,884)	(282,329)	(291,884)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,081,017	4,071,462	4,081,017	4,071,462
Additional Common Stock Equivalents (Restricted Stock) Used to Calculate Diluted Earnings Per Share	6,320	-	3,713	-
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,087,337	4,071,462	4,084,730	4,071,462
Earnings per share:
Basic	$0.38	$0.52	$1.36	$1.64
Diluted	$0.38	$0.52	$1.36	$1.64

Note 3. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$53,745	$187	$(55)	$53,877
Obligations of States and Political Subdivisions	37,527	700	(24)	38,203
Mortgage-Backed Securities - Government-Sponsored Enterprises	2,783	71	-	2,854
Equity Securities - Mutual Funds	500	21	-	521
Equity Securities - Other	959	62	(3)	1,018
Total	$95,514	$1,041	$(82)	$96,473

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$51,151	$147	$(110)	$51,188
Obligations of States and Political Subdivisions	39,351	760	(37)	40,074
Mortgage-Backed Securities - Government-Sponsored Enterprises	3,390	13	-	3,403
Equity Securities - Mutual Funds	500	13	-	513
Equity Securities - Other	600	85	-	685
Total	$94,992	$1,018	$(147)	$95,863

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	September 30, 2016
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	9	$25,367	$(55)	-	$-	$-	9	$25,367	$(55)
Obligations of States and Political Subdivisions	9	4,160	(23)	1	262	(1)	10	4,422	(24)
Equity Securities - Other	3	249	(3)	-	-	-	3	249	(3)
Total	21	$29,776	$(81)	1	$262	$(1)	22	$30,038	$(82)

	December 31, 2015
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	6	$14,928	$(110)	-	$-	$-	6	$14,928	$(110)
Obligations of States and Political Subdivisions	11	5,333	(25)	8	4,549	(12)	19	9,882	(37)
Total	17	$20,261	$(135)	8	$4,549	$(12)	25	$24,810	$(147)

For debt securities, the Company does not believe any individual unrealized loss as of September 30, 2016 and December 31, 2015 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at September 30, 2016 and December 31, 2015 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	September 30, 2016
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$4,294	$4,331
Due after One Year through Five Years	14,721	14,957
Due after Five Years through Ten Years	71,951	72,491
Due after Ten Years	4,548	4,694
Total	$95,514	$96,473

Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date, but have been included in the Due After Ten Years category.

Note 4. Loans and Related Allowance for Loan Loss

The Company’s loan portfolio is made up of four classifications: real estate loans, commercial and industrial loans, consumer loans and other loans. These segments are further segregated between loans accounted for under the amortized cost method (“Originated Loans”) and acquired loans that were originally recorded at fair value with no carryover of the related pre-merger allowance for loan losses (“Loans Acquired at Fair Value”). The following table presents the major classifications of loans as of the dates indicated.

	(Dollars in thousands)
	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$179,415	35.1%	$170,169	35.2%
Commercial	137,048	26.9	127,614	26.4
Construction	9,685	1.9	17,343	3.6
Commercial and Industrial	66,039	12.9	60,487	12.5
Consumer	112,810	22.1	103,605	21.4
Other	5,459	1.1	4,592	0.9
Total Originated Loans	510,456	100.0%	483,810	100.0%
Allowance for Loan Losses	(7,328)		(6,490)
Loans, Net	$503,128		$477,320

Loans Acquired at Fair Value
Real Estate:
Residential	$89,987	53.3%	$103,058	51.7%
Commercial	67,254	39.8	75,406	37.8
Construction	166	0.1	3,870	1.9
Commercial and Industrial	11,333	6.7	16,660	8.3
Consumer	198	0.1	550	0.3
Total Loans Acquired at Fair Value	168,938	100.0%	199,544	100.0%
Allowance for Loan Losses	(138)		-
Loans, Net	$168,800		$199,544

Total Loans
Real Estate:
Residential	$269,402	39.7%	$273,227	40.0%
Commercial	204,302	30.1	203,020	29.7
Construction	9,851	1.4	21,213	3.1
Commercial and Industrial	77,372	11.4	77,147	11.3
Consumer	113,008	16.6	104,155	15.2
Other	5,459	0.8	4,592	0.7
Total Loans	679,394	100.0%	683,354	100.0%
Allowance for Loan Losses	(7,466)		(6,490)
Loans, Net	$671,928		$676,864

Total unamortized net deferred loan fees were $783,000 and $705,000 at September 30, 2016 and December 31, 2015, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $84.2 million and $73.1 million at September 30, 2016 and December 31, 2015, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At September 30, 2016 and December 31, 2015, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands)
	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$178,134	$861	$420	$-	$179,415
Commercial	118,005	13,995	4,108	940	137,048
Construction	8,894	684	-	107	9,685
Commercial and Industrial	60,078	3,834	2,127	-	66,039
Consumer	112,755	-	55	-	112,810
Other	5,459	-	-	-	5,459
Total Originated Loans	$483,325	$19,374	$6,710	$1,047	$510,456

Loans Acquired at Fair Value
Real Estate:
Residential	$87,410	$-	$2,577	$-	$89,987
Commercial	62,828	1,476	2,950	-	67,254
Construction	166	-	-	-	166
Commercial and Industrial	10,661	44	500	128	11,333
Consumer	198	-	-	-	198
Total Loans Acquired at Fair Value	$161,263	$1,520	$6,027	$128	$168,938

Total Loans
Real Estate:
Residential	$265,544	$861	$2,997	$-	$269,402
Commercial	180,833	15,471	7,058	940	204,302
Construction	9,060	684	-	107	9,851
Commercial and Industrial	70,739	3,878	2,627	128	77,372
Consumer	112,953	-	55	-	113,008
Other	5,459	-	-	-	5,459
Total Loans	$644,588	$20,894	$12,737	$1,175	$679,394

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$169,233	$249	$682	$5	$170,169
Commercial	113,087	6,870	6,565	1,092	127,614
Construction	16,384	729	-	230	17,343
Commercial and Industrial	57,586	2,145	756	-	60,487
Consumer	103,591	-	14	-	103,605
Other	4,592	-	-	-	4,592
Total Originated Loans	$464,473	$9,993	$8,017	$1,327	$483,810

Loans Acquired at Fair Value
Real Estate:
Residential	$100,633	$-	$2,425	$-	$103,058
Commercial	69,539	2,252	3,615	-	75,406
Construction	3,870	-	-	-	3,870
Commercial and Industrial	15,601	996	63	-	16,660
Consumer	550	-	-	-	550
Total Loans Acquired at Fair Value	$190,193	$3,248	$6,103	$-	$199,544

Total Loans
Real Estate:
Residential	$269,866	$249	$3,107	$5	$273,227
Commercial	182,626	9,122	10,180	1,092	203,020
Construction	20,254	729	-	230	21,213
Commercial and Industrial	73,187	3,141	819	-	77,147
Consumer	104,141	-	14	-	104,155
Other	4,592	-	-	-	4,592
Total Loans	$654,666	$13,241	$14,120	$1,327	$683,354

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands)
	September 30, 2016
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$178,819	$173	$-	$-	$173	$423	$179,415
Commercial	136,875	99	-	-	99	74	137,048
Construction	9,578	-	-	-	-	107	9,685
Commercial and Industrial	65,590	50	391	-	441	8	66,039
Consumer	111,431	1,132	105	87	1,324	55	112,810
Other	5,459	-	-	-	-	-	5,459
Total Originated Loans	$507,752	$1,454	$496	$87	$2,037	$667	$510,456

Loans Acquired at Fair Value
Real Estate:
Residential	$88,242	$-	$-	$76	$76	$1,669	$89,987
Commercial	66,246	-	-	-	-	1,008	67,254
Construction	166	-	-	-	-	-	166
Commercial and Industrial	11,333	-	-	-	-	-	11,333
Consumer	198	-	-	-	-	-	198
Total Loans Acquired at Fair Value	$166,185	$-	$-	$76	$76	$2,677	$168,938

Total Loans
Real Estate:
Residential	$267,061	$173	$-	$76	$249	$2,092	$269,402
Commercial	203,121	99	-	-	99	1,082	204,302
Construction	9,744	-	-	-	-	107	9,851
Commercial and Industrial	76,923	50	391	-	441	8	77,372
Consumer	111,629	1,132	105	87	1,324	55	113,008
Other	5,459	-	-	-	-	-	5,459
Total Loans	$673,937	$1,454	$496	$163	$2,113	$3,344	$679,394

	December 31, 2015
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$168,786	$563	$133	$-	$696	$687	$170,169
Commercial	124,037	114	-	-	114	3,463	127,614
Construction	17,113	-	-	-	-	230	17,343
Commercial and Industrial	60,442	45	-	-	45	-	60,487
Consumer	102,629	923	39	-	962	14	103,605
Other	4,592	-	-	-	-	-	4,592
Total Originated Loans	$477,599	$1,645	$172	$-	$1,817	$4,394	$483,810

Loans Acquired at Fair Value
Real Estate:
Residential	$99,794	$1,308	$263	$193	$1,764	$1,500	$103,058
Commercial	73,988	1,019	-	-	1,019	399	75,406
Construction	3,870	-	-	-	-	-	3,870
Commercial and Industrial	16,450	38	130	-	168	42	16,660
Consumer	542	8	-	-	8	-	550
Total Loans Acquired at Fair Value	$194,644	$2,373	$393	$193	$2,959	$1,941	$199,544

Total Loans
Real Estate:
Residential	$268,580	$1,871	$396	$193	$2,460	$2,187	$273,227
Commercial	198,025	1,133	-	-	1,133	3,862	203,020
Construction	20,983	-	-	-	-	230	21,213
Commercial and Industrial	76,892	83	130	-	213	42	77,147
Consumer	103,171	931	39	-	970	14	104,155
Other	4,592	-	-	-	-	-	4,592
Total Loans	$672,243	$4,018	$565	$193	$4,776	$6,335	$683,354

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

	(Dollars in Thousands)
	September 30, 2016	December 31, 2015
Nonaccrual Loans:
Real Estate:
Residential	$2,092	$2,187
Commercial	1,082	3,862
Construction	107	230
Commercial and Industrial	8	42
Consumer	55	14
Total Nonaccrual Loans	3,344	6,335

Accruing Loans Past Due 90 Days or More:
Real Estate:
Residential	76	193
Consumer	87	-
Total Accruing Loans 90 Days or More Past Due	163	193
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	3,507	6,528

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate - Commercial	1,340	1,375
Commercial and Industrial	6	7
Other	5	-
Total Originated Loans	1,351	1,382
Loans Acquired at Fair Value:
Real Estate - Residential	1,311	1,296
Real Estate - Commercial	678	1,488
Commercial and Industrial	465	-
Total Loans Acquired at Fair Value	2,454	2,784
Total Troubled Debt Restructurings, Accruing	3,805	4,166

Total Nonperforming Loans	7,312	10,694

Real Estate Owned:
Residential	191	138
Commercial	297	174
Total Real Estate Owned	488	312

Total Nonperforming Assets	$7,800	$11,006

Nonperforming Loans to Total Loans	1.08%	1.56%
Nonperforming Assets to Total Assets	0.94	1.32

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $1.8 million and $3.8 million at September 30, 2016 and December 31, 2015, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in our portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 15 loans totaling $3.8 million and 13 loans totaling $4.2 million at September 30, 2016 and December 31, 2015, respectively. Originated loans classified as TDRs consisted of 5 loans totaling $1.4 million and 4 loans totaling $1.4 million at September 30, 2016 and December 31, 2015, respectively. Loans acquired at fair value as TDRs consisted of 10 loans totaling $2.5 million and 9 loans totaling $2.8 million at September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016, one commercial loan previously identified as an acquired loan at fair value TDR paid off, an originated consumer loan modified terms in a new TDR transaction, and one commercial and one residential real estate loan that were acquired at fair value modified terms into new TDR transactions. During the nine months ended September 30, 2015, one commercial loan previously identified as an originated TDR and two other commercial loans were consolidated into one loan in a new TDR transaction. In addition, two commercial loans previously identified as originated TDRs were refinanced in new TDR transactions. During the three and nine months ended September 30, 2015, one commercial loan TDR acquired at fair value paid off. No TDRs have subsequently defaulted during the three or nine months ended September 30, 2016 and 2015, respectively.

The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated. No loans were modified in a TDR during the three months ended September 30, 2016 and September 30, 2015.

	(Dollars in thousands)
	Nine Months Ended September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Other	1	$7	$7	$-
Total	1	$7	$7	$-

Loans Acquired at Fair Value
Real Estate
Residential	1	$37	$45	$-
Commercial	1	539	539	-
Total	2	$576	$584	$-

	Nine Months Ended September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	2	$912	$1,135	$108
Total	2	$912	$1,135	$108

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	September 30, 2016
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$4,182	$-	$4,182	$4,322	$144
Construction	107	-	107	179	-
Commercial and Industrial	581	-	581	573	20
Other	5	-	5	6	-
Total With No Related Allowance Recorded	$4,875	$-	$4,875	$5,080	$164

Loans Acquired at Fair Value
Real Estate:
Residential	$1,311	$-	$1,311	$1,325	$52
Commercial	3,273	-	3,300	3,431	105
Commercial and Industrial	500	-	500	570	16
Total With No Related Allowance Recorded	$5,084	$-	$5,111	$5,326	$173

Total Loans
Real Estate:
Residential	$1,311	$-	$1,311	$1,325	$52
Commercial	7,455	-	7,482	7,753	249
Construction	107	-	107	179	-
Commercial and Industrial	1,081	-	1,081	1,143	36
Other	5	-	5	6	-
Total With No Related Allowance Recorded	$9,959	$-	$9,986	$10,406	$337

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,265	$385	$1,265	$1,284	$50
Commercial and Industrial	1,553	701	1,553	1,547	43
Total With A Related Allowance Recorded	$2,818	$1,086	$2,818	$2,831	$93

Loans Acquired at Fair Value
Real Estate:
Commercial	$355	$122	$437	$372	$-
Commercial and Industrial	128	39	128	146	5
Total With A Related Allowance Recorded	$483	$161	$565	$518	$5

Total Loans
Real Estate:
Commercial	$1,620	$507	$1,702	$1,656	$50
Commercial and Industrial	1,681	740	1,681	1,693	48
Total With A Related Allowance Recorded	$3,301	$1,247	$3,383	$3,349	$98

	September 30, 2016 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Commercial	$5,447	$385	$5,447	$5,606	$194
Construction	107	-	107	179	-
Commercial and Industrial	2,134	701	2,134	2,120	63
Other	5	-	5	6	-
Total Impaired Loans	$7,693	$1,086	$7,693	$7,911	$257

Loans Acquired at Fair Value
Real Estate:
Residential	$1,311	$-	$1,311	$1,325	$52
Commercial	3,628	122	3,737	3,803	105
Construction	-	-	-	-	-
Commercial and Industrial	628	39	628	716	21
Other	-	-	-	-	-
Total Impaired Loans	$5,567	$161	$5,676	$5,844	$178

Total Loans
Real Estate:
Residential	$1,311	$-	$1,311	$1,325	$52
Commercial	9,075	507	9,184	9,409	299
Construction	107	-	107	179	-
Commercial and Industrial	2,762	740	2,762	2,836	84
Other	5	-	5	6	-
Total Impaired Loans	$13,260	$1,247	$13,369	$13,755	$435

	December 31, 2015
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$5	$-	$17	$6	$-
Commercial	6,636	-	6,636	7,095	232
Construction	229	-	230	292	-
Commercial and Industrial	627	-	627	756	35
Total With No Related Allowance Recorded	$7,497	$-	$7,510	$8,149	$267

Loans Acquired at Fair Value
Real Estate:
Residential	$1,296	$-	$1,296	$1,315	$67
Commercial	4,188	-	4,263	4,449	214
Commercial and Industrial	63	-	63	79	3
Total With No Related Allowance Recorded	$5,547	$-	$5,622	$5,843	$284

Total Loans
Real Estate:
Residential	$1,301	$-	$1,313	$1,321	$67
Commercial	10,824	-	10,899	11,544	446
Construction	229	-	230	292	-
Commercial and Industrial	690	-	690	835	38
Total With No Related Allowance Recorded	$13,044	$-	$13,132	$13,992	$551

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,436	$408	$1,441	$1,457	$37
Commercial and Industrial	136	9	137	128	5
Total With A Related Allowance Recorded	$1,572	$417	$1,578	$1,585	$42

Total Impaired Loans
Originated Loans
Real Estate:
Residential	$5	$-	$17	$6	$-
Commercial	8,072	408	8,077	8,552	269
Construction	229	-	230	292	-
Commercial and Industrial	763	9	764	884	40
Total Impaired Loans	$9,069	$417	$9,088	$9,734	$309

Loans Acquired at Fair Value
Real Estate:
Residential	$1,296	$-	$1,296	$1,315	$67
Commercial	4,188	-	4,263	4,449	214
Commercial and Industrial	63	-	63	79	3
Total Impaired Loans	$5,547	$-	$5,622	$5,843	$284

Total Loans
Real Estate:
Residential	$1,301	$-	$1,313	$1,321	$67
Commercial	12,260	408	12,340	13,001	483
Construction	229	-	230	292	-
Commercial and Industrial	826	9	827	963	43
Total Impaired Loans	$14,616	$417	$14,710	$15,577	$593

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment for the periods indicated.

	(Dollars in thousands)
	September 30, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
June 30, 2016	$1,110	$1,956	$82	$1,468	$2,143	$1	$295	7,055
Charge-offs	(4)	(11)	-	-	(166)	(17)	-	(198)
Recoveries	4	-	-	-	21	5	-	30
Provision	(38)	77	(20)	50	360	12	-	441
September 30, 2016	$1,072	$2,022	$62	$1,518	$2,358	$1	$295	$7,328

Loans Acquired at Fair Value
June 30, 2016	$-	$11	$-	$115	$-	$-	$10	$136
Charge-offs	(8)	-	-	-	-	(2)	-	(10)
Recoveries	2	-	-	-	1	-	-	3
Provision	6	(11)	-	20	(1)	2	(7)	9
September 30, 2016	$-	$-	$-	$135	$-	$-	$3	$138

Total Allowance for Loan Losses
June 30, 2016	$1,110	$1,967	$82	$1,583	$2,143	$1	$305	$7,191
Charge-offs	(12)	(11)	-	-	(166)	(19)	-	(208)
Recoveries	6	-	-	-	22	5	-	33
Provision	(32)	66	(20)	70	359	14	(7)	450
September 30, 2016	$1,072	$2,022	$62	$1,653	$2,358	$1	$298	$7,466

Originated Loans
December 31, 2015	$1,623	$2,045	$137	$784	$1,887	$-	$14	6,490
Charge-offs	(24)	(11)	-	-	(476)	(43)	-	(554)
Recoveries	8	-	-	-	102	16	-	126
Provision	(535)	(12)	(75)	734	845	28	281	1,266
September 30, 2016	$1,072	$2,022	$62	$1,518	$2,358	$1	$295	$7,328

Loans Acquired at Fair Value
December 31, 2015	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	(24)	(180)	-	-	(7)	-	-	(211)
Recoveries	7	2	-	-	6	-	-	15
Provision	17	178	-	135	1	-	3	334
September 30, 2016	$-	$-	$-	$135	$-	$-	$3	$138

Total Allowance for Loan Losses
December 31, 2015	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(48)	(191)	-	-	(483)	(43)	-	(765)
Recoveries	15	2	-	-	108	16	-	141
Provision	(518)	166	(75)	869	846	28	284	1,600
September 30, 2016	$1,072	$2,022	$62	$1,653	$2,358	$1	$298	$7,466

	September 30, 2016 (cont.)
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$385	$-	$701	$-	$-	$-	$1,086
Collectively Evaluated for Potential Impairment	$1,072	$1,637	$62	$817	$2,358	$1	$295	$6,242

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$122	$-	$39	$-	$-	$-	$161
Collectively Evaluated for Potential Impairment	$-	$(122)	$-	$96	$-	$-	$3	$(23)

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$507	$-	$740	$-	$-	$-	$1,247
Collectively Evaluated for Potential Impairment	$1,072	$1,515	$62	$913	$2,358	$1	$298	$6,219

	September 30, 2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
June 30, 2015	$1,667	$1,746	$87	$917	$1,338	$-	$(69)	$5,686
Charge-offs	(28)	-	-	-	(114)	-	-	(142)
Recoveries	4	1	-	-	39	-	-	44
Provision	(87)	135	28	(94)	241	-	77	300
September 30, 2015	$1,556	$1,882	$115	$823	$1,504	$-	$8	$5,888

December 31, 2014	$2,690	$582	$122	$684	$1,015	$-	$102	$5,195
Charge-offs	(139)	(18)	-	-	(230)	-	-	(387)
Recoveries	9	4	-	10	82	-	-	105
Provision	(1,004)	1,314	(7)	129	637	-	(94)	975
September 30, 2015	$1,556	$1,882	$115	$823	$1,504	$-	$8	$5,888

Originated Loans
Individually Evaluated for Impairment	$-	$405	$-	$135	$-	$-	$-	$540
Collectively Evaluated for Potential Impairment	$1,556	$1,477	$115	$688	$1,504	$-	$8	$5,348

	December 31, 2015
Originated Loans	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Individually Evaluated for Impairment	$-	$408	$-	$9	$-	$-	$-	$417
Collectively Evaluated for Potential Impairment	$1,623	$1,637	$137	$775	$1,887	$-	$14	$6,073

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2015	$3,302
Accretable Yield	(860)
Nonaccretable Discount	(225)
Balance at September 30, 2016	$2,217

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	September 30, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$-	$5,447	$107	$2,134	$-	$5	$7,693
Collectively Evaluated for Potential Impairment	179,415	131,601	9,578	63,905	112,810	5,454	502,763
	$179,415	$137,048	$9,685	$66,039	$112,810	$5,459	$510,456

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,311	$3,628	$-	$628	$-	$-	$5,567
Collectively Evaluated for Potential Impairment	88,676	63,626	166	10,705	198	-	163,371
	$89,987	$67,254	$166	$11,333	$198	$-	$168,938

Total Loans
Individually Evaluated for Impairment	$1,311	$9,075	$107	$2,762	$-	$5	$13,260
Collectively Evaluated for Potential Impairment	268,091	195,227	9,744	74,610	113,008	5,454	666,134
	$269,402	$204,302	$9,851	$77,372	$113,008	$5,459	$679,394

	December 31, 2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$5	$8,072	$229	$763	$-	$-	$9,069
Collectively Evaluated for Potential Impairment	170,164	119,542	17,114	59,724	103,605	4,592	474,741
	$170,169	$127,614	$17,343	$60,487	$103,605	$4,592	$483,810

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,296	$4,188	$-	$63	$-	$-	$5,547
Collectively Evaluated for Potential Impairment	101,762	71,218	3,870	16,597	550	-	193,997
	$103,058	$75,406	$3,870	$16,660	$550	$-	$199,544

Total Loans
Individually Evaluated for Impairment	$1,301	$12,260	$229	$826	$-	$-	$14,616
Collectively Evaluated for Potential Impairment	271,926	190,760	20,984	76,321	104,155	4,592	668,738
	$273,227	$203,020	$21,213	$77,147	$104,155	$4,592	$683,354

Note 5. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

Maturity Period:	September 30, 2016
One Year or Less	$52,191
Over One Through Two Years	25,566
Over Two Through Three Years	19,997
Over Three Through Four Years	18,476
Over Four Through Five Years	12,785
Over Five Years	9,182
Total	$138,197

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $30.8 million and $33.1 million as of September 30, 2016 and December 31, 2015, respectively.

Note 6. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	September 30, 2016		December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Balance at Period End	$1,400	0.70%	$-	-%
Average Balance Outstanding During the Period	394	0.68	485	0.41
Maximum Amount Outstanding at any Month End	6,000		5,900

FHLB Borrowings:
Balance at Period End	2,120	0.57	9,360	0.51
Average Balance Outstanding During the Period	802	0.50	7,347	0.37
Maximum Amount Outstanding at any Month End	6,160		30,950

Securities Sold Under Agreements to Repurchase:
Balance at Period End	30,095	0.24	23,088	0.18
Average Balance Outstanding During the Period	25,338	0.25	23,303	0.24
Maximum Amount Outstanding at any Month End	30,095		27,908

Securities Collaterizing the Agreements at Period-End:
Carrying Value	33,794		26,033
Market Value	33,815		26,063

Note 7. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	September 30, 2016		December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$3,500	0.94%	$-	-%
Due After One Year to Two Years	3,500	1.35	3,500	0.94
Due After Two Years to Three Years	4,000	1.67	4,500	1.41
Due After Three Years to Four Years	6,000	1.88	6,000	1.78
Due After Four Years to Five Years	5,000	2.09	6,000	1.97
Due After Five Years	6,000	2.32	8,000	2.27
Total	$28,000	1.80	$28,000	1.80

As of September 30, 2016, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $287.7 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $148.5 million and $150.0 million as of September 30, 2016 and December 31, 2015, respectively.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank for $86.1 million that requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various banks totaling $40.0 million. As of September 30, 2016 and December 31, 2015, no draws had been taken on these facilities.

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

	(Dollars in thousands)
	September 30, 2016	December 31, 2015
Standby Letters of Credit	$10,949	$18,316
Performance Letters of Credit	2,359	1,358
Construction Mortgages	19,023	21,144
Personal Lines of Credit	5,959	5,810
Overdraft Protection Lines	5,735	6,051
Home Equity Lines of Credit	14,434	14,491
Commercial Lines of Credit	54,743	45,584
	$113,202	$112,754

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

Note 9. Fair Value Disclosure

FASB ASC 820 “Fair Value Measurement” defines fair value and provides the framework for measuring fair value and required disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the transaction date. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in valuation methods to determine fair value.

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

		(Dollars in thousands)
	Fair Value Hierarchy	September 30, 2016	December 31, 2015
Available for Sales Securities:
U.S. Government Agencies	Level II	$53,877	$51,188
Obligations of States and Political Subdivisions	Level II	38,203	40,074
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	2,854	3,403
Equity Securities - Mutual Funds	Level I	521	513
Equity Securities - Other	Level I	1,018	685
Total Available for Sale Securities		$96,473	$95,863

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

		(Dollars in thousands)
		Fair Value at				Significant
Financial Asset	Fair Value Hierarchy	September 30, 2016	December 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Unobservable Input Value
Impaired Loans	Level III	$2,054	$1,155	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	238	111	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

  (1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At September 30, 2016 and December 31, 2015, the fair value of impaired loans consists of the loan balances of $3.3 million and $1.6 million, respectively, less their specific valuation allowances of $1.2 million and $417,000, respectively.

Other real estate owned (OREO) properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, other real estate owned is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an other real estate owned property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy. In the three months ended September 30, 2016, one commercial real estate loan and one mortgage real estate loan moved into OREO. In the nine months ended September 30, 2016, two commercial real estate properties for $3.2 million were foreclosed on, moved into OREO, evaluated for fair value and recorded a first quarter gain on the valuation adjustment on foreclosed real estate for approximately $566,000. This recognized gain on the valuation adjustment was supported by independent appraisals of the two properties. One property was subject to a tentative sales agreement with a current customer which closed in the second quarter. The other property was transferred into premises and equipment of the Company due to the location and the Company’s need of a new location for company headquarters. At December 31, 2015, two residential real estate loans for $111,000 were moved into OREO and at September 30, 2016, one has since been sold at a loss of approximately $5,000.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		September 30, 2016		December 31, 2015
	Fair Value Heirarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$2,420	$2,420	$2,316	$2,316
Non-Interest Bearing	Level I	12,524	12,524	9,024	9,024
Investment Securities:
Available for Sale	See Above	96,473	96,473	95,863	95,863
Loans, Net	Level III	671,928	688,653	676,864	692,373
Restricted Stock	Level II	3,702	3,702	3,824	3,824
Bank-Owned Life Insurance	Level II	18,571	18,571	18,209	18,209
Accrued Interest Receivable	Level II	2,222	2,222	2,419	2,419

Financial Liabilities:
Deposits	Level II	678,348	675,557	679,299	678,921
Short-term Borrowings	Level II	33,615	33,615	32,448	32,448
Other Borrowed Funds	Level II	28,000	28,564	28,000	27,830
Accrued Interest Payable	Level II	296	296	305	305

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

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the Company’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include, but are not limited to, the following:

•	General and local economic conditions;
•	Changes in interest rates, deposit flows, demand for loans, real estate values and competition;
•	Competitive products and pricing;
•	The ability of our customers to make scheduled loan payments;
•	Loan delinquency rates;
•	Our ability to manage the risks involved in our business;
•	Our ability to integrate the operations of businesses we acquire;
•	Inflation, market and monetary fluctuations;
•	Our ability to control costs and expenses; and
•	Changes in federal and state legislation and regulation (i.e. the effect of new capital standards imposed by banking regulators and the implementation of the Dodd-Frank Act).

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

The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from 16 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc the Bank’s wholly-owned subsidiary that is a full-service, independent insurance agency.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2016 compared to the financial condition as of December 31, 2015 and the consolidated results of operations for the three and nine months ended September 30, 2016 and 2015.

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

Statement of Financial Condition Analysis

Assets. Total assets increased $2.9 million, or 0.3%, to $833.6 million at September 30, 2016 compared to $830.7 million at December 31, 2015.

Investment securities classified as available-for-sale increased $610,000, or 0.6%, to $96.5 million at September 30, 2016 compared to $95.9 million at December 31, 2015. This increase was primarily the result of new security purchases to replace calls and maturities of U.S. government agencies and obligations of states and political subdivisions. These security activities were mainly funded by calls, maturities and loan portfolio payoffs.

Loans, net, decreased $4.9 million, or 0.7%, to $671.9 million at September 30, 2016 compared to $676.9 million at December 31, 2015. This was primarily due to net paydowns of $11.4 million on construction loans and $3.8 million on residential mortgage loans, partially offset by increases of $8.9 million in consumer loans (mainly indirect auto loans) and $1.3 million in commercial real estate loans. The net loan payoffs were utilized to fund loan originations, deposit runoff and security purchases during the current period.

Premises and equipment, net, increased $2.8 million, or 27.6%, to $13.1 million at September 30, 2016 compared to $10.3 million at December 31, 2015. This was mainly due to an other real estate owned property being reclassified into fixed assets in process during the first quarter for future use in Bank operations.

Liabilities. Total liabilities decreased $308,000, or 0.04%, to $743.5 million at September 30, 2016 compared to $743.8 million at December 31, 2015.

Total deposits decreased $951,000, or 0.1%, to $678.3 million at September 30, 2016 compared to $679.3 million at December 31, 2015. There were decreases of $7.5 million in time deposits, $1.7 in brokered deposits and $152,000 in NOW accounts, partially offset by increases of $6.1 million in money market accounts, $1.8 million in demand deposits and $422,000 in savings accounts. The decrease in deposit balances is partly attributable to maturing time deposits seeking a higher renewal rate outside of the Bank due to competition in the prevailing low interest rate environment and a decline in oil and gas industry-related deposits. Due to the low interest rate environment, the Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. To stimulate deposit growth and keep maturing certificates from leaving the Bank, the Chairman’s Challenge promotional deposit program was started in the current period. In addition, school district and municipal deposits increased $9.5 million due to annual property taxes being remitted to the taxing authorities.

Short-term borrowings increased $1.2, or 3.6%, to $33.6 million at September 30, 2016 compared to $32.4 million at December 31, 2015. Other borrowed funds remained constant at $28.0 million at September 30, 2016 and December 31, 2015. At September 30, 2016, short-term borrowings were comprised of $30.1 million of securities sold under agreements to repurchase compared to $23.1 million at December 31, 2015. The increase is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. In addition, other short-term borrowings decreased by $5.9 million, to $3.5 million at September 30, 2016 compared to $9.4 million at December 31, 2015. In the prior year, a portion of FHLB short-term borrowings were replaced with $28.0 million in long-term borrowings with laddered maturities designed to mitigate the Company’s interest rate risk in the event of rising interest rates. Funds generated from security maturities and calls and loans sales in the current period were utilized for loan funding and liquidity needs. As a result of prior year activity, the weighted average interest rate on long-term borrowings remained constant at 1.80%.

Stockholders’ Equity. Stockholders’ equity increased $3.2 million, or 3.7%, to $90.1 million at September 30, 2016 compared to $86.9 million at December 31, 2015. During the period, net income was $5.6 million and the Company paid $2.7 million in dividends to stockholders.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Overview. Net income decreased $553,000, to $1.6 million, for the three months ended September 30, 2016 compared to $2.1 million for the three months ended September 30, 2015. The quarterly results were largely impacted by a decrease of $850,000 in pre-tax income, primarily related to a decrease in net interest income and increases in non-interest expense.

Net Interest Income. Net interest income decreased $311,000, or 4.3%, to $7.0 million for the three months ended September 30, 2016 compared to $7.3 million for the three months ended September 30, 2015.

Interest and dividend income decreased $262,000, or 3.3%, to $7.7 million for the three months ended September 30, 2016 compared to $7.9 million for the three months ended September 30, 2015. Interest income on loans decreased $297,000 despite an increase in average loans outstanding of $9.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in average loans was due to loan originations within the indirect and commercial loan portfolios, partially offset by decreases in installment and mortgage loans mainly due to loan payoffs. Even with the increase in average loans, there was a decrease of 23 basis points in yield on the loan portfolio. This is the direct result of a historically low interest rate environment that drives an extremely competitive interest rate market. Attributing to the yield decline this quarter was the accretion on the acquired loan portfolio credit mark. The impact as of the three months ended September 30, 2016 was 5 basis points compared to 22 basis points for the three months ended September 30, 2015. The remaining credit mark balance for acquired loans was $2.2 million as of September 30, 2016. Interest income on securities exempt from federal tax decreased $17,000 due to deploying proceeds from security calls and maturities into purchasing securities exempt from federal tax and satisfying liquidity needs in the current period. There was a decrease of $3.4 million in the average balance on securities exempt from federal tax, yet there was an increase of 7 basis points in yield as a result of purchasing securities with slightly higher yields. Despite a decrease of $3.7 million in the average balance, interest income on taxable securities increased $50,000 due to an increase of 51 basis points in yield from new purchases and from higher yields on the remaining securities in the portfolio. In addition, calls on discounted agency securities resulted in accelerated discount accretion recognition into income in the current period.

Interest expense increased $49,000, or 7.4%, to $708,000 for the three months ended September 30, 2016 compared to $659,000 for the three months ended September 30, 2015. Interest expense on other borrowed funds increased $63,000 primarily due to an increase in long-term borrowings resulting from the Bank laddering $13.0 million of FHLB borrowings in late 2015 to mitigate the Company’s interest rate risk in the event of rising interest rates. Interest expense on deposits decreased $20,000 due to a decrease in average interest-bearing deposits of $19.6 million primarily due to time deposit and money market accounts rate shopping in the current low interest rate market. Even though there were decreases in the average deposit balances, the average cost of interest-bearing deposits increased 1 basis point collectively. This was primarily related to the Bank’s recently announced promotional deposit program, the Chairman’s Challenge, which mainly increased new growth and retained maturing certificates of deposit by 6 basis points to the promotional rate of 1.25% for a 25-month certificate of deposit.

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

	(Dollars in thousands) (Unaudited)
	Three Months Ended September 30,
	2016			2015
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$671,346	$7,120	4.22%	$661,977	$7,418	4.45%
Investment Securities
Taxable	51,460	287	2.23	55,136	237	1.72
Exempt From Federal Tax	39,428	388	3.94	42,795	414	3.87
Other Interest-Earning Assets	9,296	43	1.84	11,744	41	1.39
Total Interest-Earning Assets	771,530	7,838	4.04	771,652	8,110	4.17
Noninterest-Earning Assets	54,484			55,394
Total Assets	$826,014			$827,046

Liabilities and
Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$112,679	49	0.17%	$103,917	41	0.16%
Savings	121,439	56	0.18	123,727	57	0.18
Money Market	138,033	87	0.25	146,702	87	0.24
Time Deposits	136,258	365	1.07	153,698	392	1.01
Total Interest-Bearing Deposits	508,409	557	0.44	528,044	577	0.43

Borrowings	57,791	151	1.04	44,647	82	0.73
Total Interest-Bearing Liabilities	566,200	708	0.50	572,691	659	0.46

Noninterest-Bearing Demand Deposits	165,422			163,182
Other Liabilities	4,199			5,415
Total Liabilities	735,821			741,288

Stockholders' Equity	90,193			85,758
Total Liabilities and
Stockholders' Equity	$826,014			$827,046

Net Interest Income		$7,130			$7,451

Net Interest Rate Spread (2)			3.54%			3.71%
Net Interest-Earning Assets (3)	$205,330			$198,961
Net Interest Margin (4)			3.68			3.83
Return on Average Assets			0.76			1.02
Return on Average Equity			6.94			9.84
Average Equity to Average Assets			10.92			10.37
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			136.26			134.74

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

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

	(Dollars in thousands)
	Three Months Ended September 30, 2016
	Compared To
	Three Months Ended September 30, 2015
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$89	$(387)	$(298)
Investment Securities:
Taxable	(16)	66	50
Exempt From Federal Tax	(33)	7	(26)
Other Interest-Earning Assets	(9)	11	2
Total Interest-Earning Assets	31	(303)	(272)

Interest Expense:
Deposits	(33)	13	(20)
Borrowings	28	41	69
Total Interest-Bearing Liabilities	(5)	54	49
Change in Net Interest Income	$36	$(357)	$(321)

Provision for Loan Losses. The provision for loan losses was $450,000 for the three months ended September 30, 2016 compared to $300,000 for the three months ended September 30, 2015. Net charge-offs for the three months ended September 30, 2016 were $175,000, which included $166,000 of charge-offs on automobile loans, compared to $98,000 of net charge-offs for the three months ended September 30, 2015. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses. It was determined that an increase in the current quarter provision was necessary for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This was due to an increase of $6.3 million in special mention loans for the above mentioned time period. Loan growth of $3.3 million in indirect auto loans and the $80,000 increase in quarterly auto loan net charge-offs as compared to the prior quarter were the contributing factors in recording the additional provision.

Noninterest Income. Noninterest income decreased $84,000, or 4.4% to $1.8 million for the three months ended September 30, 2016 compared to $1.9 million for the three months ended September 30, 2015, primarily due to a decrease of $96,000 in insurance commissions from Exchange Underwriters due to a decline in commercial commission and fee income received in the current period. Other commissions decreased $30,000 due to the prior period recognition of a state mutual thrift tax refund from the merger with FedFirst Financial Corporation (the “merger”). Other miscellaneous income decreased $15,000 primarily due to a rise in amortization on mortgage servicing rights related to loans sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. Service fees on deposit accounts decreased $13,000 primarily due to a decrease in check card fees from deposit accounts compared to the prior period. There was an increase in the net gains on the sales of residential mortgage loans of $44,000. The increase in gains was primarily due to an increase in the number of loans originated and subsequently sold to the FHLB as part of the MPF® program. In addition, net gains on the sales of investments increased $22,000 due to the sale of equity securities. These sales were transacted to recognize capital gains that will be offset by a capital loss carry forward deferred tax asset that was acquired in the merger.

Noninterest Expense. Noninterest expense increased $305,000, or 5.2%, to $6.2 million for the three months ended September 30, 2016 compared to $5.9 million for the three months ended September 30, 2015. Salaries and employee benefits increased $160,000 primarily due to additional employees, normal salary increases and employee stock options and restricted stock awards expense. This increase was partially offset by decreases in retirement and incentive compensation. Occupancy and equipment increased $116,000 and $52,000, respectively, primarily due accelerated depreciation taken on leasehold improvements in the Bank’s current operation center that will not transfer over to the new Ralph J. Sommers Jr. Operations Center (“Operations Center”) currently under construction for the Bank. Other increases for occupancy were related to repairs and maintenance, real estate taxes and property insurance. Equipment expense increases were mainly due to maintenance contracts from our core processing vendor and final copier/printer invoices from a discontinued contract. Other noninterest expense increased $54,000 primarily due to current period expenses related to non-employee stock options and restricted stock awards, and an increase in telephone expense. Legal and professional fees increased $22,000 mainly due to legal fees associated with problem loan relationships, partially offset by decreases in consultation and audit fees. Advertising decreased $44,000 related to the termination of a cooperative marketing agreement at Exchange Underwriters, partially offset by advertising initiatives to promote the Bank. Other real estate owned expense decreased $28,000 primarily due to income from the sales of other real estate owned properties in the current period. PA shares tax, which is calculated based on the Bank’s stockholders’ equity, decreased $27,000 due to the reversal of an anticipated rate increase by the Commonwealth of Pennsylvania. As of July 1, 2016, the PA shares tax rate of 0.95% has been ratified by the state legislature, becoming effective for tax years starting January 1, 2017.

Income Tax Expense. Income taxes decreased $297,000 to $607,000 for the three months ended September 30, 2016 compared to $904,000 for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 was 27.8% compared to 29.8% for the three months ended September 30, 2015. The decrease in income taxes was due to a decrease of $850,000 in pre-tax income. The decrease in the effective tax rate was related to the decrease in tax exempt income not being proportionate to the decline in pre-tax income in the current period.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Overview. Net income decreased $1.1 million, to $5.6 million, for the nine months ended September 30, 2016 compared to $6.7 million for the nine months ended September 30, 2015.

Net Interest Income. Net interest income decreased $368,000 , or 1.7%, to $21.6 million for the nine months ended September 30, 2016 compared to $22.0 million for the nine months ended September 30, 2015.

Interest and dividend income decreased $304,000, or 1.3%, to $23.8 million for the nine months ended September 30, 2016 compared to $24.1 million for the nine months ended September 30, 2015. Interest income on loans decreased $343,000 despite an increase in average loans outstanding of $795,000. The slight increase in average loans was due to loan originations within the indirect and commercial loan portfolios, partially offset by decreases in installment and mortgage loans mainly due to loan payoffs. Even with the increase in average loans, there was a decrease of 8 basis points in yield on the loan portfolio. This is the direct result of a historically low interest rate environment that drives an extremely competitive interest rate market. Attributing to the yield decline was the accretion on the acquired loan portfolio credit mark. The impact as of the nine months ended September 30, 2016 was 17 basis points and remained constant at 17 basis points for the nine months ended September 30, 2015. Other interest and dividend income decreased $118,000 primarily due to a decrease in FHLB stock dividends which included the payment of a special dividend in the first quarter of 2015 of $56,000. As a result of receiving no special dividend in the current period and a decrease in short-term borrowings compared to the prior period, the Bank was required to hold less FHLB stock. Interest income on securities exempt from federal tax decreased $61,000 due to deploying proceeds from security calls and maturities into loan funding, purchasing securities exempt from federal tax and satisfying liquidity needs in the current period. There was a decrease of $3.3 million in the average balance on securities exempt from federal tax, yet there was an increase of 3 basis points in yield as a result of purchasing securities with higher yields. Despite a decrease of $3.4 million in average balance, interest income on taxable securities increased $214,000 due to an increase of 63 basis points in yield from new purchases and from higher yields on the remaining securities in the portfolio. In addition, calls on discounted agency securities resulted in accelerated discount accretion recognition into income in the current period.

Interest expense increased $64,000, or 3.1%, to $2.1 million for the nine months ended September 30, 2016 compared to $2.0 million for the nine months ended September 30, 2015. Interest expense on other borrowed funds increased $165,000 due to an increase in long-term borrowings. This was primarily due to the Bank laddering $15.0 million in short-term borrowings in the first quarter of 2015 and $13.0 million in short-term borrowings in late 2015 into a series of long-term FHLB borrowings to mitigate the Company’s interest rate risk in the event of rising interest rates. Interest expense on deposits decreased $91,000 due to a decrease in average interest-bearing deposits of $12.2 million primarily due to time deposit and money market accounts rate shopping in the current low interest rate market. The average cost of interest-bearing deposits decreased 1 basis point, primarily related to the repricing of maturing certificates of deposit to lower rates. This decrease was partially offset by an increase of $26,000 for interest-bearing demand deposit interest expense. In addition, short-term borrowings decreased $11,000 in the current period due to the laddering of FHLB long-term borrowings.

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

	(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2016			2015
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$673,451	$21,998	4.36%	$672,656	$22,335	4.44%
Investment Securities
Taxable	53,580	918	2.28	57,025	704	1.65
Exempt From Federal Tax	38,902	1,172	4.02	42,217	1,264	3.99
Other Interest-Earning Assets	11,533	138	1.60	13,216	252	2.55
Total Interest-Earning Assets	777,466	24,226	4.16	785,114	24,555	4.18
Noninterest-Earning Assets	53,806			55,774
Total Assets	$831,272			$840,888

Liabilities and
Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$114,959	147	0.17%	$101,673	121	0.16%
Savings	123,079	169	0.18	122,995	166	0.18
Money Market	142,820	268	0.25	154,441	268	0.23
Time Deposits	138,917	1,094	1.05	152,867	1,214	1.06
Total Interest-Bearing Deposits	519,775	1,678	0.43	531,976	1,769	0.44

Borrowings	54,533	435	1.07	53,789	280	0.70
Total Interest-Bearing Liabilities	574,308	2,113	0.49	585,765	2,049	0.47

Noninterest-Bearing Demand Deposits	163,815			164,663
Other Liabilities	4,086			5,972
Total Liabilities	742,209			756,400

Stockholders' Equity	89,063			84,488
Total Liabilities and
Stockholders' Equity	$831,272			$840,888

Net interest income		$22,113			$22,506

Net Interest Rate Spread (2)			3.67%			3.71%
Net Interest-Earning Assets (3)	$203,158			$199,349
Net Interest Margin (4)			3.80			3.83
Return on Average Assets			0.89			1.06
Return on Average Equity			8.33			10.54
Average Equity to Average Assets			10.71			10.05
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			135.37			134.03

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

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

	(Dollars in thousands)
	Nine Months Ended September 30, 2016
	Compared To
	Nine Months Ended September 30, 2015
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$66	$(403)	$(337)
Investment Securities:
Taxable	(41)	255	214
Exempt From Federal Tax	(101)	9	(92)
Other Interest-Earning Assets	(29)	(85)	(114)
Total Interest-Earning Assets	(105)	(224)	(329)

Interest Expense:
Deposits	(51)	(40)	(91)
Borrowings	4	151	155
Total Interest-Bearing Liabilities	(47)	111	64
Change in Net Interest Income	$(58)	$(335)	$(393)

Provision for Loan Losses. The provision for loan losses was $1.6 million for the nine months ended September 30, 2016 compared to $975,000 provision for loan losses in the nine months ended September 30, 2015. Net charge-offs for the nine months ended September 30, 2016 were $624,000, which included $476,000 of charge-offs on automobile loans, compared to net charge-offs of $282,000 for the nine months ended September 30, 2015. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses and determined the additional current provision was necessary for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This was due to an increase of $7.7 million in special mention loans year-to-date as compared to the prior year-to-date. Loan growth of $14.0 million in indirect auto loans and approximately a $228,000 increase in auto loan net charge-offs as compared to the prior year-to-date were the contributing factors in recording the additional provision. In addition, as the acquired loan portfolio has loan payoffs, paydowns and the credit mark is being accreted; the need for additional provision is required based on our loan loss analysis. The current year-to-date provision for loan losses recorded for the acquired portfolio is $334,000 as compared to none for the prior year-to-date.

Noninterest Income. Noninterest income remained constant at $5.5 million for the nine months ended September 30, 2016 and September 30, 2015. There was a $349,000 decrease in insurance commissions from Exchange Underwriters due to a decline in commercial commission and fee income and reduced contingency fees received in the current period. Contingency fees were $161,000 for the nine months ended September 30, 2016 compared to $340,000 for the nine months ended September 30, 2015. Contingency fees are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. Other commissions decreased $38,000 primarily due to the prior period recognition of a state mutual thrift tax refund from the merger. Service fees on deposit accounts decreased $23,000 primarily due to a decrease in check card fees from deposit accounts acquired in the merger recognized in the prior period. This was offset by an increase in the net gains on sales of residential mortgage loans of $311,000. The increase in gains was primarily due to an increase in the number of loans originated and subsequently sold to the FHLB as part of the MPF® programs. In addition, net gains on the sales of investments increased $80,000 due to the sale of equity securities. These sales were transacted to recognize capital gains that will be offset by a capital loss carry forward deferred tax asset that was acquired in the merger. Other miscellaneous income increased $11,000 primarily due to an increase in the servicing income received from mortgage loans sold to the FHLB as part of the MPF® program, partially offset by an increase in amortization on mortgage servicing rights related to loans sold to the FHLB.

Noninterest Expense. Noninterest expense increased $625,000, or 3.6%, to $17.8 million for the nine months ended September 30, 2016 compared to $17.1 million for the nine months ended September 30, 2015. Salaries and employee benefits increased $479,000, primarily due to additional employees, normal salary increases and employee stock options and restricted stock awards expense. Other noninterest expense increased $305,000 primarily due to an increase in various miscellaneous expenses, such as non-employee stock options and restricted stock awards, supplies, telephone, other losses attributable to debit card fraud losses and dues and subscriptions. Occupancy and equipment increased $130,000 and $102,000, respectively, primarily due accelerated depreciation taken on leasehold improvements in the Bank’s current operation center that will not transfer over to the new Operations Center currently under construction for the Bank. Other increases for occupancy were related to real estate taxes and property insurance mainly from the other real estate owned property reclassified into fixed assets in process during the first quarter. This property will undergo an extensive renovation and will subsequently be placed into Bank operations within our Southwestern Pennsylvania market. Equipment expense increases were mainly due to maintenance contracts from our core processing vendor and final copier/printer invoices from a discontinued contract. In addition, equipment depreciation increased due to fixed asset acquisitions placed into service, primarily for the Uniontown Business Center that was opened during the second quarter. PA shares tax, which is calculated based on the Bank’s stockholders’ equity, increased $30,000 due to the net income impact on stockholders’ equity. Other real estate owned income was $531,000 in the current period compared to $210,000 in the prior period resulting in a decrease of $321,000 in expense. This change is primarily due to the $566,000 pre-tax gain recognized due to the foreclosure procedures on two commercial real estate loans that moved into other real estate owned properties in the first quarter of 2016. Advertising decreased $136,000 related to the termination of a cooperative marketing agreement at Exchange Underwriters, partially offset by advertising initiatives to promote the Bank.

Income Tax Expense. Income taxes decreased $513,000 to $2.3 million for the nine months ended September 30, 2016 compared to $2.8 million for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was 28.9% compared to 29.4% for the nine months ended September 30, 2015. The decrease in income taxes was due to a decrease of $1.6 million in pre-tax income. The decrease in the effective tax rate was related to the decrease in tax exempt income not being proportionate to the decline in pre-tax income in the current period.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 8 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of September 30, 2016.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at September 30, 2016 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $14.9 million at September 30, 2016. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $3.6 million at September 30, 2016. In addition, at September 30, 2016, the Company had the ability to borrow up to $287.7 million from the FHLB of Pittsburgh, of which $30.1 million was outstanding and $9.9 million was utilized toward a standby letter of credit. The Company also has the ability to borrow up to $86.1 million from the Federal Reserve Bank through its Borrower-In-Custody line of credit agreement and $40.0 million from multiple line of credit arrangements with various banks, none of which were outstanding.

At September 30, 2016, time deposits due within one year of that date totaled $52.2 million, or 37.8% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At September 30, 2016, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $1.2 million.

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

At September 30, 2016 and December 31, 2015, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	September 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$80,740	13.26%	$78,702	12.83%
For Capital Adequacy Purposes	27,392	4.50	27,597	4.50
To Be Well Capitalized	39,566	6.50	39,862	6.50

Tier 1 Capital (to risk weighted assets)
Actual	80,740	13.26	78,702	12.83
For Capital Adequacy Purposes	36,522	6.00	36,795	6.00
To Be Well Capitalized	48,696	8.00	49,060	8.00

Total Capital (to risk weighted assets)
Actual	88,215	14.49	85,192	13.89
For Capital Adequacy Purposes	48,696	8.00	49,060	8.00
To Be Well Capitalized	60,870	10.00	61,326	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	80,740	9.87	78,702	9.60
For Capital Adequacy Purposes	32,737	4.00	32,777	4.00
To Be Well Capitalized	40,921	5.00	40,972	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of September 30, 2016, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2015, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification (President and Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date: November 7, 2016	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Date: November 7, 2016	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

