Form 10-K
period 2016-12-31
CB Financial Services, Inc.
filed 2017-03-13
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2016, as reported by the Nasdaq Global Market, was approximately $79.1 million.

As of March 13, 2017, the number of shares outstanding of the Registrant’s Common Stock was 4,088,025.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant (Part III)

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

CB Financial Services, Inc.

CB Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is a bank holding company headquartered in Carmichaels, Pennsylvania. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CBFV.” The Company conducts its operations primarily through its wholly owned subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. At December 31, 2016, the Company, on a consolidated basis, had total assets of $846.1 million, total deposits of $698.2 million and shareholders’ equity of $89.5 million.

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

Recent Merger

On October 31, 2014, the Company completed its merger with FedFirst Financial Corporation (“FedFirst”), the holding company for First Federal Savings Bank (“FFSB”), a federally chartered stock savings bank. Through the merger, the Company anticipated future revenue and earnings growth from an expanded menu of financial services and diversification of its sources of income from the acquisition of Exchange Underwriters. The merger resulted in the addition of five branches and expanded the Company’s reach into Fayette and Westmoreland counties in southwestern Pennsylvania. In connection with the merger, the Company issued 1,721,967 shares of common stock and paid cash consideration of $18.4 million. The merger was valued at approximately $54.7 million.

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

Based on data published by the Pennsylvania Department of Labor and Industry, the estimated populations of Allegheny, Greene, Washington, Fayette and Westmoreland Counties are approximately 1.3 million, 41,000, 203,000, 149,000, and 370,000, respectively. The November 2016 unemployment rates for Allegheny, Greene, Washington, Fayette and Westmoreland Counties were 5.2%, 6.8%, 6.0%, 7.8% and 5.7%, respectively, compared to a state-wide average of 5.7%. The average annual wage as of the second quarter of 2016 (the latest data available) in Allegheny, Greene, Washington, Fayette and Westmoreland Counties was $54,000, $51,000, $49,000, $36,000, and $41,000, respectively, compared to $50,000 state-wide.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from other commercial banks, savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. The Company faces additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Greene, Allegheny, Washington, Fayette and Westmoreland Counties, Pennsylvania. As of June 30, 2016, our FDIC-insured deposit market share in the counties we serve out of 45 bank and thrift institutions with offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties, Pennsylvania was 0.60%. Such data does not reflect deposits held by credit unions.

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

Lending Activities

General. Historically, our principal lending activity has been the origination of residential loans secured by one- to four-family residential properties in our local market area and commercial real estate, construction, commercial and industrial, and consumer loans. At December 31, 2016, our loans receivable totaled $674.1 million compared to $676.9 million at December 31, 2015. Consumer loans increased $10.0 million primarily due to continued growth in indirect auto lending. Commercial and Industrial loans increased $3.7 million primarily due to a concerted effort to increase our market share. These increases were offset by a decrease of $10.6 million in construction loans primarily due to the completion of construction projects and these loans converting into permanent financing.

Loan Portfolio Composition. The Company primarily originates residential real estate, commercial real estate, construction, commercial and industrial, consumer and other loans. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	(Dollars in thousands)
	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$186,077	35.4%	$170,169	35.2%	$161,719	39.4%	$157,520	41.5%	$144,570	41.5%
Commercial	139,894	26.7	127,614	26.4	104,994	25.7	102,058	27.0	96,734	27.8
Construction	10,646	2.0	17,343	3.6	10,039	2.5	10,367	2.7	10,697	3.1
Commercial and Industrial	71,091	13.5	60,487	12.5	53,238	13.0	49,017	12.9	40,729	11.7
Consumer	114,007	21.7	103,605	21.4	76,242	18.6	59,101	15.6	54,032	15.5
Other	3,637	0.7	4,592	0.9	3,099	0.8	1,083	0.3	1,368	0.4
Total loans	525,352	100.0%	483,810	100.0%	409,331	100.0%	379,146	100.0%	348,130	100.0%
Allowance for losses	(7,283)		(6,490)		(5,195)		(5,382)		(5,904)
Loans, net	$518,069		$477,320		$404,136		$373,764		$342,226

Loans Acquired at Fair Value
Real Estate:
Residential	$85,511	54.7%	$103,058	51.7%	$161,561	58.4%
Commercial	61,116	39.0	75,406	37.8	77,864	28.2
Construction	-	0.0	3,870	1.9	12,158	4.4
Commercial and Industrial	9,721	6.2	16,660	8.3	23,363	8.5
Consumer	197	0.1	550	0.3	1,369	0.5
Total loans	$156,545	100.0%	$199,544	100.0%	$276,315	100.0%
Allowance for losses	(520)		-		-
Loans, net	$156,025		$199,544		$276,315

Total Loans
Real Estate:
Residential	$271,588	39.8%	$273,227	40.0%	$323,280	47.1%
Commercial	201,010	29.5	203,020	29.7	182,858	26.7
Construction	10,646	1.6	21,213	3.1	22,197	3.2
Commercial and Industrial	80,812	11.9	77,147	11.3	76,601	11.2
Consumer	114,204	16.7	104,155	15.2	77,611	11.3
Other	3,637	0.5	4,592	0.7	3,099	0.5
Total loans	681,897	100.0%	683,354	100.0%	685,646	100.0%
Allowance for losses	(7,803)		(6,490)		(5,195)
Loans, net	$674,094		$676,864		$680,451

Residential Real Estate Loans. Residential real estate loans are comprised of loans secured by one- to four-family residential and, to a lesser extent, multi-family properties. Included in residential real estate loans are traditional one- to four-family mortgage loans, multifamily mortgage loans, home equity installment loans, and home equity lines of credit. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. At December 31, 2016, $271.6 million, or 39.8% of our total loan portfolio, was invested in residential loans.

One- to Four-Family Mortgage Loans. Historically our primary lending activity has been the origination of fixed-rate, one- to four-family, owner-occupied, residential mortgage loans with terms up to 30 years secured by property located in our market area. At December 31, 2016, one- to four-family mortgage loans totaled $180.9 million. Our fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which is generally $417,000 for single-family homes, except in certain high-cost areas in the United States. At December 31, 2016, we had 35 one- to four-family residential mortgage loans totaling $21.7 million with principal balances in excess of $417,000, commonly referred to as jumbo loans. Our fixed-rate mortgage loans amortize monthly with principal and interest due each month. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without a prepayment penalty.

When underwriting one- to four-family mortgage loans, we review and verify each loan applicant’s income and credit history. Management believes that stability of income and past credit history are integral parts in the underwriting process. Written appraisals are generally required on real estate property offered to secure an applicant’s loan. We generally limit the loan-to-value ratios of one- to four-family residential mortgage loans to 80% of the purchase price or appraised value of the property, whichever is less. For one- to four-family real estate loans with loan to value ratios of over 80%, we generally require private mortgage insurance. We require fire and casualty insurance on all properties securing real estate loans. We require title insurance, or an attorney’s title opinion, as circumstances warrant.

Our one- to four-family mortgage loans customarily include due-on-sale clauses, which give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as collateral for the loan.

Fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more are originated for resale to the secondary market. During the years ended December 31, 2016 and 2015, we originated $22.2 and $20.1 million of fixed-rate residential mortgage loans, respectively, which were subsequently sold in the secondary mortgage market.

The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. We no longer offer adjustable-rate mortgage loans, but in the past offered them for terms ranging up to 30 years. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $18.4 million at December 31, 2016. Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

We do not offer an “interest only” mortgage loan product on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer a “subprime loan” program (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation). We may originate loans to consumers with a credit score below 660. This may be defined as subprime loans. There are typically mitigating circumstances that according to FDIC guidance and our opinion would not designate such loans as “subprime”.

Home Equity Loans. At December 31, 2016, home equity loans totaled $90.7 million. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 85% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates which we determine based upon market conditions. Such loans are fully amortized over the life of the loan. Generally, the maximum term for home equity loans is 15 years.

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

Commercial Real Estate Loans. We originate commercial real estate loans that are secured primarily by improved properties such as retail facilities, office buildings and other non-residential buildings. At December 31, 2016, $201.0 million, or 29.5% of our total loan portfolio consisted of commercial real estate loans. The maximum loan-to-value ratio for commercial real estate loans we originate is generally 80%.

Our commercial real estate loans generally have terms of up to 15 years and have adjustable interest rates. The adjustable rate loans are typically fixed for the first five years and adjust every five years thereafter. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with Community Bank and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, and the ratio of the loan amount to the appraised value of the property. We generally will not lend to High Volatility Commercial Real Estate (HVCRE) projects. All commercial real estate loans are appraised by outside independent appraisers. Personal guarantees are generally obtained from the principals of commercial real estate loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt service ratio associated with the loan. Community Bank requires property and casualty insurance and flood insurance if the property is in a flood zone area.

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

Construction Loans. We originate construction loans to individuals to finance the construction of residential dwellings and also originate loans for the construction of commercial properties, including hotels, apartment buildings, housing developments, and owner-occupied properties used for businesses. At December 31, 2016, $10.6 million, or 1.6% of our total loan portfolio consisted of construction loans. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on both residential and commercial construction. Before making a commitment to fund a construction loan, we require a pro forma appraisal of the property, as completed by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. We typically do not lend to developers unless they maintain a 15% cash equity position in the project.

Commercial and Industrial Loans. We originate commercial and industrial loans and lines of credit to borrowers located in our market area which are generally secured by collateral other than real estate such as equipment, inventory, and other business assets. At December 31, 2016, $80.8 million, or 11.9% of our total loan portfolio, consisted of commercial and industrial loans. The loans generally have terms of maturity from three to five years with adjustable interest rates tied to the prime rate or the weekly average of the FHLB of Pittsburgh three to ten year fixed rates. We generally obtain personal guarantees from the borrower or a third party as a condition to originating the loan. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default because their repayment is generally dependent on the successful operation of the borrower’s business.

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

Consumer Loans. We originate consumer loans which primarily consist of indirect auto loans and, to a lesser extent, secured and unsecured loans and lines of credit. As of December 31, 2016, consumer loans totaled $114.2 million, or 16.7%, of our total loan portfolio, of which $105.7 million were indirect auto loans. Consumer loans are generally offered on a fixed-rate basis. Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Consumer loans consist primarily of indirect automobile loans whereby a portion of the rate is prepaid to the dealer and accrued in a prepaid dealer reserve account. Thus the true yield for the portfolio is significantly less than the note rate disclosed below.

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Originated Loans
2017	$928	4.57%	$6,845	3.89%	$182	5.75%	$2,116	4.54%
2018	609	4.62	342	5.19	968	3.89	2,812	4.48
2019	998	4.42	813	4.82	744	4.25	3,337	4.20
2020 to 2021	4,495	4.15	10,395	3.91	1,485	4.25	17,242	4.16
2022 to 2026	30,672	4.01	41,263	4.41	405	2.62	19,745	4.31
2027 to 2031	42,479	4.03	66,641	4.45	5	4.75	3,360	4.51
2032 and Beyond	105,896	4.19	13,595	4.05	6,857	4.08	22,479	3.54
Total	$186,077	4.13	$139,894	4.34	$10,646	4.07	$71,091	4.05

	Consumer		Other		Total
		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate
Originated Loans
2017	$1,120	3.83%	$2	1.95%	$11,193	4.08%
2018	3,733	3.95	19	2.50	8,483	4.01
2019	12,647	3.72	61	3.00	18,600	4.20
2020 to 2021	58,758	4.11	62	3.00	92,437	4.10
2022 to 2026	30,296	5.37	106	3.68	122,487	4.57
2027 to 2031	1	5.75	746	2.95	113,232	4.26
2032 and Beyond	7,452	5.67	2,641	4.12	158,920	4.15
Total	$114,007	4.49	$3,637	3.82	$525,352	4.27

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Loans Acquired at Fair Value
2017	$136	6.56%	$840	7.43%	$-	-%	$81	3.69%
2018	373	4.70	3,901	3.46	-	-	2,801	3.96
2019	1,667	4.61	557	5.66	-	-	1,444	3.22
2020 to 2021	836	4.79	4,234	4.30	-	-	855	4.38
2022 to 2026	6,139	4.31	28,029	4.24	-	-	2,551	3.97
2027 to 2031	14,042	4.21	3,840	4.49	-	-	-	-
2032 and Beyond	62,318	4.59	19,715	4.51	-	-	1,989	4.17
Total	$85,511	4.51	$61,116	4.36	$-	-	$9,721	3.93

	Consumer				Total
		Weighted				Weighted
Due During the Years		Average				Average
Ending December 31,	Amount	Rate			Amount	Rate
Loans Acquired at Fair Value
2017	$1	12.00%			$1,058	7.04%
2018	4	12.00			7,079	3.73
2019	5	10.00			3,673	4.23
2020 to 2021	-	-			5,925	4.38
2022 to 2026	-	-			36,719	4.23
2027 to 2031	45	6.50			17,927	4.27
2032 and Beyond	142	5.93			84,164	4.56
Total	$197	6.28			$156,545	4.42

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Total Loans
2017	$1,064	4.83%	$7,685	4.28%	$182	5.75%	$2,197	4.51%
2018	982	4.65	4,243	3.60	968	3.89	5,613	4.22
2019	2,665	4.54	1,370	5.16	744	4.25	4,781	3.90
2020 to 2021	5,331	4.25	14,629	4.02	1,485	4.25	18,097	4.17
2022 to 2026	36,811	4.06	69,292	4.34	405	2.62	22,296	4.27
2027 to 2031	56,521	4.07	70,481	4.45	5	4.75	3,360	4.51
2032 and Beyond	168,214	4.34	33,310	4.32	6,857	4.08	24,468	3.59
Total	$271,588	4.25	$201,010	4.35	$10,646	4.07	$80,812	4.04

	Consumer		Other		Total
		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate
Total Loans
2017	$1,121	3.84%	$2	1.95%	$12,251	4.34%
2018	3,737	3.96	19	2.50	15,562	3.88
2019	12,652	3.72	61	3.00	22,273	4.20
2020 to 2021	58,758	4.11	62	3.00	98,362	4.12
2022 to 2026	30,296	5.37	106	3.68	159,206	4.49
2027 to 2031	46	6.48	746	2.95	131,159	4.26
2032 and Beyond	7,594	5.67	2,641	4.12	243,084	4.29
Total	$114,204	4.49	$3,637	3.82	$681,897	4.31

The following table sets forth at December 31, 2016, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2017.

	(Dollars in thousands)
	Due After December 31, 2017
	Fixed	Adjustable	Total
Originated Loans
Real Estate:
Residential	$159,257	$25,892	$185,149
Commercial	18,329	114,720	133,049
Construction	4,046	6,418	10,464
Commercial and Industrial	28,657	40,318	68,975
Consumer	107,812	5,075	112,887
Other	2,870	765	3,635
Total loans	$320,971	$193,188	$514,159

Loans Acquired at Fair Value
Real Estate:
Residential	$78,430	$6,945	$85,375
Commercial	22,456	37,820	60,276
Construction	-	-	-
Commercial and Industrial	4,681	4,959	9,640
Consumer	36	160	196
Total loans	$105,603	$49,884	$155,487

Total Loans
Real Estate:
Residential	$237,687	$32,837	$270,524
Commercial	40,785	152,540	193,325
Construction	4,046	6,418	10,464
Commercial and Industrial	33,338	45,277	78,615
Consumer	107,848	5,235	113,083
Other	2,870	765	3,635
Total loans	$426,574	$243,072	$669,646

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. Community Bank’s loan approval policies and limits are also established by its board of directors. All loans originated by Community Bank are subject to its underwriting guidelines. Loan approval authorities vary based on loan size in the aggregate. Individual officer loan approval authority generally applies to loans of up to $500,000. Loans above that amount and up to $1 million may be approved by the Loan Committee. Loans between $1 million and $2 million may be approved by the Discount Committee. Loans in the aggregate over $2 million must be approved by the Board of Directors.

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

Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off. At December 31, 2016, we had $351,000 of loans 90 days or more past due that were still accruing interest. Nonperforming assets decreased $2.4 million to $8.6 million at December 31, 2016 compared to $11.0 million at December 31, 2015. The decrease in the level of nonperforming assets was primarily due to the resolution of two commercial real estate properties in the first quarter of 2016.

Management believes the volume of nonperforming assets can be partially attributed to unique borrower circumstances as well as the economy in general. We have an experienced chief lending officer and collections and loan review departments which monitor the loan portfolio and seek to prevent any deterioration of asset quality.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2016, we owned $174,000 of property classified as real estate owned.

Nonperforming Assets. The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. Included in nonperforming loans and assets are troubled debt restructurings, which are loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties.

	(Dollars in Thousands)
	December 31,
	2016	2015	2014	2013	2012
Non-accrual loans:
Originated Loans
Real estate:
Residential	$308	$687	$309	$339	$1,509
Commercial	73	3,463	581	2,665	2,669
Construction	107	230	344	365	365
Commercial and Industrial	1,829	-	4	-	406
Consumer	160	14	-	17	36
Total Originated Non-accrual Loans	2,477	4,394	1,238	3,386	4,985

Loans Acquired at Fair Value
Real estate:
Residential	$1,565	1,500	1,234	-	-
Commercial	347	399	484	-	-
Commercial and Industrial	-	42	-	-	-
Total Loans Acquired at Fair Value Non-accrual Loans	1,912	1,941	1,718	-	-
Total non-accrual loans	4,389	6,335	2,956	3,386	4,985

Accruing loans past due 90 days or more:
Originated Loans
Real estate:
Residential	120	193	369	-	-
Consumer	8	-	10	-	-
Total originated accruing loans 90 days or more past due	128	193	379	-	-

Loans Acquired at Fair Value
Real estate:
Residential	223	-	-	-	-
Total loans acquired at fair value accruing 90 days or more past due	223	-	-	-	-
Total accruing loans 90 days or more past due	351	193	379	-	-
Total non-accrual loans and accruing loans 90 days or more past due	4,740	6,528	3,335	3,386	4,985
Troubled debt restructurings, accruing
Originated Loans:
Real Estate - Commercial	1,325	1,375	246	543	293
Commercial and Industrial	6	7	310	-	-
Other	4	-	-	-	-
Total Originated Loans	1,335	1,382	556	543	293
Loans Acquired at Fair Value:
Real Estate - Residential	1,299	1,296	1,337	-	-
Real Estate - Commercial	660	1,488	1,800	-	-
Commercial and Industrial	393	-	-	-	-
Total Loans Acquired at Fair Value	2,352	2,784	3,137	-	-
Total Troubled Debt Restructurings, Accruing	3,687	4,166	3,693	543	293

Total nonperforming loans	8,427	10,694	7,028	3,929	5,278

Real estate owned:
Residential	-	138	104	82	629
Commercial	-	-	-	54	75
Other	174	174	174	174	224
Total real estate owned	174	312	278	310	928

Total nonperforming assets	$8,601	$11,006	$7,306	$4,239	$6,206

Nonperforming loans to total loans	1.24%	1.56%	1.03%	1.04%	1.52%
Nonperforming assets to total assets	1.02	1.32	0.86	0.78	1.14

For the year ended December 31, 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $86,000.

At December 31, 2016, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets is not warranted. The Company designates an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. The Company uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Those loans that typically represent a specific allocation of the allowance for loan losses are placed in the Doubtful category. As part of the periodic exams of Community Bank by the FDIC and the Pennsylvania Department of Banking and Securities, the staff of such agencies reviews our classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. The following table shows the principal amount of special mention and classified loans at December 31, 2016 and December 31, 2015.

	(Dollars in thousands)
	December 31,
	2016			2015
	Originated Loans	Loans Acquired at Fair Value	Total	Originated Loans	Loans Acquired at Fair Value	Total
Special Mention	$17,888	$2,400	$20,288	$9,993	$3,248	$13,241
Substandard	4,418	3,255	7,673	8,017	6,103	14,120
Doubtful	2,474	121	2,595	1,327	-	1,327
Loss	-	-	-	-	-	-
Total	$24,780	$5,776	$30,556	$19,337	$9,351	$28,688

The total amount of special mention and classified loans increased $1.9 million, or 6.5%, to $30.6 million at December 31, 2016 compared to $28.7 million at December 31, 2015. The increase in special mention loans was due to a decline in performance of larger originated commercial real estate loans. The decrease in substandard loans is primarily due to classified loan payoffs and improved loan performance which resulted in loan rating upgrades.

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

This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered non-accrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exists, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated. Troubled Debt Restructuring (TDR) loans are generally considered impaired loans until such loans are performing in accordance with their modified terms. Once a TDR loan establishes a consistent payment history under the modified terms, then it is considered to return to accrual status. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans. An unallocated component is maintained to cover uncertainties that could affect the Company’s estimate of probable losses. Generally, management considers all nonaccrual and TDR loans and certain renegotiated debt, when it exists, for impairment. The maximum period without payment that typically can occur before a loan is considered for impairment is ninety days. The past due status of loans receivable is determined based on contractual due dates for loan payments.

The allowance for loan losses increased $1.3 million, or 20.2%, to $7.8 million at December 31, 2016 compared to $6.5 million at December 31, 2015. Net charge-offs were $727,000 during 2016 compared to $710,000 during 2015. The allowance for loan losses to nonperforming loans ratio increased to 92.60% at December 31, 2016 compared to 60.69% at December 31, 2015. The increase was due to a decrease in nonperforming loans, mainly attributed to decreases in non-accrual and TDR commercial real estate loans and an increase in the provision.

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

	(Dollars in Thousands)
	Years Ended December 31,
	2016	2015	2014	2013	2012
Originated Loans
Balance at beginning of year	$6,490	$5,195	$5,382	$5,904	$5,879
Provision for loan losses	1,326	1,747	-	100	450
Charge-offs:
Real estate:
Residential	(24)	(23)	(39)	(181)	(71)
Commercial	(11)	(291)	-	(555)	(103)
Construction	-	-	(38)	-	-
Commercial and Industrial	-	-	-	(109)	(255)
Consumer	(717)	(326)	(195)	(96)	(167)
Other	(49)	-	-	-	-
Total Charge-offs	(801)	(640)	(272)	(941)	(596)

Recoveries:
Real estate:
Residential	10	49	2	86	49
Commercial	95	11	-	69	-
Construction	-	-	-	-	-
Commercial and Industrial	-	10	5	68	50
Consumer	140	118	78	96	72
Other	23	-	-	-	-
Total Recoveries	268	188	85	319	171
Net charge-offs	(533)	(452)	(187)	(622)	(425)
Balance at end of year	$7,283	$6,490	$5,195	$5,382	$5,904

	(Dollars in Thousands)
	Years Ended December 31,
	2016	2015	2014
Loans Acquired at Fair Value
Balance at beginning of year	$-	$-	$-
Provision for loan losses	714	258	-
Charge-offs:
Real estate:
Residential	(24)	(197)	-
Commercial	(180)	(18)	-
Consumer	(7)	(61)	-
Total Charge-offs	(211)	(276)	-

Recoveries:
Real estate:
Residential	7	14	-
Commercial	3	3	-
Consumer	7	1	-
Total Recoveries	17	18	-
Net charge-offs	(194)	(258)	-
Balance at end of year	$520	$-	$-

	(Dollars in Thousands)
	Years Ended December 31,
	2016	2015	2014	2013	2012
Total Allowance for Loan Losses
Balance at beginning of year	$6,490	$5,195	$5,382	$5,904	$5,879
Provision for loan losses	2,040	2,005	-	100	450
Charge-offs:
Real estate:
Residential	(48)	(220)	(39)	(181)	(71)
Commercial	(191)	(309)	-	(555)	(103)
Construction	-	-	(38)	-	-
Commercial and Industrial	-	-	-	(109)	(255)
Consumer	(724)	(387)	(195)	(96)	(167)
Other	(49)	-	-	-	-
Total Charge-offs	(1,012)	(916)	(272)	(941)	(596)

Recoveries:
Real estate:
Residential	17	63	2	86	49
Commercial	98	14	-	69	-
Construction	-	-	-	-	-
Commercial and Industrial	-	10	5	68	50
Consumer	147	119	78	96	72
Other	23	-	-	-	-
Total Recoveries	285	206	85	319	171
Net charge-offs	(727)	(710)	(187)	(622)	(425)
Balance at end of year	$7,803	$6,490	$5,195	$5,382	$5,904

Allowance for loan losses to nonperforming loans	92.60%	60.69%	73.92%	136.98%	102.13%
Allowance for loan losses to total loans	1.14	0.95	0.76	1.42	1.70
Net charge-offs to average loans	0.11	0.11	0.04	0.17	0.12

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

	(Dollars in thousands)
	December 31,
	2016		2015		2014		2013		2012
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
Originated Loans
Real Estate:
Residential	$1,106	35.4%	$1,623	35.2%	$2,690	39.4%	$1,481	43.3%	$2,215	41.8%
Commercial	1,942	26.7	2,045	26.4	582	25.7	1,703	25.2	2,051	27.5
Construction	65	2.0	137	3.6	122	2.5	355	2.7	326	3.1
Commercial and Industrial	1,579	13.5	784	12.5	684	13.0	1,013	11.0	1,043	11.2
Consumer	2,463	21.7	1,887	21.4	1,015	18.6	592	15.6	320	15.5
Other	-	0.7	-	0.9	-	0.8	-	2.2	-	0.9
Total Allocated Allowance	7,155	100.0	6,476	100.0	5,093	100.0	5,144	100.0	5,955	100.0
Unallocated	128	-	14	-	102	-	238	-	(51)	-
Total Allowance for Loan
Losses on Originated Loans	$7,283	100.0%	$6,490	100.0%	$5,195	100.0%	$5,382	100.0%	$5,904	100.0%

Loans Acquired at Fair Value
Real Estate:
Residential	$-	54.7%	$-	51.7%	$-	58.4%
Commercial	365	39.0	-	37.8	-	28.2
Construction	-	0.0	-	1.9	-	4.4
Commercial and Industrial	120	6.2	-	8.3	-	8.5
Consumer	-	0.1	-	0.3	-	0.5
Total Allocated Allowance	485	100.0	-	100.0	-	100.0
Unallocated	35	-	-	-	-	-
Total Allowance for Loan
Losses on Loans Acquired at Fair Value	$520	100.0%	$-	100.0%	$-	100.0%

Total Loans
Real Estate:
Residential	$1,106	39.8%	$1,623	40.0%	$2,690	47.1%	$1,481	43.3%	$2,215	41.8%
Commercial	2,307	29.5	2,045	29.7	582	26.7	1,703	25.2	2,051	27.5
Construction	65	1.6	137	3.1	122	3.2	355	2.7	326	3.1
Commercial and Industrial	1,699	11.9	784	11.3	684	11.2	1,013	11.0	1,043	11.2
Consumer	2,463	16.7	1,887	15.2	1,015	11.3	592	15.6	320	15.5
Other	-	0.5	-	0.7	-	0.5	-	2.2	-	0.9
Total Allocated Allowance	7,640	100.0	6,476	100.0	5,093	100.0	5,144	100.0	5,955	100.0
Unallocated	163		14		102		238		(51)
Total Allowance for Loan Losses	$7,803	100.0%	$6,490	100.0%	$5,195	100.0%	$5,382	100.0%	$5,904	100.0%

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

The accounting rules require that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. Our entire portfolio is designated as available-for-sale.

The portfolio consists primarily of U.S. government and agency securities, municipal bonds, and mortgage-backed securities classified as available for sale. We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2016, we had no investment securities that were deemed to be other than temporarily impaired.

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

U.S. Government and Agency Securities. At December 31, 2016, we held U.S. Government and agency securities with a fair value of $66.2 million compared to $51.2 million at December 31, 2015. At December 31, 2016, these securities had an average expected life of 3.1 years. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Municipal Bonds. At December 31, 2016, we held available-for-sale municipal bonds with a fair value of $35.7 million compared to $40.1 million at December 31, 2015. Nearly all of our municipal bonds are issued by local municipalities or school districts located in Pennsylvania. Municipal bonds may be general obligation of the issuer or secured by specific revenues. The majority of our municipal bonds are general obligation bonds, which are backed by the full faith and credit of the municipality, paid off with funds from taxes and other fees, and have ratings (when available) of A or above. We also invest in a limited amount of special revenue municipal bonds, which are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building.

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by the United States government or government sponsored enterprises. These securities, which consist of mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, had an amortized cost of $2.6 million and $3.4 million at December 31, 2016 and 2015, respectively. The fair value of our mortgage-backed securities portfolio was $2.6 million and $3.4 million at December 31, 2016 and 2015, respectively. At December 31, 2016, all of the mortgage-backed securities in the investment portfolio had fixed rates of interest.

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

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include FHLB of Pittsburgh and Atlantic Community Bankers’ Bank stock totaling $3.7 million, $3.8 million, and $3.4 million at December 31, 2016, 2015 and 2014, respectively.

	(dollars in thousands)
	December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale
U.S. Government Agencies	$67,944	$66,156	$51,151	$51,188	$57,669	$57,651
Obligations of States and Political Subdivisions	35,856	35,735	39,351	40,074	41,611	42,381
Mortgage-Backed Securities -Government-Sponsored Enterprises	2,588	2,619	3,390	3,403	4,240	4,273
Equity Securities - Mutual Funds	500	507	500	513	500	514
Equity Securities - Other	1,106	1,191	600	685	573	630
Total securities available-for-sale	$107,994	$106,208	$94,992	$95,863	$104,593	$105,449

	December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities held-to-maturity:
Obligations of States and Political Subdivisions	$-	$-	$-	$-	$504	$504
Total securities held-to-maturity	$-	$-	$-	$-	$504	$504

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date, but have been included in the Due after Ten Years category.

	(Dollars in thousands)
			More than One Year		More Than Five Years
	One Year or Less		Through Five Years		Through Ten Years		More Than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Government Agencies	$-	-%	$7,957	1.75%	$58,199	1.88%	$-	-%	$66,156	1.86%
Obligations of States and Political Subdivisions	6,070	3.54	5,880	2.04	22,235	2.27	1,550	2.15	35,735	2.47
Mortgage-Backed Securities - Government-Sponsored Enterprises	-	-	-	-	2,619	2.07	-	-	2,619	2.07
Equity Securities - Mutual Funds	-	-	-	-	-	-	507	2.28	507	2.28
Equity Securities - Other	-	-	-	-	-	-	1,191	3.24	1,191	3.24
Total available-for-sale securities	$6,070	3.54%	$13,837	1.87%	$83,053	1.99%	$3,248	2.55%	$106,208	2.07%

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

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	(Dollars in Thousands)
	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Non-Interest Bearing Demand Deposits	$163,790	23.9%	-%	$164,015	23.6%	-%	$133,888	25.7%	-%
NOW Accounts	114,301	16.7	0.18	104,202	15.0	0.16	77,713	14.9	0.19
Savings Accounts	122,710	17.9	0.18	122,652	17.7	0.18	94,856	18.2	0.18
Money Market Accounts	143,644	20.9	0.25	151,338	21.8	0.23	115,585	22.1	0.26
Time Deposits	141,040	20.6	1.06	151,730	21.9	1.06	99,920	19.1	1.20
Total Deposits	$685,485	100.0%	0.33%	$693,937	100.0%	0.34%	$521,962	100.0%	0.35%

The following table sets forth time deposits classified by interest rate as of the dates indicated.

	(Dollars in thousands)
	December 31,
	2016	2015	2014
Interest Rate Range:
Less than 0.25%	$21,246	$24,136	$31,231
0.25% to 0.50%	18,627	30,968	27,531
0.51% to 1.00%	18,233	18,432	21,055
1.01% to 2.00%	82,238	51,321	39,487
2.01% to 3.00%	11,957	16,878	24,454
3.01% to 4.00%	1,513	1,645	3,767
4.01% or greater	1,214	2,271	4,069
Total Time Deposits	$155,028	$145,651	$151,594

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our time deposits at December 31, 2016.

	(Dollars in thousands)
	December 31, 2016
	Period to Maturity
	Less Than	More Than	More Than	More Than	More Than			Percent
	Or Equal to	One to	Two to	Three to	Four to	More Than		of
	One Year	Two Years	Three Years	Four Years	Five Years	Five Years	Total	Total
Interest Rate Range:
Less than 0.25%	$15,764	$5,088	$18	$324	$52	$-	$21,246	13.7%
0.25% to 0.50%	14,846	3,740	-	41	-	-	18,627	12.0
0.51% to 1.00%	9,781	4,556	2,806	1,090	-	-	18,233	11.8
1.01% to 2.00%	5,647	25,272	18,890	15,153	8,642	8,634	82,238	53.0
2.01% to 3.00%	1,765	4,801	476	2,036	2,356	523	11,957	7.7
3.01% to 4.00%	919	311	279	4	-	-	1,513	1.0
4.01% or greater	841	373	-	-	-	-	1,214	0.8
Total	$49,563	$44,141	$22,469	$18,648	$11,050	$9,157	$155,028	100.0%

As of December 31, 2016, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $79.8 million, of which $31.7 million were deposits from public entities. The following table sets forth the maturity of those time deposits as of December 31, 2016.

(Dollars in Thousands)
December 31, 2016
Three Months or Less	$7,676
Over Three Months to Six Months	9,726
Over Six Months to One Year	6,106
Over One Year to Three Years	37,149
Over Three Years	19,102
Total	$79,759

Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon borrowings to supplement our supply of available funds and to fund deposit withdrawals. Our borrowings consist of advances from the FHLB, funds borrowed under repurchase agreements and federal funds purchased.

The FHLB functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met. We typically secure advances from the FHLB with one- to four-family residential mortgage loans and commercial real estate loans. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2016, we had a maximum borrowing capacity with the FHLB of up to $294.0 million. At December 31, 2016, we had $28.0 million in FHLB advances outstanding, which were all long-term borrowings.

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

At December 31, 2016, we also maintained a Borrower-In-Custody of Collateral agreement with the Federal Reserve Bank of Cleveland for advances of up to $88.1 million and multiple line of credit arrangements with various banks totaling $40.0 million. At December 31, 2016, we did not have any outstanding balances under any of these borrowing relationships.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2016	2015	2014
Balance at End of Period	$28,000	$37,360	$40,936
Average Balance Outstanding During the Period	28,596	28,801	9,440
Maximum Amount Outstanding at any Month End	34,160	46,067	40,936
Weighted Average Interest Rate at End of Period	1.80%	1.47%	1.59%
Average Interest Rate During the Period	1.80	1.09	1.46

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2016	2015	2014
Balance at End of Period	$27,027	$23,088	$20,884
Average Balance Outstanding During the Period	26,311	23,303	17,525
Maximum Amount Outstanding at any Month End	30,095	27,908	25,893
Weighted Average Interest Rate at End of Period	0.24%	0.18%	0.17%
Average Interest Rate During the Period	0.26	0.24	0.26

Subsidiary Activities

Community Bank is the only subsidiary of the Company. Community Bank wholly-owns Exchange Underwriters, Inc., a full-service, independent insurance agency.

Personnel

As of December 31, 2016, the Company and Community Bank had a total of 200 full-time equivalent employees. None of the Company’s employees are represented by a collective bargaining group.

REGULATION AND SUPERVISION

General

CB Financial Services, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. As such, it is registered with, subject to examination and supervision by, and otherwise required to comply with the rules and regulations of, the Federal Reserve Board.

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

At December 31, 2016, Community Bank’s capital exceeded all applicable requirements.

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

Loans-to-One Borrower. Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, Community Bank was in compliance with the loans-to-one borrower limitations.

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

Generally, the Pennsylvania Department of Banking and Securities (the “Pennsylvania Department of Banking” or “PDBS”) is required to appoint a receiver or conservator for a state-chartered bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any bank holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The PDBS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2016, Community Bank met the criteria for being considered “well capitalized.”

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

FHLB System. Community Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, Community Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2016, Community Bank was in compliance with this requirement. Community Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for Community Bank.

Federal Reserve System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2016: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.0 million; a 10% reserve ratio is applied above $110.0 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Community Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2017, establish a 3% reserve ratio for aggregate transaction accounts up to $115.1 million, a 10% ratio above $115.1 million, and an exemption of $15.5 million.

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

Federal Taxation. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from Community Bank as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years, subject to certain limitations. For its 2016 fiscal year, the Company’s maximum federal income tax rate was 34%.

State Taxation. The Company is subject to the Pennsylvania Bank and Trust Company Shares Tax, otherwise known as “shares tax”. The shares tax rate for fiscal year 2016 was 0.89%. As of July 1, 2016, the PA state legislature ratified an increase of the shares tax rate to 0.95% that becomes effective for tax years starting January 1, 2017. The tax is imposed on the Company’s adjusted equity.

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

In determining the adequacy of the allowance for loan losses, the Company analyzes its loss and delinquency experience by loan categories and considers the effect of existing economic conditions. In addition, the Company makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. If the results of these analyses are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the portfolio, which would require additions to the allowance and would reduce net income.

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

We conduct our business through our main office and fifteen branch offices. At December 31, 2016, our premises and equipment had an aggregate net book value of approximately $14.1 million. Of this amount, $4.2 million currently resides in fixed assets in process. The fixed assets in process amount is comprised of two office building projects that are currently on the Bank’s agenda. One is the current construction of the new Ralph J. Sommers, Jr. Operations Center that has approximately $2.4 million invested in the project as of December 31, 2016. The completion of this operations center is scheduled for the summer of 2017. The other project is an extensive renovation of an office building that was reclassified from an other real estate owned property into fixed assets in process in the first quarter of 2016. This project is in the preliminary planning stage and resides in fixed assets in process for approximately $1.9 million as of December 31, 2016 and primarily consists of the building cost. We believe that our office facilities are adequate to meet our present and immediately foreseeable needs.

The following table sets forth certain information concerning the main and each branch office at December 31, 2016.

				(Dollars In Thousands)
	Year	Owned	Approximate	Net Book
	Occupied or	or	Square	Value at
Location	Acquired	Leased	Footage	December 31, 2016

Main Office:
100 North Market Street
Carmichaels, PA 15320	1901	Owned	12,500	$1,116

Branch Offices (Greene County):
30 West Greene Street
Waynesburg, PA 15370	1980	Owned	2,800	271

100 Miller Lane		Building owned
Waynesburg, PA 15370	1983	Ground lease	7,500	236

3241 W. Roy Furman Highway
Rogersville, PA 15359	1987	Owned	720	123

1993 S. Eighty Eight Road				Included
Greensboro, PA 15338	1963	Owned	500	with main office

Operations Center (Greene County):
200 Greene Plaza
Waynesburg, PA 15370	2012	Leased	8,450	610

Branch Office (Allegheny County):
714 Brookline Boulevard
Pittsburgh, PA 15226	2004	Owned	244	261

Branch Offices (Washington County)
65 West Chestnut Street		Building owned
Washington, PA 15301	2009	Ground lease	1,494	740

Waterdam Centre
4139 Washington Road
McMurray, PA 15317	1994	Leased	2,800	134

200 Main Street
Claysville, PA 15232	1996	Owned	8,400	641

351 Oak Spring Road
Washington, PA 15301	2000	Leased	610	54

Southpointe Commons
325 Southpointe Boulevard, Ste. 100
Canonsburg, PA 15317	2000	Leased	1,811	201

235 West Main Street
Monongahela, PA 15063	2014	Owned	6,323	1,403

Washington Business Center:
90 West Chestnut Street, Ste 100
Washington, PA 15301	1987	Leased	6,815	31

Branch Offices (Fayette County):
545 West Main Street		Building owned
Uniontown, PA 15401	2014	Ground lease	4,160	947

Uniontown Business Center:
110 Daniel Drive , Suite 10
Uniontown, PA 15401	2016	Leased	1,935	47

101 Independence Street
Perryopolis, PA 15473	2014	Owned	1,992	282

Branch Offices (Westmoreland County):
565 Donner Avenue
Monessen, PA 15062	2014	Owned	18,055	1,420

1670 Broad Avenue
Belle Vernon, PA 15012	2014	Owned	5,048	1,164

Exchange Underwriters
121-123 West Pike Street
Canonsburg, PA 15317	2014	Owned and Leased	4,720	128

ITEM 3.	Legal Proceedings

At December 31, 2016, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, results of operations and cash flows.

ITEM 4.	Mine Safety Disclosures.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CBFV”. The Company began trading on the Nasdaq Global Market on November 3, 2014. Prior to November 3, 2014, the Company was quoted on the OTC Markets under the symbol “CBFV”. The approximate number of holders of record of the Company’s common stock as of March 1, 2017 was 533. Certain shares of Company common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

	2016			2015
Quarter Ended:	High	Low	Dividend	High	Low	Dividend
March 31	$22.90	$19.05	$0.22	$20.27	$19.39	$0.21
June 30	22.17	19.72	0.22	20.49	19.38	0.21
September 30	23.40	21.21	0.22	21.54	19.52	0.21
December 31	26.90	22.30	0.22	22.92	21.00	0.22

Equity Compensation Plans

The following table provides information at December 31, 2016 for compensation plans under which equity securities may be issued.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (A))
	(A)	(B)	(C)
Equity compensation plans:
Approved by stockholders	227,100	$23.17	164,005 (1)
Not approved by stockholders	-	-	-
Total	227,100	$23.17	164,005

(1)	Represents 120,074 shares available under the 2015 Equity Incentive Plan that can be issued as restricted stock awards or units and 43,931 shares that can be issued as stock options. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted.

During the fourth quarter of 2016, the Company did not repurchase shares of its common stock.

ITEM 6.	Selected Financial Data

The following tables set forth selected historical financial and other data of the Company at or for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. The information at December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015, and 2014 is derived in part from, and should be read together with, the audited financial statements and notes thereto beginning at page 53 of this Annual Report on Form 10-K. The information at December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 is derived in part from audited financial statements that are not included in this Annual Report on Form 10-K.

	(Dollars in Thousands)
	December 31,
	2016	2015	2014	2013	2012
Selected Financial Condition Data:
Total Assets	$846,075	$830,677	$846,314	$546,486	$546,753
Cash and Due From Banks	14,282	11,340	11,751	16,417	25,295
Investment Securities Available-for-Sale	106,208	95,863	105,449	133,810	155,331
Investment Securities Held-to-Maturity	-	-	504	1,006	2,032
Loans, Net	674,094	676,864	680,451	373,764	342,226
Deposits	698,218	679,299	697,494	480,335	470,148
Short-Term Borrowings	27,027	32,448	46,684	15,384	23,374
Other Borrowings	28,000	28,000	15,136	4,000	7,000
Total Stockholders’ Equity	89,469	86,896	81,912	45,005	44,470

	(Dollars in Thousands)
	Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Operating Data:
Interest and Dividend Income	$32,018	$31,917	$20,841	$17,905	$18,549
Interest Expense	2,870	2,715	1,960	2,236	3,093
Net Interest Income	29,148	29,202	18,881	15,669	15,456
Provision for Loan Losses	2,040	2,005	-	100	450
Net Interest Income After Provision for Loan Losses	27,108	27,197	18,881	15,569	15,006
Noninterest Income	7,362	7,595	3,818	3,205	3,533
Noninterest Expense - Merger-Related	-	-	1,979	-	-
Noninterest Expense	23,778	22,929	14,819	13,358	13,287
Income Before Income Taxes	10,692	11,863	5,901	5,416	5,252
Income Taxes	3,112	3,443	1,609	1,160	1,035
Net Income	$7,580	$8,420	$4,292	$4,256	$4,217

	Years Ended December 31,
	2016	2015	2014	2013	2012
Performance Ratios:
Return on Average Assets	0.91%	1.01%	0.72%	0.79%	0.78%
Return on Average Equity	8.48	9.89	8.60	9.43	9.60
Interest Rate Spread (1)(3)	3.68	3.69	3.34	3.08	3.09
Net Interest Margin (2)(3)	3.82	3.82	3.47	3.23	3.27
Noninterest Expense to Average Assets	2.85	2.74	2.81	2.47	2.47
Efficiency Ratio (4)	65.13	62.31	74.00	70.77	69.97
Dividend Payout Ratio (5)	0.47	0.41	0.52	0.49	0.49
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities	135.12	134.26	137.33	134.56	128.92
Average Equity to Average Assets	10.71	10.17	8.34	8.37	8.16

Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets (6)	13.37%	12.83%	N/A	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets (6)	13.37	12.83	11.63%	11.73%	11.87%
Total Capital to Risk-Weighted Assets (6)	14.62	13.89	12.50	12.98	13.13
Tier 1 Leverage Capital to Adjusted Total Assets (6)	9.80	9.60	9.33	7.70	7.33

Asset Quality Ratios:
Allowance for Loan Losses to Total Loans (7)	1.14%	0.95%	0.76%	1.42%	1.70%
Allowance for Loan Losses to Nonperforming Loans (7)	92.60	60.69	71.14	136.98	102.13
Net Charge-Offs to Average Loans	0.11	0.11	0.04	0.17	0.12
Nonperforming Loans to Total Loans	1.24	1.56	1.06	1.04	1.66
Nonperforming Loans to Total Assets	1.00	1.29	0.86	0.72	1.06
Nonperforming Assets to Total Assets	1.02	1.32	0.90	0.78	1.23

Other:
Number of Offices	16	16	16	11	11
Number of Full-Time Equivalent Employees	200	198	189	125	130

37

___________________________

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 34%.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Represents dividends declared per share divided by net income per share.
(6)	Capital ratios are for Community Bank only.
(7)	Loans acquired in connection with the merger with FedFirst were recorded at their estimated fair value at the acquisition date and did not include a carryover of the pre-merger allowance for loan losses.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 53 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information the Company provided in this Annual Report on Form 10-K.

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of fees and service charges on deposit accounts, fees and charges on loans, gain on sales of other real estate owned, income from bank-owned life insurance and other income. We continue to expect our noninterest income to increase in future periods as a result of the insurance commissions generated from the Bank’s subsidiary, Exchange Underwriters. Noninterest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, contracted services, legal fees, other real estate owned, advertising and promotion, stationery and supplies, deposit and general insurance and other expenses.

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

•	Improve earnings through asset diversification. Historically, we have emphasized the origination of residential mortgage loans secured by homes in our market area. However, loan diversification improves our earnings because commercial real estate and commercial and industrial loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.

•	Use sound underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Although we intend to continue our efforts to originate commercial real estate and commercial and industrial loans, we intend to continue our philosophy of managing loan exposures through our conservative approach to lending.

•	Improve our funding mix by marketing core deposits. Core deposits (demand deposits, NOW accounts, money market accounts and savings accounts) comprised 79.4% of our total deposits at December 31, 2016. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We have succeeded in growing core deposits by promoting a sales culture in our branch offices that is supported by the use of technology and by offering a variety of products for our business customers, such as sweep and insured money sweep services, remote electronic deposit, online banking with bill pay, mobile banking, and automated clearinghouse.

•	Supplement fee income through our insurance operations. Fee income earned through our insurance agency, Exchange Underwriters, supplements our income from banking operations. We intend to pursue opportunities to grow this line of business, including hiring insurance producers with established books of business and through acquisitions.

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

Goodwill. We recorded goodwill in connection with our merger with FedFirst. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecast of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2016. Based on the results of this assessment, no impairment charge was deemed necessary for the year ended December 31, 2016.

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

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Assets. Total assets increased $15.4 million, or 1.9%, to $846.1 million at December 31, 2016 compared to $830.7 million at December 31, 2015.

Investment securities classified as available-for-sale increased $10.3 million, or 10.8%, to $106.2 million at December 31, 2016 compared to $95.9 million at December 31, 2015. This increase was primarily the result of new security purchases to replace calls and maturities of U.S. government agencies and obligations of states and political subdivisions. These security activities were mainly funded by calls, maturities and loan portfolio payoffs.

Loans, net, decreased $2.8 million, or 0.4%, to $674.1 million at December 31, 2016 compared to $676.9 million at December 31, 2015. This was primarily due to net paydowns of $10.6 million on construction loans, $2.0 million on commercial real estate loans and $1.6 million on residential mortgage loans, partially offset by increases of $10.0 million in consumer loans (mainly indirect auto loans) and $3.7 million in commercial and industrial loans. The net loan payoffs were utilized to fund loan originations and security purchases during the current period.

Premises and equipment, net, increased $3.9 million, or 37.5%, to $14.1 million at December 31, 2016 compared to $10.3 million at December 31, 2015. This was mainly due to an other real estate owned property being reclassified into fixed assets in process during the first quarter. This property will undergo an extensive renovation and will be placed into Bank operations. In addition, there is an increase due to the new Operations Center currently under construction for the Bank.

Liabilities. Total liabilities increased $12.8 million, or 1.7%, to $756.6 million at December 31, 2016 compared to $743.8 million at December 31, 2015.

Total deposits increased $18.9 million, or 2.8%, to $698.2 million at December 31, 2016 compared to $679.3 million at December 31, 2015. There were increases of $9.4 million in time deposits, $7.4 million in money market accounts, $6.4 million in NOW accounts, $4.3 million in demand deposits, and $105,000 in savings accounts, partially offset by a decrease of $8.7 million in brokered deposits. Due to the low interest rate environment, the Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. To stimulate deposit growth and keep maturing certificates from leaving the Bank, the Chairman’s Challenge promotional deposit program was started in the current period. In addition, school district and municipal deposits increased $24.6 million due to building stronger customer relationships with these depositors and new accounts. Brokered deposits decreased primarily due to the Bank’s reduced participation in the reciprocal deposit network, which allows participating institutions to both send and receive identical amounts simultaneously and provides increased FDIC insurance coverage on customer deposit amounts greater than $250,000. The reciprocal deposit network does not share the same characteristics of traditional brokered deposits because they are based on actual customer relationships.

Short-term borrowings decreased $5.4 million, or 16.7%, to $27.0 million at December 31, 2016 compared to $32.4 million at December 31, 2015. At December 31, 2016, short-term borrowings were comprised of $27.0 million of securities sold under agreements to repurchase compared to $23.1 million at December 31, 2015. The increase is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. In addition, other short-term borrowings decreased by $9.4 million, to zero remaining at December 31, 2016 compared to $9.4 million at December 31, 2015. In the prior year, a portion of FHLB short-term borrowings were replaced with $28.0 million in long-term borrowings with laddered maturities designed to mitigate the Company’s interest rate risk in the event of rising interest rates. Funds generated from security maturities and calls and loans sales in the current period were utilized for loan funding and liquidity needs. As a result of prior year activity, the weighted average interest rate on long-term borrowings remained constant at 1.80%.

Stockholders’ Equity. Stockholders’ equity increased $2.6 million, or 3.0%, to $89.5 million at December 31, 2016 compared to $86.9 million at December 31, 2015. During the period, net income was $7.6 million and the Company paid $3.6 million in dividends to stockholders.

Comparison of Operating Results for the Years Ended December 31, 2016 and December 31, 2015

Overview. Net income decreased $840,000, or 10.0%, to $7.6 million, for the year ended December 31, 2016 compared to $8.4 million for the year ended December 31, 2015.

Net Interest Income. Net interest income decreased $54,000, or 0.2%, to $29.1 million for the year ended December 31, 2016 compared to $29.2 million for the year ended December 31, 2015.

Interest and dividend income increased $101,000, or 0.3%, to $32.0 million for the year ended December 31, 2016 compared to $31.9 million for the year ended December 31, 2015. Interest income on taxable securities increased $279,000 due to an increase of 48 basis points in yield from new purchases or from higher yields on the existing securities in the portfolio. In addition, calls on discounted agency securities resulted in accelerated discount accretion recognition into income in the current period. Interest income on loans increased $14,000 and had an increase in average loans outstanding of $545,000. The slight increase in average loans was due to loan originations within the indirect auto, commercial, lines of credit and student loan portfolios, partially offset by decreases in mortgage and installment loans mainly due to loan payoffs. The accretion on the acquired loan portfolio credit mark as of the year ended December 31, 2016 was 21 basis points compared to 16 basis points for the year ended December 31, 2015. Other interest and dividend income decreased $103,000 primarily due to a decrease in FHLB stock dividends which included the payment of a special dividend in the first quarter of 2015 of $56,000. As a result of receiving no special dividend in the current year and a decrease in short-term borrowings compared to the prior year, the Bank was required to hold less FHLB stock. Interest income on securities exempt from federal tax decreased $101,000 due to deploying proceeds from security calls and maturities into loan funding, purchasing taxable securities and satisfying liquidity needs in the current year. There was a decrease of $3.6 million in the average balance on securities exempt from federal tax and a decrease of 2 basis points in yield as a result of security calls and maturities that had higher yields.

Interest expense increased $155,000, or 5.7%, to $2.9 million for the year ended December 31, 2016 compared to $2.7 million for the year ended December 31, 2015. Interest expense on other borrowed funds increased $224,000 due to an increase in long-term borrowings. This was primarily due to the Bank laddering $15.0 million in short-term borrowings in the first quarter of 2015 and $13.0 million in short-term borrowings in late 2015 into a series of long-term FHLB borrowings to mitigate the Company’s interest rate risk in the event of rising interest rates. Interest expense on deposits decreased $59,000 due to a decrease in average interest-bearing deposits of $8.2 million which we attribute primarily to time deposit accounts rate shopping in the current low interest rate market. The average cost of interest-bearing deposits remained constant year over year at 44 basis points. In addition, short-term borrowings decreased $10,000 in the current period due to the laddering of FHLB long-term borrowings.

Provision for Loan Losses. The provision for loan losses increased $35,000 and was $2.0 million for the year ended December 31, 2016, of which $714,000 was attributed to the acquired loan portfolio compared to $2.0 million provision for loan losses for the year ended December 31, 2015. Net charge-offs for the year ended December 31, 2016 were $727,000, which included $578,000 of net charge-offs on automobile loans, compared to net charge-offs of $710,000 for the year ended December 31, 2015. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses and determined the additional current provision was necessary for the year ended December 31, 2016 compared to the year ended December 31, 2015. There was loan growth of $9.4 million in indirect auto loans and approximately a $400,000 increase in auto loan net charge-offs as compared to the prior year. In addition, there was an increase of $1.9 million in criticized loans at year-end as compared to the prior year. As the acquired loan portfolio has loan payoffs, paydowns and accretion of the credit mark, the need for additional provision is required based on our loan loss analysis.

Noninterest Income. Noninterest income decreased $233,000, or 3.1%, to $7.4 million for the year ended December 31, 2016 compared to $7.6 million at December 31, 2015. There was a $439,000 decrease in insurance commissions from Exchange Underwriters due to reduced contingency fees and a decline in commercial commission and fee income received in the current year. Service fees on deposit accounts decreased $172,000 primarily due to a decrease in check card fees from deposit accounts acquired in the merger recognized in the prior period. Other commissions decreased $66,000 primarily due to the prior year recognition of a securities class action lawsuit settlement proceeds and a state mutual thrift tax refund both from the merger. Other miscellaneous income decreased $29,000 primarily due to increases in amortization on mortgage servicing rights related to loans sold to the FHLB and third party student loan servicing fees due to an increase in student loan originations in the current year. This was partially offset by an increase in the servicing income received from mortgage loans sold to the FHLB as part of the MPF® program. There was an increase in the net gains on sales of residential mortgage loans of $301,000. The increase in gains was primarily due to an increase in the number of loans originated and subsequently sold to the FHLB as part of the MPF® programs. In addition, net gains on the sales of investments increased $168,000 due to the sale of equity securities. These sales were transacted to recognize capital gains that will be offset by a capital loss carry forward deferred tax asset that was acquired in the merger.

Noninterest Expense. Noninterest expense increased $849,000, or 3.7%, to $23.8 million for the year ended December 31, 2016 compared to $22.9 million for the year ended December 31, 2015. Salaries and employee benefits increased $631,000, primarily due to additional employees, normal salary increases and employee stock options and restricted stock awards expense. This was partially offset by decreases in incentive compensation and group health insurance expense. Other noninterest expense increased $239,000 primarily due to an increase in various miscellaneous expenses, such as non-employee stock options and restricted stock awards, telephone, supplies, other losses attributable to debit card fraud losses and PA state bank assessment. This was partially offset by decreases in teller shortages, overdraft charge-offs and PA state sales tax. Occupancy and equipment increased $217,000 and $94,000, respectively, primarily due to accelerated depreciation taken on leasehold improvements in the Bank’s current operation center that will not transfer over to the new Operations Center currently under construction for the Bank. Other increases for occupancy were related to real estate taxes, bank building rental and utilities mainly from the other real estate owned property reclassified into fixed assets in process during the first quarter. This property will undergo an extensive renovation and will subsequently be placed into Bank operations within our Southwestern Pennsylvania market. Equipment expense increases were mainly due to maintenance contracts from our core processing vendor and final copier/printer invoices from a discontinued contract. In addition, equipment depreciation increased due to fixed asset acquisitions placed into service, primarily for the Uniontown Business Center that was opened during the second quarter. PA shares tax, which is calculated based on the Bank’s stockholders’ equity, increased $41,000 due to the net income impact on stockholders’ equity. Other real estate owned income was $393,000 in the current period compared to $196,000 in the prior period resulting in a decrease of $197,000 in expense. This change is primarily due to the $566,000 pre-tax gain recognized due to the foreclosure procedures on two commercial real estate loans that moved into other real estate owned properties in the first quarter of 2016. Advertising decreased $111,000 related to the termination of a cooperative marketing agreement at Exchange Underwriters, partially offset by advertising initiatives to promote the Bank. The FDIC assessment decreased $75,000 due to a factor reduction by the FDIC in the computation of the insurance assessment.

Income Tax Expense. Income taxes decreased $331,000, to $3.1 million for the year ended December 31, 2016 compared to $3.4 million for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016 was 29.1% compared to 29.0% for the year ended December 31, 2015. The decrease in income taxes was due to a decrease of $1.2 million in pre-tax income. The increase in the effective tax rate was related to the decrease in tax-exempt income in the current period.

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

	(Dollars in thousands)
	Years Ended December 31,
	2016			2015			2014
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-Earning Assets:
Loans, Net	$672,321	$29,685	4.42%	$671,776	$29,668	4.42%	$433,668	$18,589	4.29%
Investment Securities
Taxable	57,224	1,238	2.16	57,082	959	1.68	67,512	862	1.28
Tax Exempt	38,259	1,509	3.94	41,892	1,661	3.96	47,184	1,978	4.19
Other Interest-Earning Assets	11,720	190	1.62	11,318	281	2.48	16,637	138	0.83
Total Interest-Earning Assets	779,524	32,622	4.18	782,068	32,569	4.16	565,001	21,567	3.82
Noninterest-Earning Assets	54,540			55,300			33,520
Total Assets	$834,064			$837,368			$598,521

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$114,301	204	0.18%	$104,202	165	0.16%	$77,715	147	0.19%
Savings	122,710	225	0.18	122,652	222	0.18	94,856	175	0.18
Money Market	143,644	362	0.25	151,338	355	0.23	115,585	303	0.26
Time Deposits	141,040	1,493	1.06	151,730	1,601	1.06	95,920	1,150	1.20
Total Interest-Bearing Deposits	521,695	2,284	0.44	529,922	2,343	0.44	384,076	1,775	0.46

Borrowings	55,214	586	1.06	52,588	372	0.71	27,340	185	0.68
Total Interest-Bearing Liabilities	576,909	2,870	0.50	582,510	2,715	0.47	411,416	1,960	0.48

Noninterest-Bearing Liabilities	167,804			169,696			137,189
Total Liabilities	744,713			752,206			548,605

Stockholders' Equity	89,351			85,162			49,916
Total Liabilities and Stockholders' Equity	$834,064			$837,368			$598,521

Net Interest Income		$29,752			$29,854			$19,607

Net Interest Rate Spread (1)			3.68%			3.69%			3.34%
Net Interest-Earning Assets (2)	$202,615			$199,558			$153,585
Net Interest Margin (3)			3.82			3.82			3.47
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			135.12			134.26			137.33

________________________

1	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
2	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
3	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utiliizing a marginal tax rate of 34%.

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

	(Dollars in thousands)
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Compared To			Compared To
	Year Ended December 31, 2015			Year Ended December 31, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$17	$-	$17	$10,499	$580	$11,079
Investment Securities:
Taxable	4	275	279	(145)	242	97
Tax-Exempt	(144)	(8)	(152)	(212)	(105)	(317)
Other Interest-Earning Assets	9	(100)	(91)	(56)	199	143
Total Interest-Earning Assets	(114)	167	53	10,086	916	11,002

Interest Expense:
Deposits	(59)	-	(59)	648	(80)	568
Borrowings	22	192	214	179	8	187
Total Interest-Bearing Liablities	(37)	192	155	827	(72)	755
Change in Net Interest Income	$(77)	$(25)	$(102)	$9,259	$988	$10,247

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at December 31, 2016 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $14.3 million at December 31, 2016. Unpledged securities, which provide an additional source of liquidity, totaled $22.1 million. In addition, at December 31, 2016, the Company had the ability to borrow up to $294.0 million from the FHLB of Pittsburgh, of which $28.0 million was outstanding and $30.7 million was utilized toward a standby letter of credit. The Company also has the ability to borrow up to $88.1 million from the Federal Reserve Bank through its Borrower-In-Custody line of credit agreement and $40.0 million from multiple line of credit arrangements with various banks, none of which were outstanding.

At December 31, 2016, the Company had funding commitments totaling $138.5 million, consisting primarily of commitments to originate loans, unused lines of credit and letters of credit.

At December 31, 2016, certificates of deposit due within one year of that date totaled $49.6 million, or 32.0% of total deposits. If these certificates of deposit do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience, that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the year ended December 31, 2016, the Company originated $197.8 million compared to $192.1 million for the year ended December 31, 2015.

The Company is a separate legal entity from Community Bank and must provide for its own liquidity to pay dividends to shareholders and for other corporate purposes. At December 31, 2016, the Company (on an unconsolidated basis) had liquid assets of $1.3 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2016, we exceeded all of our regulatory capital requirements. Accordingly, Community Bank was categorized as well-capitalized at December 31, 2016 and December 31, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital ratios are presented in the following table. The Company’s capital ratios are comparable to those shown for the Bank.

	(Dollars in thousands)
	December 31, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$81,845	13.38%	$78,702	12.83%
For Capital Adequacy Purposes	27,533	4.50	27,597	4.50
To Be Well Capitalized	39,770	6.50	39,862	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	81,845	13.38	78,702	12.83
For Capital Adequacy Purposes	36,711	6.00	36,795	6.00
To Be Well Capitalized	48,947	8.00	49,060	8.00

Total Capital (to Risk-Weighted Assets)
Actual	89,497	14.63	85,192	13.89
For Capital Adequacy Purposes	48,947	8.00	49,060	8.00
To Be Well Capitalized	61,184	10.00	61,326	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	81,845	9.80	78,702	9.60
For Capital Adequacy Purposes	33,390	4.00	32,777	4.00
To Be Well Capitalized	41,738	5.00	40,972	5.00

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

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. The following tables present certain of our contractual obligations at December 31, 2016.

	(Dollars in thousands)
	Payment Due by Period
		Less Than	More Than	More Than
		Or Equal to	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Certificates of deposit	$155,028	$49,563	$66,610	$29,698	$9,157
Borrowings	55,027	30,527	10,500	11,000	3,000
Operating lease obligations	1,831	472	575	227	557
Total	$211,886	$80,562	$77,685	$40,925	$12,714

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

The table below sets forth, as of December 31, 2016, the estimated changes in EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	(Dollars in thousands)
				EVE as a Percent of
	Economic Value of Equity			Portfolio Value of Assets			Earnings at Risk
Change in Interest Rates	Dollar	Dollar	Percent				Dollar	Percent
in Basis Points ("bp")	Amount	Change	Change	NPV Ratio	Change		Change	Change
+300 bp	$78,690	$(16,820)	(17.6)%	10.15%	(128	)(bp)	$(92)	(0.3)%
+200 bp	87,371	(8,139)	(8.5)	10.98	(45)		1,580	5.7
+100 bp	92,061	(3,449)	(3.6)	11.28	(15)		1,394	5.1
Flat	95,510	-	-	11.43	-		-	-
-100 bp	96,069	559	0.6	11.26	(17)		(1,471)	(5.3)

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference hereunder in the Proxy Statement for the 2017 Annual Meeting.

ITEM 11.	Executive Compensation

Information required by this item is incorporated by reference hereunder in the Proxy Statement for the 2017 Annual Meeting.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the Proxy Statement for the 2017 Annual Meeting.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference to the Proxy Statement for the 2017 Annual Meeting.

ITEM 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the Proxy Statement for the 2017 Annual Meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The financial statements filed as a part of this Form 10-K are:
	(A)	Report of Independent Registered Public Accounting Firm;
	(B)	Consolidated Statement of Financial Condition - December 31, 2016 and 2015;
	(C)	Consolidated Statement of Income - years ended December 31, 2016, 2015, and 2014;
	(D)	Consolidated Statement of Comprehensive Income - years ended December 31, 2016, 2015, and 2014;
	(E)	Consolidated Statement of Changes in Stockholders’ Equity - years ended December 31, 2016, 2015 and
	(F)	Consolidated Statement of Cash Flows - years ended December 31, 2016, 2015 and 2014; and
	(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(a)(3)	Exhibits
	3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)
	3.2	Bylaws of CB Financial Services, Inc..(1)

4	Form of Stock Certificate of CB Financial Services, Inc. (1)
10.1	Employment Agreement by and between Community Bank and Barron P. McCune, Jr. (2)
10.2	Employment Agreement by and between Community Bank and Kevin D. Lemley (3)
10.3	Employment Agreement by and between Community Bank and Ralph Burchianti (4)
10.4	Employment Agreement by and between Community Bank and Ralph J. Sommers, Jr. (5)
10.5	Employment Agreement by and between Community Bank and Patrick G. O’Brien (1)
10.6	Employment Agreement by and among Community Bank, Exchange Underwriters, Inc. and Richard B. Boyer dated April 14, 2014 (1)
10.7	Split Dollar Life Insurance Agreement by and between Community Bank and Barron P. McCune, Jr. dated April 1, 2005 (1)
10.8	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)
10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph J. Sommers, Jr. dated April 1, 2005 (1)
10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002 by and between First Federal Savings Bank and Richard B. Boyer (6)
10.11	Amendment dated as of July 19, 2002 to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (7)
10.12	Amendment dated as of September 13, 2005 to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (8)
10.13	Lease Agreement dated as of June 1, 2012 by and between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer (9)
10.14	CB Financial Services, Inc. 2015 Equity Incentive Plan (10)
21	Subsidiaries
23	Consent of Baker Tilly Virchow Krause LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196749).
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(4)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(5)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(6)	Incorporated herein by reference to Exhibit 10.11 to FedFirst Financial Corporation’s Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004.
(7)	Incorporated herein by reference to Exhibit 10.2 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(8)	Incorporated herein by reference to Exhibit 10.4 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(9)	Incorporated herein by reference to Exhibit 10.7 to FedFirst Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013.
(10)	Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 16, 2015.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.

Date: March 13, 2017	By:	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Barron P. McCune, Jr	By:	/s/ Kevin D. Lemley
	Barron P. McCune, Jr.		Kevin D. Lemley
	President, Chief Executive Officer and Vice Chairman		Executive Vice President and Chief Financial Officer
Date: March 13, 2017		Date: March 13, 2017

By:	/s/ Ralph J. Sommers, Jr.	By:	/s/ Karl G. Baily
	Ralph J. Sommers, Jr.		Karl G. Baily
	Director (Chairman of the Board)		Director
Date: March 13, 2017		Date: March 13, 2017

By:	/s/ Richard B. Boyer	By:	/s/ Mark E. Fox
	Richard B. Boyer		Mark E. Fox
	Director		Director
Date: March 13, 2017		Date: March 13, 2017

By:	/s/ William C. Groves	By:	/s/ Charles R. Guthrie
	William C. Groves		Charles R. Guthrie, CPA
	Director		Director
Date: March 13, 2017		Date: March 13, 2017

By:	/s/ Joseph N. Headlee	By:	/s/ John J. LaCarte
	Joseph N. Headlee		John J. LaCarte
	Director		Director
Date: March 13, 2017		Date: March 13, 2017

By:	/s/ Patrick G. O’Brien	By:	/s/ David F. Pollock
	Patrick G. O'Brien		David F. Pollock
	Director		Director
Date: March 13, 2017		Date: March 13, 2017

By:	/s/ John M. Swiatek
John M. Swiatek
Director
Date: March 13, 2017

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CB Financial Services, Inc.

Carmichaels, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of CB Financial Services, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Financial Services, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania

March 13, 2017

Consolidated Statement of Financial Condition

(Dollars in thousands, except per share and share data)

	December 31,
	2016	2015
ASSETS
Cash and Due From Banks:
Interest Bearing	$7,699	$2,316
Non-Interest Bearing	6,583	9,024
Total Cash and Due From Banks	14,282	11,340

Investment Securities Available-for-Sale	106,208	95,863
Loans, Net	674,094	676,864
Premises and Equipment, Net	14,132	10,277
Bank-Owned Life Insurance	18,687	18,209
Goodwill	4,953	4,953
Core Deposit Intangible	3,819	4,353
Accrued Interest and Other Assets	9,900	8,818
TOTAL ASSETS	$846,075	$830,677

LIABILITIES
Deposits:
Demand Deposits	$165,400	$161,053
NOW Accounts	105,962	99,514
Money Market Accounts	141,674	134,294
Savings Accounts	121,520	121,415
Time Deposits	155,028	145,651
Brokered Deposits	8,634	17,372
Total Deposits	698,218	679,299

Short-Term Borrowings	27,027	32,448
Other Borrowed Funds	28,000	28,000
Accrued Interest and Other Liabilities	3,361	4,034
TOTAL LIABILITIES	756,606	743,781

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,086,625 and 4,081,017 Shares Outstanding at December 31, 2016 and December 31, 2015, Respectively	1,818	1,818
Capital Surplus	41,863	41,614
Retained Earnings	51,713	47,725
Treasury Stock, at Cost (276,721 Shares at December 31, 2016 and 282,329 Shares at December 31, 2015)	(4,746)	(4,836)
Accumulated Other Comprehensive (Loss) Income	(1,179)	575
TOTAL STOCKHOLDERS' EQUITY	89,469	86,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$846,075	$830,677

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Income

(Dollars in thousands, except per share and share data)

	Years Ended December 31,
	2016	2015	2014
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$29,576	$29,562	$18,515
Federal Funds Sold	24	12	27
Investment Securities:
Taxable	1,238	959	862
Exempt From Federal Income Tax	1,014	1,115	1,326
Other Interest and Dividend Income	166	269	111
TOTAL INTEREST AND DIVIDEND INCOME	32,018	31,917	20,841

INTEREST EXPENSE
Deposits	2,284	2,343	1,775
Federal Funds Purchased	2	2	2
Short-Term Borrowings	73	83	59
Other Borrowed Funds	511	287	124
TOTAL INTEREST EXPENSE	2,870	2,715	1,960

NET INTEREST INCOME	29,148	29,202	18,881
Provision For Loan Losses	2,040	2,005	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,108	27,197	18,881

NONINTEREST INCOME
Service Fees on Deposit Accounts	2,414	2,586	2,128
Insurance Commissions	3,097	3,536	466
Other Commissions	448	514	397
Net Gains on Sale of Loans	659	358	452
Net Gains on Sale of Investments	168	-	60
Income from Bank-Owned Life Insurance	478	474	273
Other	98	127	42
TOTAL NONINTEREST INCOME	7,362	7,595	3,818

NONINTEREST EXPENSE
Salaries and Employee Benefits	13,124	12,493	8,380
Occupancy	1,994	1,777	1,218
Equipment	1,739	1,645	1,146
FDIC Assessment	388	463	412
PA Shares Tax	720	679	357
Contracted Services	619	639	463
Legal Fees	505	495	426
Advertising	719	830	467
Bankcard Processing Expense	476	456	320
Other Real Estate Owned (Income) Expense	(393)	(196)	(548)
Amortization of Core Deposit Intangible	535	535	89
Merger-Related	-	-	1,979
Other	3,352	3,113	2,089
TOTAL NONINTEREST EXPENSE	23,778	22,929	16,798

Income Before Income Taxes	10,692	11,863	5,901
Income Taxes	3,112	3,443	1,609
NET INCOME	$7,580	$8,420	$4,292

EARNINGS PER SHARE
Basic	$1.86	$2.07	$1.63
Diluted	1.86	2.07	1.63

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,081,247	4,071,855	2,633,871
Diluted	4,086,190	4,071,855	2,635,090

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Net Income	$7,580	$8,420	$4,292
Other Comprehensive (Loss) Income:
Unrealized (Losses) Gains on Available-for-Sale Securities Net of Income (Benefit) Tax of ($846), $5, and $704 for the Years Ended December 31, 2016, 2015, and 2014, Respectively	(1,643)	10	1,368
Reclassification Adjustment for Gains on Securities Included in Net Income, Net of Income Tax of $57 and $20 for the Years Ended December 31, 2016 and 2014, Respectively (1)	(111)	-	(40)
Other Comprehensive (Loss) Income, Net of Income (Benefit) Tax	(1,754)	10	1,328
Total Comprehensive Income	$5,826	$8,430	$5,620

(1)	The gross amount of gains on securities of $168 and $60 for the years ended December 31, 2016 and 2014, respectively, are reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect of $57 and $20 for the years ended December 31, 2016 and 2014, respectively, are included in Income Taxes on the Consolidated Statement of Income.

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands, except per share and share data)

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2013	2,626,864	$1,095	$5,969	$40,807	$(2,103)	$(763)	$45,005
Net Income	-	-	-	4,292	-	-	4,292
Other Comprehensive Income	-	-	-	-	-	1,328	1,328
Purchase of FedFirst Financial Corporation	1,721,967	717	35,593	-	-	-	36,310
Exercise of Stock Options	14,515	6	200	-	-	-	206
Dividends Declared ($0.84 per share)	-	-	-	(2,333)	-	-	(2,333)
Treasury Stock Purchased, at Cost (133,000 shares)	-	-	-	-	(2,896)	-	(2,896)
December 31, 2014	4,363,346	1,818	41,762	42,766	(4,999)	565	81,912
Net Income	-	-	-	8,420	-	-	8,420
Other Comprehensive Income	-	-	-	-	-	10	10
Restricted Stock Awards Granted	-	-	(163)	-	163	-	-
Stock-Based Compensation Expense	-	-	15	-	-	-	15
Dividends Declared ($0.85 per share)	-	-	-	(3,461)	-	-	(3,461)
Treasury Stock Purchased, at Cost	-	-	-	-	-	-	-
December 31, 2015	4,363,346	1,818	41,614	47,725	(4,836)	575	86,896
Net Income	-	-	-	7,580	-	-	7,580
Other Comprehensive Loss	-	-	-	-	-	(1,754)	(1,754)
Restricted Stock Awards Granted	-	-	(104)	-	104	-	-
Stock-Based Compensation Expense	-	-	353	-	-	-	353
Dividends Declared ($0.88 per share)	-	-	-	(3,592)	-	-	(3,592)
Treasury Stock Purchased, at Cost (478 shares)	-	-	-	-	(14)	-	(14)
December 31, 2016	4,363,346	$1,818	$41,863	$51,713	$(4,746)	$(1,179)	$89,469

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net Income	$7,580	$8,420	$4,292
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Net Amortization on Investments	232	677	1,240
Depreciation and Amortization	3,092	2,572	763
Provision for Loan Losses	2,040	2,005	-
Income from Bank-Owned Life Insurance	(478)	(474)	(273)
Proceeds From Mortgage Loans Sold	18,949	58,607	16,922
Originations of Mortgage Loans for Sale	(18,578)	(20,123)	(16,470)
Gains on Sales of Loans	(659)	(358)	(452)
Gains on Sales of Investment Securities	(168)	-	(60)
Losses (Gains) on Sales of Other Real Estate Owned and Repossessed Assets	9	(285)	(840)
Noncash Expense for Stock-Based Compensation	353	15	-
(Increase) Decrease in Accrued Interest Receivable	(21)	116	(677)
Valuation Adjustment on Foreclosed Real Estate	(566)	-	-
(Decrease) Increase in Deferred Income Tax	(67)	(19)	1,218
(Decrease) Increase in Taxes Payable	(283)	3,071	(577)
Increase (Decrease) in Accrued Interest Payable	29	(43)	82
Other, Net	(1,181)	(2,618)	(7,569)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,283	51,563	(2,401)

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	63,958	37,204	62,632
Purchases of Securities	(77,868)	(28,276)	(52,144)
Proceeds from Sales of Securities	844	-	18,712
Investment Securities Held-to-Maturity:
Proceeds From Principal Repayments and Maturities	-	500	495
Net Increase in Loans	(3,655)	(38,165)	(308,417)
Purchase of Premises and Equipment	(2,541)	(604)	(6,564)
Retirements of Premises and Equipment	-	-	74
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	1,869	830	2,445
Decrease (Increase) in Restricted Equity Securities	160	(435)	(1,620)
Acquisition of Bank-Owned Life Insurance	-	-	(8,760)
NET CASH USED IN INVESTING ACTIVITIES	(17,233)	(28,946)	(293,147)

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	18,919	(18,195)	217,159
Net (Decrease) Increase in Short-Term Borrowings	(5,421)	(14,236)	31,300
Principal Payments on Other Borrowed Funds	-	(15,136)	(1,029)
Proceeds from Long-Term Borrowings	-	28,000	12,165
Cash Dividends Paid	(3,592)	(3,461)	(2,333)
Treasury Stock, Purchases at Cost	(14)	-	(2,896)
Issuance of Common Stock	-	-	36,310
Exercise of Stock Options	-	-	206
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,892	(23,028)	290,882
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,942	(411)	(4,666)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	11,340	11,751	16,417
CASH AND DUE FROM BANKS AT END OF YEAR	$14,282	$11,340	$11,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $2,357, $1,746 and $2,017 respectively)	2,841	2,759	1,877
Income taxes	2,720	2,268	1,795

Real estate acquired in settlement of loans	3,236	542	1,578
Transfer of real estate acquired in settlement of loans to premise and equipment	2,350	-	-

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

The Company evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission and incorporated into the consolidated financial statements the effect of all material known events determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, to be recognizable events.

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

Exchange Underwriters records insurance commissions based on the method in which the policy is billed. For policies that Exchange Underwriters directly bills to policyholders, known as “agency billing”, income is recorded when billed. For policies a third party insurance company directly bills to policyholders on behalf of Exchange Underwriters, known as “direct billing”, income is recorded as payments are received. Commissions are recorded net of cancellations.

Operating Segments

The Company evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that segment reporting information related to Exchange Underwriters was not required to be presented because the segment comprises less than 10% of total interest and noninterest income and less than 10% of the combined assets of the Company.

An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company’s business activities are currently confined to one operating segment which is community banking.

Cash and Due From Banks

Included in Cash and Due From Banks are required federal reserves of $3.4 and $1.8 million at December 31, 2016 and 2015, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of cash on hand and/or balances maintained directly with the Federal Reserve Bank.

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

Common stock of the Federal Home Loan Bank (“FHLB”) and of Atlantic Community Bankers’ Bank (“ACBB”) represent ownership in organizations which are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in ASC Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Included in accrued interest and other assets are FHLB stock of $3.6 million and $3.7 million at December 31, 2016 and 2015, respectively, and ACBB stock of $85,000 at December 31, 2016 and 2015.

The Company periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at December 31, 2016 and, therefore, determined that FHLB stock was not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

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

In the normal course of business, the Company modifies loan terms for various reasons. These reasons may include as a retention strategy to compete in the current interest rate environment, and to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered to be a troubled debt restructuring (“TDR”) when the Company has determined that the borrower is experiencing financial difficulties and the Company grants a concession to the borrower. The Company evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination a credit review is performed to assess the ability of the borrower to meet their obligations.

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

This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered non-accrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exists, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated.

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

The Company grants commercial, residential, and other consumer loans to customers throughout Greene, Washington, Allegheny, Fayette and Westmoreland Counties in Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2016 and 2015, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties.

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

Real Estate Owned

Real estate owned acquired in settlement of foreclosed loans is carried as a component of other assets at the lower of cost or fair value minus estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against noninterest expense. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. Real estate owned was $174,000 and $312,000 at December 31, 2016 and 2015, respectively. Of these amounts, $137,000 represent residential loans at December 31, 2015. Residential loans in process of foreclosure were $2.2 and $3.8 million at December 31, 2016 and 2015, respectively.

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

Goodwill

The Company accounts for goodwill in accordance with ASC Sub-Topic 350-20, Intangibles – Goodwill and Other. This statement, among other things, requires a two-step process for testing the impairment of goodwill for each reporting unit on at least an annual basis. The Company performs an annual impairment analysis of goodwill. Based on the fair value of the reporting unit that has goodwill, no impairment of goodwill was recognized in 2016, 2015 and 2014.

Mortgage Service Rights (“MSRs”)

The Company has agreements for the express purpose of selling loans in the secondary market. The Company maintains all servicing rights for these loans. Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized in proportion to sold mortgages that are serviced and are included in other assets on the accompanying Consolidated Statement of Financial Condition. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against loan servicing fee income. The carrying and fair values of the MSRs and related amortization are not significant for financial reporting purposes.

Treasury Stock

The purchase of the Company’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the average cost basis, with any excess proceeds being credited to capital surplus.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio, net of tax.

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

Recent Accounting Standards

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the second step of the goodwill impairment test. Instead, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted, and is to be applied on a prospective basis. The Company is currently evaluating the provisions of ASU 2017-04, but does not believe that its adoption will have a material impact on the Company's consolidated financial condition or results of operations.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and the amendments should be applied using a retrospective transition method to each period presented.  The Company is currently evaluating the provisions of ASU 2016-15, but does not believe that its adoption will have a material impact on the Company's consolidated financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the provisions of ASU 2016-13, but does not believe that its adoption will have a material impact on the Company's consolidated financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 introduces amendments intended to simplify the accounting for stock compensation.  ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period.  The ASU also requires excess tax benefits be classified along with other income tax cash flows as an operating activity in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  The adoption of ASU 2016-09 as of January 1, 2017 had no effect on the Company's consolidated financial condition or results of operations.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the provisions of ASU 2016-02, but expects to report increased assets and liabilities as a result of reporting additional leases on the Company's consolidated statement of financial condition.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the provisions of ASU 2016-01, but does not believe that its adoption will have a material impact on the Company's consolidated financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09. The guidance is effective for the Company’s financial statements beginning January 1, 2018. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income, and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance included in non-interest income such as insurance commission fees, service charges, payment processing fees, trust services fees, and brokerage services fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations.

NOTE 2—MERGER

On October 31, 2014, the Company completed its merger with FedFirst Financial Corporation (“FedFirst”), the holding company for First Federal Savings Bank, a community bank based in Monessen, Pennsylvania. Through the merger, the Company anticipated future revenue and earnings growth from an expanded menu of financial services and diversification of its sources of income from the acquisition of Exchange Underwriters, the insurance agency subsidiary. The merger resulted in the addition of five branches and expanded the Company’s reach into Fayette and Westmoreland counties in southwestern Pennsylvania.

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

	Years Ended December 31,
	2016	2015	2014
Weighted-Average Common Shares Outstanding	4,363,346	4,363,346	2,925,026
Average Treasury Stock Shares	(282,099)	(291,491)	(291,155)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,081,247	4,071,855	2,633,871
Additional Common Stock Equivalents (Stock Options) Used to Calculate Diluted Earnings Per Share	4,943	-	1,219
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,086,190	4,071,855	2,635,090

Earnings per share:
Basic	$1.86	$2.07	$1.63
Diluted	1.86	2.07	1.63

The dilutive effect on average shares outstanding is the result of stock options outstanding. For the years ended December 31, 2016 and 2015, respectively, options to purchase were 227,100 and 177,500 shares of common stock at a weighted average exercise price of $23.17 and $22.25 were outstanding. All stock options that were outstanding for the years ended December 31, 2016 and 2014 were included in the computation of diluted earnings per share. All stock options for the year ended December 31, 2015 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock for the period.

NOTE 4—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale as of December 31, 2016 and 2015 are as follows:

	(Dollars in thousands)
	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$67,944	$18	$(1,806)	$66,156
Obligations of States and Political Subdivisions	35,856	366	(487)	35,735
Mortgage-Backed Securities - Government-Sponsored Enterprises	2,588	31	-	2,619
Equity Securities - Mutual Funds	500	7	-	507
Equity Securities - Other	1,106	91	(6)	1,191
Total	$107,994	$513	$(2,299)	$106,208

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$51,151	$147	$(110)	$51,188
Obligations of States and Political Subdivisions	39,351	760	(37)	40,074
Mortgage-Backed Securities - Government-Sponsored Enterprises	3,390	13	-	3,403
Equity Securities - Mutual Funds	500	13	-	513
Equity Securities - Other	600	85	-	685
Total	$94,992	$1,018	$(147)	$95,863

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:

	(Dollars in thousands)
	2016
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	23	$62,853	$(1,806)	-	$-	$-	23	$62,853	$(1,806)
Obligations of States and Political Subdivisions	39	19,749	(485)	1	260	(2)	40	20,009	(487)
Equity Securities - Other	2	160	(6)	-	-	-	2	160	(6)
Total	64	$82,762	$(2,297)	1	$260	$(2)	65	$83,022	$(2,299)

	2015
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	6	$14,928	$(110)	-	$-	$-	6	$14,928	$(110)
Obligations of States and Political Subdivisions	11	5,333	(25)	8	4,549	(12)	19	9,882	(37)
Total	17	$20,261	$(135)	8	$4,549	$(12)	25	$24,810	$(147)

For debt securities, the Company does not believe any individual unrealized loss as of December 31, 2016 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost and the financial condition of the issuer. The securities that are temporarily impaired at December 31, 2016 and 2015 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

Investment securities available-for-sale with a carrying value of $71.6 and $68.4 million at December 31, 2016 and 2015, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.

The scheduled maturities of investment securities available-for-sale at December 31, 2016 are summarized as follows:

	2016
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$5,898	$6,070
Due after One Year through Five Years	13,897	13,837
Due after Five Years through Ten Years	85,050	83,053
Due after Ten Years	3,149	3,248
Total	$107,994	$106,208

Equity securities – mutual funds and equity securities – other do not have a scheduled maturity date, but have been included in the due after ten years category.

There were no sales of available-for-sale investment securities during 2015. Sales of available-for-sale investment securities in 2016 and 2014 resulted in gross gains of $168,000 and $60,000, respectively, and no securities were sold at a gross loss.

The following tables show the Company’s available-for-sale obligations of states and political subdivisions and their sources of repayment as of December 31, 2016 and 2015, respectively:

	(Dollars in thousands)
	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General Obligation:
Pennsylvania Municipalities:
School	$29,206	$29,148	$34,380	$35,008
Public Improvement	3,504	3,462	2,542	2,563
Total General Obligation	32,710	32,610	36,922	37,571

Special Revenue
Pennsylvania Political Subdivisions:
Other	2,898	2,873	2,181	2,251
Other State Political Subdivisions:
Public Improvement	248	252	248	252
Total Special Revenue	3,146	3,125	2,429	2,503
Total Obligations of States and Political Subdivisions	$35,856	$35,735	$39,351	$40,074

The Company has a concentration of obligations of municipal and political subdivisions in the Commonwealth of Pennsylvania, primarily in school districts. These investments are not concentrated geographically within any region of Pennsylvania as they are disbursed over the entire Commonwealth. School district bonds are backed by the individual school districts and also by the Commonwealth via an enhanced rating under the State Aid Withholding Program, Intercept Program, or Act 50 in Pennsylvania. In addition, most investments in this area also have credit support from various insuring agencies.

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

NOTE 5—LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the major classifications of loans as of December 31, 2016 and 2015:

	(Dollars in thousands)
	2016	2015
Originated Loans
Real Estate:
Residential	$186,077	$170,169
Commercial	139,894	127,614
Construction	10,646	17,343
Commercial and Industrial	71,091	60,487
Consumer	114,007	103,605
Other	3,637	4,592
Total Originated Loans	525,352	483,810
Allowance for Loan Losses	(7,283)	(6,490)
Loans, Net	$518,069	$477,320

Loans Acquired at Fair Value
Real Estate:
Residential	$85,511	$103,058
Commercial	61,116	75,406
Construction	-	3,870
Commercial and Industrial	9,721	16,660
Consumer	197	550
Total Loans Acquired at Fair Value	156,545	199,544
Allowance for Loan Losses	(520)	-
Loans, Net	$156,025	$199,544

Total Loans
Real Estate:
Residential	$271,588	$273,227
Commercial	201,010	203,020
Construction	10,646	21,213
Commercial and Industrial	80,812	77,147
Consumer	114,204	104,155
Other	3,637	4,592
Total Loans	681,897	683,354
Allowance for Loan Losses	(7,803)	(6,490)
Loans, Net	$674,094	$676,864

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $83.9 and $73.1 million at December 31, 2016 and 2015, respectively.

Loans summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of December 31, 2016 and 2015 are as follows:

	(Dollars in thousands)
	2016
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$184,721	$1,050	$306	$-	$186,077
Commercial	122,811	14,118	2,035	930	139,894
Construction	9,944	-	595	107	10,646
Commercial and Industrial	65,612	2,720	1,322	1,437	71,091
Consumer	113,847	-	160	-	114,007
Other	3,637	-	-	-	3,637
Total Originated Loans	$500,572	$17,888	$4,418	$2,474	$525,352

Loans Acquired at Fair Value
Real Estate:
Residential	$83,044	$-	$2,467	$-	$85,511
Commercial	58,411	2,358	347	-	61,116
Construction	-	-	-	-	-
Commercial and Industrial	9,117	42	441	121	9,721
Consumer	197	-	-	-	197
Total Loans Acquired at Fair Value	$150,769	$2,400	$3,255	$121	$156,545

Total Loans
Real Estate:
Residential	$267,765	$1,050	$2,773	$-	$271,588
Commercial	181,222	16,476	2,382	930	201,010
Construction	9,944	-	595	107	10,646
Commercial and Industrial	74,729	2,762	1,763	1,558	80,812
Consumer	114,044	-	160	-	114,204
Other	3,637	-	-	-	3,637
Total Loans	$651,341	$20,288	$7,673	$2,595	$681,897

73

	2015
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$169,233	$249	$682	$5	$170,169
Commercial	113,087	6,870	6,565	1,092	127,614
Construction	16,384	729	-	230	17,343
Commercial and Industrial	57,586	2,145	756	-	60,487
Consumer	103,591	-	14	-	103,605
Other	4,592	-	-	-	4,592
Total Originated Loans	$464,473	$9,993	$8,017	$1,327	$483,810

Loans Acquired at Fair Value
Real Estate:
Residential	$100,633	$-	$2,425	$-	$103,058
Commercial	69,539	2,252	3,615	-	75,406
Construction	3,870	-	-	-	3,870
Commercial and Industrial	15,601	996	63	-	16,660
Consumer	550	-	-	-	550
Total Loans Acquired at Fair Value	$190,193	$3,248	$6,103	$-	$199,544

Total Loans
Real Estate:
Residential	$269,866	$249	$3,107	$5	$273,227
Commercial	182,626	9,122	10,180	1,092	203,020
Construction	20,254	729	-	230	21,213
Commercial and Industrial	73,187	3,141	819	-	77,147
Consumer	104,141	-	14	-	104,155
Other	4,592	-	-	-	4,592
Total Loans	$654,666	$13,241	$14,120	$1,327	$683,354

At December 31, 2016 and 2015, there were no loans in the criticized category of loss.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2016 and 2015:

	(Dollars in thousands)
	2016
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$183,939	$1,638	$72	$120	$1,830	$308	$186,077
Commercial	139,821	-	-	-	-	73	139,894
Construction	10,539	-	-	-	-	107	10,646
Commercial and Industrial	68,310	952	-	-	952	1,829	71,091
Consumer	112,232	1,311	296	8	1,615	160	114,007
Other	3,637	-	-	-	-	-	3,637
Total Originated Loans	$518,478	$3,901	$368	$128	$4,397	$2,477	$525,352

Loans Acquired at Fair Value
Real Estate:
Residential	$82,523	$893	$307	$223	$1,423	$1,565	$85,511
Commercial	60,437	332	-	-	332	347	61,116
Construction	-	-	-	-	-	-	-
Commercial and Industrial	9,577	121	23	-	144	-	9,721
Consumer	197	-	-	-	-	-	197
Total Loans Acquired at Fair Value	$152,734	$1,346	$330	$223	$1,899	$1,912	$156,545

Total Loans
Real Estate:
Residential	$266,462	$2,531	$379	$343	$3,253	$1,873	$271,588
Commercial	200,258	332	-	-	332	420	201,010
Construction	10,539	-	-	-	-	107	10,646
Commercial and Industrial	77,887	1,073	23	-	1,096	1,829	80,812
Consumer	112,429	1,311	296	8	1,615	160	114,204
Other	3,637	-	-	-	-	-	3,637
Total Loans	$671,212	$5,247	$698	$351	$6,296	$4,389	$681,897

75

	2015
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$168,786	$563	$133	$-	$696	$687	$170,169
Commercial	124,037	114	-	-	114	3,463	127,614
Construction	17,113	-	-	-	-	230	17,343
Commercial and Industrial	60,442	45	-	-	45	-	60,487
Consumer	102,629	923	39	-	962	14	103,605
Other	4,592	-	-	-	-	-	4,592
Total Originated Loans	$477,599	$1,645	$172	$-	$1,817	$4,394	$483,810

Loans Acquired at Fair Value
Real Estate:
Residential	$99,794	$1,308	$263	$193	$1,764	$1,500	$103,058
Commercial	73,988	1,019	-	-	1,019	399	75,406
Construction	3,870	-	-	-	-	-	3,870
Commercial and Industrial	16,450	38	130	-	168	42	16,660
Consumer	542	8	-	-	8	-	550
Total Loans Acquired at Fair Value	$194,644	$2,373	$393	$193	$2,959	$1,941	$199,544

Total Loans
Real Estate:
Residential	$268,580	$1,871	$396	$193	$2,460	$2,187	$273,227
Commercial	198,025	1,133	-	-	1,133	3,862	203,020
Construction	20,983	-	-	-	-	230	21,213
Commercial and Industrial	76,892	83	130	-	213	42	77,147
Consumer	103,171	931	39	-	970	14	104,155
Other	4,592	-	-	-	-	-	4,592
Total Loans	$672,243	$4,018	$565	$193	$4,776	$6,335	$683,354

Total unrecorded interest income related to nonaccrual loans was $86,000 and $251,000 for 2016 and 2015, respectively.

A summary of the loans considered impaired as of December 31, 2016, 2015 and 2014 are as follows:

	(Dollars in thousands)
	2016
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$2,112	$-	$2,112	$2,228	$100
Construction	702	-	702	843	28
Commercial and Industrial	825	-	825	891	45
Other	4	-	4	6	1
Total With No Related Allowance Recorded	$3,643	$-	$3,643	$3,968	$174

Loans Acquired at Fair Value
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	660	-	660	763	47
Commercial and Industrial	441	-	441	543	21
Total With No Related Allowance Recorded	$2,401	$-	$2,401	$2,626	$136

Total Loans
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	2,772	-	2,772	2,991	147
Construction	702	-	702	843	28
Commercial and Industrial	1,266	-	1,266	1,434	66
Other	4	-	4	6	1
Total With No Related Allowance Recorded	$6,044	$-	$6,044	$6,594	$310

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,249	$360	$1,249	$1,277	$66
Commercial and Industrial	1,940	655	1,946	1,951	27
Other	-	-	-	-	-
Total With A Related Allowance Recorded	$3,189	$1,015	$3,195	$3,228	$93

Loans Acquired at Fair Value
Real Estate:
Commercial	$347	$114	$437	$367	$-
Commercial and Industrial	121	31	121	141	6
Total With A Related Allowance Recorded	$468	$145	$558	$508	$6

Total Loans
Real Estate:
Commercial	$1,596	$474	$1,686	$1,644	$66
Commercial and Industrial	2,061	686	2,067	2,092	33
Total With A Related Allowance Recorded	$3,657	$1,160	$3,753	$3,736	$99

	December 31, 2016 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Commercial	$3,361	$360	$3,361	$3,505	$166
Construction	702	-	702	843	28
Commercial and Industrial	2,765	655	2,771	2,842	72
Other	4	-	4	6	1
Total Impaired Loans	$6,832	$1,015	$6,838	$7,196	$267

Loans Acquired at Fair Value
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	1,007	114	1,097	1,130	47
Commercial and Industrial	562	31	562	684	27
Total Impaired Loans	$2,869	$145	$2,959	$3,134	$142

Total Loans
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	4,368	474	4,458	4,635	213
Construction	702	-	702	843	28
Commercial and Industrial	3,327	686	3,333	3,526	99
Other	4	-	4	6	1
Total Impaired Loans	$9,701	$1,160	$9,797	$10,330	$409

78

	2015
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$5	$-	$17	$6	$-
Commercial	6,636	-	6,636	7,095	232
Construction	229	-	230	292	-
Commercial and Industrial	627	-	627	756	35
Total With No Related Allowance Recorded	$7,497	$-	$7,510	$8,149	$267

Loans Acquired at Fair Value
Real Estate:
Residential	$1,296	$-	$1,296	$1,315	$67
Commercial	4,188	-	4,263	4,449	214
Commercial and Industrial	63	-	63	79	3
Total With No Related Allowance Recorded	$5,547	$-	$5,622	$5,843	$284

Total Loans
Real Estate:
Residential	$1,301	$-	$1,313	$1,321	$67
Commercial	10,824	-	10,899	11,544	446
Construction	229	-	230	292	-
Commercial and Industrial	690	-	690	835	38
Total With No Related Allowance Recorded	$13,044	$-	$13,132	$13,992	$551

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,436	$408	$1,441	$1,457	$37
Commercial and Industrial	136	9	137	128	5
Total With A Related Allowance Recorded	$1,572	$417	$1,578	$1,585	$42

Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$5	$-	$17	$6	$-
Commercial	8,072	408	8,077	8,552	269
Construction	229	-	230	292	-
Commercial and Industrial	763	9	764	884	40
Total Impaired Loans	$9,069	$417	$9,088	$9,734	$309

Loans Acquired at Fair Value
Real Estate:
Residential	$1,296	$-	$1,296	$1,315	$67
Commercial	4,188	-	4,263	4,449	214
Commercial and Industrial	63	-	63	79	3
Total Impaired Loans	$5,547	$-	$5,622	$5,843	$284

Total Loans
Real Estate:
Residential	$1,301	$-	$1,313	$1,321	$67
Commercial	12,260	408	12,340	13,001	483
Construction	229	-	230	292	-
Commercial and Industrial	826	9	827	963	43
Total Impaired Loans	$14,616	$417	$14,710	$15,577	$593

79

	2014
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$45	$-	$70	$55	$-
Commercial	3,352	-	3,366	4,300	149
Commercial and Industrial	369	-	369	426	17
Total With No Related Allowance Recorded	$3,766	$-	$3,805	$4,781	$166

Loans Acquired at Fair Value
Real Estate:
Residential	$947	$-	$947	$957	$51
Commercial	1,846	-	1,885	1,926	93
Total With No Related Allowance Recorded	$2,793	$-	$2,832	$2,883	$144

Total Loans
Real Estate:
Residential	$992	$-	$1,017	$1,012	$51
Commercial	5,198	-	5,251	6,226	242
Commercial and Industrial	369	-	369	426	17
Total With No Related Allowance Recorded	$6,559	$-	$6,637	$7,664	$310

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,382	$519	$1,389	$1,427	$51
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	317	254	317	319	17
Total With A Related Allowance Recorded	$2,832	$873	$2,839	$3,112	$109

Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$45	$-	$70	$55	$-
Commercial	4,734	519	4,755	5,727	200
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	686	254	686	745	34
Total Impaired Loans	$6,598	$873	$6,644	$7,893	$275

Loans Acquired at Fair Value
Real Estate:
Residential	$947	$-	$947	$957	$51
Commercial	1,846	-	1,885	1,926	93
Total Impaired Loans	$2,793	$-	$2,832	$2,883	$144

Total Loans
Real Estate:
Residential	$992	$-	$1,017	$1,012	$51
Commercial	6,580	519	6,640	7,653	293
Construction	1,133	100	1,133	1,366	41
Commercial and Industrial	686	254	686	745	34
Total Impaired Loans	$9,391	$873	$9,476	$10,776	$419

Loans classified as TDRs consisted of 15 and 13 loans totaling $4.7 and $4.2 million as of December 31, 2016 and 2015, respectively. Originated loans classified as TDRs consisted of six and four loans totaling $2.3 million and $1.4 million as of December 31, 2016 and 2015, respectively. Loans acquired at fair value classified as TDRs consisted of nine loans totaling $2.4 and $2.8 million at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, two originated loans, one commercial and industrial loan and an other consumer loan were termed out in new TDR transactions. In addition, two acquired loans at fair value, one commercial and industrial loan and one residential real estate loan entered into new TDR transactions. During the year ended December 31, 2016, two commercial loan TDRs acquired at fair value paid off.

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

During the year ended December 31, 2014, one originated commercial line of credit loan was termed out into a new TDR transaction. One acquired loan at fair value commercial real estate loan termed out into a new TDR transaction.

No TDRs have subsequently defaulted during the years ended December 31, 2016, 2015 and 2014, respectively.

The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated.

	(Dollars in thousands)
	Year Ended December 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Commercial and Industrial	1	$996	$1,000	$88
Other	1	7	7	-
Total	2	$1,003	$1,007	$88

Loans Acquired at Fair Value
Real Estate
Residential	1	$37	$45	$-
Commercial	1	539	539	-
Total	2	$576	$584	$-

	Year Ended December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	2	$912	$1,135	$125
Total	2	$912	$1,135	$125

	Year Ended December 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	1	$9	$9	$-
Total	1	$9	$9	$-

Loans Acquired at Fair Value
Real Estate
Residential	3	$1,343	$1,343	$-
Commercial	6	1,874	1,874	-
Total	9	$3,217	$3,217	$-

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

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2014	$4,359
Accretable yield	(1,086)
Reduction due to unexpected early payoffs	7
Nonaccretable premium	22
Balance at December 31, 2015	$3,302
Accretable yield	(717)
Reduction due to unexpected early payoffs	(720)
Nonaccretable discount	(225)
Balance at December 31, 2016	$1,640

Certain directors, executive officers, and principal stockholders of the Company, including companies in which they are principal owners, are loan customers of the Company. Such loans are made in the normal course of business, and summarized as follows:

	(Dollars in thousands)
	2016	2015
Balance, January 1	$7,485	$7,341
Additions	754	172
Payments	(694)	(28)
Balance, December 31	$7,545	$7,485

The activity in the allowance for loan loss summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment as of December 31, 2016, 2015 and 2014:

	(Dollars in thousands)
	2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Beginning Balance	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(24)	(11)	-	-	(717)	(49)	-	(801)
Recoveries	10	95	-	-	140	23	-	268
Provision	(503)	(187)	(72)	795	1,153	26	114	1,326
Ending Balance	$1,106	$1,942	$65	$1,579	$2,463	$-	$128	$7,283
Individually Evaluated for Impairment	$-	$360	$-	$655	$-	$-	$-	$1,015
Collectively Evaluated for Potential Impairment	$1,106	$1,582	$65	$924	$2,463	$-	$128	$6,268

Loans Acquired at Fair Value
Beginning Balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	(24)	(180)	-	-	(7)	-	-	(211)
Recoveries	7	3	-	-	7	-	-	17
Provision	17	542	-	120	-	-	35	714
Ending Balance	$-	$365	$-	$120	$-	$-	$35	$520
Individually Evaluated for Impairment	$-	$114	$-	$31	$-	$-	$-	$145
Collectively Evaluated for Potential Impairment	$-	$251	$-	$89	$-	$-	$35	$375

Total Allowance for Loan Losses
Beginning Balance	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(48)	(191)	-	-	(724)	(49)	-	(1,012)
Recoveries	17	98	-	-	147	23	-	285
Provision	(486)	355	(72)	915	1,153	26	149	2,040
Ending Balance	$1,106	$2,307	$65	$1,699	$2,463	$-	$163	$7,803
Individually Evaluated for Impairment	$-	$474	$-	$686	$-	$-	$-	$1,160
Collectively Evaluated for Potential Impairment	$1,106	$1,833	$65	$1,013	$2,463	$-	$163	$6,643

83

	2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Beginning Balance	$2,690	$582	$122	$684	$1,015	$-	$102	$5,195
Charge-offs	(23)	(291)	-	-	(326)	-	-	(640)
Recoveries	49	11	-	10	118	-	-	188
Provision	(1,093)	1,743	15	90	1,080	-	(88)	1,747
Ending Balance	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Individually Evaluated for Impairment	$-	$408	$-	$9	$-	$-	$-	$417
Collectively Evaluated for Potential Impairment	$1,623	$1,637	$137	$775	$1,887	$-	$14	$6,073

Loans Acquired at Fair Value
Beginning Balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	(197)	(18)	-	-	(61)	-	-	(276)
Recoveries	14	3	-	-	1	-	-	18
Provision	183	15	-	-	60	-	-	258
Ending Balance	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses
Beginning Balance	$2,690	$582	$122	$684	$1,015	$-	$102	$5,195
Charge-offs	(220)	(309)	-	-	(387)	-	-	(916)
Recoveries	63	14	-	10	119	-	-	206
Provision	(910)	1,758	15	90	1,140	-	(88)	2,005
Ending Balance	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Individually Evaluated for Impairment	$-	$408	$-	$9	$-	$-	$-	$417
Collectively Evaluated for Potential Impairment	$1,623	$1,637	$137	$775	$1,887	$-	$14	$6,073

	2014
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Beginning Balance	$1,481	$1,703	$355	$1,013	$592	$-	$238	$5,382
Charge-offs	(39)	-	(38)	-	(195)	-	-	(272)
Recoveries	2	-	-	5	78	-	-	85
Provision	1,246	(1,121)	(195)	(334)	540	-	(136)	-
Ending Balance	$2,690	$582	$122	$684	$1,015	$-	$102	$5,195
Individually Evaluated for Impairment	$-	$519	$100	$254	$-	$-	$-	$873
Collectively Evaluated for Potential Impairment	$2,690	$63	$22	$430	$1,015	$-	$102	$4,322

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of December 31, 2016 and 2015:

	(Dollars in thousands)
	2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$-	$3,361	$702	$2,765	$-	$4	$6,832
Collectively Evaluated for Potential Impairment	186,077	136,533	9,944	68,326	114,007	3,633	518,520
	$186,077	$139,894	$10,646	$71,091	$114,007	$3,637	$525,352

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,300	$1,007	$-	$562	$-	$-	$2,869
Collectively Evaluated for Potential Impairment	84,211	60,109	-	9,159	197	-	153,676
	$85,511	$61,116	$-	$9,721	$197	$-	$156,545

Total Loans
Individually Evaluated for Impairment	$1,300	$4,368	$702	$3,327	$-	$4	$9,701
Collectively Evaluated for Potential Impairment	270,288	196,642	9,944	77,485	114,204	3,633	672,196
	$271,588	$201,010	$10,646	$80,812	$114,204	$3,637	$681,897

	2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$5	$8,072	$229	$763	$-	$-	$9,069
Collectively Evaluated for Potential Impairment	170,164	119,542	17,114	59,724	103,605	4,592	474,741
	$170,169	$127,614	$17,343	$60,487	$103,605	$4,592	$483,810

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,296	$4,188	$-	$63	$-	$-	$5,547
Collectively Evaluated for Potential Impairment	101,762	71,218	3,870	16,597	550	-	193,997
	$103,058	$75,406	$3,870	$16,660	$550	$-	$199,544

Total Loans
Individually Evaluated for Impairment	$1,301	$12,260	$229	$826	$-	$-	$14,616
Collectively Evaluated for Potential Impairment	271,926	190,760	20,984	76,321	104,155	4,592	668,738
	$273,227	$203,020	$21,213	$77,147	$104,155	$4,592	$683,354

NOTE 6—PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	(Dollars in thousands)
	2016	2015

Land	$2,067	$1,677
Building	11,285	11,248
Leasehold Improvements	1,854	1,781
Furniture, Fixtures, and Equipment	10,066	9,841
Property Held Under Capital Lease	299	299
Fixed Assets in Process	4,194	28
	29,765	24,874
Less Accumulated Depreciation and Amortization	(15,633)	(14,597)
Total Premises and Equipment	$14,132	$10,277

Depreciation and amortization expense on premises and equipment was $1.0 million, $921,000, and $509,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Commitments for awarded construction contracts were $4.5 million, of which $2.1 million has been paid as of December 31, 2016. There were no commitments for awarded construction contracts for the years ended December 31, 2015 and 2014.

NOTE 7—CORE DEPOSIT INTANGIBLE

A summary of core deposit intangible assets is as follows:

Carrying Amount
Balance at December 31, 2014	$4,888
Amortization Expense	(535)
Balance at December 31, 2015	4,353
Amortization Expense	(534)
Balance at December 31, 2016	$3,819

Core deposit intangible asset related to the merger totaled $5.0 million, with an estimated life of approximately 9 years. Amortization expense on the core deposit intangible is expected to be approximately $535,000 per year and is expected to total approximately $2.7 million over the next five years.

NOTE 8—DEPOSITS

The following table shows the maturities of time deposits for the next five years and beyond as of December 31, 2016 (dollars in thousands):

2016
2017	$49,563
2018	44,141
2019	22,469
2020	18,648
2021	11,050
Beyond 2021	9,157
Total	$155,028

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $46.0 million and $33.1 million as of December 31, 2016 and 2015, respectively.

NOTE 9—SHORT-TERM BORROWINGS

The following table sets forth the components of short-term borrowings as of the years indicated.

	(Dollars in thousands)
	2016		2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$307	0.65%	$485	0.41%
Maximum Amount Outstanding at any Month End	6,000		5,900

FHLB Borrowings:
Balance at Period End	-	-	9,360	0.51
Average Balance Outstanding During the Period	596	0.67	7,347	0.37
Maximum Amount Outstanding at any Month End	6,160		30,950

Securities Sold Under Agreements to Repurchase:
Balance at Period End	27,027	0.24	23,088	0.18
Average Balance Outstanding During the Period	26,311	0.26	23,303	0.24
Maximum Amount Outstanding at any Month End	30,095		27,908

Securities Collaterizing the Agreements at Period-End:
Carrying Value	33,785		26,033
Market Value	32,931		26,063

NOTE 10—OTHER BORROWED FUNDS

Other borrowed funds consist of fixed rate, long-term advances from the FHLB with remaining maturities as follows:

	(Dollars in thousands)
	2016		2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$3,500	0.94%	$-	-%
Due After One Year to Two Years	4,500	1.41	3,500	0.94
Due After Two Years to Three Years	6,000	1.78	4,500	1.41
Due After Three Years to Four Years	6,000	1.97	6,000	1.78
Due After Four Years to Five Years	5,000	2.18	6,000	1.97
Due After Five Years	3,000	2.41	8,000	2.27
Total	$28,000	1.80	$28,000	1.80

The Company maintains a credit arrangement with the FHLB with a maximum borrowing limit of approximately $294.0 million as of December 31, 2016. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate line of credit in the amount of $148.5 million and $150.0 million as of December 31, 2016 and 2015, respectively.

A Borrower-In-Custody of Collateral agreement was entered into with the Federal Reserve Bank for a $88.1 million line of credit. This credit agreement requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect loans. The Company also maintains multiple line of credit arrangements with various banks totaling $40.0 million. As of December 31, 2016, no draws had been taken on these facilities.

NOTE 11—INCOME TAXES

The provision for income taxes is summarized as follows:

	(Dollars in thousands)
	2016	2015	2014
Current Payable	$3,179	$3,462	$391
Deferred	(67)	(19)	1,218
Total Provision	$3,112	$3,443	$1,609

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are as follows:

	(Dollars in thousands)
	2016	2015
Deferred Tax Assets:
Allowance for Loan Losses	$2,653	$2,207
Amortization of Core Deposit Intangible	28	41
Amortization of Intangibles	105	114
Postretirement Benefits	54	58
Net Unrealized Loss on Securities	607	-
Passthrough Entities	4	3
Stock-Based Compensation Expense	14	4
Other	181	237
Gross Deferred Tax Assets	3,646	2,664

Deferred Tax Liabilities:
Deferred Origination Fees and Costs	395	380
Depreciation	421	545
Net Unrealized Gain on Securities	-	296
Mortgage Servicing Rights	272	225
Purchase Accounting Adjustments	2,111	1,764
Goodwill	578	544
Other	4	15
Gross Deferred Tax Liabilities	3,781	3,769
Net Deferred Tax Liabilities	$(135)	$(1,105)

No valuation allowance was established against the deferred tax assets in view of the Company’s ability to carryback taxes paid in previous years, cumulative history of earnings and anticipated future taxable income as evidenced by the Company’s earnings potential at December 31, 2016, 2015 and 2014.

Deferred taxes at December 31, 2016 and 2015 are included in other assets in the accompanying Consolidated Statement of Financial Condition.

A reconciliation of the federal income tax expense at statutory income tax rates and the actual income tax expense on income before taxes is shown below:

	(Dollars in thousands)
	2016		2015		2014
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income

Provision at Statutory Rate	$3,635	34.0%	$4,033	34.0%	$2,006	34.0%
State Taxes (Net of Federal Benefit)	56	0.5	94	0.8	4	0.1
Effect of Tax-Free Income	(404)	(3.8)	(432)	(3.6)	(475)	(8.0)
BOLI Income	(163)	(1.5)	(158)	(1.3)	(90)	(1.5)
Merger Expenses	-	-	-	-	460	7.8
Stock Options - ISO	38	0.4	5	0.0	-	-
Other	(50)	(0.5)	(99)	(0.9)	(296)	(5.1)
Actual Tax Expense and Effective Rate	$3,112	29.1%	$3,443	29.0%	$1,609	27.3%

The Company’s federal and Pennsylvania income tax returns are no longer subject to examination by federal or Commonwealth of Pennsylvania taxing authorities for years before 2013. Related to the 2014 merger with FedFirst, the 2013 tax year audit for FedFirst conducted by the Internal Revenue Service (IRS) was completed. As a result, the IRS audit adjustment did not exceed $10,000, which was accounted for in the prior year financial statements. As of December 31, 2016 and 2015, there were no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. There were no interest or penalties accrued at December 31, 2016 and 2015.

NOTE 12—EMPLOYEE BENEFITS

SAVINGS AND PROFIT SHARING PLAN

The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4 percent of an employee’s contribution at the rate of $0.25 on the dollar. All employees who are over the age of 18 and completed six months of employment are eligible to participate in the plan. The Company made contributions of $140,000, $124,000, and $61,000, in 2016, 2015 and 2014, respectively, to this plan. The 401(k) Plan includes a “safe harbor” provision and a discretionary retirement contribution. The Company made contributions of $515,000, $558,000, and $476,000 for the “safe harbor” provision in 2016, 2015 and 2014, respectively.

2015 EQUITY INCENTIVE PLAN AND STOCK OPTION PLANS

Details of the restricted stock awards and stock option grant under the 2015 Equity Incentive Plan are summarized as follows at the grant date indicated.

	December 16, 2016	December 16, 2015
Number of restricted shares granted	6,086	9,555
Number of stock options granted	50,000	177,500
Grant date common stock price	$26.45	$22.25
Restricted shares market value before tax	161	213
Stock options market value before tax	244	706

Stock option pricing assumptions
Expected life in years	6.5	6.5
Expected dividend yield	3.33%	3.96%
Risk-free interest rate	1.90%	1.67%
Expected volatility	25.7%	28.2%
Weighted average grant date fair value	$4.87	$3.98

The Company recognizes expense over the one-year vesting period for the restricted stock awards and the five-year vesting period for the stock options. Stock-based compensation expense related to restricted stock awards and stock options was $353,000 and $15,000 for the years ended December 31, 2016 and 2015, respectively. There was no stock-based compensation expense for the year ended December 31, 2014. As of December 31, 2016 and 2015, respectively, total unrecognized compensation expense was $800,000 and $683,000 related to nonvested stock options and $154,000 and $204,000 related to restricted stock awards. As of December 31, 2014, there was no unrecognized compensation expense related to nonvested stock-based compensation. The Company accrued tax benefit for non-qualified stock options of $10,000 and $1,000 for the years ended December 31, 2016 and 2015, respectively. No tax benefits were realized for non-qualified stock options for the periods ended December 31, 2014.

Intrinsic value represents the amount by which the fair value of the underlying stock at December 31, 2016 and 2015 exceeds the exercise price of the stock options. The intrinsic value of stock options was $637,560 and $119,000 at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, respectively, there were 43,931 and 93,931 shares available under the Plan to be issued in connection with the exercise of stock options and 120,074 and 126,160 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted. At December 31, 2014, the Equity Incentive Plan was not in place.

The following table presents stock option data for the years indicated:

	2016			2015			2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at beginning of year	177,500	$22.25	9.0	-	$-	-	14,515	$14.25	0.4
Granted	50,000	26.45	10.0	177,500	22.25		-	-
Exercised	(400)	22.25		-	-		(14,515)	14.25
Forfeited	-	-		-	-		-	-
Outstanding at end of year	227,100	23.17	9.2	177,500	22.25	10.0	-	-	-

Exercisable at end of year	35,100	22.25	9.0	-	-	-	-	-	-

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested at end of year	192,000	$23.17	5.0	177,500	$22.25	5.0	-	$-	-

The following table presents restricted stock award data at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested at December 31, 2014
Granted	9,555	$22.25	1.0
Vested	-	-	-
Forfeited	-	-	-
Nonvested at December 31, 2015	9,555	$22.25	1.0
Granted	6,086	26.45	1.0
Vested	(9,555)	(22.25)	(1.0)
Forfeited	-	-	-
Nonvested at December 31, 2016	6,086	$26.45	1.0

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

The unused and available credit balances of financial instruments whose contracts represent credit risk at December 31, 2016 and 2015 are as follows:

	(Dollars in thousands)
	2016	2015
Standby Letters of Credit	$36,657	$18,316
Performance Letters of Credit	2,471	1,358
Construction Mortgages	21,363	21,144
Personal Lines of Credit	5,905	5,810
Overdraft Protection Lines	5,680	6,051
Home Equity Lines of Credit	14,722	14,491
Commercial Lines of Credit	51,725	45,584
	$138,523	$112,754

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital ratios are presented in the following table, which shows that it met all regulatory capital requirements at December 31, 2016 and 2015. The Company’s capital ratios are comparable to those shown for the Bank.

	(Dollars in thousands)
	December 31, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$81,845	13.38%	$78,702	12.83%
For Capital Adequacy Purposes	27,533	4.50	27,597	4.50
To Be Well Capitalized	39,770	6.50	39,862	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	81,845	13.38	78,702	12.83
For Capital Adequacy Purposes	36,711	6.00	36,795	6.00
To Be Well Capitalized	48,947	8.00	49,060	8.00

Total Capital (to Risk-Weighted Assets)
Actual	89,497	14.63	85,192	13.89
For Capital Adequacy Purposes	48,947	8.00	49,060	8.00
To Be Well Capitalized	61,184	10.00	61,326	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	81,845	9.80	78,702	9.60
For Capital Adequacy Purposes	33,390	4.00	32,777	4.00
To Be Well Capitalized	41,738	5.00	40,972	5.00

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

The rules include new risk-based capital and leverage ratios, which are phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to institutions under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.

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

Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 2016 are as follows (dollars in thousands):

2016
2017	$472
2018	376
2019	199
2020	127
2021	100
2022 & thereafter	557
Total	$1,831

Rental expense recorded was $581,000, $543,000, and $483,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of December 31, 2016 and 2015, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level II of the fair value hierarchy. Fair values for Level II securities were primarily determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

		(Dollars in thousands)
	Valuation	December 31,
	Hierarchy	2016	2015
Available for Sale Securities:
U.S. Government Agencies	Level II	$66,156	$51,188
Obligations of States and Political Subdivisions	Level II	35,735	40,074
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	2,619	3,403
Equity Securities - Mutual Funds	Level I	507	513
Equity Securities - Other	Level I	1,191	685
Total Available for Sale Securities		$106,208	$95,863

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

		(Dollars in thousands)				Significant
	Valuation	Fair Value at December 31,		Valuation	Significant	Unobservable
Financial Asset	Hierarchy	2016	2015	Techniques	Unobservable Inputs	Input Value
Impaired Loans	Level III	$2,497	$1,155	Market Comparable Properties	Marketability Discount	10% to 30% (1)
OREO	Level III	-	111	Market Comparable Properties	Marketability Discount	10% to 50% (1)

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At December 31, 2016 and 2015, the fair value of impaired loans was $9.7 and $14.6 million, respectively. Impaired loans at December 31, 2016 and 2015 with a related allowance recorded consist of the loan balance of $3.7 million and $1.6 million less their specific valuation allowances of $1.2 million and $417,000, respectively.

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

Investment Securities (carried at fair value)

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

Loans Receivable (carried at cost)

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans, credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans are estimated using discounted cash flow analyses using market interest rates for comparable loans. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities (carried at cost)

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

Borrowed Funds (carried at cost)

Fair values of borrowed funds are estimated using discounted cash flow analyses based on current market rates for similar types of borrowing arrangements.

Commitments to Extend Credit (carried at cost)

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

The estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015 are as follows:

		(Dollars in thousands)
		2016		2015
	Valuation Method Used	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$7,699	$7,699	$2,316	$2,316
Non-Interest Bearing	Level I	6,583	6,583	9,024	9,024
Investment Securities:
Available for Sale	See Above	106,208	106,208	95,863	95,863
Loans, Net	Level III	674,094	684,777	676,864	692,373
Restricted Stock	Level II	3,665	3,665	3,824	3,824
Bank-Owned Life Insurance	Level II	18,687	18,687	18,209	18,209
Accrued Interest Receivable	Level I	2,441	2,441	2,419	2,419

Financial Liabilities:
Deposits	Level III	698,218	697,806	679,299	678,921
Short-term Borrowings	Level I	27,027	27,027	32,448	32,448
Other Borrowed Funds	Level III	28,000	28,098	28,000	27,830
Accrued Interest Payable	Level I	334	334	305	305

NOTE 17—OTHER NONINTEREST EXPENSE

In accordance with Regulation S-X, other noninterest expense that exceeds 10% of total noninterest expense is required to be disclosed by detailed expenses. The details for other noninterest expense for the Company’s consolidated statement of income for the years ended December 31, 2016, 2015 and 2014 are as follows:

	(Dollars in thousands)
	2016	2015	2014
OTHER NONINTEREST EXPENSE
Non-employee compensation	$540	$380	$217
Printing and supplies	381	341	328
Postage	213	209	159
Telephone	391	346	237
Charitable Contributions	129	128	81
Dues and subscriptions	192	184	156
Loan expenses	320	311	244
Meals and entertainment	117	126	86
Travel	151	173	95
Training	38	51	29
Miscellaneous	880	864	457
TOTAL OTHER NONINTEREST EXPENSE	$3,352	$3,113	$2,089

NOTE 18—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to CB Financial Services, Inc. is as follows:

Statement of Financial Condition

	(Dollars in thousands)
	December 31,
	2016	2015
ASSETS
Cash and Due From Banks	$132	$124
Investment Securities, Available-for-Sale	1,191	685
Investment in Community Bank	87,099	85,302
Other Assets	1,099	814
TOTAL ASSETS	$89,521	$86,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities	$52	$29
Stockholders Equity	89,469	86,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,521	$86,925

Statement of Income

	(Dollars in thousands)
	Years Ended December 31,
	2016	2015	2014

Interest and Dividend Income	$31	$27	$28
Dividend from Bank Subsidiary	3,892	3,461	4,607
Noninterest Income	168	-	35
Noninterest Expense	-	-	1,972
Income Before Undistributed Net Income of Subsidiary and Income Taxes	4,091	3,488	2,698
Undistributed Net Income of Subsidiary	3,549	4,935	1,399
Income Before Income Taxes	7,640	8,423	4,097
Income Taxes	60	3	(195)
NET INCOME	$7,580	$8,420	$4,292

Statement of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
Net Income	$7,580	$8,420	$4,292
Other Comprehensive (Loss) Income:
Unrealized Gains on Available-for-Sale Securities
Net of Income Tax of $0, $10, and $5 for the
Years Ended December 31, 2016, 2015, and 2014, Respectively	-	18	9
Reclassification Adjustment for Gains on Securities Included in Net Income, Net of Income Tax of $57 and $12 for the Years Ended December 31, 2016 and 2014, Respectively (1)	(111)	-	(23)
Other Comprehensive (Loss) Income, Net of Income (Benefit) Tax	(111)	18	(14)
Total Comprehensive Income	$7,469	$8,438	$4,278

(1) The gross amount of gains on securities of $168 and $35 for the years ended December 31, 2016 and 2014, respectively, are reported as Noninterest Income on the Parent Company Statement of Income. The income tax effect of $57 and $12 for the years ended December 31, 2016 and 2014, respectively, are included in Income Taxes on the Parent Company Statement of Income.

Statement of Cash Flows

	(Dollars in thousands)
	Years Ended December 31,
	2016	2015	2014

OPERATING ACTIVITIES
Net Income	$7,580	$8,420	$4,292
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Undistributed Net Income of Subsidiary	(3,549)	(4,935)	(1,399)
Gain on Sales of Investment Securities	(168)	-	(35)
Noncash Expense for Stock-Based Compensation	353	15	-
Other, net	(210)	(13)	(34,965)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,006	3,487	(32,107)

INVESTING ACTIVITIES
Purchases of Securities	(1,181)	(27)	(110)
Proceeds from Sales of Securities	844	-	82
NET CASH USED IN INVESTING ACTIVITIES	(337)	(27)	(28)

FINANCING ACTIVITIES
Cash Dividends Paid	(3,592)	(3,461)	(2,333)
Treasury Stock, Purchases at Cost	(14)	-	(2,896)
Stock Award Grant	(57)
Issuance of Common Stock	-	-	36,310
Exercise of Stock Options	2	-	206
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,661)	(3,461)	31,287

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	8	(1)	(848)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	124	125	973
CASH AND CASH EQUIVALENTS AT END OF YEAR	$132	$124	$125

NOTE 19—QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands, except per share date). Quarterly earnings per share data may vary from annual earnings per share due to rounding.

	Three Months Ended
2016	March 31	June 30	September 30	December 31
Interest Income	$8,122	$7,950	$7,684	$8,262
Interest Expense	703	702	708	757
Net Interest Income	7,419	7,248	6,976	7,505
Provision for Loan Losses	850	300	450	440
Net Interest Income after Provision for Loan Losses	6,569	6,948	6,526	7,065
Noninterest Income	1,848	1,868	1,821	1,825
Noninterest Expense	5,514	6,088	6,165	6,011
Income before Income Taxes	2,903	2,728	2,182	2,879
Income Taxes	858	790	607	857
Net Income	$2,045	$1,938	$1,575	$2,022

Earnings Per Share - Basic	$0.50	$0.48	$0.38	$0.50
Earnings Per Share - Diluted	0.50	0.48	0.38	0.49
Dividends Per Share	0.22	0.22	0.22	0.22

	Three Months Ended
2015	March 31	June 30	September 30	December 31
Interest Income	$8,175	$7,939	$7,946	$7,857
Interest Expense	719	671	659	666
Net Interest Income	7,456	7,268	7,287	7,191
Provision for Loan Losses	300	375	300	1,030
Net Interest Income after Provision for Loan Losses	7,156	6,893	6,987	6,161
Noninterest Income	1,826	1,806	1,905	2,058
Noninterest Expense	5,747	5,535	5,860	5,787
Income before Income Taxes	3,235	3,164	3,032	2,432
Income Taxes	940	924	904	675
Net Income	$2,295	$2,240	$2,128	$1,757

Earnings Per Share - Basic	$0.56	$0.55	$0.52	$0.43
Earnings Per Share - Diluted	0.56	0.55	0.52	0.43
Dividends Per Share	0.21	0.21	0.21	0.22

