Form 10-Q
period 2017-03-31
CB Financial Services, Inc.
filed 2017-05-08
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2017, the number of shares outstanding of the Registrant’s Common Stock was 4,088,025.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
(Dollars in thousands, except share data)	March 31, 2017	December 31, 2016
ASSETS
Cash and Due From Banks:
Interest Bearing	$19,193	$7,699
Non-Interest Bearing	16,402	6,583
Total Cash and Due From Banks	35,595	14,282
Investment Securities:
Available-for-Sale	114,521	106,208
Loans, Net	666,798	674,094
Premises and Equipment, Net	15,505	14,132
Bank-Owned Life Insurance	18,803	18,687
Goodwill	4,953	4,953
Core Deposit Intangible, Net	3,685	3,819
Accrued Interest and Other Assets	8,963	9,900
TOTAL ASSETS	$868,823	$846,075
LIABILITIES
Deposits:
Demand Deposits	$175,194	$165,400
NOW Accounts	117,301	105,962
Money Market Accounts	140,149	141,674
Savings Accounts	127,623	121,520
Time Deposits	157,656	155,028
Brokered Deposits	7,538	8,634
Total Deposits	725,461	698,218
Short-Term Borrowings	24,828	27,027
Other Borrowed Funds	24,500	28,000
Accrued Interest and Other Liabilities	3,460	3,361
TOTAL LIABILITIES	778,249	756,606
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,088,025 and 4,086,625 Shares Outstanding at March 31, 2017 and December 31, 2016, Respectively	1,818	1,818
Capital Surplus	41,955	41,863
Retained Earnings	52,518	51,713
Treasury Stock, at Cost (275,321 and 276,721 Shares at March 31, 2017 and December 31, 2016, Respectively)	(4,722)	(4,746)
Accumulated Other Comprehensive Loss	(995)	(1,179)
TOTAL STOCKHOLDERS' EQUITY	90,574	89,469
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$868,823	$846,075

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2017	2016
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$7,142	$7,497
Federal Funds Sold	15	4
Investment Securities:
Taxable	361	324
Exempt From Federal Income Tax	217	260
Other Interest and Dividend Income	56	37
TOTAL INTEREST AND DIVIDEND INCOME	7,791	8,122
INTEREST EXPENSE
Deposits	655	561
Federal Funds Purchased	-	1
Short-Term Borrowings	19	14
Other Borrowed Funds	122	127
TOTAL INTEREST EXPENSE	796	703
NET INTEREST INCOME	6,995	7,419
Provision For Loan Losses	420	850
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,575	6,569
NONINTEREST INCOME
Service Fees on Deposit Accounts	584	586
Insurance Commissions	1,086	872
Other Commissions	104	117
Net Gains on Sales of Loans	90	125
Net Gains on Sales of Investments	52	-
Net Gains on Purchased Tax Credits	14	-
Income from Bank-Owned Life Insurance	116	120
Other	30	28
TOTAL NONINTEREST INCOME	2,076	1,848
NONINTEREST EXPENSE
Salaries and Employee Benefits	3,489	3,369
Occupancy	548	474
Equipment	439	422
FDIC Assessment	81	126
PA Shares Tax	190	202
Contracted Services	132	133
Legal and Professional Fees	141	141
Advertising	125	165
Bankcard Processing Expense	123	112
Other Real Estate Owned Expense (Income)	5	(545)
Amortization of Core Deposit Intangible	134	134
Other	810	781
TOTAL NONINTEREST EXPENSE	6,217	5,514
Income Before Income Taxes	2,434	2,903
Income Taxes	730	858
NET INCOME	$1,704	$2,045
EARNINGS PER SHARE
Basic	$0.42	$0.50
Diluted	0.42	0.50
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,087,289	4,081,017
Diluted	4,098,276	4,081,869

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net Income	$1,704	$2,045
Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities Net of Income Tax of $113 and $135 for the Three Months Ended March 31, 2017 and 2016, Respectively	218	261
Reclassification Adjustment for Gains on Securities:
Included in Net Income, Net of Income Tax of $18 for the Three Months Ended March 31, 2017 (1)	(34)	-
Other Comprehensive Income, Net of Income Tax	184	261
Total Comprehensive Income	$1,888	$2,306

(1)	The gross amount of gains on securities of $52 for the Three Months Ended March 31, 2017, are reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect is included in Income Taxes on the Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders Equity

December 31, 2015	4,363,346	$1,818	$41,614	$47,725	$(4,836)	$575	$86,896
Comprehensive Income:
Net Income	-	-	-	2,045	-	-	2,045
Other Comprehensive Income	-	-	-	-	-	261	261
Stock-Based Compensation Expense	-	-	87	-	-	-	87
Dividends Paid ($0.22 Per Share)	-	-	-	(898)	-	-	(898)
March 31, 2016	4,363,346	$1,818	$41,701	$48,872	$(4,836)	$836	$88,391

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders Equity

December 31, 2016	4,363,346	$1,818	$41,863	$51,713	$(4,746)	$(1,179)	$89,469
Comprehensive Income:
Net Income	-	-	-	1,704	-	-	1,704
Other Comprehensive Income	-	-	-	-	-	184	184
Stock-Based Compensation Expense	-	-	85	-	-	-	85
Exercise of stock options	-	-	7	-	24	-	31
Dividends Paid ($0.22 Per Share)	-	-	-	(899)	-	-	(899)
March 31, 2017	4,363,346	$1,818	$41,955	$52,518	$(4,722)	$(995)	$90,574

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
OPERATING ACTIVITIES
Net Income	$1,704	$2,045
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	84	56
Depreciation and Amortization	673	764
Provision for Loan Losses	420	850
Income from Bank-Owned Life Insurance	(116)	(120)
Proceeds From Mortgage Loans Sold	3,937	5,513
Originations of Mortgage Loans for Sale	(3,847)	(5,388)
Gains on Sales of Loans	(90)	(125)
Gains on Sales of Investment Securities	(52)	-
Gains on Sales of Other Real Estate Owned and Repossessed Assets	-	(19)
Noncash Expense for Stock-Based Compensation	85	87
Decrease in Accrued Interest Receivable	77	185
Valuation Adjustment on Foreclosed Real Estate	-	(566)
(Decrease) Increase in Taxes Payable	(2,485)	947
Increase in Accrued Interest Payable	40	4
Net Payment of Federal/State Income Taxes	(30)	(20)
Other, Net	3,433	(1,411)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,833	2,802
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	3,131	17,191
Purchases of Securities	(14,391)	(14,651)
Proceeds from Sales of Securities	3,194	-
Net Decrease (Increase) in Loans	6,434	(4,648)
Purchase of Premises and Equipment	(1,661)	(106)
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	-	175
Decrease in Restricted Equity Securities	97	590
NET CASH USED IN INVESTING ACTIVITIES	(3,196)	(1,449)
FINANCING ACTIVITIES
Net Increase in Deposits	27,243	10,651
Net Decrease in Short-Term Borrowings	(2,199)	(9,865)
Principal Payments on Other Borrowed Funds	(3,500)	-
Cash Dividends Paid	(899)	(898)
Exercise of Stock Options	31	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,676	(112)
INCREASE IN CASH AND CASH EQUIVALENTS	21,313	1,241
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	14,282	11,340
CASH AND DUE FROM BANKS AT END OF PERIOD	$35,595	$12,581
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited
to deposit accounts of $610 and $556 respectively)	$755	$699
Income taxes	30	20
Real estate acquired in settlement of loans	155	3,236
Transfer of real estate acquired in settlement of loans to premise and equipment	-	2,350
Securities purchased not settled	791	-

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc. (“CB Financial”) and its wholly owned subsidiary, Community Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Exchange Underwriters, Inc. (“Exchange Underwriters” or “EU”). CB Financial and the Bank are collectively referred to as the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading in any material respect. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, evaluation of securities for other-than-temporary impairment including related cash flow projections, goodwill impairment, and the valuation of deferred tax assets.

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All of these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Interim results are not necessarily indicative of results for a full year.

The Company is currently evaluating the provisions of Accounting Standards Codification (“ASC”) Topic 280 for segment reporting information related to Exchange Underwriters. During the current quarter, Exchange Underwriters insurance commissions comprised of approximately 11% of combined interest and noninterest income but less than 10% of the combined assets of the Company. While EU exceeded the 10% threshold of total interest and noninterest income, this was primarily related to a unique income event of increased contingency income. Contingency fees are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges.

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

Recent Accounting Standards

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchases Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchases callable debt securities. The amendments shorten the amortization period of premiums on certain purchases callable debt securities to the earliest call date. ASU 2017-08 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2018, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2019 and for all other entities for annual periods beginning after December 15, 2020 with early adoption permitted. The Company is evaluating the provisions of ASU 2017-08 but believes that its adoption will not have a material impact on the Company's consolidated financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the second step of the goodwill impairment test. Instead, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted, and is to be applied on a prospective basis. The Company is currently evaluating the provisions of ASU 2017-04, but does not believe that its adoption will have a material impact on the Company's consolidated financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and the amendments should be applied using a retrospective transition method to each period presented.  The Company is currently evaluating the provisions of ASU 2016-15, but does not believe that its adoption will have a material impact on the Company's consolidated financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP; and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, debt securities, trade receivables, net investments in leases, off balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-13, but does not believe that its adoption will have a material impact on the Company's consolidated financial condition or results of operations.

Recent Accounting Standards (continued)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 introduces amendments intended to simplify the accounting for stock compensation.  ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period.  The ASU also requires excess tax benefits be classified along with other income tax cash flows as an operating activity in the statement of cash  flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  The adoption of ASU 2016-09 as of January 1, 2017, had no effect on the Company's consolidated financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet, and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the provisions of ASU 2016-02, but expects to report increased assets and liabilities as a result of reporting additional leases on the Company's consolidated statement of financial condition.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance, such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e., an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09. The guidance is effective for the Company’s financial statements beginning January 1, 2018. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income, and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance included in non-interest income, such as insurance commission fees, service charges, payment processing fees, trust services fees and brokerage services fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on its consolidated financial position and results of operations.

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

	Three Months Ended March 31,
	2017	2016
Weighted-Average Common Shares Outstanding	4,363,346	4,363,346
Average Treasury Stock Shares	(276,057)	(282,329)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,087,289	4,081,017
Additional Common Stock Equivalents (Stock Options and Restricted Stock) Used to Calculate Diluted Earnings Per Share	10,987	852
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,098,276	4,081,869

Earnings per share:
Basic	$0.42	$0.50
Diluted	0.42	0.50

Note 3. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$66,638	$1	$(1,666)	$64,973
Obligations of States and Political Subdivisions	34,285	350	(270)	34,365
Mortgage-Backed Securities - Government-Sponsored Enterprises	13,443	14	(49)	13,408
Equity Securities - Mutual Funds	500	4	-	504
Equity Securities - Other	1,162	120	(11)	1,271
Total	$116,028	$489	$(1,996)	$114,521

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$67,944	$18	$(1,806)	$66,156
Obligations of States and Political Subdivisions	35,856	366	(487)	35,735
Mortgage-Backed Securities - Government-Sponsored Enterprises	2,588	31	-	2,619
Equity Securities - Mutual Funds	500	7	-	507
Equity Securities - Other	1,106	91	(6)	1,191
Total	$107,994	$513	$(2,299)	$106,208

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	March 31, 2017
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	22	$59,950	$(1,666)	-	$-	$-	22	$59,950	$(1,666)
Obligations of States and Political Subdivisions	30	16,213	(269)	1	260	(1)	31	16,473	(270)
Mortgage-Backed Securities - Government Sponsored Enterprises	5	10,991	(49)	-	-	-	5	10,991	(49)
Equity Securities - Other	3	226	(11)	-	-	-	3	226	(11)
Total	60	$87,380	$(1,995)	1	$260	$(1)	61	$87,640	$(1,996)

	December 31, 2016
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	23	$62,853	$(1,806)	-	$-	$-	23	$62,853	$(1,806)
Obligations of States and Political Subdivisions	39	19,749	(485)	1	260	(2)	40	20,009	(487)
Equity Securities - Other	2	160	(6)	-	-	-	2	160	(6)
Total	64	$82,762	$(2,297)	1	$260	$(2)	65	$83,022	$(2,299)

For debt securities, the Company does not believe any individual unrealized loss as of March 31, 2017 and December 31, 2016 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at March 31, 2017 and December 31, 2016 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	March 31, 2017
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$3,044	$3,194
Due after One Year through Five Years	13,528	13,478
Due after Five Years through Ten Years	87,796	86,105
Due after Ten Years	11,660	11,744
Total	$116,028	$114,521

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

	(Dollars in thousands)
	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$188,583	35.9%	$186,077	35.4%
Commercial	136,405	26.0	139,894	26.7
Construction	13,338	2.5	10,646	2.0
Commercial and Industrial	74,469	14.2	71,091	13.5
Consumer	108,817	20.7	114,007	21.7
Other	3,580	0.7	3,637	0.7
Total Originated Loans	525,192	100.0%	525,352	100.0%
Allowance for Loan Losses	(7,206)		(7,283)
Loans, Net	$517,986		$518,069

Loans Acquired at Fair Value
Real Estate:
Residential	$82,580	55.3%	$85,511	54.7%
Commercial	57,299	38.4	61,116	39.0
Commercial and Industrial	9,318	6.2	9,721	6.2
Consumer	194	0.1	197	0.1
Total Loans Acquired at Fair Value	149,391	100.0%	156,545	100.0%
Allowance for Loan Losses	(579)		(520)
Loans, Net	$148,812		$156,025

Total Loans
Real Estate:
Residential	$271,163	40.2%	$271,588	39.8%
Commercial	193,704	28.7	201,010	29.5
Construction	13,338	2.0	10,646	1.6
Commercial and Industrial	83,787	12.4	80,812	11.9
Consumer	109,011	16.2	114,204	16.7
Other	3,580	0.5	3,637	0.5
Total Loans	674,583	100.0%	681,897	100.0%
Allowance for Loan Losses	(7,785)		(7,803)
Loans, Net	$666,798		$674,094

Total unamortized net deferred loan fees were $826,000 and $818,000 at March 31, 2017 and December 31, 2016, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $86.2 million and $83.9 million at March 31, 2017 and December 31, 2016, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At March 31, 2017 and December 31, 2016, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands)
	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$187,194	$980	$409	$-	$188,583
Commercial	119,538	13,725	2,220	922	136,405
Construction	12,699	-	580	59	13,338
Commercial and Industrial	67,430	4,182	1,450	1,407	74,469
Consumer	108,787	-	30	-	108,817
Other	3,580	-	-	-	3,580
Total Originated Loans	$499,228	$18,887	$4,689	$2,388	$525,192

Loans Acquired at Fair Value
Real Estate:
Residential	$80,083	$-	$2,497	$-	$82,580
Commercial	54,019	2,225	852	203	57,299
Commercial and Industrial	8,771	58	379	110	9,318
Consumer	194	-	-	-	194
Total Loans Acquired at Fair Value	$143,067	$2,283	$3,728	$313	$149,391

Total Loans
Real Estate:
Residential	$267,277	$980	$2,906	$-	$271,163
Commercial	173,557	15,950	3,072	1,125	193,704
Construction	12,699	-	580	59	13,338
Commercial and Industrial	76,201	4,240	1,829	1,517	83,787
Consumer	108,981	-	30	-	109,011
Other	3,580	-	-	-	3,580
Total Loans	$642,295	$21,170	$8,417	$2,701	$674,583

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$184,721	$1,050	$306	$-	$186,077
Commercial	122,811	14,118	2,035	930	139,894
Construction	9,944	-	595	107	10,646
Commercial and Industrial	65,612	2,720	1,322	1,437	71,091
Consumer	113,847	-	160	-	114,007
Other	3,637	-	-	-	3,637
Total Originated Loans	$500,572	$17,888	$4,418	$2,474	$525,352
Loans Acquired at Fair Value
Real Estate:
Residential	$83,044	$-	$2,467	$-	$85,511
Commercial	58,411	2,358	347	-	61,116
Commercial and Industrial	9,117	42	441	121	9,721
Consumer	197	-	-	-	197
Total Loans Acquired at Fair Value	$150,769	$2,400	$3,255	$121	$156,545
Total Loans
Real Estate:
Residential	$267,765	$1,050	$2,773	$-	$271,588
Commercial	181,222	16,476	2,382	930	201,010
Construction	9,944	-	595	107	10,646
Commercial and Industrial	74,729	2,762	1,763	1,558	80,812
Consumer	114,044	-	160	-	114,204
Other	3,637	-	-	-	3,637
Total Loans	$651,341	$20,288	$7,673	$2,595	$681,897

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands)
	March 31, 2017
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$186,493	$1,612	$68	$-	$1,680	$410	$188,583
Commercial	136,317	88	-	-	88	-	136,405
Construction	13,279	-	-	-	-	59	13,338
Commercial and Industrial	72,432	556	74	-	630	1,407	74,469
Consumer	107,970	764	40	13	817	30	108,817
Other	3,580	-	-	-	-	-	3,580
Total Originated Loans	$520,071	$3,020	$182	$13	$3,215	$1,906	$525,192

Loans Acquired at Fair Value
Real Estate:
Residential	$80,658	$321	$-	$-	$321	$1,601	$82,580
Commercial	56,760	-	-	-	-	539	57,299
Commercial and Industrial	8,889	407	-	-	407	22	9,318
Consumer	194	-	-	-	-	-	194
Total Loans Acquired at Fair Value	$146,501	$728	$-	$-	$728	$2,162	$149,391

Total Loans
Real Estate:
Residential	$267,151	$1,933	$68	$-	$2,001	$2,011	$271,163
Commercial	193,077	88	-	-	88	539	193,704
Construction	13,279	-	-	-	-	59	13,338
Commercial and Industrial	81,321	963	74	-	1,037	1,429	83,787
Consumer	108,164	764	40	13	817	30	109,011
Other	3,580	-	-	-	-	-	3,580
Total Loans	$666,572	$3,748	$182	$13	$3,943	$4,068	$674,583

	December 31, 2016
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$183,939	$1,638	$72	$120	$1,830	$308	$186,077
Commercial	139,821	-	-	-	-	73	139,894
Construction	10,539	-	-	-	-	107	10,646
Commercial and Industrial	68,310	952	-	-	952	1,829	71,091
Consumer	112,232	1,311	296	8	1,615	160	114,007
Other	3,637	-	-	-	-	-	3,637
Total Originated Loans	$518,478	$3,901	$368	$128	$4,397	$2,477	$525,352

Loans Acquired at Fair Value
Real Estate:
Residential	$82,523	$893	$307	$223	$1,423	$1,565	$85,511
Commercial	60,437	332	-	-	332	347	61,116
Commercial and Industrial	9,577	121	23	-	144	-	9,721
Consumer	197	-	-	-	-	-	197
Total Loans Acquired at Fair Value	$152,734	$1,346	$330	$223	$1,899	$1,912	$156,545

Total Loans
Real Estate:
Residential	$266,462	$2,531	$379	$343	$3,253	$1,873	$271,588
Commercial	200,258	332	-	-	332	420	201,010
Construction	10,539	-	-	-	-	107	10,646
Commercial and Industrial	77,887	1,073	23	-	1,096	1,829	80,812
Consumer	112,429	1,311	296	8	1,615	160	114,204
Other	3,637	-	-	-	-	-	3,637
Total Loans	$671,212	$5,247	$698	$351	$6,296	$4,389	$681,897

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

	(Dollars in Thousands)
	March 31, 2017	December 31, 2016
Nonaccrual Loans:
Originated Loans:
Real Estate:
Residential	$410	$308
Commercial	-	73
Construction	59	107
Commercial and Industrial	1,407	1,829
Consumer	30	160
Total Originated Nonaccrual Loans	1,906	2,477

Loans Acquired at Fair Value:
Real Estate:
Residential	1,601	1,565
Commercial	539	347
Commercial and Industrial	22	-
Total Loans Acquired at Fair Value Nonaccrual Loans	2,162	1,912
Total Nonaccrual Loans	4,068	4,389

Accruing Loans Past Due 90 Days or More:
Originated Loans:
Real Estate:
Residential	-	120
Consumer	13	8
Total Originated Accruing Loans 90 Days or More Past Due	13	128

Loans Acquired at Fair Value:
Real Estate:
Residential	-	223
Total Loans Acquired at Fair Value Accruing Loans 90 Days or More Past Due	-	223
Total Accruing Loans 90 Days or More Past Due	13	351
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	4,081	4,740

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate - Commercial	1,312	1,325
Commercial and Industrial	6	6
Other	4	4
Total Originated Loans	1,322	1,335
Loans Acquired at Fair Value:
Real Estate - Residential	1,289	1,299
Real Estate - Commercial	471	660
Commercial and Industrial	357	393
Total Loans Acquired at Fair Value	2,117	2,352
Total Troubled Debt Restructurings, Accruing	3,439	3,687

Total Nonperforming Loans	7,520	8,427

Real Estate Owned:
Residential	155	-
Commercial	174	174
Total Real Estate Owned	329	174

Total Nonperforming Assets	$7,849	$8,601

Nonperforming Loans to Total Loans	1.11%	1.24%
Nonperforming Assets to Total Assets	0.90	1.02

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $1.1 million and $2.2 million at March 31, 2017 and December 31, 2016, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in our portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 14 loans totaling $4.4 million and 15 loans totaling $4.7 million at March 31, 2017 and December 31, 2016, respectively. Originated loans classified as TDRs consisted of 6 loans totaling $2.3 million at March 31, 2017 and December 31, 2016, respectively. Loans acquired at fair value classified as TDRs consisted of 8 loans totaling $2.1 million and 9 loans totaling $2.4 million at March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017, one commercial real estate loan previously identified as an acquired loan at fair value TDR paid off. During the three months ended March 31, 2016, one commercial loan previously identified as an acquired loan at fair value TDR paid off. No TDRs have subsequently defaulted during the three months ended March 31, 2017 and 2016, respectively.

The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated. No loans were modified for the three months ended March 31, 2017. The following table presents information at the time of modification related to loans modified in a TDR during the three months ended March 31, 2016.

	(Dollars in thousands)
	Three Months Ended March 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Other	1	$7	$7	$-
Total	1	$7	$7	$-

Loans Acquired at Fair Value
Real Estate
Residential	1	$37	$45	$-
Commercial	1	539	539
Total	2	$576	$584	$-

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	March 31, 2017
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$2,009	$-	$2,009	$2,033	$23
Construction	639	-	639	674	7
Commercial and Industrial	632	-	632	619	8
Other	4	-	4	4	-
Total With No Related Allowance Recorded	$3,284	$-	$3,284	$3,330	$38

Loans Acquired at Fair Value
Real Estate:
Residential	$1,289	$-	$1,289	$1,294	$16
Commercial	987	-	987	997	13
Commercial and Industrial	379	-	379	407	4
Total With No Related Allowance Recorded	$2,655	$-	$2,655	$2,698	$33

Total Loans
Real Estate:
Residential	$1,289	$-	$1,289	$1,294	$16
Commercial	2,996	-	2,996	3,030	36
Construction	639	-	639	674	7
Commercial and Industrial	1,011	-	1,011	1,026	12
Other	4	-	4	4	-
Total With No Related Allowance Recorded	$5,939	$-	$5,939	$6,028	$71

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,523	$402	$1,523	$1,531	$20
Commercial and Industrial	2,231	703	2,255	2,232	27
Total With A Related Allowance Recorded	$3,754	$1,105	$3,778	$3,763	$47

Loans Acquired at Fair Value
Real Estate:
Commercial	$539	$-	$630	$674	$(2)
Commercial and Industrial	110	24	110	114	1
Total With A Related Allowance Recorded	$649	$24	$740	$788	$(1)

Total Loans
Real Estate:
Commercial	$2,062	$402	$2,153	$2,205	$18
Commercial and Industrial	2,341	727	2,365	2,346	28
Total With A Related Allowance Recorded	$4,403	$1,129	$4,518	$4,551	$46

	March 31, 2017 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Commercial	$3,532	$402	$3,532	$3,564	$43
Construction	639	-	639	674	7
Commercial and Industrial	2,863	703	2,887	2,851	35
Other	4	-	4	4	-
Total Impaired Loans	$7,038	$1,105	$7,062	$7,093	$85

Loans Acquired at Fair Value
Real Estate:
Residential	$1,289	$-	$1,289	$1,294	$16
Commercial	1,526	-	1,617	1,671	11
Commercial and Industrial	489	24	489	521	5
Total Impaired Loans	$3,304	$24	$3,395	$3,486	$32

Total Loans
Real Estate:
Residential	$1,289	$-	$1,289	$1,294	$16
Commercial	5,058	402	5,149	5,235	54
Construction	639	-	639	674	7
Commercial and Industrial	3,352	727	3,376	3,372	40
Other	4	-	4	4	-
Total Impaired Loans	$10,342	$1,129	$10,457	$10,579	$117

	December 31, 2016
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$2,112	$-	$2,112	$2,228	$100
Construction	702	-	702	843	28
Commercial and Industrial	825	-	825	891	45
Other	4	-	4	6	1
Total With No Related Allowance Recorded	$3,643	$-	$3,643	$3,968	$174

Loans Acquired at Fair Value
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	660	-	660	763	47
Commercial and Industrial	441	-	441	543	21
Total With No Related Allowance Recorded	$2,401	$-	$2,401	$2,626	$136

Total Loans
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	2,772	-	2,772	2,991	147
Construction	702	-	702	843	28
Commercial and Industrial	1,266	-	1,266	1,434	66
Other	4	-	4	6	1
Total With No Related Allowance Recorded	$6,044	$-	$6,044	$6,594	$310

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,249	$360	$1,249	$1,277	$66
Commercial and Industrial	1,940	655	1,946	1,951	27
Total With A Related Allowance Recorded	$3,189	$1,015	$3,195	$3,228	$93

Loans Acquired at Fair Value
Real Estate:
Commercial	$347	$114	$437	$367	$-
Commercial and Industrial	121	31	121	141	6
Total With A Related Allowance Recorded	$468	$145	$558	$508	$6

Total Loans
Real Estate:
Commercial	$1,596	$474	$1,686	$1,644	$66
Commercial and Industrial	2,061	686	2,067	2,092	33
Total With A Related Allowance Recorded	$3,657	$1,160	$3,753	$3,736	$99

	December 31, 2016 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans
Originated Loans
Real Estate:
Commercial	$3,361	$360	$3,361	$3,505	$166
Construction	702	-	702	843	28
Commercial and Industrial	2,765	655	2,771	2,842	72
Other	4	-	4	6	1
Total Impaired Loans	$6,832	$1,015	$6,838	$7,196	$267

Loans Acquired at Fair Value
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	1,007	114	1,097	1,130	47
Commercial and Industrial	562	31	562	684	27
Total Impaired Loans	$2,869	$145	$2,959	$3,134	$142

Total Loans
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	4,368	474	4,458	4,635	213
Construction	702	-	702	843	28
Commercial and Industrial	3,327	686	3,333	3,526	99
Other	4	-	4	6	1
Total Impaired Loans	$9,701	$1,160	$9,797	$10,330	$409

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment for the periods indicated.

	(Dollars in thousands)
	March 31, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
December 31, 2016	$1,106	$1,942	$65	$1,579	$2,463	$-	$128	$7,283
Charge-offs	-	-	-	-	(327)	-	-	(327)
Recoveries	4	-	-	11	65	-	-	80
Provision	(21)	(44)	18	8	55	-	154	170
March 31, 2017	$1,089	$1,898	$83	$1,598	$2,256	$-	$282	$7,206

Loans Acquired at Fair Value
December 31, 2016	$-	$365	$-	$120	$-	$-	$35	$520
Charge-offs	(64)	(129)	-	-	-	-	-	(193)
Recoveries	-	1	-	-	1	-	-	2
Provision	64	234	-	(6)	(1)	-	(41)	250
March 31, 2017	$-	$471	$-	$114	$-	$-	$(6)	$579

Total Allowance for Loan Losses
December 31, 2016	$1,106	$2,307	$65	$1,699	$2,463	$-	$163	$7,803
Charge-offs	(64)	(129)	-	-	(327)	-	-	(520)
Recoveries	4	1	-	11	66	-	-	82
Provision	43	190	18	2	54	-	113	420
March 31, 2017	$1,089	$2,369	$83	$1,712	$2,256	$-	$276	$7,785

	March 31, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$402	$-	$703	$-	$-	$-	$1,105
Collectively Evaluated for Potential Impairment	$1,089	$1,496	$83	$895	$2,256	$-	$282	$6,101

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$-	$-	$24	$-	$-	$-	$24
Collectively Evaluated for Potential Impairment	$-	$471	$-	$90	$-	$-	$(6)	$555

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$402	$-	$727	$-	$-	$-	$1,129
Collectively Evaluated for Potential Impairment	$1,089	$1,967	$83	$985	$2,256	$-	$276	$6,656

	March 31, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
December 31, 2015	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(20)	-	-	-	(185)	(17)	-	(222)
Recoveries	1	-	-	-	24	9	-	34
Provision	(345)	(9)	(20)	319	450	10	230	635
March 31, 2016	$1,259	$2,036	$117	$1,103	$2,176	$2	$244	$6,937

Loans Acquired at Fair Value
December 31, 2015	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	(180)	-	-	(5)	-	-	(185)
Recoveries	2	1	-	-	3	-	-	6
Provision	(2)	179	-	-	2	-	36	215
March 31, 2016	$-	$-	$-	$-	$-	$-	$36	$36

Total Allowance for Loan Losses
December 31, 2015	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(20)	(180)	-	-	(190)	(17)	-	(407)
Recoveries	3	1	-	-	27	9	-	40
Provision	(347)	170	(20)	319	452	10	266	850
March 31, 2016	$1,259	$2,036	$117	$1,103	$2,176	$2	$280	$6,973

	March 31, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$377	$-	$322	$-	$-	$-	$699
Collectively Evaluated for Potential Impairment	$1,259	$1,659	$117	$781	$2,176	$2	$244	$6,238

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$52	$-	$-	$-	$-	$-	$-	$52
Collectively Evaluated for Potential Impairment	$(52)	$-	$-	$-	$-	$-	$36	$(16)

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$52	$377	$-	$322	$-	$-	$-	$751
Collectively Evaluated for Potential Impairment	$1,207	$1,659	$117	$781	$2,176	$2	$280	$6,222

	December 31, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$360	$-	$655	$-	$-	$-	$1,015
Collectively Evaluated for Potential Impairment	$1,106	$1,582	$65	$924	$2,463	$-	$128	$6,268

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$114	$-	$31	$-	$-	$-	$145
Collectively Evaluated for Potential Impairment	$-	$251	$-	$89	$-	$-	$35	$375

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$474	$-	$686	$-	$-	$-	$1,160
Collectively Evaluated for Potential Impairment	$1,106	$1,833	$65	$1,013	$2,463	$-	$163	$6,643

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2016	$1,640
Accretable Yield	(234)
Balance at March 31, 2017	$1,406

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	March 31, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$-	$3,532	$639	$2,863	$-	$4	$7,038
Collectively Evaluated for Potential Impairment	188,583	132,873	12,699	71,606	108,817	3,576	518,154
	$188,583	$136,405	$13,338	$74,469	$108,817	$3,580	$525,192

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,289	$1,526	$-	$489	$-	$-	$3,304
Collectively Evaluated for Potential Impairment	81,291	55,773	-	8,829	194	-	146,087
	$82,580	$57,299	$-	$9,318	$194	$-	$149,391

Total Loans
Individually Evaluated for Impairment	$1,289	$5,058	$639	$3,352	$-	$4	$10,342
Collectively Evaluated for Potential Impairment	269,874	188,646	12,699	80,435	109,011	3,576	664,241
	$271,163	$193,704	$13,338	$83,787	$109,011	$3,580	$674,583

	December 31, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$-	$3,361	$702	$2,765	$-	$4	$6,832
Collectively Evaluated for Potential Impairment	186,077	136,533	9,944	68,326	114,007	3,633	518,520
	$186,077	$139,894	$10,646	$71,091	$114,007	$3,637	$525,352

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,300	$1,007	$-	$562	$-	$-	$2,869
Collectively Evaluated for Potential Impairment	84,211	60,109	-	9,159	197	-	153,676
	$85,511	$61,116	$-	$9,721	$197	$-	$156,545

Total Loans
Individually Evaluated for Impairment	$1,300	$4,368	$702	$3,327	$-	$4	$9,701
Collectively Evaluated for Potential Impairment	270,288	196,642	9,944	77,485	114,204	3,633	672,196
	$271,588	$201,010	$10,646	$80,812	$114,204	$3,637	$681,897

Note 5. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

Maturity Period:	2017
One Year or Less	$49,215
Over One Through Two Years	55,404
Over Two Through Three Years	18,564
Over Three Through Four Years	14,930
Over Four Through Five Years	11,060
Over Five Years	8,483
Total	$157,656

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $45.7 million and $46.0 million as of March 31, 2017 and December 31, 2016, respectively.

Note 6. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	March 31, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$34	-%	$307	0.65%
Maximum Amount Outstanding at any Month End	550		6,000

FHLB Borrowings:
Balance at Period End	-	-	-	-
Average Balance Outstanding During the Period	-	-	596	0.67
Maximum Amount Outstanding at any Month End	-		6,160

Securities Sold Under Agreements to Repurchase:
Balance at Period End	24,828	0.24	27,027	0.24
Average Balance Outstanding During the Period	26,092	0.30	26,311	0.26
Maximum Amount Outstanding at any Month End	25,575		30,095

Securities Collaterizing the Agreements at Period-End:
Carrying Value	32,501		33,785
Market Value	31,684		32,931

Note 7. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	March 31, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$3,500	1.35%	$-	-%
Due After One Year to Two Years	4,000	1.67	3,500	0.94
Due After Two Years to Three Years	6,000	1.88	4,500	1.41
Due After Three Years to Four Years	5,000	2.09	6,000	1.78
Due After Four Years to Five Years	3,000	2.23	6,000	1.97
Due After Five Years	3,000	2.41	8,000	2.27
Total	$24,500	1.92	$28,000	1.80

As of March 31, 2017, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $286.1 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $148.5 million as of March 31, 2017 and December 31, 2016, respectively.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $86.0 million that requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various banks totaling $40.0 million. As of March 31, 2017 and December 31, 2016, no draws had been taken on these facilities.

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

	(Dollars in thousands)
	March 31, 2017	December 31, 2016
Standby Letters of Credit	$42,564	$36,657
Performance Letters of Credit	1,962	2,471
Construction Mortgages	28,968	21,363
Personal Lines of Credit	6,138	5,905
Overdraft Protection Lines	5,692	5,680
Home Equity Lines of Credit	15,205	14,722
Commercial Lines of Credit	64,296	51,725
	$164,825	$138,523

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

		(Dollars in thousands)
	Fair Value Hierarchy	March 31, 2017	December 31, 2016
Available for Sales Securities:
U.S. Government Agencies	Level II	$64,973	$66,156
Obligations of States and Political Subdivisions	Level II	34,365	35,735
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	13,408	2,619
Equity Securities - Mutual Funds	Level I	504	507
Equity Securities - Other	Level I	1,271	1,191
Total Available for Sale Securities		$114,521	$106,208

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

		(Dollars in thousands)
		Fair Value at				Significant
Financial Asset	Fair Value Hierarchy	March 31, 2017	December 31, 2016	Valuation Techniques	Significant Unobservable Inputs	Unobservable Input Value
Impaired Loans	Level III	$3,274	$2,497	Market Comparable Properties	Marketability Discount	10%	to	30%
OREO	Level III	155	-	Market Comparable Properties	Marketability Discount	10%	to	50%

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At March 31, 2017 and December 31, 2016, the fair value of impaired loans consists of the loan balances of $4.4 million and $3.7 million, respectively, less their specific valuation allowances of $1.1 million and $1.2, respectively.

Other real estate owned (OREO) properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, other real estate owned is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an other real estate owned property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy. During the three months ended March 31, 2017, one mortgage real estate loan moved into OREO. During the three months ended March 31, 2016, two commercial real estate properties for $3.2 million were foreclosed on, moved into OREO, evaluated for fair value and recorded a prior first quarter gain on the valuation adjustment on foreclosed real estate for approximately $566,000. This recognized gain on the valuation adjustment was supported by independent appraisals of the two properties. One property was subject to a tentative sales agreement with a current customer which closed in the prior year. The other property was transferred into premises and equipment of the Company due to the location and the Company’s need of a new location for company headquarters. At March 31, 2017, one residential real estate loan for $155,000 was moved into OREO.

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

Investment Securities

The fair value of investment securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities or matrix pricing, which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		March 31, 2017		December 31, 2016
	Fair Value Heirarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$19,193	$19,193	$7,699	$7,699
Non-Interest Bearing	Level I	16,402	16,402	6,583	6,583
Investment Securities:
Available for Sale	See Above	114,521	114,521	106,208	106,208
Loans, Net	Level III	666,798	677,172	674,094	684,777
Restricted Stock	Level II	3,567	3,567	3,665	3,665
Bank-Owned Life Insurance	Level II	18,803	18,803	18,687	18,687
Accrued Interest Receivable	Level II	2,364	2,364	2,441	2,441

Financial Liabilities:
Deposits	Level II	725,461	696,110	698,218	697,806
Short-term Borrowings	Level II	24,828	24,828	27,027	27,027
Other Borrowed Funds	Level II	24,500	24,567	28,000	28,098
Accrued Interest Payable	Level II	375	375	334	334

Note 10. Other Noninterest Expense

In accordance with SEC Regulation S-X, other noninterest expense that exceeds 10% of total noninterest expense is required to be disclosed by detailed expenses. The details for other noninterest expense for the Company’s consolidated statement of income for the three months ended March 31, 2017and 2016, are as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2017	2016
Other Noninterest Expense
Non-employee compensation	$100	$133
Printing and supplies	103	74
Postage	66	59
Telephone	88	84
Charitable contributions	24	28
Dues and subscriptions	63	47
Loan expenses	74	70
Meals and entertainment	24	25
Travel	26	30
Training	11	12
Miscellaneous	231	219
Total Other Noninterest Expense	$810	$781

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. On April 26, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 15.0%. If corporate tax rates were reduced, management expects the Company would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The proposal is at the beginning stages of negotiations and will need to be addressed by both houses of Congress. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on Company’s operating results or financial position at the present time.

The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

General

CB Financial Services, Inc. is a bank holding company established in 2006. CB Financial’s business activity is conducted through its wholly owned banking subsidiary Community Bank.

The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from 16 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc., the Bank’s wholly-owned subsidiary that is a full-service, independent insurance agency.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2017 compared to the financial condition as of December 31, 2016 and the consolidated results of operations for the three months ended March 31, 2017 and 2016.

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

Statement of Financial Condition Analysis

Assets. Total assets increased $22.7 million, or 2.7%, to $868.8 million at March 31, 2017 compared to $846.1 million at December 31, 2016.

Investment securities classified as available-for-sale increased $8.3 million, or 7.8%, to $114.5 million at March 31, 2017 compared to $106.2 million at December 31, 2016. This increase was primarily the result of new security purchases to invest deposit growth and replace calls and maturities of U.S. government agencies and obligations of states and political subdivisions. These security activities were mainly funded by deposit growth, calls, maturities and loan portfolio payoffs.

Loans, net, decreased $7.3 million, or 1.1%, to $666.8 million at March 31, 2017 compared to $674.1 million at December 31, 2016. This was primarily due to net paydowns of $7.3 million in commercial real estate loans and $5.2 million in consumer loans (mainly indirect auto loans), partially offset by net originations of $2.8 million in commercial and industrial and $2.7 million in construction loans. The net loan payoffs were utilized to fund loan originations and security purchases during the current period.

Premises and equipment, net, increased $1.4 million, or 9.7%, to $15.5 million at March 31, 2017 compared to $14.1 million at December 31, 2016. This was mainly due to additions related to the new Operations Center currently under construction for the Bank.

Liabilities. Total liabilities increased $21.6 million, or 2.9%, to $778.2 million at March 31, 2017 compared to $756.6 million at December 31, 2016.

Total deposits increased $27.2 million, or 3.9%, to $725.5 million at March 31, 2017 compared to $698.2 million at December 31, 2016. There were increases of $11.3 million in NOW accounts, $9.8 million in demand deposits, $6.1 million in savings accounts and $2.6 million in time deposits, partially offset by decreases of $1.5 million in money market accounts and $1.1 million in brokered deposits. Due to the evolving interest rate environment and recent interest rate hikes by the Federal Reserve Board (“FRB”) over the past year, the Bank continues to monitor the portfolio of deposit products by being selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. To stimulate deposit growth and keep maturing certificates from leaving the Bank, the Chairman’s Challenge promotional deposit program has continued in the current period. The Chairman’s Challenge offers the promotional rate of 1.25% for a 25-month certificate of deposit.

Short-term borrowings decreased $2.2 million, or 8.1%, to $24.8 million at March 31, 2017 compared to $27.0 million at December 31, 2016. At March 31, 2017, short-term borrowings were comprised of $24.8 million of securities sold under agreements to repurchase compared to $27.0 million at December 31, 2016. The decrease is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Other borrowed funds decreased $3.5 million due to a FHLB long-term borrowing maturing and being retired during the current period. As a result of the FHLB matured long-term borrowing, the weighted average interest rate on long-term borrowings increased 12 basis points from 1.80% to 1.92% in the current period.

Stockholders’ Equity. Stockholders’ equity increased $1.1 million, or 1.2%, to $90.6 million at March 31, 2017 compared to $89.5 million at December 31, 2016. During the period, net income was $1.7 million and the Company paid $899,000 million in dividends to stockholders.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Overview. Net income decreased $341,000, to $1.7 million, for the three months ended March 31, 2017 compared to $2.0 million for the three months ended March 31, 2016. The quarterly results benefited from an increase in noninterest income related to additional commissions and fees, and contingency fees received by Exchange Underwriters, Quarterly pre-tax income decreased by $469,000 due in part by the pre-tax gain recognized in the first quarter of 2016 because of the successful resolution of two problem commercial real estate loans. In the case of each of these loans, the Bank took ownership of the collateral, then sold one property at a gain and took the other property into fixed assets based on an appraised fair market value. As a result of these two events OREO expense decreased by $566,000 in the first quarter of 2016.

Net Interest Income. Net interest income decreased $424,000, or 5.7%, to $7.0 million for the three months ended March 31, 2017 compared to $7.4 million for the three months ended March 31, 2016.

Interest and dividend income decreased $331,000, or 4.1%, to $7.8 million for the three months ended March 31, 2017 compared to $8.1 million for the three months ended March 31, 2016. Interest income on loans decreased $355,000 due to a decrease in average loans outstanding of $12.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in average loans was due to loan payoffs within the commercial and installment loan portfolios, partially offset by increases in indirect auto loans, lines of credit, mortgage and student loans mainly due to loan originations. The decrease in higher yielding average loans resulted in an overall decrease of 10 basis points in yield on the loan portfolio. Contributing to the yield decrease this quarter was the reduced accretion on the acquired loan portfolio credit mark. The impact of the accretion for the three months ended March 31, 2017 was 14 basis points compared to 23 basis points for the three months ended March 31, 2016. The remaining credit mark balance for acquired loans was $1.4 million as of March 31, 2017. Since the prior and current quarter interest rate hikes by the FRB of 25 basis points each in the discount rate, loan demand was deficient in the first quarter. Interest income on securities exempt from federal tax decreased $43,000 due to deploying proceeds from security calls and maturities into higher yielding taxable security purchases in the current period. There was a decrease of $2.7 million in the average balance on securities exempt from federal tax and a decrease of 43 basis points in yield as a result of security calls and maturities that had higher yields. Interest income on taxable securities increased $37,000 mainly due to an increase of $20.5 million in the average balance for taxable securities in the current period. The increase in the average balance offset a decrease of 43 basis points in yield on taxable securities. This is a result of new purchases with lower prevailing yields replacing security calls and maturities with higher yields within the portfolio. In addition, other interest and dividend income increased $19,000 as a result of increased interest earned with correspondent deposit banks and FHLB dividends in the current period.

Interest expense increased $93,000, or 13.2%, to $796,000 for the three months ended March 31, 2017 compared to $703,000 for the three months ended March 31, 2016. Interest expense on deposits increased $94,000 due to an increase in average interest-bearing deposits of $12.9 million, primarily due to increases in time deposits, savings and interest-bearing demand deposit accounts. Associated with the increases in the average deposit balances, the average cost of interest-bearing deposits increased 6 basis points. This was related to time deposit growth, a direct result of the Bank’s promotional deposit program, the Chairman’s Challenge, which increased new growth and retained maturing certificates of deposit. Interest expense on short-term borrowings increased $5,000 mainly due to securities sold under agreements to repurchase. Interest expense on other borrowed funds decreased $5,000 primarily due to a maturing FHLB long-term borrowing for $3.5 million that was retired in the current period.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 34%. As such, amounts will not agree to income as reported in the consolidated financial statements. Average balances for loans are net of the allowance for loan losses, but include non-accrual loans. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	(Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$666,961	$7,164	4.36%	$679,494	$7,527	4.46%
Investment Securities
Taxable	76,044	361	1.90	55,585	324	2.33
Exempt From Federal Tax	35,593	322	3.62	38,255	387	4.05
Other Interest-Earning Assets	19,567	71	1.47	8,750	41	1.88
Total Interest-Earning Assets	798,165	7,918	4.02	782,084	8,279	4.26
Noninterest-Earning Assets	56,302			54,310
Total Assets	$854,467			$836,394

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$118,548	70	0.24%	$117,675	49	0.17%
Savings	124,533	56	0.18	123,344	56	0.18
Money Market	142,557	93	0.26	146,286	89	0.24
Time Deposits	157,903	436	1.12	143,346	367	1.03
Total Interest-Bearing Deposits	543,541	655	0.49	530,651	561	0.43

Borrowings	52,727	141	1.08	52,329	142	1.09
Total Interest-Bearing Liabilities	596,268	796	0.54	582,980	703	0.48

Noninterest-Bearing Demand Deposits	164,459			161,255
Other Liabilities	3,482			4,288
Total Liabilities	764,209			748,523

Stockholders' Equity	90,258			87,871
Total Liabilities and
Stockholders' Equity	$854,467			$836,394

Net Interest Income		$7,122			$7,576

Net Interest Rate Spread (2)			3.48%			3.78%
Net Interest-Earning Assets (3)	$201,897			$199,104
Net Interest Margin (4)			3.62			3.90
Return on Average Assets			0.81			0.98
Return on Average Equity			7.66			9.36
Average Equity to Average Assets			10.56			10.51
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			133.86			134.15

___________________

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

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

	(Dollars in thousands)
	Three Months Ended March 31, 2017
	Compared To
	Three Months Ended March 31, 2016
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$(197)	$(166)	$(363)
Investment Securities:
Taxable	104	(67)	37
Exempt From Federal Tax	(26)	(39)	(65)
Other Interest-Earning Assets	41	(11)	30
Total Interest-Earning Assets	(78)	(283)	(361)

Interest Expense:
Deposits	13	81	94
Borrowings	-	(1)	(1)
Total Interest-Bearing Liabilities	13	80	93
Change in Net Interest Income	$(91)	$(363)	$(454)

Provision for Loan Losses. The provision for loan losses was $420,000 for the three months ended March 31, 2017 compared to $850,000 for the three months ended March 31, 2016. Net charge-offs for the three months ended March 31, 2017 were $438,000, which includes $237,000 of net charge-offs on automobile loans, compared to $367,000 of net charge-offs, which includes $163,000 of net charge-offs on automobile loans, for the three months ended March 31, 2016. The increase in net charge-offs during the current period was due to partial charge-offs of $129,000 for a commercial real estate relationship and $64,000 for a residential mortgage loan. The provision for loan losses was impacted in the current quarter by the recording of $250,000 of provision for the acquired loan portfolio. This was due to the above-mentioned partial loan charge-offs and to appropriately reflect risk associated with the acquired loan portfolio in the current quarter. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses. It was determined that a decrease in the current quarter provision was needed for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This was due to improvements in the loan portfolio and the local economy which had a positive impact on the quantitative factors within the allowance calculation. In addition, average loan balances decreased during the current period compared to the prior period, which was a contributing factor in reducing the provision.

Noninterest Income. Noninterest income increased $228,000, or 12.3% to $2.1 million for the three months ended March 31, 2017 compared to $1.8 million for the three months ended March 31, 2016. Insurance commissions from Exchange Underwriters increased $214,000 due to increased commercial lines commission and fee income of $109,000 and $99,000 of contingency fees received in the current period. Net gains on the sales of investments increased $52,000 due to the sale of equity securities. These sales were transacted to recognize capital gains that will be offset by a capital loss carry forward deferred tax asset that was acquired in the merger. Partially offsetting these increases was a decrease in the net gains on the sales of residential mortgage loans of $35,000. The decrease in gains was primarily due to a decrease in the number of loans originated and subsequently sold to the FHLB as part of the MPF® program due to recent increases in the 10 year treasury rate.

Noninterest Expense. Noninterest expense increased $703,000, or 12.7%, to $6.2 million for the three months ended March 31, 2017 compared to $5.5 million for the three months ended March 31, 2016. Other real estate owned expense increased $550,000 due to prior period recognition of the $566,000 pre-tax gain on the foreclosure procedures of two commercial real estate loans that transferred in into other real estate owned properties in the prior period. This was partially offset by other real estate owned expenses in the current period. Salaries and employee benefits increased $120,000 primarily due to normal salary increases, employee stock options and retirement benefits expense. This increase was partially offset by decreases in group health insurance and restricted stock awards expense. Occupancy increased $74,000 primarily due to accelerated depreciation taken on leasehold improvements in the Bank’s current operation center that will not transfer over to the new Ralph J. Sommers Jr. Operations Center (“Operations Center”) currently under construction for the Bank. Other increases in occupancy expense were related to property insurance expense. Other noninterest expense increased $29,000 primarily due to overdraft and debit card fraud losses, customer supplies related to the Bank-wide issuance of embedded “chip” debit cards, and dues and subscriptions in the current period. These were partially offset by decreases in the “CB Cares” loan program donation expenses directly related to decreased loan originations, other insurance, non-employee restricted stock awards and travel expense. Equipment increased $17,000 related to equipment maintenance contact expense. The Federal Deposit Insurance Corporation (“FDIC”) assessment expense decreased $45,000 due to a factor reduction by the FDIC in the computation of the insurance assessment. Advertising decreased $40,000 due to current marketing and advertising initiatives.

Income Tax Expense. Income taxes decreased $128,000 to $730,000 for the three months ended March 31, 2017 compared to $858,000 for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was 30.0% compared to 29.6% for the three months ended March 31, 2016. The decrease in income taxes was due to a decrease of $469,000 in pre-tax income. The increase in the effective tax rate was related to the increase in taxable securities income due to new purchases and a decrease in tax exempt income from calls and maturities in the current period.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 8 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of March 31, 2017.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at March 31, 2017 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $35.6 million at March 31, 2017. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $38.3 million at March 31, 2017. In addition, at March 31, 2017, the Company had the ability to borrow up to $286.1 million from the FHLB of Pittsburgh, of which $24.5 million was outstanding and $41.6 million was utilized toward standby letters of credit. The Company also has the ability to borrow up to $86.0 million from the FRB through its Borrower-In-Custody line of credit agreement and $40.0 million from multiple line of credit arrangements with various banks, none of which were outstanding.

At March 31, 2017, time deposits due within one year of that date totaled $49.2 million, or 31.2% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At March 31, 2017, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $1.8 million.

We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the FHLB, will be carefully considered as we monitor our liquidity needs. Therefore, in order to minimize our cost of funds, we may consider additional borrowings from the FHLB in the future.

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

Under the Regulatory Capital Rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier I capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer, which is composed of common equity Tier I capital, began on January 1, 2017 at the 0.625% level and will be phased in over a three year period (increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019).

At March 31, 2017 and December 31, 2016, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	March 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$82,175	13.48%	$81,845	13.38%
For Capital Adequacy Purposes	27,432	4.50	27,533	4.50
To Be Well Capitalized	39,625	6.50	39,770	6.50

Tier 1 Capital (to risk weighted assets)
Actual	82,175	13.48	81,845	13.38
For Capital Adequacy Purposes	36,576	6.00	36,711	6.00
To Be Well Capitalized	48,769	8.00	48,947	8.00

Total Capital (to risk weighted assets)
Actual	89,799	14.73	89,497	14.63
For Capital Adequacy Purposes	48,769	8.00	48,947	8.00
To Be Well Capitalized	60,961	10.00	61,184	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	82,175	9.70	81,845	9.80
For Capital Adequacy Purposes	33,871	4.00	33,390	4.00
To Be Well Capitalized	42,339	5.00	41,738	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of March 31, 2017, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2016, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification (President and Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	May 8, 2017	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Date:	May 8, 2017	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

