Form 10-Q
period 2017-06-30
CB Financial Services, Inc.
filed 2017-08-09
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, the number of shares outstanding of the Registrant’s Common Stock was 4,088,025.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands, except share data)	2017	2016
ASSETS
Cash and Due From Banks:
Interest Bearing	$17,464	$7,699
Non-Interest Bearing	11,209	6,583
Total Cash and Due From Banks	28,673	14,282

Investment Securities:
Available-for-Sale	116,545	106,208
Loans, Net	674,262	674,094
Premises and Equipment, Net	16,544	14,132
Bank-Owned Life Insurance	18,919	18,687
Goodwill	4,953	4,953
Core Deposit Intangible, Net	3,551	3,819
Accrued Interest and Other Assets	8,942	9,900
TOTAL ASSETS	$872,389	$846,075

LIABILITIES
Deposits:
Demand Deposits	$180,991	$165,400
NOW Accounts	121,615	105,962
Money Market Accounts	132,510	141,674
Savings Accounts	131,174	121,520
Time Deposits	157,351	155,028
Brokered Deposits	3,418	8,634
Total Deposits	727,059	698,218

Short-Term Borrowings	25,450	27,027
Other Borrowed Funds	24,500	28,000
Accrued Interest and Other Liabilities	3,480	3,361
TOTAL LIABILITIES	780,489	756,606

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,088,025 and 4,086,625 Shares Outstanding at June 30, 2017 and December 31, 2016, Respectively	1,818	1,818
Capital Surplus	42,041	41,863
Retained Earnings	53,420	51,713
Treasury Stock, at Cost (275,321 and 276,721 Shares at June 30, 2017 and December 31, 2016, Respectively)	(4,722)	(4,746)
Accumulated Other Comprehensive Loss	(657)	(1,179)
TOTAL STOCKHOLDERS' EQUITY	91,900	89,469
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$872,389	$846,075

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$7,229	$7,323	$14,371	$14,820
Federal Funds Sold	41	8	56	13
Investment Securities:
Taxable	386	307	747	631
Exempt From Federal Income Tax	219	266	436	526
Other Interest and Dividend Income	74	46	130	83
TOTAL INTEREST AND DIVIDEND INCOME	7,949	7,950	15,740	16,073

INTEREST EXPENSE
Deposits	675	560	1,330	1,121
Federal Funds Purchased	-	-	-	1
Short-Term Borrowings	20	15	39	29
Other Borrowed Funds	119	127	241	254
TOTAL INTEREST EXPENSE	814	702	1,610	1,405

NET INTEREST INCOME	7,135	7,248	14,130	14,668
Provision For Loan Losses	300	300	720	1,150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,835	6,948	13,410	13,518

NONINTEREST INCOME
Service Fees on Deposit Accounts	625	606	1,209	1,192
Insurance Commissions	842	743	1,928	1,615
Other Commissions	107	112	211	229
Net Gains on Sales of Loans	162	185	252	309
Net Gains on Sales of Investments	70	58	122	58
Net Gains on Purchased Tax Credits	15	-	29	-
Income from Bank-Owned Life Insurance	116	119	232	239
Other	29	45	59	73
TOTAL NONINTEREST INCOME	1,966	1,868	4,042	3,715

NONINTEREST EXPENSE
Salaries and Employee Benefits	3,424	3,285	6,913	6,654
Occupancy	604	438	1,152	912
Equipment	473	432	912	854
FDIC Assessment	82	115	163	241
PA Shares Tax	186	203	376	405
Contracted Services	157	156	289	289
Legal and Professional Fees	102	114	243	255
Advertising	182	189	307	354
Bankcard Processing Expense	131	122	254	234
Other Real Estate Owned Expense (Income)	1	10	6	(535)
Amortization of Core Deposit Intangible	133	133	267	267
Other	829	891	1,639	1,672
TOTAL NONINTEREST EXPENSE	6,304	6,088	12,521	11,602

Income Before Income Taxes	2,497	2,728	4,931	5,631
Income Taxes	696	790	1,426	1,648
NET INCOME	$1,801	$1,938	$3,505	$3,983

EARNINGS PER SHARE
Basic	$0.44	$0.48	$0.86	$0.98
Diluted	0.44	0.48	0.85	0.98

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,088,025	4,081,017	4,087,659	4,081,017
Diluted	4,105,338	4,084,695	4,101,861	4,083,313

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016

Net Income	$1,801	$1,938	$3,505	$3,983

Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities Net of Income Tax of $198 and $28 for the Three Months Ended June 30, 2017 and 2016, Respectively, and $309 and $164 for the Six Months Ended June 30, 2017 and 2016, Respectively	385	55	603	316

Reclassification Adjustment for Gains on Securities:
Included in Net Income, Net of Income Tax of $23 and $20 for the Three Months Ended June 30, 2017 and 2016, Respectively, and $41 and $20 for the Six Months Ended June 30, 2017 and 2016, Respectively (1)	(47)	(38)	(81)	(38)
Other Comprehensive Income, Net of Income Tax	338	17	522	278
Total Comprehensive Income	$2,139	$1,955	$4,027	$4,261

(1) The gross amount of gains on securities of $70 and $58 for the Three Months Ended June 30, 2017 and 2016, Respectively and $122 and $58 for the Six Months Ended June 30, 2017 and 2016, Respectively are reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect is included in Income Taxes on the Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						Other	Total
	Shares	Common	Capital	Retained	Treasury	Comprehensive	Stockholders'
(Dollars in thousands, except share and per share data)	Issued	Stock	Surplus	Earnings	Stock	Income	Equity

December 31, 2015	4,363,346	$1,818	$41,614	$47,725	$(4,836)	$575	$86,896
Comprehensive Income:
Net Income	-	-	-	3,983	-	-	3,983
Other Comprehensive Income	-	-	-	-	-	278	278
Stock-Based Compensation Expense	-	-	174	-	-	-	174
Dividends Paid ($0.22 Per Share)	-	-	-	(1,796)	-	-	(1,796)
June 30, 2016	4,363,346	$1,818	$41,788	$49,912	$(4,836)	$853	$89,535

						Accumulated
						Other	Total
	Shares	Common	Capital	Retained	Treasury	Comprehensive	Stockholders'
(Dollars in thousands, except share and per share data)	Issued	Stock	Surplus	Earnings	Stock	Loss	Equity

December 31, 2016	4,363,346	$1,818	$41,863	$51,713	$(4,746)	$(1,179)	$89,469
Comprehensive Income:
Net Income	-	-	-	3,505	-	-	3,505
Other Comprehensive Income	-	-	-	-	-	522	522
Stock-Based Compensation Expense	-	-	171	-	-	-	171
Exercise of stock options	-	-	7	-	24	-	31
Dividends Paid ($0.22 Per Share)	-	-	-	(1,798)	-	-	(1,798)
June 30, 2017	4,363,346	$1,818	$42,041	$53,420	$(4,722)	$(657)	$91,900

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Dollars in thousands)	2017	2016

OPERATING ACTIVITIES
Net Income	$3,505	$3,983
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	171	116
Depreciation and Amortization	1,305	1,510
Provision for Loan Losses	720	1,150
Income from Bank-Owned Life Insurance	(232)	(239)
Proceeds From Mortgage Loans Sold	10,620	11,574
Originations of Mortgage Loans for Sale	(10,368)	(11,265)
Gains on Sales of Loans	(252)	(309)
Gains on Sales of Investment Securities	(122)	(58)
Gains on Sales of Other Real Estate Owned and Repossessed Assets	-	(49)
Noncash Expense for Stock-Based Compensation	171	174
Decrease in Accrued Interest Receivable	91	32
Valuation Adjustment on Foreclosed Real Estate	-	(566)
(Decrease) Increase in Taxes Payable	(1,743)	1,605
Increase (Decrease) in Accrued Interest Payable	4	(19)
Net Payment of Federal/State Income Taxes	(1,495)	(1,450)
Other, Net	4,078	237
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,453	6,426

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	4,588	36,894
Purchases of Securities	(17,787)	(35,388)
Proceeds from Sales of Securities	3,603	302
Net Increase in Loans	(1,502)	(79)
Purchase of Premises and Equipment	(3,150)	(281)
Retirements of Premises and Equipment	152	-
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	-	175
Decrease in Restricted Equity Securities	37	571
NET CASH USED IN INVESTING ACTIVITIES	(14,059)	2,194

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	28,841	(4,033)
Net Decrease in Short-Term Borrowings	(1,577)	(918)
Principal Payments on Other Borrowed Funds	(3,500)	-
Cash Dividends Paid	(1,798)	(1,796)
Treasury Stock, Purchases at Cost	24	-
Exercise of Stock Options	7	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,997	(6,747)

INCREASE IN CASH AND CASH EQUIVALENTS	14,391	1,873
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	14,282	11,340
CASH AND DUE FROM BANKS AT END OF PERIOD	$28,673	$13,213

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $1,323 and $1,137 respectively)	$1,606	$1,423
Income taxes	1,495	1,450

Real estate acquired in settlement of loans	155	3,236
Transfer of real estate acquired in settlement of loans to premise and equipment	-	2,350
Securities sold not settled	-	(70)
Securities purchased not settled	-	60

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

The Company will continue to evaluate the provisions of Accounting Standards Codification (“ASC”) Topic 280 for segment reporting information related to Exchange Underwriters. During the prior quarter, Exchange Underwriters insurance commissions comprised of approximately 11% of combined interest and noninterest income but less than 10% of the combined assets of the Company. While EU exceeded the 10% threshold of combined interest and noninterest income, this was primarily related to a unique income event of increased contingency income. Contingency fees are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. During the current quarter, Exchange Underwriters fell below the 10% threshold of combined interest and noninterest income.

Except as disclosed in Note 4 on page 24, the Company evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission and incorporated into the consolidated financial statements the effect of all material known events determined by ASC Topic 855, Subsequent Events, to be recognizable events.

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

Recent Accounting Standards

In July 2017, the FASB issued Accounting Standards Update ("ASU") 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered and will also recognize the effect of the trigger within equity. ASU 2017-11 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2018, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2019 and for all other entities for annual periods beginning after December 15, 2020 with early adoption permitted. The Company is evaluating the provisions of ASU 2017-11 but believes that its adoption will not have a material impact on the Company's consolidated financial condition or results of operations.

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. ASU 2017-10 amendments clarify that the grantor in a service concession arrangement is the customer of the operation services in all cases for those arrangements. ASU 2017-10 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2017, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2018 and for all other entities for annual periods beginning after December 15, 2019 with early adoption permitted, including within an interim period, subject to specific transition requirements depending on whether an entity adopted Topic 606 before or after the issuance of ASU 2017-10. The Company is evaluating the provisions of ASU 2017-10 but believes that its adoption will not have a material impact on the Company's consolidated financial condition or results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASU Topic 718. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods beginning after December 15, 2017 with early adoption permitted. The Company is evaluating the provisions of ASU 2017-09 but believes that its adoption will not have a material impact on the Company's consolidated financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchases of Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchases of callable debt securities. The amendments shorten the amortization period of premiums on certain purchases of callable debt securities to the earliest call date. ASU 2017-08 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2018, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2019 and for all other entities for annual periods beginning after December 15, 2020 with early adoption permitted. The Company is evaluating the provisions of ASU 2017-08 but believes that its adoption will not have a material impact on the Company's consolidated financial condition or results of operations.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet, and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the provisions of ASU 2016-02, but expects to report increased assets and liabilities as a result of reporting additional leases on the Company's consolidated statement of financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate

Recent Accounting Standards (continued)

presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the provisions of ASU 2016-01, but does not believe that its adoption will have a material impact on the Company's consolidated financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance, such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e., an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09. The guidance is effective for the Company’s financial statements beginning January 1, 2018. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income, and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance included in non-interest income, such as insurance commission fees, service charges, payment processing fees, trust services fees and brokerage services fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on its consolidated financial position or results of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted-Average Common Shares Outstanding	4,363,346	4,363,346	4,363,346	4,363,346
Average Treasury Stock Shares	(275,321)	(282,329)	(275,687)	(282,329)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,088,025	4,081,017	4,087,659	4,081,017
Additional Common Stock Equivalents (Stock Options and Restricted Stock) Used to Calculate Diluted Earnings Per Share	17,313	3,678	14,202	2,296
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,105,338	4,084,695	4,101,861	4,083,313

Earnings per share:
Basic	$0.44	$0.48	$0.86	$0.98
Diluted	0.44	0.48	0.85	0.98

Note 3. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government Agencies	$66,620	$1	$(1,335)	$65,286
Obligations of States and Political Subdivisions	36,423	394	(90)	36,727
Mortgage-Backed Securities - Government-Sponsored Enterprises	12,907	9	(33)	12,883
Equity Securities - Mutual Funds	500	7	-	507
Equity Securities - Other	1,091	74	(23)	1,142
Total	$117,541	$485	$(1,481)	$116,545

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government Agencies	$67,944	$18	$(1,806)	$66,156
Obligations of States and Political Subdivisions	35,856	366	(487)	35,735
Mortgage-Backed Securities - Government-Sponsored Enterprises	2,588	31	-	2,619
Equity Securities - Mutual Funds	500	7	-	507
Equity Securities - Other	1,106	91	(6)	1,191
Total	$107,994	$513	$(2,299)	$106,208

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	June 30, 2017
	Less than 12 months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Government Agencies	21	$57,265	$(1,335)	-	$-	$-	21	$57,265	$(1,335)
Obligations of States and Political Subdivisions	18	9,097	(78)	4	1,629	(12)	22	10,726	(90)
Mortgage-Backed Securities - Government Sponsored Enterprises	5	10,639	(33)	-	-	-	5	10,639	(33)
Equity Securities - Other	5	373	(23)	-	-	-	5	373	(23)
Total	49	$77,374	$(1,469)	4	$1,629	$(12)	53	$79,003	$(1,481)

	December 31, 2016
	Less than 12 months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Government Agencies	23	$62,853	$(1,806)	-	$-	$-	23	$62,853	$(1,806)
Obligations of States and Political Subdivisions	39	19,749	(485)	1	260	(2)	40	20,009	(487)
Equity Securities - Other	2	160	(6)	-	-	-	2	160	(6)
Total	64	$82,762	$(2,297)	1	$260	$(2)	65	$83,022	$(2,299)

For debt securities, the Company does not believe any individual unrealized loss as of June 30, 2017 and December 31, 2016 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at June 30, 2017 and December 31, 2016 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	June 30, 2017
	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in One Year or Less	$1,576	$1,588
Due after One Year through Five Years	17,826	17,898
Due after Five Years through Ten Years	84,604	83,467
Due after Ten Years	13,535	13,592
Total	$117,541	$116,545

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

	(Dollars in thousands)
	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$189,189	35.0%	$186,077	35.4%
Commercial	140,652	26.1	139,894	26.7
Construction	20,186	3.7	10,646	2.0
Commercial and Industrial	75,665	14.1	71,091	13.5
Consumer	110,113	20.4	114,007	21.7
Other	3,508	0.7	3,637	0.7
Total Originated Loans	539,313	100.0%	525,352	100.0%
Allowance for Loan Losses	(7,468)		(7,283)
Loans, Net	$531,845		$518,069

Loans Acquired at Fair Value
Real Estate:
Residential	$78,358	54.8%	$85,511	54.7%
Commercial	55,628	39.0	61,116	39.0
Commercial and Industrial	8,849	6.1	9,721	6.2
Consumer	197	0.1	197	0.1
Total Loans Acquired at Fair Value	143,032	100.0%	156,545	100.0%
Allowance for Loan Losses	(615)		(520)
Loans, Net	$142,417		$156,025

Total Loans
Real Estate:
Residential	$267,547	39.2%	$271,588	39.8%
Commercial	196,280	28.8	201,010	29.5
Construction	20,186	2.9	10,646	1.6
Commercial and Industrial	84,514	12.4	80,812	11.9
Consumer	110,310	16.2	114,204	16.7
Other	3,508	0.5	3,637	0.5
Total Loans	682,345	100.0%	681,897	100.0%
Allowance for Loan Losses	(8,083)		(7,803)
Loans, Net	$674,262		$674,094

Total unamortized net deferred loan fees were $872,000 and $818,000 at June 30, 2017 and December 31, 2016, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $90.4 million and $83.9 million at June 30, 2017 and December 31, 2016, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At June 30, 2017 and December 31, 2016, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands)
	June 30, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$187,741	$1,061	$387	$-	$189,189
Commercial	123,544	14,037	2,821	250	140,652
Construction	19,562	-	565	59	20,186
Commercial and Industrial	62,712	10,189	1,312	1,452	75,665
Consumer	110,084	-	29	-	110,113
Other	3,508	-	-	-	3,508
Total Originated Loans	$507,151	$25,287	$5,114	$1,761	$539,313

Loans Acquired at Fair Value
Real Estate:
Residential	$76,342	$-	$2,016	$-	$78,358
Commercial	52,920	1,997	511	200	55,628
Commercial and Industrial	8,418	13	320	98	8,849
Consumer	197	-	-	-	197
Total Loans Acquired at Fair Value	$137,877	$2,010	$2,847	$298	$143,032

Total Loans
Real Estate:
Residential	$264,083	$1,061	$2,403	$-	$267,547
Commercial	176,464	16,034	3,332	450	196,280
Construction	19,562	-	565	59	20,186
Commercial and Industrial	71,130	10,202	1,632	1,550	84,514
Consumer	110,281	-	29	-	110,310
Other	3,508	-	-	-	3,508
Total Loans	$645,028	$27,297	$7,961	$2,059	$682,345

	December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$184,721	$1,050	$306	$-	$186,077
Commercial	122,811	14,118	2,035	930	139,894
Construction	9,944	-	595	107	10,646
Commercial and Industrial	65,612	2,720	1,322	1,437	71,091
Consumer	113,847	-	160	-	114,007
Other	3,637	-	-	-	3,637
Total Originated Loans	$500,572	$17,888	$4,418	$2,474	$525,352

Loans Acquired at Fair Value
Real Estate:
Residential	$83,044	$-	$2,467	$-	$85,511
Commercial	58,411	2,358	347	-	61,116
Commercial and Industrial	9,117	42	441	121	9,721
Consumer	197	-	-	-	197
Total Loans Acquired at Fair Value	$150,769	$2,400	$3,255	$121	$156,545

Total Loans
Real Estate:
Residential	$267,765	$1,050	$2,773	$-	$271,588
Commercial	181,222	16,476	2,382	930	201,010
Construction	9,944	-	595	107	10,646
Commercial and Industrial	74,729	2,762	1,763	1,558	80,812
Consumer	114,044	-	160	-	114,204
Other	3,637	-	-	-	3,637
Total Loans	$651,341	$20,288	$7,673	$2,595	$681,897

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands)
	June 30, 2017
		30-59	60-89	90 Days
	Loans	Days	Days	Or More	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
Originated Loans
Real Estate:
Residential	$188,747	$-	$17	$66	$83	$359	$189,189
Commercial	140,364	-	-	-	-	288	140,652
Construction	20,127	-	-	-	-	59	20,186
Commercial and Industrial	73,241	532	-	-	532	1,892	75,665
Consumer	108,813	1,179	75	17	1,271	29	110,113
Other	3,508	-	-	-	-	-	3,508
Total Originated Loans	$534,800	$1,711	$92	$83	$1,886	$2,627	$539,313

Loans Acquired at Fair Value
Real Estate:
Residential	$76,978	$165	$-	$88	$253	$1,127	$78,358
Commercial	55,428	-	-	-	-	200	55,628
Commercial and Industrial	8,832	-	-	-	-	17	8,849
Consumer	197	-	-	-	-	-	197
Total Loans Acquired at Fair Value	$141,435	$165	$-	$88	$253	$1,344	$143,032

Total Loans
Real Estate:
Residential	$265,725	$165	$17	$154	$336	$1,486	$267,547
Commercial	195,792	-	-	-	-	488	196,280
Construction	20,127	-	-	-	-	59	20,186
Commercial and Industrial	82,073	532	-	-	532	1,909	84,514
Consumer	109,010	1,179	75	17	1,271	29	110,310
Other	3,508	-	-	-	-	-	3,508
Total Loans	$676,235	$1,876	$92	$171	$2,139	$3,971	$682,345

	December 31, 2016
		30-59	60-89	90 Days
	Loans	Days	Days	Or More	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
Originated Loans
Real Estate:
Residential	$183,939	$1,638	$72	$120	$1,830	$308	$186,077
Commercial	139,821	-	-	-	-	73	139,894
Construction	10,539	-	-	-	-	107	10,646
Commercial and Industrial	68,310	952	-	-	952	1,829	71,091
Consumer	112,232	1,311	296	8	1,615	160	114,007
Other	3,637	-	-	-	-	-	3,637
Total Originated Loans	$518,478	$3,901	$368	$128	$4,397	$2,477	$525,352

Loans Acquired at Fair Value
Real Estate:
Residential	$82,523	$893	$307	$223	$1,423	$1,565	$85,511
Commercial	60,437	332	-	-	332	347	61,116
Commercial and Industrial	9,577	121	23	-	144	-	9,721
Consumer	197	-	-	-	-	-	197
Total Loans Acquired at Fair Value	$152,734	$1,346	$330	$223	$1,899	$1,912	$156,545

Total Loans
Real Estate:
Residential	$266,462	$2,531	$379	$343	$3,253	$1,873	$271,588
Commercial	200,258	332	-	-	332	420	201,010
Construction	10,539	-	-	-	-	107	10,646
Commercial and Industrial	77,887	1,073	23	-	1,096	1,829	80,812
Consumer	112,429	1,311	296	8	1,615	160	114,204
Other	3,637	-	-	-	-	-	3,637
Total Loans	$671,212	$5,247	$698	$351	$6,296	$4,389	$681,897

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

	(Dollars in Thousands)
	June 30,	December 31,
	2017	2016
Nonaccrual Loans:
Originated Loans:
Real Estate:
Residential	$359	$308
Commercial	288	73
Construction	59	107
Commercial and Industrial	1,892	1,829
Consumer	29	160
Total Originated Nonaccrual Loans	2,627	2,477

Loans Acquired at Fair Value:
Real Estate:
Residential	1,127	1,565
Commercial	200	347
Commercial and Industrial	17	-
Total Loans Acquired at Fair Value Nonaccrual Loans	1,344	1,912
Total Nonaccrual Loans	3,971	4,389

Accruing Loans Past Due 90 Days or More:
Originated Loans:
Real Estate:
Residential	66	120
Consumer	17	8
Total Originated Accruing Loans 90 Days or More Past Due	83	128

Loans Acquired at Fair Value:
Real Estate:
Residential	88	223
Total Loans Acquired at Fair Value Accruing Loans 90 Days or More Past Due	88	223
Total Accruing Loans 90 Days or More Past Due	171	351
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	4,142	4,740

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate - Commercial	1,298	1,325
Commercial and Industrial	5	6
Other	3	4
Total Originated Loans	1,306	1,335
Loans Acquired at Fair Value:
Real Estate - Residential	1,279	1,299
Real Estate - Commercial	457	660
Commercial and Industrial	303	393
Total Loans Acquired at Fair Value	2,039	2,352
Total Troubled Debt Restructurings, Accruing	3,345	3,687

Total Nonperforming Loans	7,487	8,427

Real Estate Owned:
Residential	208	-
Commercial	174	174
Total Real Estate Owned	382	174
Total Nonperforming Assets	$7,869	$8,601

Nonperforming Loans to Total Loans	1.10%	1.24%
Nonperforming Assets to Total Assets	0.90	1.02

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $795,000 and $2.2 million at June 30, 2017 and December 31, 2016, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 14 loans totaling $4.3 million and 15 loans totaling $4.7 million at June 30, 2017 and December 31, 2016, respectively. Originated loans classified as TDRs consisted of 6 loans totaling $2.3 million at June 30, 2017 and December 31, 2016, respectively. Loans acquired at fair value classified as TDRs consisted of 8 loans totaling $2.0 million and 9 loans totaling $2.4 million at June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2016, one commercial loan previously identified as an acquired loan at fair value TDR paid off, an originated consumer loan modified terms in a new TDR transaction and one commercial and one residential real estate loan that were acquired at fair value modified terms into new TDR transactions. No TDRs have subsequently defaulted during the three or six months ended June 30, 2017 and 2016, respectively.

The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated. No loans were modified for the three and six months ended June 30, 2017 and the three months ended June 30, 2016. The following table presents information at the time of modification related to loans modified in a TDR during the six months ended June 30, 2016.

	(Dollars in thousands)
	Six Months Ended June 30, 2016
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
Originated Loans
Real Estate
Other	1	$7	$7	$-
Total	1	$7	$7	$-

Loans Acquired at Fair Value
Real Estate
Residential	1	$37	$45	$-
Commercial	1	539	539
Total	2	$576	$584	$-

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	June 30, 2017
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$101	$-	$102	$104	$2
Commercial	1,947	-	1,947	2,003	46
Construction	624	-	624	652	13
Commercial and Industrial	664	-	664	666	17
Other	3	-	3	3	-
Total With No Related Allowance Recorded	$3,339	$-	$3,340	$3,428	$78

Loans Acquired at Fair Value
Real Estate:
Residential	$1,279	$-	$1,279	$1,289	$33
Commercial	1,168	-	1,168	1,317	23
Commercial and Industrial	320	-	320	380	8
Total With No Related Allowance Recorded	$2,767	$-	$2,767	$2,986	$64

Total Loans
Real Estate:
Residential	$1,380	$-	$1,381	$1,393	$35
Commercial	3,115	-	3,115	3,320	69
Construction	624	-	624	652	13
Commercial and Industrial	984	-	984	1,046	25
Other	3	-	3	3	-
Total With No Related Allowance Recorded	$6,106	$-	$6,107	$6,414	$142

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,508	$425	$1,508	$1,523	$33
Commercial and Industrial	2,105	815	2,155	2,271	52
Total With A Related Allowance Recorded	$3,613	$1,240	$3,663	$3,794	$85

Loans Acquired at Fair Value
Commercial and Industrial	$98	$16	$98	$109	$3
Total With A Related Allowance Recorded	$98	$16	$98	$109	$3

Total Loans
Real Estate:
Commercial	$1,508	$425	$1,508	$1,523	$33
Commercial and Industrial	2,203	831	2,253	2,380	55
Total With A Related Allowance Recorded	$3,711	$1,256	$3,761	$3,903	$88

	June 30, 2017 (cont.)
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$101	$-	$102	$104	$2
Commercial	3,455	425	3,455	3,526	79
Construction	624	-	624	652	13
Commercial and Industrial	2,769	815	2,819	2,937	69
Other	3	-	3	3	-
Total Impaired Loans	$6,952	$1,240	$7,003	$7,222	$163

Loans Acquired at Fair Value
Real Estate:
Residential	$1,279	$-	$1,279	$1,289	$33
Commercial	1,168	-	1,168	1,317	23
Commercial and Industrial	418	16	418	489	11
Total Impaired Loans	$2,865	$16	$2,865	$3,095	$67

Total Loans
Real Estate:
Residential	$1,380	$-	$1,381	$1,393	$35
Commercial	4,623	425	4,623	4,843	102
Construction	624	-	624	652	13
Commercial and Industrial	3,187	831	3,237	3,426	80
Other	3	-	3	3	-
Total Impaired Loans	$9,817	$1,256	$9,868	$10,317	$230

	December 31, 2016
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$2,112	$-	$2,112	$2,228	$100
Construction	702	-	702	843	28
Commercial and Industrial	825	-	825	891	45
Other	4	-	4	6	1
Total With No Related Allowance Recorded	$3,643	$-	$3,643	$3,968	$174

Loans Acquired at Fair Value
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	660	-	660	763	47
Commercial and Industrial	441	-	441	543	21
Total With No Related Allowance Recorded	$2,401	$-	$2,401	$2,626	$136

Total Loans
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	2,772	-	2,772	2,991	147
Construction	702	-	702	843	28
Commercial and Industrial	1,266	-	1,266	1,434	66
Other	4	-	4	6	1
Total With No Related Allowance Recorded	$6,044	$-	$6,044	$6,594	$310

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,249	$360	$1,249	$1,277	$66
Commercial and Industrial	1,940	655	1,946	1,951	27
Total With A Related Allowance Recorded	$3,189	$1,015	$3,195	$3,228	$93

Loans Acquired at Fair Value
Real Estate:
Commercial	$347	$114	$437	$367	$-
Commercial and Industrial	121	31	121	141	6
Total With A Related Allowance Recorded	$468	$145	$558	$508	$6

Total Loans
Real Estate:
Commercial	$1,596	$474	$1,686	$1,644	$66
Commercial and Industrial	2,061	686	2,067	2,092	33
Total With A Related Allowance Recorded	$3,657	$1,160	$3,753	$3,736	$99

	December 31, 2016 (cont.)
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
Total Impaired Loans
Originated Loans
Real Estate:
Commercial	$3,361	$360	$3,361	$3,505	$166
Construction	702	-	702	843	28
Commercial and Industrial	2,765	655	2,771	2,842	72
Other	4	-	4	6	1
Total Impaired Loans	$6,832	$1,015	$6,838	$7,196	$267

Loans Acquired at Fair Value
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	1,007	114	1,097	1,130	47
Commercial and Industrial	562	31	562	684	27
Total Impaired Loans	$2,869	$145	$2,959	$3,134	$142

Total Loans
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	4,368	474	4,458	4,635	213
Construction	702	-	702	843	28
Commercial and Industrial	3,327	686	3,333	3,526	99
Other	4	-	4	6	1
Total Impaired Loans	$9,701	$1,160	$9,797	$10,330	$409

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment for the periods indicated.

	(Dollars in thousands)
	June 30, 2017
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
March 31, 2017	$1,089	$1,898	$83	$1,598	$2,256	$-	$282	$7,206
Charge-offs	-	-	-	-	(118)	-	-	(118)
Recoveries	1	-	-	25	53	-	-	79
Provision	(150)	119	59	137	32	-	103	300
June 30, 2017	$940	$2,017	$142	$1,760	$2,223	$-	$385	$7,467

Loans Acquired at Fair Value
March 31, 2017	$-	$471	$-	$114	$-	$-	$(6)	$579
Charge-offs	-	(3)	-	-	-	-	-	(3)
Recoveries	38	1	-	-	1	-	-	40
Provision	(38)	144	-	(5)	(1)	-	(100)	-
June 30, 2017	$-	$613	$-	$109	$-	$-	$(106)	$616

Total Allowance for Loan Losses
March 31, 2017	$1,089	$2,369	$83	$1,712	$2,256	$-	$276	$7,785
Charge-offs	-	(3)	-	-	(118)	-	-	(121)
Recoveries	39	1	-	25	54	-	-	119
Provision	(188)	263	59	132	31	-	3	300
June 30, 2017	$940	$2,630	$142	$1,869	$2,223	$-	$279	$8,083

Originated Loans
December 31, 2016	$1,106	$1,942	$65	$1,579	$2,463	$-	$128	$7,283
Charge-offs			-	-	(445)	-	-	(445)
Recoveries	5		-	36	118	-	-	159
Provision	(171)	75	77	145	87	-	257	470
June 30, 2017	$940	$2,017	$142	$1,760	$2,223	$-	$385	$7,467

Loans Acquired at Fair Value
December 31, 2016	$-	$365	$-	$120	$-	$-	$35	$520
Charge-offs	(64)	(132)	-	-		-	-	(196)
Recoveries	38	1	-	-	3	-	-	42
Provision	26	379	-	(11)	(3)	-	(141)	250
June 30, 2017	$-	$613	$-	$109	$-	$-	$(106)	$616

Total Allowance for Loan Losses
December 31, 2016	$1,106	$2,307	$65	$1,699	$2,463	$-	$163	$7,803
Charge-offs	(64)	(132)	-	-	(445)	-	-	(641)
Recoveries	43	1	-	36	121	-	-	201
Provision	(145)	454	77	134	84	-	116	720
June 30, 2017	$940	$2,630	$142	$1,869	$2,223	$-	$279	$8,083

	June 30, 2017
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$425	$-	$815	$-	$-	$-	$1,240
Collectively Evaluated for Potential Impairment	$940	$1,592	$142	$945	$2,223	$-	$385	$6,227

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$-	$-	$16	$-	$-	$-	$16
Collectively Evaluated for Potential Impairment	$-	$613	$-	$93	$-	$-	$(106)	$600

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$425	$-	$831	$-	$-	$-	$1,256
Collectively Evaluated for Potential Impairment	$940	$2,205	$142	$1,038	$2,223	$-	$279	$6,827

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

	June 30, 2016
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
March 31, 2016	$1,259	$2,036	$117	$1,103	$2,176	$2	$244	$6,937
Charge-offs	-	-	-	-	(120)	(14)	-	(134)
Recoveries	3	-	-	-	53	5	-	61
Provision	(152)	(80)	(35)	365	34	8	51	191
June 30, 2016	$1,110	$1,956	$82	$1,468	$2,143	$1	$295	$7,055

Loans Acquired at Fair Value
March 31, 2016	$-	$-	$-	$-	$-	$-	$36	$36
Charge-offs	(14)	-	-	-	-	-	-	(14)
Recoveries	3	1	-	-	1	-	-	5
Provision	11	10	-	115	(1)	-	(26)	109
June 30, 2016	$-	$11	$-	$115	$-	$-	$10	$136

Total Allowance for Loan Losses
March 31, 2016	$1,259	$2,036	$117	$1,103	$2,176	$2	$280	$6,973
Charge-offs	(14)	-	-	-	(120)	(14)	-	(148)
Recoveries	6	1	-	-	54	5	-	66
Provision	(141)	(70)	(35)	480	33	8	25	300
June 30, 2016	$1,110	$1,967	$82	$1,583	$2,143	$1	$305	$7,191

Originated Loans
December 31, 2015	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(20)	-	-	-	(310)	(26)	-	(356)
Recoveries	4	-	-	-	80	11	-	95
Provision	(497)	(89)	(55)	684	486	16	281	826
June 30, 2016	$1,110	$1,956	$82	$1,468	$2,143	$1	$295	$7,055

Loans Acquired at Fair Value
December 31, 2015	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	(16)	(180)	-	-	(4)	-	-	(200)
Recoveries	5	2	-	-	5	-	-	12
Provision	11	189	-	115	(1)	-	10	324
June 30, 2016	$-	$11	$-	$115	$-	$-	$10	$136

Total Allowance for Loan Losses
December 31, 2015	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(36)	(180)	-	-	(314)	(26)	-	(556)
Recoveries	9	2	-	-	85	11	-	107
Provision	(486)	100	(55)	799	485	16	291	1,150
June 30, 2016	$1,110	$1,967	$82	$1,583	$2,143	$1	$305	$7,191

	June 30, 2016
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$392	$-	$647	$-	$-	$-	$1,039
Collectively Evaluated for Potential Impairment	$1,110	$1,564	$82	$821	$2,143	$1	$295	$6,016

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$81	$133	$-	$-	$-	$-	$-	$214
Collectively Evaluated for Potential Impairment	$(81)	$(122)	$-	$115	$-	$-	$10	$(78)

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$81	$525	$-	$647	$-	$-	$-	$1,253
Collectively Evaluated for Potential Impairment	$1,029	$1,442	$82	$936	$2,143	$1	$305	$5,938

	December 31, 2016
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$360	$-	$655	$-	$-	$-	$1,015
Collectively Evaluated for Potential Impairment	$1,106	$1,582	$65	$924	$2,463	$-	$128	$6,268

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$114	$-	$31	$-	$-	$-	$145
Collectively Evaluated for Potential Impairment	$-	$251	$-	$89	$-	$-	$35	$375

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$474	$-	$686	$-	$-	$-	$1,160
Collectively Evaluated for Potential Impairment	$1,106	$1,833	$65	$1,013	$2,463	$-	$163	$6,643

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2016	$1,640
Accretable Yield	(407)
Nonaccretable Discount	(194)
Balance at June 30, 2017	$1,039

On August 4, 2017, the Company received mortgage insurance proceeds related to an acquired loan that was previously paid-off as of June 30, 2017 from the Mortgage Guaranty Insurance Corporation ("MGIC") for approximately $218,000. This gain contingency will be recorded in the 2017 third quarter consolidated financial statements.

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	June 30, 2017
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$101	$3,455	$624	$2,769	$-	$3	$6,952
Collectively Evaluated for Potential Impairment	189,088	137,197	19,562	72,896	110,113	3,505	532,361
	$189,189	$140,652	$20,186	$75,665	$110,113	$3,508	$539,313

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,279	$1,168	$-	$418	$-	$-	$2,865
Collectively Evaluated for Potential Impairment	77,079	54,460	-	8,431	197	-	140,167
	$78,358	$55,628	$-	$8,849	$197	$-	$143,032

Total Loans
Individually Evaluated for Impairment	$1,380	$4,623	$624	$3,187	$-	$3	$9,817
Collectively Evaluated for Potential Impairment	266,167	191,657	19,562	81,327	110,310	3,505	672,528
	$267,547	$196,280	$20,186	$84,514	$110,310	$3,508	$682,345

	December 31, 2016
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$-	$3,361	$702	$2,765	$-	$4	$6,832
Collectively Evaluated for Potential Impairment	186,077	136,533	9,944	68,326	114,007	3,633	518,520
	$186,077	$139,894	$10,646	$71,091	$114,007	$3,637	$525,352

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,300	$1,007	$-	$562	$-	$-	$2,869
Collectively Evaluated for Potential Impairment	84,211	60,109	-	9,159	197	-	153,676
	$85,511	$61,116	$-	$9,721	$197	$-	$156,545

Total Loans
Individually Evaluated for Impairment	$1,300	$4,368	$702	$3,327	$-	$4	$9,701
Collectively Evaluated for Potential Impairment	270,288	196,642	9,944	77,485	114,204	3,633	672,196
	$271,588	$201,010	$10,646	$80,812	$114,204	$3,637	$681,897

Note 5. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

June 30,
Maturity Period:	2017
One Year or Less	$46,093
Over One Through Two Years	60,182
Over Two Through Three Years	20,309
Over Three Through Four Years	12,893
Over Four Through Five Years	9,156
Over Five Years	8,718
Total	$157,351

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $45.0 million and $46.0 million as of June 30, 2017 and December 31, 2016, respectively.

Note 6. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	June 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$17	-%	$307	0.65%
Maximum Amount Outstanding at any Month End	550		6,000

FHLB Borrowings:
Balance at Period End	-	-	-	-
Average Balance Outstanding During the Period	-	-	596	0.67
Maximum Amount Outstanding at any Month End	-		6,160

Securities Sold Under Agreements to Repurchase:
Balance at Period End	25,450	0.25	27,027	0.24
Average Balance Outstanding During the Period	26,332	0.30	26,311	0.26
Maximum Amount Outstanding at any Month End	26,460		30,095

Securities Collaterizing the Agreements at Period-End:
Carrying Value	32,499		33,785
Market Value	31,834		32,931

Note 7. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	June 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Due in One Year	$3,500	1.35%	$-	-%
Due After One Year to Two Years	4,000	1.67	3,500	0.94
Due After Two Years to Three Years	6,000	1.88	4,500	1.41
Due After Three Years to Four Years	5,000	2.09	6,000	1.78
Due After Four Years to Five Years	3,000	2.23	6,000	1.97
Due After Five Years	3,000	2.41	8,000	2.27
Total	$24,500	1.92	$28,000	1.80

As of June 30, 2017, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $285.0 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $143.1 million and $148.5 million as of June 30, 2017 and December 31, 2016, respectively.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $87.9 million that requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $40.0 million. As of June 30, 2017 and December 31, 2016, no draws had been taken on these facilities.

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

	(Dollars in thousands)
	June 30,	December 31,
	2017	2016
Standby Letters of Credit	$41,147	$36,657
Performance Letters of Credit	4,396	2,471
Construction Mortgages	32,485	21,363
Personal Lines of Credit	6,139	5,905
Overdraft Protection Lines	6,183	5,680
Home Equity Lines of Credit	15,286	14,722
Commercial Lines of Credit	64,303	51,725
	$169,939	$138,523

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

		(Dollars in thousands)
	Fair Value	June 30,	December 31,
	Hierarchy	2017	2016
Available for Sales Securities:
U.S. Government Agencies	Level II	$65,286	$66,156
Obligations of States and Political Subdivisions	Level II	36,727	35,735
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	12,883	2,619
Equity Securities - Mutual Funds	Level I	507	507
Equity Securities - Other	Level I	1,142	1,191
Total Available for Sale Securities		$116,545	$106,208

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

		(Dollars in thousands)
		Fair Value at				Significant
Financial Asset	Fair Value Hierarchy	June 30, 2017	December 31, 2016	Valuation Techniques	Significant Unobservable Inputs	Unobservable Input Value
Impaired Loans	Level III	$2,455	$2,497	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	155	-	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At June 30, 2017 and December 31, 2016, the fair value of impaired loans consists of the loan balances of $3.7 million and $3.7 million, respectively, less their specific valuation allowances of $1.3 million and $1.2 million, respectively.

Other real estate owned (OREO) properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, other real estate owned is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an other real estate owned property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy. During the six months ended June 30, 2017, one residential real estate loan for $155,000 moved into OREO. During the six months ended June 30, 2016, two commercial real estate properties for $3.2 million were foreclosed on, moved into OREO, evaluated for fair value and recorded a prior first quarter gain on the valuation adjustment on foreclosed real estate for approximately $566,000. This recognized gain on the valuation adjustment was supported by independent appraisals of the two properties. One property was subject to a tentative sales agreement with a current customer which closed in the prior year. The other property was transferred into premises and equipment of the Company due to its location and the Company’s need of a new headquarters location.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		June 30, 2017		December 31, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$17,464	$17,464	$7,699	$7,699
Non-Interest Bearing	Level I	11,209	11,209	6,583	6,583
Investment Securities:
Available for Sale	See Above	116,545	116,545	106,208	106,208
Loans, Net	Level III	674,262	685,730	674,094	684,777
Restricted Stock	Level II	3,628	3,628	3,665	3,665
Bank-Owned Life Insurance	Level II	18,919	18,919	18,687	18,687
Accrued Interest Receivable	Level II	2,350	2,350	2,441	2,441

Financial Liabilities:
Deposits	Level II	727,059	706,817	698,218	697,806
Short-term Borrowings	Level II	25,450	25,450	27,027	27,027
Other Borrowed Funds	Level II	24,500	24,644	28,000	28,098
Accrued Interest Payable	Level II	338	338	334	334

Note 10. Other Noninterest Expense

In accordance with SEC Regulation S-X, other noninterest expense that exceeds 10% of total noninterest expense is required to be disclosed by detailed expenses. The details for other noninterest expense for the Company’s consolidated statement of income for the three and six months ended June 30, 2017 and 2016, are as follows:

	(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Other Noninterest Expense
Non-employee compensation	$100	$134	$200	$267
Printing and supplies	100	134	202	208
Postage	64	44	130	103
Telephone	99	97	188	181
Charitable contributions	56	41	80	69
Dues and subscriptions	55	46	118	93
Loan expenses	86	73	160	143
Meals and entertainment	43	34	68	58
Travel	43	40	69	70
Training	9	6	20	18
Miscellaneous	174	242	404	462
Total Other Noninterest Expense	$829	$891	$1,639	$1,672

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2017 compared to the financial condition as of December 31, 2016 and the consolidated results of operations for the three months ended June 30, 2017 and 2016.

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

Statement of Financial Condition Analysis

Assets. Total assets increased $26.3 million, or 3.1%, to $872.4 million at June 30, 2017 compared to $846.1 million at December 31, 2016.

Investment securities classified as available-for-sale increased $10.3 million, or 9.7%, to $116.5 million at June 30, 2017 compared to $106.2 million at December 31, 2016. This increase was primarily the result of security purchases funded by deposit growth.

Loans, net, increased $168,000, or 0.02%, to $674.3 million at June 30, 2017 compared to $674.1 million at December 31, 2016. This was primarily due to net loan originations of $9.5 million of construction loans and $3.7 million of commercial and industrial loans, partially offset by net loan payoffs of $4.7 million on commercial real estate loans, $4.0 million on residential mortgage loans and $3.9 million on consumer loans (mainly indirect auto loans). The net loan originations offset normal loan payoffs throughout the current period.

Premises and equipment, net, increased $2.4 million, or 17.1%, to $16.5 million at June 30, 2017 compared to $14.1 million at December 31, 2016. This is due to the additions related to the new Operations Center that was placed into service in the current period.

Liabilities. Total liabilities increased $23.9 million, or 3.2%, to $780.5 million at June 30, 2017 compared to $756.6 million at December 31, 2016.

Total deposits increased $28.8 million, or 4.1%, to $727.1 million at June 30, 2017 compared to $698.2 million at December 31, 2016. There were increases of $15.7 million in NOW accounts, $15.6 million in demand deposits, $9.7 in savings accounts and $2.3 million in time deposits, partially offset by decreases of $9.2 million in money market accounts and $5.2 million in brokered deposits. Due to the rising interest rate environment, the Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. In addition, school district and municipal deposits increased $9.0 million due to building stronger customer relationships with these depositors and new accounts.

Short-term borrowings decreased $1.6 million, or 5.8%, to $25.5 million at June 30, 2017 compared to $27.0 million at December 31, 2016. At June 30, 2017, short-term borrowings were comprised of $25.5 million of securities sold under agreements to repurchase compared to $27.0 million at December 31, 2016. The decrease is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Other borrowed funds decreased by $3.5 million due to a maturing FHLB long-term borrowing that was retired in the current period. As a result of current period activity, the weighted average interest rate on long-term borrowings increased by 12 basis points to 1.92%.

Stockholders’ Equity. Stockholders’ equity increased $2.4 million, or 2.7%, to $91.9 million at June 30, 2017 compared to $89.5 million at December 31, 2016. During the period, net income was $3.5 million and the Company paid $1.8 million in dividends to stockholders.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Overview. Net income decreased $137,000, to $1.8 million, for the three months ended June 30, 2017 compared to $1.9 million for the three months ended June 30, 2016. The quarterly results benefited from an increase in noninterest income related to continued insurance commissions and additional contingency fees received by Exchange Underwriters in the current quarter. Detracting from the quarterly results were an increase in noninterest expense and a decrease in net interest income. In addition, a charitable donation of a former Bank building to a local municipality resulted in additional tax benefit in the current quarter. Quarterly pre-tax income decreased by $231,000 due in part by the pre-tax gain recognized in the first quarter of 2016 because of the successful resolution of two problem commercial real estate loans. In the case of each of these loans, the Bank took ownership of the collateral, then sold one property at a gain and took the other property into fixed assets based on an appraised fair market value. As a result of these two events OREO expense decreased by $566,000 in the first quarter of 2016.

Net Interest Income. Net interest income decreased $113,000, or 1.6%, to $7.1 million for the three months ended June 30, 2017 compared to $7.2 million for the three months ended June 30, 2016.

Interest and dividend income decreased $1,000, or 0.01%, to $7.9 million for the three months ended June 30, 2017 compared to $8.0 million for the three months ended June 30, 2016. Interest income on loans decreased $94,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Despite the overall increase in average loans of $697,000, the loan portfolio had a decrease of 8 basis points in yield. Contributing to the yield decrease this quarter was the accretion on the acquired loan portfolio credit mark. The positive impact of the accretion for the three months ended June 30, 2017 was $173,000, or 10 basis points compared to $381,000, or 23 basis points for the three months ended June 30, 2016. The remaining credit mark balance for acquired loans was $1.0 million as of June 30, 2017. Loan payoffs within the entire loan portfolio have also been a factor in the interest income on loans decrease. Interest income on securities exempt from federal tax decreased $47,000 due to deploying proceeds from security calls and maturities into higher yielding taxable security purchases in the current period. There was a decrease of $3.5 million in the average balance on securities exempt from federal tax and a decrease of 40 basis points in yield as a result of security calls and maturities that had higher yields. Interest income on taxable securities increased $79,000 mainly due to an increase of $27.7 million in the average balance for taxable securities in the current period. The increase in the average balance offset a decrease of 39 basis points in yield on taxable securities. This is a result of new purchases with lower prevailing yields replacing security calls and maturities with higher yields within the portfolio. Interest income on Federal funds sold increased to $41,000 for the three months ended June 30, 2017 compared to $8,000 for the three months ended June 30, 2016. This is the result of the increase in interest rates in the last year and the increases in the average interest-earning balances of $14.1 million for the three months ended June 30, 2017. In addition, other interest and dividend income increased $28,000 as a result of increased interest earned with correspondent deposit banks and FHLB dividends in the current period.

Interest expense increased $112,000, or 16.0%, to $814,000 for the three months ended June 30, 2017 compared to $702,000 for the three months ended June 30, 2016. Interest expense on deposits increased $115,000 due to an increase in average interest-bearing deposits of $30.4 million, primarily due to increases in time deposits, interest-bearing demand deposit and savings accounts. The average cost of interest-bearing deposits increased 6 basis points collectively. This was related to the multiple interest rate hikes over the last year by the Federal Reserve Board (“FRB”). Interest expense on short-term borrowings increased $5,000 mainly due to increased interest rates on securities sold under agreements to repurchase. Interest expense on other borrowed funds decreased $8,000 primarily due to a FHLB long-term borrowing for $3.5 million that matured in the prior quarter.

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

	(Dollars in thousands) (Unaudited)
	Three Months Ended June 30,
	2017			2016
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$670,231	$7,251	4.34%	$669,534	$7,352	4.42%
Investment Securities
Taxable	81,409	386	1.90	53,716	307	2.29
Exempt From Federal Tax	35,529	325	3.66	39,016	396	4.06
Other Interest-Earning Assets	30,666	115	1.50	16,579	54	1.31
Total Interest-Earning Assets	817,835	8,077	3.96	778,845	8,109	4.19
Noninterest-Earning Assets	57,904			52,616
Total Assets	$875,739			$831,461

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$125,695	78	0.25%	$114,549	49	0.17%
Savings	129,719	60	0.19	124,473	57	0.18
Money Market	136,026	88	0.26	144,195	91	0.25
Time Deposits	159,309	449	1.13	137,174	363	1.06
Total Interest-Bearing Deposits	550,749	675	0.49	520,391	560	0.43

Borrowings	51,070	139	1.09	53,443	142	1.07
Total Interest-Bearing Liabilities	601,819	814	0.54	573,834	702	0.49

Noninterest-Bearing Demand Deposits	178,478			164,750
Other Liabilities	3,617			3,765
Total Liabilities	783,914			742,349

Stockholders' Equity	91,825			89,112
Total Liabilities and
Stockholders' Equity	$875,739			$831,461

Net Interest Income		$7,263			$7,407

Net Interest Rate Spread (2)			3.42%			3.70%
Net Interest-Earning Assets (3)	$216,016			$205,011
Net Interest Margin (4)			3.56			3.82
Return on Average Assets			0.82			0.94
Return on Average Equity			7.87			8.75
Average Equity to Average Assets			10.49			10.72
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			135.89			135.73

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

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

	(Dollars in thousands)
	Three Months Ended June 30, 2017
	Compared To
	Three Months Ended June 30, 2016
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$33	$(134)	$(101)
Investment Securities:
Taxable	138	(59)	79
Exempt From Federal Tax	(34)	(37)	(71)
Other Interest-Earning Assets	52	9	61
Total Interest-Earning Assets	189	(221)	(32)

Interest Expense:
Deposits	33	82	115
Borrowings	(6)	3	(3)
Total Interest-Bearing Liabilities	27	85	112
Change in Net Interest Income	$162	$(306)	$(144)

Provision for Loan Losses. The provision for loan losses was $300,000 for the three months ended June 30, 2017 and for the three months ended June 30, 2016. Net charge-offs for the three months ended June 30, 2017 were $2,000, which included $49,000 of net charge-offs on automobile loans, compared to $83,000 of net charge-offs, which included $66,000 of net charge-offs on automobile loans for the three months ended June 30, 2016. The decrease in net charge-offs during the current period was due to recoveries of $46,000 on automobile loans, $39,000 for residential mortgages and $25,000 for a commercial and industrial loan relationship. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses. It was determined that the current quarter provision remained constant for the three months ended June 30, 2017 and 2016. This was due to improvements in the loan department along with loan personnel experience, and the local economy which had a positive impact on the qualitative factors within the allowance calculation. In addition, average loans increased marginally during the current period compared to the prior period, which was a contributing factor in keeping the provision constant.

Noninterest Income. Noninterest income increased $98,000, or 5.2% to $2.0 million for the three months ended June 30, 2017 compared to $1.9 million for the three months ended June 30, 2016. Insurance commissions from Exchange Underwriters increased $99,000 due to increased commercial lines commission and fee income and contingency fees received in the current period. Contingency fees are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. Service fees on deposit accounts increased $19,000 due to increased non sufficient funds (“NSF”) fees due to customer overdrafts of deposit accounts. Net gains on purchased tax credits increased $15,000 due to the purchased Pennsylvania shares tax credits being recognized in the current period. Net gains on the sales of investments increased $12,000 due to the sale of equity securities. These sales were transacted to recognize capital gains that will be offset by a capital loss carry forward deferred tax asset that was acquired in the merger with FedFirst. The capital loss carry forward deferred tax asset has been has been fully recognized in the current period. Partially offsetting these increases was a decrease in the net gains on the sales of residential mortgage loans of $23,000. The decrease in gains was primarily due to a decrease in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. In addition, there was a decrease of $16,000 in other income due to FHLB sold loan services fees recognized in the current quarter.

Noninterest Expense. Noninterest expense increased $216,000, or 3.5%, to $6.3 million for the three months ended June 30, 2017 compared to $6.1 million for the three months ended June 30, 2016. Occupancy increased $166,000 primarily due to accelerated depreciation taken on leasehold improvements in the Bank’s former operations center that did not transfer over to the new Ralph J. Sommers Jr. Operations Center (“Operations Center”). The new Operations Center was completed and placed into bank operations during the current quarter. Other increases in occupancy were related to property insurance, moving and landscaping expenses. Salaries and employee benefits increased $139,000 primarily due to normal salary increases, retirement benefits expense and employee stock options. This increase was partially offset by decreases in restricted stock awards and miscellaneous compensation expenses. Equipment increased $41,000 due to equipment purchases and new maintenance contracts for the Operations Center. This was partially offset by other noninterest expense which decreased $62,000 primarily due to reduced overdraft and debit card fraud losses, customer supplies and non-employee restricted stock awards. The Federal Deposit Insurance Corporation (“FDIC”) assessment expense decreased $33,000 due to an assessment factor reduction by the FDIC in the computation of the insurance assessment. Pennsylvania shares tax decreased $17,000 due to the prior period shares tax accrual that anticipated a shares tax rate increase in 2016 that subsequently became effective in 2017.

Income Tax Expense. Income taxes decreased $94,000 to $696,000 for the three months ended June 30, 2017 compared to $790,000 for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 was 27.9% compared to 29.0% for the three months ended June 30, 2016. The decrease in income taxes was partially due to a decrease of $231,000 in pre-tax income. The decrease in the effective tax rate was related to a favorable tax preference charitable donation of a former First Federal Savings Bank building to the City of Monessen, Pennsylvania that was acquired in the merger with FedFirst.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Overview. Net income decreased $478,000, to $3.5 million, for the three months ended June 30, 2017 compared to $4.0 million for the three months ended June 30, 2016.

Net Interest Income. Net interest income decreased $538,000 , or 3.7%, to $14.1 million for the six months ended June 30, 2017 compared to $14.7 million for the six months ended June 30, 2016.

Interest and dividend income decreased $333,000, or 2.1%, to $15.7 million for the six months ended June 30, 2017 compared to $16.1 million for the six months ended June 30, 2016. Interest income on loans decreased $449,000 primarily due to a decrease in average loans outstanding of $5.9 million. The decrease in average loans was due to loan runoff within the commercial and installment loan portfolios, partially offset by increases in indirect auto, line of credit, student and mortgage loans mainly due to loan originations. The accretion on the acquired loan portfolio credit mark for the six months ended June 30, 2017 was $406,000, or 12 basis points compared to $773,000, or 23 basis points for the six months ended June 30, 2016. Interest income on securities exempt from federal tax decreased $90,000 due to deploying proceeds from security calls and maturities into purchasing taxable securities with higher earning yields in the current year. There was a decrease of $3.1 million in the average balance on securities exempt from federal tax and a decrease of 42 basis points in yield as a result of security calls and maturities that had higher yields. Interest income on taxable securities increased $116,000 despite a decrease of 41 basis points in yield from new purchases and from higher yields on the existing securities in the portfolio. The average balance for taxable securities increased $24.1 million for the six months ended June 30, 2017. Other interest and dividend income increased $47,000 primarily due to increased interest earned with correspondent deposit banks and FHLB dividends in the current period. Federal Funds sold increased $43,000 for the six months ended June 30, 2017. This is the direct result of the end of the historically low interest rates in the last year and the increases in the average interest-earning balances to $12.5 million for the six months ended June 30, 2017.

Interest expense increased $205,000, or 14.6%, to $1.6 million for the six months ended June 30, 2017 compared to $1.4 million for the six months ended June 30, 2016. Interest expense on deposits increased $209,000 due to increases in the discount interest rate by the FRB and average interest-bearing deposits of $21.6 million which we attribute primarily to time deposits, interest-bearing demand deposits and savings accounts. The average cost of interest-bearing deposits increased 6 basis points. In addition, short-term borrowings increased $10,000 in the current period due to increased interest rates on securities sold under agreements to repurchase. Interest expense on other borrowed funds decreased $13,000 due to a decrease in long-term borrowings as a result of a FHLB long-term borrowing for $3.5 million that matured in the current period.

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

	(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2017			2016
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$668,606	$14,415	4.35%	$674,513	$14,878	4.44%
Investment Securities
Taxable	78,741	747	1.90	54,651	631	2.31
Exempt From Federal Tax	35,561	648	3.64	38,636	784	4.06
Other Interest-Earning Assets	25,147	186	1.49	12,664	96	1.52
Total Interest-Earning Assets	808,055	15,996	3.99	780,464	16,389	4.22
Noninterest-Earning Assets	57,107			53,463
Total Assets	$865,162			$833,927

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$122,141	147	0.24%	$116,112	97	0.17%
Savings	127,141	116	0.18	123,908	113	0.18
Money Market	139,273	181	0.26	145,240	181	0.25
Time Deposits	158,610	886	1.13	140,260	730	1.05
Total Interest-Bearing Deposits	547,165	1,330	0.49	525,520	1,121	0.43

Borrowings	51,894	280	1.09	52,886	284	1.08
Total Interest-Bearing Liabilities	599,059	1,610	0.54	578,406	1,405	0.49

Noninterest-Bearing Demand Deposits	171,507			163,002
Other Liabilities	3,550			4,028
Total Liabilities	774,116			745,436

Stockholders' Equity	91,046			88,491
Total Liabilities and Stockholders' Equity	$865,162			$833,927

Net interest income		$14,386			$14,984

Net Interest Rate Spread (2)			3.45%			3.73%
Net Interest-Earning Assets (3)	$208,996			$202,058
Net Interest Margin (4)			3.59			3.86
Return on Average Assets			0.82			0.96
Return on Average Equity			7.76			9.05
Average Equity to Average Assets			10.52			10.61
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.89			134.93

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

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

	(Dollars in thousands)
	Six Months Ended June 30, 2017
	Compared To
	Six Months Ended June 30, 2016
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$(164)	$(299)	$(463)
Investment Securities:
Taxable	242	(126)	116
Exempt From Federal Tax	(58)	(78)	(136)
Other Interest-Earning Assets	92	(2)	90
Total Interest-Earning Assets	112	(505)	(393)

Interest Expense:
Deposits	48	161	209
Borrowings	(7)	3	(4)
Total Interest-Bearing Liabilities	41	164	205
Change in Net Interest Income	$71	$(669)	$(598)

Provision for Loan Losses. The provision for loan losses decreased $430,000 to $720,000, for the six months ended June 30, 2017, of which $250,000 was attributed to the acquired loan portfolio, compared to $1.2 million of provision for loan losses for the six months ended June 30, 2016. Net charge-offs for the six months ended June 30, 2017 were $440,000, which included $287,000 of net charge-offs on automobile loans, compared to net charge-offs of $450,000, which included $229,000 of net charge-offs on automobile loans, for the six months ended June 30, 2016. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for an increase or reduction in provision for loan losses for the six months ended June 30, 2017. There was minimal loan growth and increased loan portfolio performance compared to the prior year. As the acquired loan portfolio has loan payoffs, paydowns and accretion of the credit mark, the need for additional provision may be required based on our loan loss analysis.

Noninterest Income. Noninterest income increased $327,000, or 8.8%, to $4.0 million for the six months ended June 30, 2017 compared to $3.7 million at June 30, 2016. There was a $313,000 increase in insurance commissions from Exchange Underwriters due to additional contingency fees received and an increase in commercial commission and fee income received in the current period. Net gains on the sales of investments increased $64,000 due to the sale of equity securities. These sales were transacted to recognize capital gains that will be offset by a capital loss carry forward deferred tax asset that was acquired in the merger. The capital loss carry forward deferred tax asset has been fully recognized in the current period. Net gains on purchased tax credits increased $29,000 due to purchased Pennsylvania shares tax credits being recognized in the current period. Service fees on deposit accounts increased $17,000 primarily due to increased NSF fees due to customer overdrafts of deposit accounts. There was a decrease in the net gains on sales of residential mortgage loans of $57,000. The decrease in gains was primarily due to a decrease in the number of loans originated and subsequently sold to the FHLB as part of the MPF® programs. Other commissions decreased $18,000 primarily due to decreases in merchant services and check sales fees in the current period. Other miscellaneous income decreased $14,000 primarily due to increases in amortization on mortgage servicing rights related to loans sold to the FHLB. This was partially offset by an increase in the servicing income received from mortgage loans sold to the FHLB as part of the MPF® program.

Noninterest Expense. Noninterest expense increased $919,000, or 7.9%, to $12.5 million for the six months ended June 30, 2017 compared to $11.6 million for the six months ended June 30, 2016. Salaries and employee benefits increased $259,000, primarily due to additional employees, normal salary increases, retirement benefits and employee stock options. This was partially offset by decreases in group health insurance expense and restricted stock awards expense. Occupancy and equipment increased $240,000 and $58,000, respectively, primarily due to accelerated depreciation taken on leasehold improvements in the Bank’s former operations center that will not transfer over to the new Operations Center that was placed into service in the current period. Other increases for occupancy were related to real estate taxes, moving expenses, utilities and property insurance. Equipment expense increases were mainly due to equipment purchases and new maintenance contracts for the Operations Center. Other real estate owned expense was $6,000 in the current period compared to $535,000 of income in the prior period resulting in an increase of $541,000 in expense. This change is primarily due to the $566,000 pre-tax gain recognized due to the foreclosure procedures on two commercial real estate loans that moved into other real estate owned properties in the first quarter of 2016. The FDIC assessment decreased $78,000 due to an assessment factor reduction by the FDIC in the computation of the insurance assessment. Advertising decreased $47,000 related to decreases in print/media advertising and promotional items as a cost savings initiative. Other noninterest expense decreased $33,000 primarily due to decreases in various miscellaneous expenses, such as donations, non-employee restricted stock awards and a Pennsylvania state sales tax refund as a result of a Bank initiated reverse audit. Pennsylvania shares tax, which is calculated based on the Bank’s stockholders’ equity, decreased $29,000 due to the prior period shares tax accrual that anticipated a shares tax rate increase in 2016 that subsequently became effective in 2017.

Income Tax Expense. Income taxes decreased $222,000 to $1.4 million for the six months ended June 30, 2017 compared to $1.6 million for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was 28.9% compared to 29.3% for the six months ended June 30, 2016. The decrease in income taxes was primarily due to a decrease of $700,000 in pre-tax income. The decrease in the effective tax rate was related to the favorable tax preference charitable donation of a former First Federal Savings Bank building to the City of Monessen, Pennsylvania, partially offset by the decrease in tax exempt income and the expiration of the low income housing tax credit program in the current period.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 8 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of June 30, 2017.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at June 30, 2017 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $28.7 million at June 30, 2017. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $36.0 million at June 30, 2017. In addition, at June 30, 2017, the Company had the ability to borrow up to $285.0 million from the FHLB of Pittsburgh, of which $24.5 million was outstanding and $39.9 million was utilized toward standby letters of credit. The Company also has the ability to borrow up to $87.9 million from the FRB through its Borrower-In-Custody line of credit agreement and $40.0 million from multiple line of credit arrangements with various banks, none of which were outstanding.

At June 30, 2017, time deposits due within one year of that date totaled $46.1 million, or 29.3% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At June 30, 2017, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $1.8 million.

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

At June 30, 2017 and December 31, 2016, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	June 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$83,099	13.44%	$81,845	13.38%
For Capital Adequacy Purposes	27,822	4.50	27,533	4.50
To Be Well Capitalized	40,188	6.50	39,770	6.50

Tier 1 Capital (to risk weighted assets)
Actual	83,099	13.44	81,845	13.38
For Capital Adequacy Purposes	37,097	6.00	36,711	6.00
To Be Well Capitalized	49,462	8.00	48,947	8.00

Total Capital (to risk weighted assets)
Actual	90,834	14.69	89,497	14.63
For Capital Adequacy Purposes	49,462	8.00	48,947	8.00
To Be Well Capitalized	61,828	10.00	61,184	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	83,099	9.58	81,845	9.80
For Capital Adequacy Purposes	34,710	4.00	33,390	4.00
To Be Well Capitalized	43,387	5.00	41,738	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of June 30, 2017, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2016, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	August 9, 2017	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
Chief Executive Officer

Date:	August 9, 2017	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

