Form 10-Q
period 2017-09-30
CB Financial Services, Inc.
filed 2017-11-08
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, the number of shares outstanding of the Registrant’s Common Stock was 4,088,025.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
(Dollars in thousands, except share data)	September 30, 2017	December 31, 2016

ASSETS
Cash and Due From Banks:
Interest Bearing	$31,979	$7,699
Non-Interest Bearing	11,766	6,583
Total Cash and Due From Banks	43,745	14,282

Investment Securities:
Available-for-Sale	115,889	106,208
Loans, Net	695,718	674,094
Premises and Equipment, Net	16,558	14,132
Bank-Owned Life Insurance	19,035	18,687
Goodwill	4,953	4,953
Core Deposit Intangible, Net	3,418	3,819
Accrued Interest and Other Assets	9,013	9,900
TOTAL ASSETS	$908,329	$846,075

LIABILITIES
Deposits:
Demand Deposits	$187,968	$165,400
NOW Accounts	139,191	105,962
Money Market Accounts	139,244	141,674
Savings Accounts	131,262	121,520
Time Deposits	160,466	155,028
Brokered Deposits	4,243	8,634
Total Deposits	762,374	698,218

Short-Term Borrowings	24,662	27,027
Other Borrowed Funds	24,500	28,000
Accrued Interest and Other Liabilities	3,639	3,361
TOTAL LIABILITIES	815,175	756,606

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,088,025 and 4,086,625 Shares Outstanding at September 30, 2017 and December 31, 2016, Respectively	1,818	1,818
Capital Surplus	42,128	41,863
Retained Earnings	54,584	51,713
Treasury Stock, at Cost (275,321 and 276,721 Shares at September 30, 2017 and December 31, 2016, Respectively)	(4,722)	(4,746)
Accumulated Other Comprehensive Loss	(654)	(1,179)
TOTAL STOCKHOLDERS' EQUITY	93,154	89,469
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$908,329	$846,075

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2017	2016	2017	2016

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$7,459	$7,093	$21,830	$21,913
Federal Funds Sold	64	3	120	15
Investment Securities:
Taxable	386	287	1,133	918
Exempt From Federal Income Tax	229	261	665	787
Other Interest and Dividend Income	75	40	205	123
TOTAL INTEREST AND DIVIDEND INCOME	8,213	7,684	23,953	23,756

INTEREST EXPENSE
Deposits	720	557	2,050	1,678
Federal Funds Purchased	-	1	-	2
Short-Term Borrowings	20	21	59	50
Other Borrowed Funds	120	129	361	383
TOTAL INTEREST EXPENSE	860	708	2,470	2,113

NET INTEREST INCOME	7,353	6,976	21,483	21,643
Provision For Loan Losses	300	450	1,020	1,600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,053	6,526	20,463	20,043

NONINTEREST INCOME
Service Fees on Deposit Accounts	630	619	1,839	1,811
Insurance Commissions	758	676	2,686	2,291
Other Commissions	125	112	336	341
Net Gains on Sales of Loans	137	249	389	559
Net Gains on Sales of Investments	10	22	132	80
Net Gains on Purchased Tax Credits	14	-	43	-
Income from Bank-Owned Life Insurance	116	123	348	362
Other	28	20	87	93
TOTAL NONINTEREST INCOME	1,818	1,821	5,860	5,537

NONINTEREST EXPENSE
Salaries and Employee Benefits	3,512	3,291	10,425	9,945
Occupancy	526	544	1,678	1,456
Equipment	464	463	1,376	1,317
FDIC Assessment	104	112	267	353
PA Shares Tax	186	138	562	543
Contracted Services	119	155	408	444
Legal and Professional Fees	81	140	324	395
Advertising	197	189	504	543
Bankcard Processing Expense	130	125	384	359
Other Real Estate Owned (Income) Expense	(349)	4	(343)	(531)
Amortization of Core Deposit Intangible	134	134	401	401
Other	793	870	2,432	2,542
TOTAL NONINTEREST EXPENSE	5,897	6,165	18,418	17,767

Income Before Income Taxes	2,974	2,182	7,905	7,813
Income Taxes	910	607	2,336	2,255
NET INCOME	$2,064	$1,575	$5,569	$5,558

EARNINGS PER SHARE
Basic	$0.50	$0.38	$1.36	$1.36
Diluted	0.50	0.38	1.36	1.36

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,088,025	4,081,017	4,087,783	4,081,017
Diluted	4,108,723	4,087,337	4,104,157	4,084,730

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Net Income	$2,064	$1,575	$5,569	$5,558

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available-for-Sale Securities Net of Income Tax of $5 and ($106) for the Three Months Ended September 30, 2017 and 2016, Respectively, and $314 and $57 for the Nine Months Ended September 30, 2017 and 2016, Respectively	9	(205)	612	111

Reclassification Adjustment for Gains on Securities:
Included in Net Income, Net of Income Tax of $4 and $7 for the Three Months Ended September 30, 2017 and 2016, Respectively, and $45 and $27 for the Nine Months Ended September 30, 2017 and 2016, Respectively (1)	(6)	(15)	(87)	(53)
Other Comprehensive Income (Loss), Net of Income Tax	3	(220)	525	58
Total Comprehensive Income	$2,067	$1,355	$6,094	$5,616

(1)	The gross amount of gains on securities of $10 and $22 for the three months ended September 30, 2017 and 2016, respectively and $132 and $80 for the nine months ended September 30, 2017 and 2016, respectively are reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect is included in Income Taxes on the Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity

December 31, 2015	4,363,346	$1,818	$41,614	$47,725	$(4,836)	$575	$86,896
Comprehensive Income:
Net Income	-	-	-	5,558	-	-	5,558
Other Comprehensive Income	-	-	-	-	-	58	58
Stock-Based Compensation Expense	-	-	262	-	-	-	262
Dividends Paid ($0.22 Per Share)	-	-	-	(2,694)	-	-	(2,694)
September 30, 2016	4,363,346	$1,818	$41,876	$50,589	$(4,836)	$633	$90,080

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity

December 31, 2016	4,363,346	$1,818	$41,863	$51,713	$(4,746)	$(1,179)	$89,469
Comprehensive Income:
Net Income	-	-	-	5,569	-	-	5,569
Other Comprehensive Income	-	-	-	-	-	525	525
Stock-Based Compensation Expense	-	-	258	-	-	-	258
Exercise of Stock Options	-	-	7	-	24	-	31
Dividends Paid ($0.22 Per Share)	-	-	-	(2,698)	-	-	(2,698)
September 30, 2017	4,363,346	$1,818	$42,128	$54,584	$(4,722)	$(654)	$93,154

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016

OPERATING ACTIVITIES
Net Income	$5,569	$5,558
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	265	154
Depreciation and Amortization	1,867	2,051
Provision for Loan Losses	1,020	1,600
Income from Bank-Owned Life Insurance	(348)	(362)
Proceeds From Mortgage Loans Sold	16,941	18,945
Originations of Mortgage Loans for Sale	(16,552)	(18,386)
Gains on Sales of Loans	(389)	(559)
Gains on Sales of Investment Securities	(132)	(80)
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(357)	(49)
Noncash Expense for Stock-Based Compensation	258	262
(Increase) Decrease in Accrued Interest Receivable	(131)	197
Valuation Adjustment on Foreclosed Real Estate	-	(566)
Retirements of Premises and Equipment	152	-
(Decrease) Increase in Taxes Payable	(808)	1,123
Increase (Decrease) in Accrued Interest Payable	79	(10)
Net Payment of Federal/State Income Taxes	(2,355)	(2,115)
Other, Net	4,327	419
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,406	8,182

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	11,683	59,023
Purchases of Securities	(32,346)	(60,035)
Proceeds from Sales of Securities	11,643	416
Net Increase in Loans	(23,413)	(572)
Purchase of Premises and Equipment	(3,444)	(1,229)
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	357	175
(Increase) Decrease in Restricted Equity Securities	(47)	122
NET CASH USED IN INVESTING ACTIVITIES	(35,567)	(2,100)

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	64,156	(951)
Net (Decrease) Increase in Short-Term Borrowings	(2,365)	1,167
Principal Payments on Other Borrowed Funds	(3,500)	-
Cash Dividends Paid	(2,698)	(2,694)
Treasury Stock, Purchases at Cost	24	-
Exercise of Stock Options	7	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	55,624	(2,478)

INCREASE IN CASH AND CASH EQUIVALENTS	29,463	3,604
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	14,282	11,340
CASH AND DUE FROM BANKS AT END OF PERIOD	$43,745	$14,944

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $1,968 and $1,686 respectively)	$2,390	$2,123
Income taxes	2,355	2,115

Real estate acquired in settlement of loans	169	3,236
Transfer of real estate acquired in settlement of loans to premise and equipment	-	2,350

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

The Company will continue to evaluate the provisions of Accounting Standards Codification (“ASC”) Topic 280 for segment reporting information related to Exchange Underwriters. During the first quarter, Exchange Underwriters insurance commissions comprised of approximately 11% of combined interest and noninterest income but less than 10% of the combined assets of the Company. While EU exceeded the 10% threshold of combined interest and noninterest income, this was primarily related to a unique income event of increased contingency income. Contingency fees are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. On a year-to-date basis, Exchange Underwriters fell below the 10% threshold of combined interest and noninterest income.

The Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC and incorporated into the consolidated financial statements the effect of all material known events determined by ASC Topic 855, Subsequent Events, to be recognizable events.

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

Acquired Loans

Loans that were acquired in the merger with FedFirst Financial Corporation (the “merger”) were recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the acquired loans was estimated by management with the assistance of a third party valuation specialist.

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

Recent Accounting Standards

In September 2017, the FASB issued Accounting Standards Update ("ASU") 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. ASU 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU No. 2016-02, Leases (Topic 842). The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the provisions of ASU 2017-13 but believes that its adoption will not have a material impact on the Company's consolidated financial condition or results of operations.

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

In March 2017, the FASB issued ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchases of Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchases of callable debt securities. The amendments shorten the amortization period of premiums on certain purchases of callable debt securities to the earliest call date. ASU 2017-08 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2018, and interim periods within those annual periods, for

Recent Accounting Standards (continued)

public entities that are not SEC filers for annual periods beginning after December 15, 2019 and for all other entities for annual periods beginning after December 15, 2020 with early adoption permitted. The Company is evaluating the provisions of ASU 2017-08 but believes that its adoption will not have a material impact on the Company's consolidated financial condition or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance, such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e., an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09. The guidance is effective for the Company’s financial statements beginning January 1, 2018. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income, and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance included in non-interest income, such as insurance commission fees, deposit related fees and service charges, payment processing fees, trust services fees and brokerage services fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on its consolidated financial position or results of operations and will use modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-Average Common Shares Outstanding	4,363,346	4,363,346	4,363,346	4,363,346
Average Treasury Stock Shares	(275,321)	(282,329)	(275,563)	(282,329)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,088,025	4,081,017	4,087,783	4,081,017
Additional Common Stock Equivalents (Stock Options and Restricted Stock) Used to Calculate Diluted Earnings Per Share	20,698	6,320	16,374	3,713
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,108,723	4,087,337	4,104,157	4,084,730
Earnings per share:
Basic	$0.50	$0.38	$1.36	$1.36
Diluted	0.50	0.38	1.36	1.36

Note 3. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$59,622	$-	$(1,242)	$58,380
Obligations of States and Political Subdivisions	37,616	314	(122)	37,808
Mortgage-Backed Securities - Government-Sponsored Enterprises	17,890	14	(45)	17,859
Equity Securities - Mutual Funds	500	10	-	510
Equity Securities - Other	1,253	94	(15)	1,332
Total	$116,881	$432	$(1,424)	$115,889

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$67,944	$18	$(1,806)	$66,156
Obligations of States and Political Subdivisions	35,856	366	(487)	35,735
Mortgage-Backed Securities - Government-Sponsored Enterprises	2,588	31	-	2,619
Equity Securities - Mutual Funds	500	7	-	507
Equity Securities - Other	1,106	91	(6)	1,191
Total	$107,994	$513	$(2,299)	$106,208

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	September 30, 2017
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	12	$33,733	$(525)	9	$24,646	$(717)	21	$58,379	$(1,242)
Obligations of States and Political Subdivisions	22	11,788	(80)	7	3,489	(42)	29	15,277	(122)
Mortgage-Backed Securities - Government Sponsored Enterprises	4	9,191	(45)	-	-	-	4	9,191	(45)
Equity Securities - Other	6	483	(15)	-	-	-	6	483	(15)
Total	44	$55,195	$(665)	16	$28,135	$(759)	60	$83,330	$(1,424)

	December 31, 2016
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	23	$62,853	$(1,806)	-	$-	$-	23	$62,853	$(1,806)
Obligations of States and Political Subdivisions	39	19,749	(485)	1	260	(2)	40	20,009	(487)
Equity Securities - Other	2	160	(6)	-	-	-	2	160	(6)
Total	64	$82,762	$(2,297)	1	$260	$(2)	65	$83,022	$(2,299)

For debt securities, the Company does not believe any individual unrealized loss as of September 30, 2017 and December 31, 2016 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at September 30, 2017 and December 31, 2016 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	September 30, 2017
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$2,115	$2,126
Due after One Year through Five Years	23,469	23,443
Due after Five Years through Ten Years	68,376	67,362
Due after Ten Years	22,921	22,958
Total	$116,881	$115,889

Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date, but have been included in the Due After Ten Years category.

Note 4. Loans and Related Allowance for Loan Loss

The Company’s loan portfolio is made up of four classifications: real estate loans, commercial and industrial loans, consumer loans and other loans. These segments are further segregated between loans accounted for under the amortized cost method (“Originated Loans”) and acquired loans that were originally recorded at fair value with no carryover of the related pre-merger allowance for loan losses (“Loans Acquired at Fair Value”). The following table presents the classifications of loans as of the dates indicated.

	(Dollars in thousands)
	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$193,214	34.1%	$186,077	35.4%
Commercial	150,442	26.5	139,894	26.7
Construction	28,965	5.1	10,646	2.0
Commercial and Industrial	77,217	13.6	71,091	13.5
Consumer	113,822	20.1	114,007	21.7
Other	3,444	0.6	3,637	0.7
Total Originated Loans	567,104	100.0%	525,352	100.0%
Allowance for Loan Losses	(7,573)		(7,283)
Loans, Net	$559,531		$518,069

Loans Acquired at Fair Value
Real Estate:
Residential	$75,217	55.0%	$85,511	54.7%
Commercial	52,826	38.7	61,116	39.0
Commercial and Industrial	8,532	6.2	9,721	6.2
Consumer	195	0.1	197	0.1
Total Loans Acquired at Fair Value	136,770	100.0%	156,545	100.0%
Allowance for Loan Losses	(583)		(520)
Loans, Net	$136,187		$156,025

Total Loans
Real Estate:
Residential	$268,431	38.1%	$271,588	39.8%
Commercial	203,268	28.9	201,010	29.5
Construction	28,965	4.1	10,646	1.6
Commercial and Industrial	85,749	12.2	80,812	11.9
Consumer	114,017	16.2	114,204	16.7
Other	3,444	0.5	3,637	0.5
Total Loans	703,874	100.0%	681,897	100.0%
Allowance for Loan Losses	(8,156)		(7,803)
Loans, Net	$695,718		$674,094

Total unamortized net deferred loan fees were $682,000 and $818,000 at September 30, 2017 and December 31, 2016, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $94.6 million and $83.9 million at September 30, 2017 and December 31, 2016, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At September 30, 2017 and December 31, 2016, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands)
	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$191,801	$1,006	$407	$-	$193,214
Commercial	133,529	13,909	2,467	537	150,442
Construction	28,356	-	550	59	28,965
Commercial and Industrial	66,415	8,326	1,111	1,365	77,217
Consumer	113,795	-	27	-	113,822
Other	3,444	-	-	-	3,444
Total Originated Loans	$537,340	$23,241	$4,562	$1,961	$567,104

Loans Acquired at Fair Value
Real Estate:
Residential	$73,213	$-	$2,004	$-	$75,217
Commercial	50,381	1,939	506	-	52,826
Commercial and Industrial	8,176	9	263	84	8,532
Consumer	195	-	-	-	195
Total Loans Acquired at Fair Value	$131,965	$1,948	$2,773	$84	$136,770

Total Loans
Real Estate:
Residential	$265,014	$1,006	$2,411	$-	$268,431
Commercial	183,910	15,848	2,973	537	203,268
Construction	28,356	-	550	59	28,965
Commercial and Industrial	74,591	8,335	1,374	1,449	85,749
Consumer	113,990	-	27	-	114,017
Other	3,444	-	-	-	3,444
Total Loans	$669,305	$25,189	$7,335	$2,045	$703,874

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$184,721	$1,050	$306	$-	$186,077
Commercial	122,811	14,118	2,035	930	139,894
Construction	9,944	-	595	107	10,646
Commercial and Industrial	65,612	2,720	1,322	1,437	71,091
Consumer	113,847	-	160	-	114,007
Other	3,637	-	-	-	3,637
Total Originated Loans	$500,572	$17,888	$4,418	$2,474	$525,352

Loans Acquired at Fair Value
Real Estate:
Residential	$83,044	$-	$2,467	$-	$85,511
Commercial	58,411	2,358	347	-	61,116
Commercial and Industrial	9,117	42	441	121	9,721
Consumer	197	-	-	-	197
Total Loans Acquired at Fair Value	$150,769	$2,400	$3,255	$121	$156,545

Total Loans
Real Estate:
Residential	$267,765	$1,050	$2,773	$-	$271,588
Commercial	181,222	16,476	2,382	930	201,010
Construction	9,944	-	595	107	10,646
Commercial and Industrial	74,729	2,762	1,763	1,558	80,812
Consumer	114,044	-	160	-	114,204
Other	3,637	-	-	-	3,637
Total Loans	$651,341	$20,288	$7,673	$2,595	$681,897

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands)
	September 30, 2017
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$192,769	$91	$42	$-	$133	$312	$193,214
Commercial	150,154	-	-	-	-	288	150,442
Construction	28,906	-	-	-	-	59	28,965
Commercial and Industrial	75,108	-	-	496	496	1,613	77,217
Consumer	112,485	1,155	103	52	1,310	27	113,822
Other	3,444	-	-	-	-	-	3,444
Total Originated Loans	$562,866	$1,246	$145	$548	$1,939	$2,299	$567,104

Loans Acquired at Fair Value
Real Estate:
Residential	$73,977	$45	$-	$75	$120	$1,120	$75,217
Commercial	52,826	-	-	-	-	-	52,826
Commercial and Industrial	8,516	-	-	-	-	16	8,532
Consumer	190	5	-	-	5	-	195
Total Loans Acquired at Fair Value	$135,509	$50	$-	$75	$125	$1,136	$136,770

Total Loans
Real Estate:
Residential	$266,746	$136	$42	$75	$253	$1,432	$268,431
Commercial	202,980	-	-	-	-	288	203,268
Construction	28,906	-	-	-	-	59	28,965
Commercial and Industrial	83,624	-	-	496	496	1,629	85,749
Consumer	112,675	1,160	103	52	1,315	27	114,017
Other	3,444	-	-	-	-	-	3,444
Total Loans	$698,375	$1,296	$145	$623	$2,064	$3,435	$703,874

	December 31, 2016
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$183,939	$1,638	$72	$120	$1,830	$308	$186,077
Commercial	139,821	-	-	-	-	73	139,894
Construction	10,539	-	-	-	-	107	10,646
Commercial and Industrial	68,310	952	-	-	952	1,829	71,091
Consumer	112,232	1,311	296	8	1,615	160	114,007
Other	3,637	-	-	-	-	-	3,637
Total Originated Loans	$518,478	$3,901	$368	$128	$4,397	$2,477	$525,352

Loans Acquired at Fair Value
Real Estate:
Residential	$82,523	$893	$307	$223	$1,423	$1,565	$85,511
Commercial	60,437	332	-	-	332	347	61,116
Commercial and Industrial	9,577	121	23	-	144	-	9,721
Consumer	197	-	-	-	-	-	197
Total Loans Acquired at Fair Value	$152,734	$1,346	$330	$223	$1,899	$1,912	$156,545

Total Loans
Real Estate:
Residential	$266,462	$2,531	$379	$343	$3,253	$1,873	$271,588
Commercial	200,258	332	-	-	332	420	201,010
Construction	10,539	-	-	-	-	107	10,646
Commercial and Industrial	77,887	1,073	23	-	1,096	1,829	80,812
Consumer	112,429	1,311	296	8	1,615	160	114,204
Other	3,637	-	-	-	-	-	3,637
Total Loans	$671,212	$5,247	$698	$351	$6,296	$4,389	$681,897

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

	(Dollars in Thousands)
	September 30, 2017	December 31, 2016
Nonaccrual Loans:
Originated Loans:
Real Estate:
Residential	$312	$308
Commercial	288	73
Construction	59	107
Commercial and Industrial	1,613	1,829
Consumer	27	160
Total Originated Nonaccrual Loans	2,299	2,477

Loans Acquired at Fair Value:
Real Estate:
Residential	1,120	1,565
Commercial	-	347
Commercial and Industrial	16	-
Total Loans Acquired at Fair Value Nonaccrual Loans	1,136	1,912
Total Nonaccrual Loans	3,435	4,389

Accruing Loans Past Due 90 Days or More:
Originated Loans:
Real Estate:
Residential	-	120
Commercial and Industrial	496	-
Consumer	52	8
Total Originated Accruing Loans 90 Days or More Past Due	548	128

Loans Acquired at Fair Value:
Real Estate:
Residential	75	223
Total Loans Acquired at Fair Value Accruing Loans 90 Days or More Past Due	75	223
Total Accruing Loans 90 Days or More Past Due	623	351
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	4,058	4,740

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate - Residential	61	-
Real Estate - Commercial	1,285	1,325
Commercial and Industrial	5	6
Other	2	4
Total Originated Loans	1,353	1,335
Loans Acquired at Fair Value:
Real Estate - Residential	1,268	1,299
Real Estate - Commercial	438	660
Commercial and Industrial	247	393
Total Loans Acquired at Fair Value	1,953	2,352
Total Troubled Debt Restructurings, Accruing	3,306	3,687

Total Nonperforming Loans	7,364	8,427

Real Estate Owned:
Residential	236	-
Commercial	174	174
Total Real Estate Owned	410	174

Total Nonperforming Assets	$7,774	$8,601

Nonperforming Loans to Total Loans	1.05%	1.24%
Nonperforming Assets to Total Assets	0.86	1.02

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $1.2 million and $2.2 million at September 30, 2017 and December 31, 2016, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 16 loans totaling $4.7 million and 15 loans totaling $4.7 million at September 30, 2017 and December 31, 2016, respectively. Originated loans classified as TDRs consisted of 8 loans totaling $2.8 million and 6 loans totaling $2.3 million at September 30, 2017 and December 31, 2016, respectively. Loans acquired at fair value classified as TDRs consisted of 8 loans totaling $1.9 million and 9 loans totaling $2.4 million at September 30, 2017 and December 31, 2016, respectively.

During the three and nine months ended September 30, 2017, one residential real estate loan modified terms in a new TDR transaction. During the nine months ended September 30, 2016, one commercial loan previously identified as an acquired loan at fair value TDR paid off, an originated consumer loan modified terms in a new TDR transaction, and one commercial and one residential real estate loan that were acquired at fair value modified terms into new TDR transactions. No loans were modified in a TDR during the three months ended September 30, 2016. No TDRs subsequently defaulted during the three or nine months ended September 30, 2017 and 2016, respectively.

The following table presents information at the time of modification related to loans modified in a TDR during the three and nine months ended September 30, 2017 and nine months ended September 30, 2016.

	(Dollars in thousands)
	Three Months Ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Residential	1	$61	$61	$-
Total	1	$61	$61	$-

	(Dollars in thousands)
	Nine Months Ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Residential	1	$61	$61	$-
Total	1	$61	$61	$-

	(Dollars in thousands)
	Nine Months Ended September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Other	1	$7	$7	$-
Total	1	$7	$7	$-

Loans Acquired at Fair Value
Real Estate
Residential	1	$37	$45	$-
Commercial	1	539	539	-
Total	2	$576	$584	$-

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	September 30, 2017
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$124	$-	$126	$133	$3
Commercial	1,886	-	1,886	1,972	67
Construction	609	-	609	640	20
Commercial and Industrial	751	-	751	747	28
Other	2	-	2	3	-
Total With No Related Allowance Recorded	$3,372	$-	$3,374	$3,495	$118

Loans Acquired at Fair Value
Real Estate:
Residential	$1,268	$-	$1,268	$1,284	$49
Commercial	944	-	944	975	38
Commercial and Industrial	263	-	263	351	11
Total With No Related Allowance Recorded	$2,475	$-	$2,475	$2,610	$98

Total Loans
Real Estate:
Residential	$1,392	$-	$1,394	$1,417	$52
Commercial	2,830	-	2,830	2,947	105
Construction	609	-	609	640	20
Commercial and Industrial	1,014	-	1,014	1,098	39
Other	2	-	2	3	-
Total With No Related Allowance Recorded	$5,847	$-	$5,849	$6,105	$216

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,495	$392	$1,495	$1,516	$49
Commercial and Industrial	1,730	636	1,804	2,025	75
Total With A Related Allowance Recorded	$3,225	$1,028	$3,299	$3,541	$124

Loans Acquired at Fair Value
Commercial and Industrial	$84	$10	$84	$103	$4
Total With A Related Allowance Recorded	$84	$10	$84	$103	$4

Total Loans
Real Estate:
Commercial	$1,495	$392	$1,495	$1,516	$49
Commercial and Industrial	1,814	646	1,888	2,128	79
Total With A Related Allowance Recorded	$3,309	$1,038	$3,383	$3,644	$128

	September 30, 2017 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$124	$-	$126	$133	$3
Commercial	3,381	392	3,381	3,488	116
Construction	609	-	609	640	20
Commercial and Industrial	2,481	636	2,555	2,772	103
Other	2	-	2	3	-
Total Impaired Loans	$6,597	$1,028	$6,673	$7,036	$242

Loans Acquired at Fair Value
Real Estate:
Residential	$1,268	$-	$1,268	$1,284	$49
Commercial	944	-	944	975	38
Commercial and Industrial	347	10	347	454	15
Total Impaired Loans	$2,559	$10	$2,559	$2,713	$102

Total Loans
Real Estate:
Residential	$1,392	$-	$1,394	$1,417	$52
Commercial	4,325	392	4,325	4,463	154
Construction	609	-	609	640	20
Commercial and Industrial	2,828	646	2,902	3,226	118
Other	2	-	2	3	-
Total Impaired Loans	$9,156	$1,038	$9,232	$9,749	$344

	December 31, 2016
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$2,112	$-	$2,112	$2,228	$100
Construction	702	-	702	843	28
Commercial and Industrial	825	-	825	891	45
Other	4	-	4	6	1
Total With No Related Allowance Recorded	$3,643	$-	$3,643	$3,968	$174

Loans Acquired at Fair Value
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	660	-	660	763	47
Commercial and Industrial	441	-	441	543	21
Total With No Related Allowance Recorded	$2,401	$-	$2,401	$2,626	$136

Total Loans
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	2,772	-	2,772	2,991	147
Construction	702	-	702	843	28
Commercial and Industrial	1,266	-	1,266	1,434	66
Other	4	-	4	6	1
Total With No Related Allowance Recorded	$6,044	$-	$6,044	$6,594	$310

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,249	$360	$1,249	$1,277	$66
Commercial and Industrial	1,940	655	1,946	1,951	27
Total With A Related Allowance Recorded	$3,189	$1,015	$3,195	$3,228	$93

Loans Acquired at Fair Value
Real Estate:
Commercial	$347	$114	$437	$367	$-
Commercial and Industrial	121	31	121	141	6
Total With A Related Allowance Recorded	$468	$145	$558	$508	$6

Total Loans
Real Estate:
Commercial	$1,596	$474	$1,686	$1,644	$66
Commercial and Industrial	2,061	686	2,067	2,092	33
Total With A Related Allowance Recorded	$3,657	$1,160	$3,753	$3,736	$99

	December 31, 2016 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans
Originated Loans
Real Estate:
Commercial	$3,361	$360	$3,361	$3,505	$166
Construction	702	-	702	843	28
Commercial and Industrial	2,765	655	2,771	2,842	72
Other	4	-	4	6	1
Total Impaired Loans	$6,832	$1,015	$6,838	$7,196	$267

Loans Acquired at Fair Value
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	1,007	114	1,097	1,130	47
Commercial and Industrial	562	31	562	684	27
Total Impaired Loans	$2,869	$145	$2,959	$3,134	$142

Total Loans
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	4,368	474	4,458	4,635	213
Construction	702	-	702	843	28
Commercial and Industrial	3,327	686	3,333	3,526	99
Other	4	-	4	6	1
Total Impaired Loans	$9,701	$1,160	$9,797	$10,330	$409

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment for the periods indicated.

	(Dollars in thousands)
	September 30, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
June 30, 2017	$940	$2,017	$142	$1,760	$2,223	$-	$385	$7,467
Charge-offs	(22)	-	-	-	(217)	-	-	(239)
Recoveries	6	-	-	1	38	-	-	45
Provision	(47)	64	85	(155)	317	-	36	300
September 30, 2017	$877	$2,081	$227	$1,606	$2,361	$-	$421	$7,573

Loans Acquired at Fair Value
June 30, 2017	$-	$613	$-	$109	$-	$-	$(106)	$616
Charge-offs	(45)	-	-	-	-	-	-	(45)
Recoveries	11	1	-	-	-	-	-	12
Provision	34	(5)	-	(7)	-	-	(22)	-
September 30, 2017	$-	$609	$-	$102	$-	$-	$(128)	$583

Total Allowance for Loan Losses
June 30, 2017	$940	$2,630	$142	$1,869	$2,223	$-	$279	$8,083
Charge-offs	(67)	-	-	-	(217)	-	-	(284)
Recoveries	17	1	-	1	38	-	-	57
Provision	(13)	59	85	(162)	317	-	14	300
September 30, 2017	$877	$2,690	$227	$1,708	$2,361	$-	$293	$8,156

Originated Loans
December 31, 2016	$1,106	$1,942	$65	$1,579	$2,463	$-	$128	$7,283
Charge-offs	(22)	-	-	-	(661)	-	-	(683)
Recoveries	11	-	-	37	155	-	-	203
Provision	(218)	139	162	(10)	404	-	293	770
September 30, 2017	$877	$2,081	$227	$1,606	$2,361	$-	$421	$7,573

Loans Acquired at Fair Value
December 31, 2016	$-	$365	$-	$120	$-	$-	$35	$520
Charge-offs	(109)	(132)	-	-	-	-	-	(241)
Recoveries	49	2	-	-	3	-	-	54
Provision	60	374	-	(18)	(3)	-	(163)	250
September 30, 2017	$-	$609	$-	$102	$-	$-	$(128)	$583

Total Allowance for Loan Losses
December 31, 2016	$1,106	$2,307	$65	$1,699	$2,463	$-	$163	$7,803
Charge-offs	(131)	(132)	-	-	(661)	-	-	(924)
Recoveries	60	2	-	37	158	-	-	257
Provision	(158)	513	162	(28)	401	-	130	1,020
September 30, 2017	$877	$2,690	$227	$1,708	$2,361	$-	$293	$8,156

	September 30, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$392	$-	$636	$-	$-	$-	$1,028
Collectively Evaluated for Potential Impairment	$877	$1,689	$227	$970	$2,361	$-	$421	$6,545

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$-	$-	$10	$-	$-	$-	$10
Collectively Evaluated for Potential Impairment	$-	$609	$-	$92	$-	$-	$(128)	$573

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$392	$-	$646	$-	$-	$-	$1,038
Collectively Evaluated for Potential Impairment	$877	$2,298	$227	$1,062	$2,361	$-	$293	$7,118

	September 30, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
June 30, 2016	$1,110	$1,956	$82	$1,468	$2,143	$1	$295	$7,055
Charge-offs	(4)	(11)	-	-	(166)	(17)	-	(198)
Recoveries	4	-	-	-	21	5	-	30
Provision	(38)	77	(20)	50	360	12	-	441
September 30, 2016	$1,072	$2,022	$62	$1,518	$2,358	$1	$295	$7,328

Loans Acquired at Fair Value
June 30, 2016	$-	$11	$-	$115	$-	$-	$10	$136
Charge-offs	(8)	-	-	-	-	(2)	-	(10)
Recoveries	2	-	-	-	1	-	-	3
Provision	6	(11)	-	20	(1)	2	(7)	9
September 30, 2016	$-	$-	$-	$135	$-	$-	$3	$138

Total Allowance for Loan Losses
June 30, 2016	$1,110	$1,967	$82	$1,583	$2,143	$1	$305	$7,191
Charge-offs	(12)	(11)	-	-	(166)	(19)	-	(208)
Recoveries	6	-	-	-	22	5	-	33
Provision	(32)	66	(20)	70	359	14	(7)	450
September 30, 2016	$1,072	$2,022	$62	$1,653	$2,358	$1	$298	$7,466

Originated Loans
December 31, 2015	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(24)	(11)	-	-	(476)	(43)	-	(554)
Recoveries	8	-	-	-	102	16	-	126
Provision	(535)	(12)	(75)	734	845	28	281	1,266
September 30, 2016	$1,072	$2,022	$62	$1,518	$2,358	$1	$295	$7,328

Loans Acquired at Fair Value
December 31, 2015	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	(24)	(180)	-	-	(7)	-	-	(211)
Recoveries	7	2	-	-	6	-	-	15
Provision	17	178	-	135	1	-	3	334
September 30, 2016	$-	$-	$-	$135	$-	$-	$3	$138

Total Allowance for Loan Losses
December 31, 2015	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(48)	(191)	-	-	(483)	(43)	-	(765)
Recoveries	15	2	-	-	108	16	-	141
Provision	(518)	166	(75)	869	846	28	284	1,600
September 30, 2016	$1,072	$2,022	$62	$1,653	$2,358	$1	$298	$7,466

	September 30, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$385	$-	$701	$-	$-	$-	$1,086
Collectively Evaluated for Potential Impairment	$1,072	$1,637	$62	$817	$2,358	$1	$295	$6,242

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$122	$-	$39	$-	$-	$-	$161
Collectively Evaluated for Potential Impairment	$-	$(122)	$-	$96	$-	$-	$3	$(23)

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$507	$-	$740	$-	$-	$-	$1,247
Collectively Evaluated for Potential Impairment	$1,072	$1,515	$62	$913	$2,358	$1	$298	$6,219

	December 31, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$360	$-	$655	$-	$-	$-	$1,015
Collectively Evaluated for Potential Impairment	$1,106	$1,582	$65	$924	$2,463	$-	$128	$6,268

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$114	$-	$31	$-	$-	$-	$145
Collectively Evaluated for Potential Impairment	$-	$251	$-	$89	$-	$-	$35	$375

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$474	$-	$686	$-	$-	$-	$1,160
Collectively Evaluated for Potential Impairment	$1,106	$1,833	$65	$1,013	$2,463	$-	$163	$6,643

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2016	$1,640
Accretable Yield	(533)
Nonaccretable Discount	(113)
Balance at September 30, 2017	$994

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	September 30, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$124	$3,381	$609	$2,481	$-	$2	$6,597
Collectively Evaluated for Potential Impairment	193,090	147,061	28,356	74,736	113,822	3,442	560,507
	$193,214	$150,442	$28,965	$77,217	$113,822	$3,444	$567,104

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,268	$944	$-	$347	$-	$-	$2,559
Collectively Evaluated for Potential Impairment	73,949	51,882	-	8,185	195	-	134,211
	$75,217	$52,826	$-	$8,532	$195	$-	$136,770

Total Loans
Individually Evaluated for Impairment	$1,392	$4,325	$609	$2,828	$-	$2	$9,156
Collectively Evaluated for Potential Impairment	267,039	198,943	28,356	82,921	114,017	3,442	694,718
	$268,431	$203,268	$28,965	$85,749	$114,017	$3,444	$703,874

	December 31, 2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$-	$3,361	$702	$2,765	$-	$4	$6,832
Collectively Evaluated for Potential Impairment	186,077	136,533	9,944	68,326	114,007	3,633	518,520
	$186,077	$139,894	$10,646	$71,091	$114,007	$3,637	$525,352

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,300	$1,007	$-	$562	$-	$-	$2,869
Collectively Evaluated for Potential Impairment	84,211	60,109	-	9,159	197	-	153,676
	$85,511	$61,116	$-	$9,721	$197	$-	$156,545

Total Loans
Individually Evaluated for Impairment	$1,300	$4,368	$702	$3,327	$-	$4	$9,701
Collectively Evaluated for Potential Impairment	270,288	196,642	9,944	77,485	114,204	3,633	672,196
	$271,588	$201,010	$10,646	$80,812	$114,204	$3,637	$681,897

Note 5. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

Maturity Period:	September 30, 2017
One Year or Less	$43,884
Over One Through Two Years	66,257
Over Two Through Three Years	20,973
Over Three Through Four Years	12,111
Over Four Through Five Years	9,112
Over Five Years	8,129
Total	$160,466

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $47.9 million and $46.0 million as of September 30, 2017 and December 31, 2016, respectively.

Note 6. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	September 30, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$11	-%	$307	0.65%
Maximum Amount Outstanding at any Month End	550		6,000

FHLB Borrowings:
Balance at Period End	-	-	-	-
Average Balance Outstanding During the Period	-	-	596	0.67
Maximum Amount Outstanding at any Month End	-		6,160

Securities Sold Under Agreements to Repurchase:
Balance at Period End	24,662	0.25	27,027	0.24
Average Balance Outstanding During the Period	26,302	0.30	26,311	0.26
Maximum Amount Outstanding at any Month End	27,817		30,095

Securities Collaterizing the Agreements at Period-End:
Carrying Value	35,128		33,785
Market Value	34,510		32,931

Note 7. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	September 30, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$3,500	1.35%	$-	-%
Due After One Year to Two Years	4,000	1.67	3,500	0.94
Due After Two Years to Three Years	6,000	1.88	4,500	1.41
Due After Three Years to Four Years	5,000	2.09	6,000	1.78
Due After Four Years to Five Years	3,000	2.23	6,000	1.97
Due After Five Years	3,000	2.41	8,000	2.27
Total	$24,500	1.92	$28,000	1.80

As of September 30, 2017, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $286.3 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $143.1 million and $148.5 million as of September 30, 2017 and December 31, 2016, respectively.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $88.3 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $40.0 million. As of September 30, 2017 and December 31, 2016, no draws had been taken on these facilities.

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

	(Dollars in thousands)
	September 30, 2017	December 31, 2016
Standby Letters of Credit	$49,889	$36,657
Performance Letters of Credit	4,396	2,471
Construction Mortgages	23,825	21,363
Personal Lines of Credit	6,271	5,905
Overdraft Protection Lines	6,183	5,680
Home Equity Lines of Credit	15,799	14,722
Commercial Lines of Credit	71,776	51,725
	$178,139	$138,523

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

		(Dollars in thousands)
	Fair Value Hierarchy	September 30, 2017	December 31, 2016
Available for Sales Securities:
U.S. Government Agencies	Level II	$58,380	$66,156
Obligations of States and Political Subdivisions	Level II	37,808	35,735
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	17,859	2,619
Equity Securities - Mutual Funds	Level I	510	507
Equity Securities - Other	Level I	1,332	1,191
Total Available for Sale Securities		$115,889	$106,208

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

		(Dollars in thousands)
		Fair Value at				Significant
Financial Asset	Fair Value Hierarchy	September 30, 2017	December 31, 2016	Valuation Techniques	Significant Unobservable Inputs	Unobservable Input Value
Impaired Loans	Level III	$2,271	$2,497	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	169	-	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1)	Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At September 30, 2017 and December 31, 2016, the fair value of impaired loans consists of the loan balances of $3.3 million and $3.7 million, respectively, less their specific valuation allowances of $1.0 million and $1.2 million, respectively.

Other real estate owned (OREO) properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, other real estate owned is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an other real estate owned property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy. During the three months ended September 30, 2017, one residential real estate loan for $14,000 moved into OREO. During the nine months ended September 30, 2017, two residential real estate loans for $155,000 and $14,000 moved into OREO. During the nine months ended September 30, 2016, two commercial real estate properties for $3.2 million were foreclosed on, moved into OREO, evaluated for fair value and recorded a prior first quarter gain on the valuation adjustment on foreclosed real estate for approximately $566,000. This recognized gain on the valuation adjustment was supported by independent appraisals of the two properties. One property was subject to a tentative sales agreement with a current customer which closed in the prior year. The other property was transferred into premises and equipment of the Company due to its location and the Company’s need of a new headquarters location.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		September 30, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$31,979	$31,979	$7,699	$7,699
Non-Interest Bearing	Level I	11,766	11,766	6,583	6,583
Investment Securities:
Available for Sale	See Above	115,889	115,889	106,208	106,208
Loans, Net	Level III	695,718	706,433	674,094	684,777
Restricted Stock	Level II	3,712	3,712	3,665	3,665
Bank-Owned Life Insurance	Level II	19,035	19,035	18,687	18,687
Accrued Interest Receivable	Level II	2,572	2,572	2,441	2,441

Financial Liabilities:
Deposits	Level II	762,374	738,836	698,218	697,806
Short-term Borrowings	Level II	24,662	24,662	27,027	27,027
Other Borrowed Funds	Level II	24,500	24,671	28,000	28,098
Accrued Interest Payable	Level II	413	413	334	334

Note 10. Other Noninterest Expense

In accordance with SEC Regulation S-X, other noninterest expense that exceeds 10% of total noninterest expense is required to be disclosed by detailed expenses. The details for other noninterest expense for the Company’s consolidated statement of income for the three and nine months ended September 30, 2017 and 2016, are as follows:

	(Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Other Noninterest Expense
Non-employee compensation	$101	$135	$301	$403
Printing and supplies	107	88	310	296
Postage	36	55	166	158
Telephone	99	108	287	289
Charitable contributions	30	18	111	87
Dues and subscriptions	54	56	172	148
Loan expenses	110	87	271	231
Meals and entertainment	41	36	108	94
Travel	36	41	105	110
Training	-	10	20	28
Miscellaneous	179	236	581	698
Total Other Noninterest Expense	$793	$870	$2,432	$2,542

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

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the Company’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include, but are not limited to, the following:

•	General and local economic conditions;
•	Changes in interest rates, deposit flows, demand for loans, real estate values and competition;
•	Competitive products and pricing;
•	The ability of our customers to make scheduled loan payments;
•	Loan delinquency rates;
•	Our ability to manage the risks involved in our business;
•	Our ability to integrate the operations of businesses we acquire;
•	Inflation, market and monetary fluctuations;
•	Our ability to control costs and expenses; and
•	Changes in federal and state legislation and regulation applicable to our business.

The Company uses the current statutory tax rate of 34.0% to value its deferred tax assets and liabilities. On April 26, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 15.0%. The latest tax reform discussion from the Trump Administration has the proposed reduction in the U.S. corporate income tax rate to 20.0%. If corporate tax rates were reduced, management expects the Company would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The proposal is at the beginning stages of negotiations and will need to be addressed by both houses of Congress. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on Company’s operating results or financial position at the present time.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2017 compared to the financial condition as of December 31, 2016 and the consolidated results of operations for the three and nine months ended September 30, 2017 and 2016.

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

Statement of Financial Condition Analysis

Assets. Total assets increased $62.3 million, or 7.4%, to $908.3 million at September 30, 2017 compared to $846.1 million at December 31, 2016.

Cash and due from banks increased $29.5 million, or 206.3%, to $43.7 million at September 30, 2017 compared to $14.3 million at December 31, 2016. This is primarily the result of deposit growth.

Investment securities classified as available-for-sale increased $9.7 million, or 9.1%, to $115.9 million at September 30, 2017 compared to $106.2 million at December 31, 2016. This increase was primarily the result of new security purchases funded by deposit growth.

Loans, net, increased $21.6 million, or 3.2%, to $695.7 million at September 30, 2017 compared to $674.1 million at December 31, 2016. This was primarily due to net loan originations of $18.3 million on construction loans, $4.9 million on commercial and industrial loans and $2.3 million on commercial real estate loans, partially offset by net loan payoffs of $3.2 million on residential mortgage loans and $380,000 in consumer loans (mainly indirect auto loans).

Premises and equipment, net, increased $2.4 million, or 17.2%, to $16.6 million at September 30, 2017 compared to $14.1 million at December 31, 2016. This is due to the additions related to the new Operations Center that was placed into service in the second quarter. Total premises and equipment capitalized for the new Operations Center totaled $5.3 million.

Liabilities. Total liabilities increased $58.6 million, or 7.7%, to $815.2 million at September 30, 2017 compared to $756.6 million at December 31, 2016.

Total deposits increased $64.2 million, or 9.2%, to $762.4 million at September 30, 2017 compared to $698.2 million at December 31, 2016. There were increases of $33.2 million in NOW accounts, $22.6 million in demand deposits, $9.7 in savings accounts and $5.4 million in time deposits, partially offset by decreases of $4.4 million in brokered deposits and $2.4 million in money market accounts. Due to the rising interest rate environment, the Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. In addition, school district and municipal deposits increased $27.1 million due to building stronger customer relationships with these depositors and new accounts.

Short-term borrowings decreased $2.4 million, or 8.8%, to $24.7 million at September 30, 2017 compared to $27.0 million at December 31, 2016. At September 30, 2017, short-term borrowings were comprised of $24.7 million of securities sold under agreements to repurchase compared to $27.0 million at December 31, 2016. The decrease is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Other borrowed funds decreased by $3.5 million due to a maturing FHLB long-term borrowing that was retired in the current period. As a result of current period activity, the weighted average interest rate on long-term borrowings increased by 12 basis points to 1.92%.

Stockholders’ Equity. Stockholders’ equity increased $3.7 million, or 4.1%, to $93.2 million at September 30, 2017 compared to $89.5 million at December 31, 2016. During the period, net income was $5.6 million and the Company paid $2.7 million in dividends to stockholders.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Overview. Net income increased $489,000, to $2.1 million, for the three months ended September 30, 2017 compared to $1.6 million for the three months ended September 30, 2016. The quarterly results benefited from an increase in interest income related to loan growth in the current quarter. In addition, improving credit quality reduced the provision for loan losses and the settlements of prior loan collection efforts yielded a decrease in noninterest expense during the current quarter. Quarterly pre-tax income increased by $792,000 due in part to the successful resolution of prior loan collection efforts and an increase in net interest income.

Net Interest Income. Net interest income increased $377,000, or 5.4%, to $7.4 million for the three months ended September 30, 2017 compared to $7.0 million for the three months ended September 30, 2016.

Interest and dividend income increased $529,000, or 6.9%, to $8.2 million for the three months ended September 30, 2017 compared to $7.7 million for the three months ended September 30, 2016. Interest income on loans increased $366,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Average loans increased by $13.0 million during the current quarter. The loan portfolio had an increase of 12 basis points in yield. Contributing to the yield increase this quarter was the accretion on the acquired loan portfolio credit mark. The positive impact of the accretion for the three months ended September 30, 2017 was $127,000, or 8 basis points, compared to $87,000, or 5 basis points, for the three months ended September 30, 2016. The remaining credit mark balance for acquired loans was $994,000 as of September 30, 2017. Interest income on taxable securities increased $99,000 mainly due to an increase of $29.3 million in the average balance for taxable securities in the current period. The increase in the average balance offset a decrease of 32 basis points in yield on taxable securities. This is a result of new purchases with lower prevailing yields replacing security calls and maturities with higher yields within the portfolio. Interest income on Federal funds sold increased to $64,000 for the three months ended September 30, 2017 compared to $3,000 for the three months ended September 30, 2016. This is the result of the increase in interest rates in the last year and the increases in the average interest-earning balances of $23.0 million as a result of deposit growth for the three months ended September 30, 2017. In addition, other interest and dividend income increased $35,000 as a result of increased interest earned with correspondent deposit banks and FHLB dividends in the current period. Interest income on securities exempt from federal tax decreased $32,000 due to deploying proceeds from security calls and maturities into lower yielding taxable security purchases in the current period. There was a decrease of $2.0 million in the average balance on securities exempt from federal tax and a decrease of 30 basis points in yield as a result of security calls and maturities that had higher yields.

Interest expense increased $152,000, or 21.5%, to $860,000 for the three months ended September 30, 2017 compared to $708,000 for the three months ended September 30, 2016. Interest expense on deposits increased $163,000 due to an increase in average interest-bearing deposits of $57.4 million, primarily due to increases in interest-bearing demand deposits, time deposits and savings accounts. The average cost of interest-bearing deposits increased 6 basis points. This was related to the multiple interest rate hikes over the last year by the Federal Reserve Board (“FRB”). Interest expense on other borrowed funds decreased $9,000 primarily due to a FHLB long-term borrowing for $3.5 million that matured in the first quarter. Interest expense on short-term borrowings decreased $1,000 mainly due to an average balance decrease of $1.1 million on securities sold under agreements to repurchase.

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

	(Dollars in thousands) (Unaudited)
	Three Months Ended September 30,
	2017			2016
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$684,384	$7,480	4.34%	$671,346	$7,120	4.22%
Investment Securities
Taxable	80,791	386	1.91	51,460	287	2.23
Exempt From Federal Tax	37,390	340	3.64	39,428	388	3.94
Other Interest-Earning Assets	32,553	139	1.69	9,296	43	1.84
Total Interest-Earning Assets	835,118	8,345	3.96	771,530	7,838	4.04
Noninterest-Earning Assets	61,859			54,484
Total Assets	$896,977			$826,014

Liabilities and
Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$138,742	92	0.26%	$112,679	49	0.17%
Savings	131,420	61	0.18	121,439	56	0.18
Money Market	135,214	88	0.26	138,033	87	0.25
Time Deposits	160,456	479	1.18	136,258	365	1.07
Total Interest-Bearing Deposits	565,832	720	0.50	508,409	557	0.44

Borrowings	50,741	140	1.09	57,791	151	1.04
Total Interest-Bearing Liabilities	616,573	860	0.55	566,200	708	0.50

Noninterest-Bearing Demand Deposits	183,061			165,422
Other Liabilities	4,361			4,199
Total Liabilities	803,995			735,821

Stockholders' Equity	92,982			90,193
Total Liabilities and
Stockholders' Equity	$896,977			$826,014

Net Interest Income		$7,485			$7,130

Net Interest Rate Spread (2)			3.41%			3.54%
Net Interest-Earning Assets (3)	$218,545			$205,330
Net Interest Margin (4)			3.56			3.68
Return on Average Assets			0.91			0.76
Return on Average Equity			8.81			6.95
Average Equity to Average Assets			10.37			10.92
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			135.45			136.26

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

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

	(Dollars in thousands) (Unaudited)
	Three Months Ended September 30, 2017
	Compared To
	Three Months Ended September 30, 2016
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$155	$205	$360
Investment Securities:
Taxable	145	(46)	99
Exempt From Federal Tax	(19)	(29)	(48)
Other Interest-Earning Assets	100	(4)	96
Total Interest-Earning Assets	381	126	507

Interest Expense:
Deposits	81	82	163
Borrowings	(18)	7	(11)
Total Interest-Bearing Liabilities	63	89	152
Change in Net Interest Income	$318	$37	$355

Provision for Loan Losses. The provision for loan losses was $300,000 for the three months ended September 30, 2017 compared to $450,000 for the three months ended September 30, 2016. Net charge-offs for the three months ended September 30, 2017 were $227,000, which included $149,000 of net charge-offs on automobile loans, compared to $175,000 of net charge-offs for the three months ended September 30, 2016, which included $145,000 of net charge-offs on automobile loans. The increase in net charge-offs during the current period was due to charge-offs of $67,000 for residential mortgages and $52,000 for consumer loans. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses. This was due to improvements in the loan department along with loan personnel experience, and improvements in the local economy which had a positive impact on the qualitative factors within the allowance calculation.

Noninterest Income. Noninterest income decreased $3,000, or 0.2%, and remained constant at $1.8 million for the three months ended September 30, 2017 and 2016. There was a decrease in the net gains on the sales of residential mortgage loans of $113,000. The decrease in gains was primarily due to a decrease in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. Net gains on the sales of investments decreased $12,000 due to the sale of equity securities in 2016. These sales were transacted to recognize capital gains that will be offset by a capital loss carry forward deferred tax asset that was acquired in the merger with FedFirst Financial Corporation in October 2014 (“merger”). The capital loss carry forward deferred tax asset was fully recognized in the prior quarter. In addition, there was a decrease of $6,000 in income from bank-owned life insurance due to lower crediting rates. Mainly offsetting the decreases were insurance commissions from Exchange Underwriters that increased $82,000 due to increased commercial lines commission and fee income and contingency fees received in the current period. Contingency fees are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. Net gains on purchased tax credits increased $14,000 due to the purchased Pennsylvania shares tax credits being recognized in the current period. Other commissions increased $13,000 due to miscellaneous income recognized from forfeited funds from an employee flexible spending account (“FSA”) from prior years. Service fees on deposit accounts increased $11,000 due to increased non-sufficient funds (“NSF”) fees due to customer overdrafts of deposit accounts and check card fees in the current quarter.

Noninterest Expense. Noninterest expense decreased $268,000, or 4.3%, to $5.9 million for the three months ended September 30, 2017 compared to $6.2 million for the three months ended September 30, 2016. Other real estate owned expense decreased $353,000 due to the final resolutions of loan collection efforts through the sale of a mineral rights interest for $186,000, bankruptcy court settlement for $86,000 and mortgage insurance proceeds for $85,000. The aforementioned items were proceeds from previously sold OREO properties. The additional proceeds represent contingent gains recorded by the Company when the proceeds were received. These items are considered non-recurring. Other noninterest expense decreased $77,000 primarily due to reduced overdraft and debit card fraud losses, postage, employee training, telephone and travel. Legal and professional fees decreased $59,000 due to the above mentioned mortgage insurance proceeds, in which part of the insurance proceeds were utilized to offset legal fees attributed to the problem loan relationship. Contracted services decreased $36,000 as a result of combining services at the new Ralph J. Sommers Jr. Operations Center (“Operations Center”). Occupancy decreased $18,000 primarily due to decreases in rent expense and accelerated depreciation taken on leasehold improvements in the Bank’s former operations center that did not transfer over to the new Operations Center in the current quarter. The new Operations Center was completed and placed into bank operations during the second quarter. The Federal Deposit Insurance Corporation (“FDIC”) assessment expense decreased $8,000 due to an assessment factor reduction by the FDIC in the computation of the insurance assessment. Partially offsetting these favorable variances were salaries and employee benefits that increased $221,000 primarily due to normal salary increases, employee group health insurance, retirement benefits expense and employee stock options. Pennsylvania shares tax, which is calculated based on the Bank’s stockholders’ equity, increased $48,000 due to the increase in equity that was calculated on the current year shares tax return. Advertising expense increased $8,000 due to the Bank’s current marketing initiatives.

Income Tax Expense. Income taxes increased $303,000 to $910,000 for the three months ended September 30, 2017 compared to $607,000 for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 was 30.6% compared to 27.8% for the three months ended September 30, 2016. The increase in income taxes was due to an increase of $792,000 in pre-tax income. The increase in the effective tax rate was related to a change in the securities portfolio composition of new purchases of taxable securities replacing tax-exempt security calls and maturities within the portfolio. In addition, the capital loss carry forward deferred tax asset has been fully recognized and the expiration of the low income housing tax credit program in the prior quarter, which attributed to the increase in both income taxes and the effective tax rate.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Overview. Net income increased $11,000 and remained constant at $5.6 million, for the nine months ended September 30, 2017 and 2016, respectively.

Net Interest Income. Net interest income decreased $161,000 , or 0.7%, to $21.5 million for the nine months ended September 30, 2017 compared to $21.6 million for the nine months ended September 30, 2016.

Interest and dividend income increased $196,000, or 0.8%, to $24.0 million for the nine months ended September 30, 2017 compared to $23.8 million for the nine months ended September 30, 2016. Interest income on taxable securities increased $215,000 despite a decrease of 38 basis points in yield from new purchases with lower prevailing yields. The average balance for taxable securities increased $25.9 million for the nine months ended September 30, 2017. Federal Funds sold increased $104,000 for the nine months ended September 30, 2017. This is the direct result of the end of the historically low interest rates in the last year and the increases in the average interest-earning balances to $16.1 million as a result of deposit growth for the nine months ended September 30, 2017. Other interest and dividend income increased $82,000 primarily due to increased interest earned with correspondent deposit banks and FHLB dividends in the current period. Interest income on securities exempt from federal tax decreased $122,000 due to deploying proceeds from security calls and maturities into purchasing taxable securities in the current year. There was a decrease of $2.7 million in the average balance on securities exempt from federal tax and a decrease of 38 basis points in yield as a result of security calls and maturities that had higher yields. Interest income on loans decreased $83,000 primarily due to accretion on the acquired loan portfolio credit mark for the nine months ended September 30, 2017 of $533,000, or 16 basis points compared to $860,000, or 26 basis points for the nine months ended September 30, 2016. There was an increase in average loans outstanding of $471,000. The increase in average loans was due to the loan originations within the entire loan portfolio in the later part of the current period.

Interest expense increased $357,000, or 16.9%, to $2.5 million for the nine months ended September 30, 2017 compared to $2.1 million for the nine months ended September 30, 2016. Interest expense on deposits increased $372,000 due to recent rate increases and an increase in average interest-bearing deposits of $33.7 million which we attribute primarily to time deposits, interest-bearing demand deposits and savings accounts. The average cost of interest-bearing deposits increased 7 basis points. In addition, short-term borrowings increased $9,000 in the current period due to increased interest rates on securities sold under agreements to repurchase. Interest expense on other borrowed funds decreased $22,000 due to a decrease in long-term borrowings as a result of a FHLB long-term borrowing for $3.5 million that matured in the current period.

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

	(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2017			2016
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$673,922	$21,896	4.34%	$673,451	$21,998	4.36%
Investment Securities
Taxable	79,432	1,133	1.90	53,580	918	2.28
Exempt From Federal Tax	36,177	987	3.64	38,902	1,172	4.02
Other Interest-Earning Assets	27,643	325	1.57	11,533	139	1.61
Total Interest-Earning Assets	817,174	24,341	3.98	777,466	24,227	4.16
Noninterest-Earning Assets	58,709			53,806
Total Assets	$875,883			$831,272

Liabilities and
Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$127,736	239	0.25%	$114,959	147	0.17%
Savings	128,583	177	0.18	123,079	169	0.18
Money Market	137,906	270	0.26	142,820	268	0.25
Time Deposits	159,232	1,364	1.15	138,917	1,094	1.05
Total Interest-Bearing Deposits	553,457	2,050	0.50	519,775	1,678	0.43

Borrowings	51,505	420	1.09	54,533	435	1.07
Total Interest-Bearing Liabilities	604,962	2,470	0.55	574,308	2,113	0.49

Noninterest-Bearing Demand Deposits	175,401			163,815
Other Liabilities	3,822			4,086
Total Liabilities	784,185			742,209

Stockholders' Equity	91,698			89,063
Total Liabilities and
Stockholders' Equity	$875,883			$831,272

Net interest income		$21,871			$22,114

Net Interest Rate Spread (2)			3.43%			3.67%
Net Interest-Earning Assets (3)	$212,212			$203,158
Net Interest Margin (4)			3.58			3.80
Return on Average Assets			0.85			0.89
Return on Average Equity			8.12			8.34
Average Equity to Average Assets			10.47			10.71
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			135.08			135.37

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

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

	(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30, 2017
	Compared To
	Nine Months Ended September 30, 2016
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$(1)	$(101)	$(102)
Investment Securities:
Taxable	387	(172)	215
Exempt From Federal Tax	(79)	(106)	(185)
Other Interest-Earning Assets	189	(3)	186
Total Interest-Earning Assets	496	(382)	114

Interest Expense:
Deposits	87	285	372
Borrowings	(23)	8	(15)
Total Interest-Bearing Liabilities	64	293	357
Change in Net Interest Income	$432	$(675)	$(243)

Provision for Loan Losses. The provision for loan losses decreased $580,000 to $1.0 million, for the nine months ended September 30, 2017, of which $250,000 was attributed to the acquired loan portfolio, compared to $1.6 million of provision for loan losses for the nine months ended September 30, 2016. Net charge-offs for the nine months ended September 30, 2017 were $667,000, which included $435,000 of net charge-offs on automobile loans, compared to net charge-offs of $625,000 for the nine months ended September 30, 2016, which included $375,000 of net charge-offs on automobile loans. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for an increase or reduction in provision for loan losses for the nine months ended September 30, 2017. The decrease in provision is mainly attributed to loan payoffs and improving credit quality of impaired loans resulting in an average balance decrease of approximately $4.0 million in impaired loans for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. There was sizable loan growth and increased performance in substandard loans which resulted in upgrades to credit quality risk ratings as compared to the prior year. As the acquired loan portfolio has loan payoffs, paydowns and accretion of the credit mark, the need for additional provision may be required based on our loan loss analysis.

Noninterest Income. Noninterest income increased $324,000, or 5.9%, to $5.9 million for the nine months ended September 30, 2017 compared to $5.5 million at September 30, 2016. There was a $395,000 increase in insurance commissions from Exchange Underwriters due to additional contingency fees received and an increase in commercial commission and fee income received in the current period. Net gains on the sales of investments increased $52,000 due to the sale of equity securities. These sales were transacted to recognize capital gains that will be offset by a capital loss carry forward deferred tax asset that was acquired in the merger. The capital loss carry forward deferred tax asset has been fully recognized in the current period. Net gains on purchased tax credits increased $43,000 due to purchased Pennsylvania shares tax credits being recognized in the current period. Service fees on deposit accounts increased $28,000 primarily due to increased NSF fees due to customer overdrafts of deposit accounts and check card fees. There was a decrease in the net gains on sales of residential mortgage loans of $170,000. The decrease in gains was primarily due to a decrease in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. Income from bank-owned life insurance decreased $13,000 due to lower crediting rates in the current period. Other miscellaneous income decreased $6,000 due to student loan servicing fees and an increase in amortization on mortgage servicing rights related to loans sold to the FHLB. This was partially offset by an increase in the servicing income received from mortgage loans sold to the FHLB as part of the MPF® program. Other commissions decreased $5,000 primarily due to decreases in merchant services and check sales fees in the current period, partially offset by an increase in miscellaneous income recognized from forfeited funds from an employee FSA from prior years.

Noninterest Expense. Noninterest expense increased $651,000, or 3.7%, to $18.4 million for the nine months ended September 30, 2017 compared to $17.8 million for the nine months ended September 30, 2016. Salaries and employee benefits increased $480,000, primarily due to additional employees, normal salary increases, retirement benefits, employee stock options and employee group health insurance. This was partially offset by a decrease in restricted stock awards expense. Occupancy and equipment increased $222,000 and $59,000, respectively, primarily due to accelerated depreciation taken on leasehold improvements in the Bank’s former operations center that did not transfer over to the new Operations Center that was placed into service in the prior quarter. In addition, the new Operations Center increased depreciation during the current period. Other increases for occupancy were related to real estate taxes, moving expenses, utilities and property insurance. Equipment expense increases were mainly due to equipment purchases and new maintenance contracts for the Operations Center. Bankcard processing expense increased $25,000 due to the increased number of automatic teller transactions (“ATM”) in the current period. Pennsylvania shares tax, which is calculated based on the Bank’s stockholders’ equity, increased $19,000 due to the increase in equity that was calculated on the current year shares tax return. Other real estate owned expense was $343,000 of income in the current period compared to $531,000 of income in the prior period resulting in an increase of $188,000 in expense. This change is primarily due to the $566,000 pre-tax gain recognized due to the foreclosure procedures on two commercial real estate loans that moved into other real estate owned properties in the first quarter of 2016. This was partially offset due to the final resolutions of loan collection efforts through the sale of a mineral rights interest, bankruptcy court settlement and mortgage insurance proceeds. These items are considered non-recurring. Other noninterest expense decreased $110,000 primarily due to decreases in various miscellaneous expenses, such as other insurance, other losses, non-employee restricted stock awards and a Pennsylvania state sales tax refund as a result of a Bank initiated reverse audit. The FDIC assessment decreased $86,000 due to an assessment factor reduction by the FDIC in the computation of the insurance assessment. Legal and professional fees decreased $71,000 due to the previously mentioned mortgage insurance proceeds, in which part of the insurance proceeds were utilized to offset legal fees attributed to the problem loan relationship. Advertising decreased $39,000 related to decreases in print/media advertising and promotional items as a cost savings initiative.

Income Tax Expense. Income taxes increased $81,000 to $2.3 million for the nine months ended September 30, 2017 compared to $2.3 million for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was 29.6% compared to 28.9% for the nine months ended September 30, 2016. The increase in income taxes was primarily due to an increase of $92,000 in pre-tax income and the expiration of the low income housing tax credit program. The increase in the effective tax rate was related to the decrease in tax exempt income, the expiration of the low income housing tax credit program and the capital loss carry forward deferred tax asset that has been fully recognized, partially offset by the favorable tax preference charitable donation of a former First Federal Savings Bank building to the City of Monessen, Pennsylvania in the current period.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 8 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of September 30, 2017.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at September 30, 2017 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $43.7 million at September 30, 2017. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $20.0 million at September 30, 2017. In addition, at September 30, 2017, the Company had the ability to borrow up to $286.3 million from the FHLB of Pittsburgh, of which $24.5 million was outstanding and $48.9 million was utilized toward standby letters of credit. The Company also has the ability to borrow up to $88.3 million from the FRB through its Borrower-In-Custody line of credit agreement and $40.0 million from multiple line of credit arrangements with various banks, none of which were outstanding.

At September 30, 2017, time deposits due within one year of that date totaled $43.9 million, or 27.3% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At September 30, 2017, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $1.8 million.

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

At September 30, 2017 and December 31, 2016, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	September 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$84,325	13.18%	$81,845	13.38%
For Capital Adequacy Purposes	28,797	4.50	27,533	4.50
To Be Well Capitalized	41,596	6.50	39,770	6.50

Tier 1 Capital (to risk weighted assets)
Actual	84,325	13.18	81,845	13.38
For Capital Adequacy Purposes	38,397	6.00	36,711	6.00
To Be Well Capitalized	51,195	8.00	48,947	8.00

Total Capital (to risk weighted assets)
Actual	92,331	14.43	89,497	14.63
For Capital Adequacy Purposes	51,195	8.00	48,947	8.00
To Be Well Capitalized	63,994	10.00	61,184	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	84,325	9.48	81,845	9.80
For Capital Adequacy Purposes	35,567	4.00	33,390	4.00
To Be Well Capitalized	44,458	5.00	41,738	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of September 30, 2017, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2016, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	November 8, 2017	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
Chief Executive Officer

Date:	November 8, 2017	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

