Form 10-K
period 2017-12-31
CB Financial Services, Inc.
filed 2018-03-28
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2017, as reported by the Nasdaq Global Market, was approximately $95.7 million.

As of March 26, 2018, the number of shares outstanding of the Registrant’s Common Stock was 4,096,452.

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

These forward-looking statements are based on our current beliefs and expectations, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	exploration and drilling of natural gas reserves in our market area may be affected by federal, state and local laws and regulations affecting production, permitting, environmental protection and other matters, which could materially and adversely affect our customers, loan and deposit volume, and asset quality;

•	our customers who depend on the exploration and drilling of natural gas reserves may be materially and adversely affected by decreases in the market prices for natural gas;

•	adverse changes in the financial industry, securities, credit, and national and local real estate markets (including real estate values);

•	significant increases in our loan losses, including our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our ability to complete our pending merger with First West Virginia Bancorp, Inc.;

•	our ability to successfully integrate the operations of businesses we have acquired;

•	our success in increasing our commercial real estate and commercial business lending;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	our ability to maintain/improve our asset quality even as we increase our commercial real estate and commercial business lending;

•	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	technological changes that may be more difficult or expensive than expected;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our interest-earning assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of preventing or detecting cybersecurity attacks on customer credentials, developing multiple layers of security controls that defend against malicious use of customer internet-based products and services of Community Bank, and our business continuity plan to recover from a malware or other cybersecurity attack;

•	the ability of key third-party service providers to perform their obligations to us; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the expected results indicated by these forward-looking statements.

In this Annual Report on Form 10-K, the terms “we,” “our,” and “us” refer to CB Financial Services, Inc., and Community Bank, unless the context indicates another meaning. In addition, we sometimes refer to CB Financial Services, Inc., as “CB,” or the “Company” and to Community Bank as the “Bank.”

CB Financial Services, Inc.

CB Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is a bank holding company headquartered in Carmichaels, Pennsylvania. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CBFV.” The Company conducts its operations primarily through its wholly owned subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. At December 31, 2017, the Company, on a consolidated basis, had total assets of $934.5 million, total deposits of $733.3 million and shareholders’ equity of $93.3 million.

Community Bank

Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. Community Bank is a community-oriented institution that conducts its business from its main office and 15 branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania by offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. In addition, the Bank is the sole shareholder of Exchange Underwriters, Inc. ("Exchange Underwriters"), a wholly-owned subsidiary that is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products.

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

Pending Merger

On November 16, 2017, the Company signed a definitive merger agreement with First West Virginia Bancorp (“FWVB”), the holding company for Progressive Bank, N.A. (“PB”), a national association. Through the proposed merger, the Company anticipates future revenue and earnings growth from an expanded menu of financial services expanding the Company’s business footprint into the Ohio Valley. If completed, the merger will result in the addition of eight branches and expanded the Company’s reach into West Virginia with seven branches and one branch in Eastern Ohio. In connection with the merger, the Company expects to issue approximately 1,317,647 shares of common stock and pay estimated cash consideration of $9.8 million. The estimated merger value is approximately $49.0 million. Completion of the merger is subject to the receipt of shareholder and regulatory approvals and other customary closing conditions.

If completed, the merger will be accounted for as an acquisition in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. To the extent we do not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we are engaging third-party valuation specialists to assist us in determining such values.

Market Area

The Company’s southwestern Pennsylvania market area consists of Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania. Our branches located in Allegheny, Fayette, Washington and Westmoreland Counties are in the southern suburban area of metropolitan Pittsburgh. The area has been impacted by the energy industry through the extraction of untapped natural gas reserves in the Marcellus Shale Formation. The Marcellus Shale Formation extends throughout much of the Appalachian Basin and most of Pennsylvania, and is located near high-demand markets along the east coast. The proximity to these markets makes it an attractive target for energy development and has resulted in significant job creation through the development of gas wells and transportation of gas. Greene County is a significantly more rural county compared to the counties in which we have our other branches.

Based on data published by the Pennsylvania Department of Labor and Industry, the estimated populations of Allegheny, Greene, Washington, Fayette and Westmoreland Counties are approximately 1.3 million, 41,000, 203,000, 149,000 and 370,000, respectively. The December 2017 unemployment rates for Allegheny, Greene, Washington, Fayette and Westmoreland Counties were 4.8%, 5.7%, 5.2%, 7.0% and 5.2%, respectively, compared to a state-wide average of 4.7%. The average annual wage as of the third quarter of 2017 (the latest data available) in Allegheny, Greene, Washington, Fayette and Westmoreland Counties was $56,000, $56,000, $51,000, $38,000, and $44,000, respectively, compared to $52,000 statewide.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from other commercial banks, savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. The Company faces additional competition for deposits from online financial institutions and non-depository competitors, such as the mutual fund industry, securities and brokerage firms, and insurance companies. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Greene, Allegheny, Washington, Fayette and Westmoreland Counties, Pennsylvania. As of June 30, 2017, our FDIC-insured deposit market share in the counties we serve out of 42 bank and thrift institutions with offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties, Pennsylvania, was 0.57%. Such data does not reflect deposits held by credit unions.

The competition for real estate and other loans comes principally from other commercial banks, mortgage banking companies, government-sponsored entities, savings banks and savings associations. This competition for loans has increased substantially in recent years. We compete for loans primarily through the interest rates and loan fees we charge and the efficiency and quality of services we provide to borrowers and home builders. Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

Lending Activities

General. Historically, our principal lending activity has been the origination of residential loans secured by one- to four-family residential properties in our local market area and commercial real estate, construction, commercial and industrial, and consumer loans. At December 31, 2017, our net loans receivable totaled $735.6 million compared to $674.1 million at December 31, 2016. Commercial and industrial loans increased $27.0 million primarily due to a concerted effort to increase our market share. Construction loans increased $25.5 million primarily due to the origination of construction projects. Commercial Real Estate loans increased $8.0 million primarily due to continued emphasis for growth in this area of the loan portfolio. Residential Real Estate loans increased $1.9 million due to retaining mortgage loans as a result of rising interest rates which lead to a decline in sold mortgage loans.

Loan Portfolio Composition. The Company primarily originates residential real estate, commercial real estate, construction, commercial and industrial, consumer and other loans. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	(Dollars in thousands)
	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$200,486	32.6%	$186,077	35.4%	$170,169	35.2%	$161,719	39.4%	$157,520	41.5%
Commercial	160,235	26.1	139,894	26.7	127,614	26.4	104,994	25.7	102,058	27.0
Construction	36,149	5.9	10,646	2.0	17,343	3.6	10,039	2.5	10,367	2.7
Commercial
and Industrial	100,294	16.3	71,091	13.5	60,487	12.5	53,238	13.0	49,017	12.9
Consumer	114,358	18.6	114,007	21.7	103,605	21.4	76,242	18.6	59,101	15.6
Other	3,376	0.5	3,637	0.7	4,592	0.9	3,099	0.8	1,083	0.3
Total loans	614,898	100.0%	525,352	100.0%	483,810	100.0%	409,331	100.0%	379,146	100.0%
Allowance for losses	(8,215)		(7,283)		(6,490)		(5,195)		(5,382)
Loans, net	$606,683		$518,069		$477,320		$404,136		$373,764

Loans Acquired at Fair Value
Real Estate:
Residential	$72,952	56.3%	$85,511	54.7%	$103,058	51.7%	$161,561	58.4%
Commercial	48,802	37.7	61,116	39.0	75,406	37.8	77,864	28.2
Construction	-	0.0	-	0.0	3,870	1.9	12,158	4.4
Commercial
and Industrial	7,541	5.8	9,721	6.2	16,660	8.3	23,363	8.5
Consumer	199	0.2	197	0.1	550	0.3	1,369	0.5
Total loans	$129,494	100.0%	$156,545	100.0%	$199,544	100.0%	$276,315	100.0%
Allowance for losses	(581)		(520)		-		-
Loans, net	$128,913		$156,025		$199,544		$276,315

Total Loans
Real Estate:
Residential	$273,438	36.7%	$271,588	39.8%	$273,227	40.0%	$323,280	47.1%	$157,520	41.5%
Commercial	209,037	28.1	201,010	29.5	203,020	29.7	182,858	26.7	102,058	27.0
Construction	36,149	4.9	10,646	1.6	21,213	3.1	22,197	3.2	10,367	2.7
Commercial
and Industrial	107,835	14.5	80,812	11.9	77,147	11.3	76,601	11.2	49,017	12.9
Consumer	114,557	15.4	114,204	16.7	104,155	15.2	77,611	11.3	59,101	15.6
Other	3,376	0.4	3,637	0.5	4,592	0.7	3,099	0.5	1,083	0.3
Total loans	744,392	100.0%	681,897	100.0%	683,354	100.0%	685,646	100.0%	379,146	100.0%
Allowance for losses	(8,796)		(7,803)		(6,490)		(5,195)		(5,382)
Loans, net	$735,596		$674,094		$676,864		$680,451		$373,764

Residential Real Estate Loans. Residential real estate loans are comprised of loans secured by one- to four-family residential and, to a lesser extent, multifamily properties. Included in residential real estate loans are traditional one- to four-family mortgage loans, multifamily mortgage loans, home equity installment loans, and home equity lines of credit. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. At December 31, 2017, $273.4 million, or 36.7% of our total loan portfolio, was invested in residential loans.

One- to Four-Family Mortgage Loans. Historically our primary lending activity has been the origination of fixed-rate, one- to four-family, owner-occupied, residential mortgage loans with terms up to 30 years secured by property located in our market area. At December 31, 2017, one- to four-family mortgage loans totaled $181.2 million. Our fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which is generally $424,100 for single-family homes, except in certain high-cost areas in the United States. At December 31, 2017, we had 33 one- to four-family residential mortgage loans totaling $20.3 million with principal balances in excess of $424,100, commonly referred to as jumbo loans. Our fixed-rate mortgage loans amortize monthly with principal and interest due each month. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without a prepayment penalty.

When underwriting one- to four-family mortgage loans, we review and verify each loan applicant’s income and credit history. Management believes that stability of income and past credit history are integral parts in the underwriting process. Written appraisals are generally required on real estate property offered to secure an applicant’s loan. We generally limit the loan-to-value ratios of one- to four-family residential mortgage loans to 80% of the purchase price or appraised value of the property, whichever is less. For one- to four-family real estate loans with loan-to-value ratios of over 80%, we generally require private mortgage insurance. We require fire and casualty insurance on all properties securing real estate loans. We require title insurance, or an attorney’s title opinion, as circumstances warrant.

Our one- to four-family mortgage loans customarily include due-on-sale clauses, which give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as collateral for the loan.

Fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more are originated for resale to the secondary market. During the years ended December 31, 2017 and 2016, we originated $19.8 and $22.2 million of fixed-rate residential mortgage loans, respectively, which were subsequently sold in the secondary mortgage market.

The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. We no longer offer adjustable-rate mortgage loans, but in the past offered them for terms ranging up to 30 years. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $16.8 million at December 31, 2017. Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

We do not offer an “interest only” mortgage loan product on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer a “subprime loan” program (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation). We may originate loans to consumers with a credit score below 660. This may be defined as subprime loans. There are typically mitigating circumstances that according to FDIC guidance and our opinion would not designate such loans as “subprime.”

Home Equity Loans. At December 31, 2017, home equity loans totaled $92.2 million. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 85% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates, which we determine based upon market conditions. Such loans are fully amortized over the life of the loan. Generally, the maximum term for home equity loans is 15 years.

Our underwriting standards for home equity loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Home equity loans entail greater risks than one- to four-family residential mortgage loans, which are secured by first lien mortgages. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage or depreciation in the value of the property or loss of equity to the first lien position. Further, home equity loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans in the event of a default.

Commercial Real Estate Loans. We originate commercial real estate loans that are secured primarily by improved properties, such as retail facilities, office buildings and other non-residential buildings. At December 31, 2017, $209.0 million, or 28.1% of our total loan portfolio, consisted of commercial real estate loans.

Our commercial real estate loans generally have terms of up to 15 years and have adjustable interest rates. The adjustable rate loans are typically fixed for the first five years and adjust every five years thereafter. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% to 80% of the lower of cost or appraised value of the property securing the loan.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows and debt service coverage, credit history and management expertise, as well as the value and condition of the property, securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with Community Bank and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, and the ratio of the loan amount to the appraised value of the property. We generally will not lend to High Volatility Commercial Real Estate (HVCRE) projects. All commercial real estate loans are appraised by outside independent state certified general appraisers. Personal guarantees are generally obtained from the principals of commercial real estate loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt-service ratio associated with the loan. Community Bank requires property and casualty insurance and flood insurance if the property is in a flood zone area.

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

Construction Loans. We originate construction loans to individuals to finance the construction of residential dwellings and also originate loans for the construction of commercial properties, including hotels, apartment buildings, housing developments, and owner-occupied properties used for businesses. At December 31, 2017, $36.1 million, or 4.9% of our total loan portfolio, consisted of construction loans. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on both residential and commercial construction. Before making a commitment to fund a construction loan, we require a pro forma appraisal of the property, as completed by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. We typically do not lend to developers unless they maintain a 15% cash equity position in the project.

Commercial and Industrial Loans. We originate commercial and industrial loans and lines of credit to borrowers located in our market area that are generally secured by collateral other than real estate, such as equipment, inventory, and other business assets. At December 31, 2017, $107.8 million, or 14.5% of our total loan portfolio, consisted of commercial and industrial loans. The loans generally have terms of maturity from three to five years with adjustable interest rates tied to the prime rate LIBOR or the weekly average of the FHLB of Pittsburgh three to ten year fixed rates. We generally obtain personal guarantees from the borrower or a third party as a condition to originating the loan. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default because their repayment is generally dependent on the successful operation of the borrower’s business.

Our underwriting standards for commercial business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the applicant’s business. We assess the financial strength of each applicant through the review of financial statements and tax returns provided by the applicant. The creditworthiness of an applicant is derived from a review of credit reports as well as a search of public records. We periodically review business loans following origination. We request financial statements at least annually and review them for substantial deviations or changes that might affect repayment of the loan. Our loan officers may also visit the premises of borrowers to observe the business premises, facilities, and personnel and to inspect the pledged collateral. Underwriting standards for business loans are different for each type of loan depending on the financial strength of the applicant and the value of collateral offered as security. All commercial loans are assigned a risk rating. These ratings are reviewed annually by the independent loan review professionals.

Consumer Loans. We originate consumer loans that primarily consist of indirect auto loans and, to a lesser extent, secured and unsecured loans and lines of credit. As of December 31, 2017, consumer loans totaled $114.6 million, or 15.4%, of our total loan portfolio, of which $106.1 million were indirect auto loans. Consumer loans are generally offered on a fixed-rate basis. Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Indirect auto loans are loans that are sold by auto dealerships to third parties, such as banks or other types of lenders. We work with various auto dealers throughout our lending area. The dealer collects information from the applicant and transmits it to us electronically for review, where we can either accept or reject applicants without ever meeting them. If the Bank approves the applicant’s request for financing, the Bank purchases the dealership-originated installment sales contract and is known as the holder in due course that is entitled to receive principal and interest payments from a borrower. As compensation for generating the loan, a portion of the rate is advanced to the dealer and accrued in a prepaid dealer reserve account. As a result, the Bank’s yield is below the interest rate because the Bank must wait for the stream of loan payments to be repaid. The Bank will receive a pro rata refund of the amount prepaid to the dealer only if the loan prepays within the first six months or if the collateral for the loan is repossessed. The Bank is responsible for pursuing repossession if the borrower defaults on payments.

Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciating assets, such as automobiles, or loans that are unsecured. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage, loss or depreciation. Further, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Such events would increase our risk of loss on unsecured loans. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans in the event of a default.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Consumer loans consist primarily of indirect automobile loans whereby a portion of the rate is prepaid to the dealer and accrued in a prepaid dealer reserve account. Thus the true yield for the portfolio is significantly less than the note rate disclosed below.

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Originated Loans
2018	$199	5.03%	$5,408	4.73%	$971	5.00%	$1,566	4.74%
2019	787	4.73	3,430	4.53	1,669	5.25	3,637	4.25
2020	1,165	4.53	993	5.11	5,319	4.71	12,226	3.80
2021 to 2022	4,534	4.29	13,477	4.18	2,562	4.00	17,943	4.39
2023 to 2027	35,447	4.09	57,569	4.42	3,750	3.54	29,125	3.68
2028 to 2032	42,791	4.05	64,567	4.60	9,464	4.53	3,933	4.71
2033 and Beyond	115,563	4.14	14,791	4.26	12,414	4.86	31,864	3.88
Total	$200,486	4.12	$160,235	4.47	$36,149	4.58	$100,294	3.96

	Consumer		Other		Total
		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate
Originated Loans
2018	$960	4.06%	$4	2.50%	$9,108	4.69%
2019	4,712	3.65	37	3.00	14,272	4.26
2020	15,686	3.92	46	3.00	35,435	4.06
2021 to 2022	65,673	4.17	54	3.68	104,243	4.21
2023 to 2027	19,670	5.21	-	-	145,561	4.27
2028 to 2032	2	6.89	697	2.95	121,454	4.39
2033 and Beyond	7,655	6.42	2,538	4.12	184,825	4.21
Total	$114,358	4.41	$3,376	3.84	$614,898	4.26

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Loans Acquired at Fair Value
2018	$122	4.66%	$3,755	4.04%	$-	-%	$1,416	4.11%
2019	1,420	4.70	466	5.75	-	-	894	3.73
2020	150	4.56	855	3.86	-	-	-	-
2021 to 2022	1,196	4.57	2,536	4.62	-	-	676	4.66
2023 to 2027	8,213	4.30	20,194	4.25	-	-	2,604	3.93
2028 to 2032	9,226	4.29	5,473	5.00	-	-	-	-
2033 and Beyond	52,625	4.59	15,523	4.45	-	-	1,951	4.49
Total	$72,952	4.52	$48,802	4.41	$-	-	$7,541	4.15

	Consumer		Total
		Weighted		Weighted
Due During the Years		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate
Loans Acquired at Fair Value
2018	$-	12.00%	$5,293	4.07%
2019	3	10.00	2,783	4.57
2020	-	-	1,005	3.97
2021 to 2022	-	-	4,408	4.61
2023 to 2027	-	-	31,011	4.24
2028 to 2032	41	6.50	14,740	4.56
2033 and Beyond	155	6.37	70,254	4.56
Total	$199	6.45	$129,494	4.46

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Total Loans
2018	$321	4.89%	$9,163	4.45%	$971	5.00%	$2,982	4.44%
2019	2,207	4.71	3,896	4.68	1,669	5.25	4,531	4.15
2020	1,315	4.53	1,848	4.53	5,319	4.71	12,226	3.80
2021 to 2022	5,730	4.35	16,013	4.25	2,562	4.00	18,619	4.40
2023 to 2027	43,660	4.13	77,763	4.38	3,750	3.54	31,729	3.70
2028 to 2032	52,017	4.09	70,040	4.63	9,464	4.53	3,933	4.71
2033 and Beyond	168,188	4.28	30,314	4.36	12,414	4.86	33,815	3.92
Total	$273,438	4.23	$209,037	4.46	$36,149	4.58	$107,835	3.97

	Consumer		Other		Total
		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate
Total Loans
2018	$960	4.06%	$4	2.50%	$14,401	4.47%
2019	4,715	3.65	37	3.00	17,055	4.31
2020	15,686	3.92	46	3.00	36,440	4.06
2021 to 2022	65,673	4.17	54	3.68	108,651	4.22
2023 to 2027	19,670	5.21	-	-	176,572	4.26
2028 to 2032	43	6.52	697	2.95	136,194	4.41
2033 and Beyond	7,810	6.42	2,538	4.12	255,079	4.31
Total	$114,557	4.41	$3,376	3.84	$744,392	4.30

The following table sets forth at December 31, 2017, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2018.

	(Dollars in thousands)
	Due After December 31, 2018
	Fixed	Adjustable	Total
Originated Loans
Real Estate:
Residential	$173,700	$26,587	$200,287
Commercial	25,866	128,961	154,827
Construction	5,855	29,323	35,178
Commercial and Industrial	56,681	42,047	98,728
Consumer	108,483	4,915	113,398
Other	2,676	696	3,372
Total loans	$373,261	$232,529	$605,790

Loans Acquired at Fair Value
Real Estate:
Residential	$67,944	$4,886	$72,830
Commercial	36,149	8,898	45,047
Construction	-	-	-
Commercial and Industrial	4,174	1,951	6,125
Consumer	37	162	199
Total loans	$108,304	$15,897	$124,201

Total Loans
Real Estate:
Residential	$241,644	$31,473	$273,117
Commercial	62,015	137,859	199,874
Construction	5,855	29,323	35,178
Commercial and Industrial	60,855	43,998	104,853
Consumer	108,520	5,077	113,597
Other	2,676	696	3,372
Total loans	$481,565	$248,426	$729,991

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. Community Bank’s loan approval policies and limits are also established by its board of directors. All loans originated by Community Bank are subject to its underwriting guidelines. Loan approval authorities vary based on loan size in the aggregate. Individual officer loan approval authority generally applies to loans of up to $500,000. Loans above that amount and up to $1 million may be approved by the Loan Committee. Loans between $1 million and $2 million may be approved by the Discount Committee, which includes five directors of the Bank. Loans in the aggregate over $2 million must be approved by the board of directors.

Delinquencies and Classified Assets

When a borrower fails to remit a required loan payment, a courtesy notice is sent to the borrower prior to the end of their appropriate grace period stressing the importance of paying the loan current. If a payment is not paid within the appropriate grace period, then a late notice is mailed. In addition, telephone calls are made and additional letters may be sent. For loans that are secured by real estate that become 30 days delinquent, an Act 6 Notice of Intention to Foreclose will be mailed stating to the borrower that they have 30 days to cure the default. In the event that the default is not cured by the 30th day then an Act 91 Notice of Foreclosure is mailed stating to the customer that they have 33 days to cure the default for Pennsylvania mortgages. Once the loan has become 90 or more days delinquent then it is forwarded to the Bank’s attorney to pursue other remedies or to file a mortgage foreclosure complaint. In the event that all collection efforts have not succeeded, then the property will proceed to a Sheriff Sale to be sold. Collection efforts continue on all loans until it is determined by the Executive Vice President of Credit Administration and the Collection Department Manager that the debt is uncollectable. For commercial loans, the borrower is contacted in an attempt to reestablish the loan to current payment status and ensure timely payments continue. Collection efforts continue until the loan is 60 days past due, at which time demand payment, default, and/or foreclosure procedures are initiated. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Nonperforming Assets and Delinquent Loans. The Company reviews its loans on a regular basis and generally places loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Loans that are 90 days or more past due may still accrue interest if they are well secured and in the process of collection. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of payment performance before the loan is eligible to return to accrual status.

Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision, with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off. At December 31, 2017 we had $168,000 of loans 90 days or more past due that were still accruing interest. Nonperforming assets decreased $1.0 million to $7.6 million at December 31, 2017, compared to $8.6 million at December 31, 2016. The decrease in the level of nonperforming assets was primarily due to the resolution of commercial real estate and residential real estate non-accrual loans. In addition, troubled debt restructured commercial and industrial loans had a loan payoff and loan paydowns during the current year.

Management believes the volume of nonperforming assets can be partially attributed to unique borrower circumstances as well as the economy in general. We have an experienced chief credit officer, collections and credit departments that monitor the loan portfolio and seek to prevent any deterioration of asset quality.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2017, we owned $326,000 of property classified as real estate owned.

Nonperforming Assets. The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. Included in nonperforming loans and assets are troubled debt restructurings, which are loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties.

	(Dollars in Thousands)
	December 31,
	2017	2016	2015	2014	2013
Non-accrual loans:
Originated Loans
Real estate:
Residential	$524	$308	$687	$309	$339
Commercial	288	73	3,463	581	2,665
Construction	43	107	230	344	365
Commercial and Industrial	2,079	1,829	-	4	-
Consumer	71	160	14	-	17
Total Originated Non-accrual Loans	3,005	2,477	4,394	1,238	3,386

Loans Acquired at Fair Value
Real estate:
Residential	899	1,565	1,500	1,234	-
Commercial	-	347	399	484	-
Commercial and Industrial	16	-	42	-	-
Total Loans Acquired at Fair Value Non-accrual Loans	915	1,912	1,941	1,718	-
Total non-accrual loans	3,920	4,389	6,335	2,956	3,386

Accruing loans past due 90 days or more:
Originated Loans
Real estate:
Residential	-	120	193	369	-
Consumer	26	8	-	10	-
Total originated accruing loans 90 days or more past due	26	128	193	379	-

Loans Acquired at Fair Value
Real estate:
Residential	142	223	-	-	-
Total loans acquired at fair value accruing 90 days or
more past due	142	223	-	-	-
Total accruing loans 90 days or more past due	168	351	193	379	-
Total non-accrual loans and accruing loans 90 days or more past due	4,088	4,740	6,528	3,335	3,386
Troubled debt restructurings, accruing
Originated Loans:
Real Estate - Residential	30	-	-	-	-
Real Estate - Commercial	1,271	1,325	1,375	246	543
Commercial and Industrial	5	6	7	310	-
Other	1	4	-	-	-
Total Originated Loans	1,307	1,335	1,382	556	543
Loans Acquired at Fair Value:
Real Estate - Residential	1,257	1,299	1,296	1,337	-
Real Estate - Commercial	426	660	1,488	1,800	-
Commercial and Industrial	173	393	-	-	-
Total Loans Acquired at Fair Value	1,856	2,352	2,784	3,137	-
Total Troubled Debt Restructurings, Accruing	3,163	3,687	4,166	3,693	543

Total nonperforming loans	7,251	8,427	10,694	7,028	3,929

Real estate owned:
Residential	152	-	138	104	82
Commercial	-	-	-	-	54
Other	174	174	174	174	174
Total real estate owned	326	174	312	278	310

Total nonperforming assets	$7,577	$8,601	$11,006	$7,306	$4,239

Nonperforming loans to total loans	0.97%	1.24%	1.56%	1.03%	1.04%
Nonperforming assets to total assets	0.81	1.02	1.32	0.86	0.78

For the year ended December 31, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $74,000.

At December 31, 2017, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets is not warranted. The Company designates an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. The Company uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Those loans that typically represent a specific allocation of the allowance for loan losses are placed in the doubtful category. As part of the periodic exams of Community Bank by the FDIC and the Pennsylvania Department of Banking and Securities, the staff of such agencies reviews our classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. The following table shows the principal amount of special mention and classified loans at December 31, 2017 and December 31, 2016.

	(Dollars in thousands)
	December 31,
	2017			2016
	Originated Loans	Loans Acquired at Fair Value	Total	Originated Loans	Loans Acquired at Fair Value	Total
Special Mention	$25,652	$5,009	$30,661	$17,888	$2,400	$20,288
Substandard	6,497	2,466	8,963	4,418	3,255	7,673
Doubtful	1,912	77	1,989	2,474	121	2,595
Loss	-	-	-	-	-	-
Total	$34,061	$7,552	$41,613	$24,780	$5,776	$30,556

The total amount of special mention and classified loans increased $11.1 million, or 36.2%, to $41.6 million at December 31, 2017, compared to $30.6 million at December 31, 2016. The increase in special mention loans was due to a decline in performance of larger originated commercial and industrial loans. The increase in substandard loans is primarily due to downgrades of originated commercial and industrial loan relationships, partially offset by a decrease in acquired commercial and industrial loan relationships due to classified loan payoffs and paydowns.

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

Commercial real estate loans generally have higher credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project, and this may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial and industrial business loans involve a greater risk of default than one- to four-residential mortgage loans of like duration because their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any.

This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered non-accrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exists, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated. Troubled Debt Restructuring (TDR) loans are generally considered impaired loans until such loans are performing in accordance with their modified terms. Once a TDR loan establishes a consistent payment history under the modified terms, then it is considered to return to accrual status. The general component covers pools of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans. An unallocated component is maintained to cover uncertainties that could affect the Company’s estimate of probable losses. Generally, management considers all nonaccrual and TDR loans and certain renegotiated debt, when it exists, for impairment. The maximum period without payment that typically can occur before a loan is considered for impairment is 90 days. The past due status of loans receivable is determined based on contractual due dates for loan payments.

The allowance for loan losses increased $1.0 million, or 12.7%, to $8.8 million at December 31, 2017, compared to $7.8 million at December 31, 2016. Net charge-offs were $877,000 during 2017 compared to $727,000 during 2016. The allowance for loan losses to nonperforming loans ratio increased to 121.31% at December 31, 2017, compared to 92.60% at December 31, 2016. The increase was due to a decrease in nonperforming loans, mainly attributed to decreases in commercial real estate and residential real estate non-accrual loans, TDR commercial and industrial loans and an increase in the allowance for loan losses.

Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that we will not be required to make additions to the allowance for loan losses in the future. Future additions to our allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation. Management will continue to periodically review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

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

	(Dollars in Thousands)
	Years Ended December 31,
	2017	2016	2015	2014	2013
Originated Loans
Balance at beginning of year	$7,283	$6,490	$5,195	$5,382	$5,904
Provision for loan losses	1,620	1,326	1,747	-	100
Charge-offs:
Real estate:
Residential	(22)	(24)	(23)	(39)	(181)
Commercial	-	(11)	(291)	-	(555)
Construction	-	-	-	(38)	-
Commercial and Industrial	-	-	-	-	(109)
Consumer	(915)	(717)	(326)	(195)	(96)
Other	-	(49)	-	-	-
Total Charge-offs	(937)	(801)	(640)	(272)	(941)

Recoveries:
Real estate:
Residential	13	10	49	2	86
Commercial	-	95	11	-	69
Construction	-	-	-	-	-
Commercial and Industrial	37	-	10	5	68
Consumer	199	140	118	78	96
Other	-	23	-	-	-
Total Recoveries	249	268	188	85	319
Net charge-offs	(688)	(533)	(452)	(187)	(622)
Balance at end of year	$8,215	$7,283	$6,490	$5,195	$5,382

	(Dollars in Thousands)
	Years Ended December 31,
	2017	2016	2015	2014
Loans Acquired at Fair Value
Balance at beginning of year	$520	$-	$-	$-
Provision for loan losses	250	714	258	-
Charge-offs:
Real estate:
Residential	(109)	(24)	(197)	-
Commercial	(132)	(180)	(18)	-
Consumer	(4)	(7)	(61)	-
Total Charge-offs	(245)	(211)	(276)	-

Recoveries:
Real estate:
Residential	49	7	14	-
Commercial	3	3	3	-
Consumer	4	7	1	-
Total Recoveries	56	17	18	-
Net charge-offs	(189)	(194)	(258)	-
Balance at end of year	$581	$520	$-	$-

	(Dollars in Thousands)
	Years Ended December 31,
	2017	2016	2015	2014	2013
Total Allowance for Loan Losses
Balance at beginning of year	$7,803	$6,490	$5,195	$5,382	$5,904
Provision for loan losses	1,870	2,040	2,005	-	100
Charge-offs:
Real estate:
Residential	(131)	(48)	(220)	(39)	(181)
Commercial	(132)	(191)	(309)	-	(555)
Construction	-	-	-	(38)	-
Commercial and Industrial	-	-	-	-	(109)
Consumer	(919)	(724)	(387)	(195)	(96)
Other	-	(49)	-	-	-
Total Charge-offs	(1,182)	(1,012)	(916)	(272)	(941)

Recoveries:
Real estate:
Residential	62	17	63	2	86
Commercial	3	98	14	-	69
Construction	-	-	-	-	-
Commercial and Industrial	37	-	10	5	68
Consumer	203	147	119	78	96
Other	-	23	-	-	-
Total Recoveries	305	285	206	85	319
Net charge-offs	(877)	(727)	(710)	(187)	(622)
Balance at end of year	$8,796	$7,803	$6,490	$5,195	$5,382

Allowance for loan losses to nonperforming loans	121.31%	92.60%	60.69%	73.92%	136.98%
Allowance for loan losses to total loans	1.18	1.14	0.95	0.76	1.42
Net charge-offs to average loans	0.13	0.11	0.11	0.04	0.17

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

	(Dollars in thousands)
	December 31,
	2017		2016		2015		2014		2013
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
Originated Loans
Real Estate:
Residential	$891	32.6%	$1,106	35.4%	$1,623	35.2%	$2,690	39.4%	$1,481	43.3%
Commercial	1,799	26.1	1,942	26.7	2,045	26.4	582	25.7	1,703	25.2
Construction	276	5.9	65	2.0	137	3.6	122	2.5	355	2.7
Commercial and Industrial	2,461	16.3	1,579	13.5	784	12.5	684	13.0	1,013	11.0
Consumer	2,358	18.6	2,463	21.7	1,887	21.4	1,015	18.6	592	15.6
Other	-	0.5	-	0.7	-	0.9	-	0.8	-	2.2
Total Allocated Allowance	7,785	100.0	7,155	100.0	6,476	100.0	5,093	100.0	5,144	100.0
Unallocated	430	-	128	-	14	-	102	-	238	-
Total Allowance for Loan
Losses on Originated Loans	$8,215	100.0%	$7,283	100.0%	$6,490	100.0%	$5,195	100.0%	$5,382	100.0%

Loans Acquired at Fair Value
Real Estate:
Residential	$-	56.3%	$-	54.7%	$-	51.7%	$-	58.4%
Commercial	490	37.7	365	39.0	-	37.8	-	28.2
Construction	-	0.0	-	0.0	-	1.9	-	4.4
Commercial and Industrial	83	5.8	120	6.2	-	8.3	-	8.5
Consumer	-	0.2	-	0.1	-	0.3	-	0.5
Total Allocated Allowance	573	100.0	485	100.0	-	100.0	-	100.0
Unallocated	8	-	35	-	-	-	-	-
Total Allowance for Loan
Losses on Loans Acquired
at Fair Value	$581	100.0%	$520	100.0%	$-	100.0%	$-	100.0%

Total Loans
Real Estate:
Residential	$891	36.7%	$1,106	39.8%	$1,623	40.0%	$2,690	47.1%	$1,481	43.3%
Commercial	2,289	28.1	2,307	29.5	2,045	29.7	582	26.7	1,703	25.2
Construction	276	4.9	65	1.6	137	3.1	122	3.2	355	2.7
Commercial and Industrial	2,544	14.5	1,699	11.9	784	11.3	684	11.2	1,013	11.0
Consumer	2,358	15.4	2,463	16.7	1,887	15.2	1,015	11.3	592	15.6
Other	-	0.4	-	0.5	-	0.7	-	0.5	-	2.2
Total Allocated Allowance	8,358	100.0	7,640	100.0	6,476	100.0	5,093	100.0	5,144	100.0
Unallocated	438		163		14		102		238
Total Allowance
for Loan Losses	$8,796	100.0%	$7,803	100.0%	$6,490	100.0%	$5,195	100.0%	$5,382	100.0%

(1)	Represents percentage of loans in each category to total loans

Investment Activities

General. The Company’s investment policy is established by its board of directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with the Company’s interest rate risk management strategy.

Our current investment policy permits us to invest in U.S. treasuries, federal agency securities, mortgage-backed securities, investment grade corporate bonds, municipal bonds, short-term instruments, and other securities. The investment policy also permits investments in certificates of deposit, securities purchased under an agreement to resell, bankers acceptances, commercial paper and federal funds. Our current investment policy generally does not permit investment in stripped mortgage-backed securities, short sales, derivatives, or other high-risk securities. Federal and Pennsylvania state laws generally limit our investment activities to those permissible for a national bank.

The accounting rules require that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. Our entire portfolio is designated as available-for-sale.

The portfolio consists primarily of U.S. government and agency securities, municipal bonds, and mortgage-backed securities classified as available for sale. We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2017, we had no investment securities that were deemed to be other than temporarily impaired.

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

U.S. Government and Agency Securities. At December 31, 2017, we held U.S. Government and agency securities with a fair value of $65.9 million compared to $66.2 million at December 31, 2016. At December 31, 2017, these securities had an average expected life of 3.7 years. While these securities generally provide lower yields than other investments, such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Municipal Bonds. At December 31, 2017, we held available-for-sale municipal bonds with a fair value of $39.0 million compared to $35.7 million at December 31, 2016. Nearly all of our municipal bonds are issued by local municipalities or school districts located in Pennsylvania. Municipal bonds may be general obligation of the issuer or secured by specific revenues. The majority of our municipal bonds are general obligation bonds, which are backed by the full faith and credit of the municipality, paid off with funds from taxes and other fees, and have ratings (when available) of A or above. We also invest in a limited amount of special revenue municipal bonds, which are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building.

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by the United States government or government-sponsored enterprises. These securities, which consist of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, had an amortized cost of $17.1 million and $2.6 million at December 31, 2017 and 2016, respectively. The fair value of our mortgage-backed securities portfolio was $17.0 million and $2.6 million at December 31, 2017 and 2016, respectively. At December 31, 2017, all of the mortgage-backed securities in the investment portfolio had fixed rates of interest.

Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors, such as Community Bank. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk-weightings for purposes of calculating our risk-based capital level.

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

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include FHLB of Pittsburgh and Atlantic Community Bankers’ Bank stock totaling $4.3 million, $3.7 million, and $3.8 million at December 31, 2017, 2016 and 2015, respectively.

	(dollars in thousands)
	December 31,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale
U.S. Government Agencies	$67,603	$65,888	$67,944	$66,156	$51,151	$51,188
Obligations of States and Political Subdivisions	38,867	38,988	35,856	35,735	39,351	40,074
Mortgage-Backed Securities -
Government-Sponsored Enterprises	17,123	16,978	2,588	2,619	3,390	3,403
Equity Securities - Mutual Funds	500	503	500	507	500	513
Equity Securities - Other	1,188	1,226	1,106	1,191	600	685
Total securities available-for-sale	$125,281	$123,583	$107,994	$106,208	$94,992	$95,863

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2017, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date, but have been included in the Due after Ten Years category.

	(Dollars in thousands)
			More than One Year		More Than Five Years
	One Year or Less		Through Five Years		Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Government Agencies	$-	-%	$13,503	1.83%	$52,385	2.05%	$-	-%	$65,888	2.00%
Obligations of States and
Political Subdivisions	927	3.66	9,279	2.51	16,409	2.23	12,373	2.44	38,988	2.46
Mortgage-Backed Securities -
Government-Sponsored
Enterprises	-	-	-	-	5,330	2.08	11,648	2.34	16,978	2.26
Equity Securities -
Mutual Funds	-	-	-	-	-	-	503	2.19	503	2.19
Equity Securities - Other	-	-	-	-	-	-	1,226	3.22	1,226	3.22
Total available-for-
sale securities	$927	3.66%	$22,782	2.10%	$74,124	2.09%	$25,750	2.43%	$123,583	2.18%

Sources of Funds

General. Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. The Company also uses borrowings, primarily FHLB of Pittsburgh advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, loan sales, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Company to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, the Company believes that its deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	(Dollars in Thousands)
	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Non-Interest Bearing
Demand Deposits	$177,220	24.0%	-%	$163,790	23.9%	-%	$164,015	23.6%	-%
NOW Accounts	133,412	18.0	0.26	114,301	16.7	0.18	104,202	15.0	0.16
Savings Accounts	129,301	17.5	0.18	122,710	17.9	0.18	122,652	17.7	0.18
Money Market Accounts	138,782	18.8	0.27	143,644	20.9	0.25	151,338	21.8	0.23
Time Deposits	160,634	21.7	1.16	141,040	20.6	1.06	151,730	21.9	1.06
Total Deposits	$739,349	100.0%	0.38%	$685,485	100.0%	0.33%	$693,937	100.0%	0.34%

The following table sets forth time deposits classified by interest rate as of the dates indicated.

	(Dollars in thousands)
	December 31,
	2017	2016	2015
Interest Rate Range:
Less than 0.25%	$18,595	$21,246	$24,136
0.25% to 0.50%	7,873	18,627	30,968
0.51% to 1.00%	16,051	18,233	18,432
1.01% to 2.00%	110,360	82,238	51,321
2.01% to 3.00%	10,221	11,957	16,878
3.01% to 4.00%	770	1,513	1,645
4.01% or greater	431	1,214	2,271
Total Time Deposits	$164,301	$155,028	$145,651

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our time deposits at December 31, 2017.

	(Dollars in thousands)
	December 31, 2017
	Period to Maturity
	Less Than	More Than	More Than	More Than	More Than			Percent
	Or Equal to	One to	Two to	Three to	Four to	More Than		of
	One Year	Two Years	Three Years	Four Years	Five Years	Five Years	Total	Total
Interest Rate Range:
Less than 0.25%	$15,848	$2,306	$51	$247	$143	$-	$18,595	11.3%
0.25% to 0.50%	4,883	2,990	-	-	-	-	7,873	4.8
0.51% to 1.00%	9,857	3,229	2,717	248	-	-	16,051	9.8
1.01% to 2.00%	26,025	45,303	15,377	8,114	8,663	6,878	110,360	67.1
2.01% to 3.00%	4,834	472	1,915	1,998	230	772	10,221	6.2
3.01% to 4.00%	290	276	4	-	-	200	770	0.5
4.01% or greater	416	-	1	-	14	-	431	0.3
Total	$62,153	$54,576	$20,065	$10,607	$9,050	$7,850	$164,301	100.0%

As of December 31, 2017, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $90.0 million, of which $35.8 million were deposits from public entities. The following table sets forth the maturity of those time deposits as of December 31, 2017.

(Dollars in Thousands)
December 31, 2017
Three Months or Less	$4,048
Over Three Months to Six Months	8,232
Over Six Months to One Year	20,639
Over One Year to Three Years	45,007
Over Three Years	12,097
Total	$90,023

Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon borrowings to supplement our supply of available funds and to fund deposit withdrawals. Our borrowings consist of advances from the FHLB, funds borrowed under repurchase agreements and federal funds purchased.

The FHLB functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met. We typically secure advances from the FHLB with one- to four-family residential mortgage, commercial real estate and commercial and industrial loans. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2017, we had a maximum borrowing capacity with the FHLB of up to $298.4 million. At December 31, 2017, we had $38.3 million in FHLB advances outstanding, of which $24.5 million were long-term borrowings.

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

At December 31, 2017, we also maintained a Borrower-In-Custody of Collateral agreement with the Federal Reserve Bank of Cleveland for advances of up to $89.1 million and multiple line of credit arrangements with various banks totaling $40.0 million. At December 31, 2017, we did not have any outstanding balances under any of these borrowing relationships.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2017	2016	2015
Balance at End of Period	$38,264	$28,000	$37,360
Average Balance Outstanding During the Period	25,233	28,596	28,801
Maximum Amount Outstanding at any Month End	38,264	34,160	46,067
Weighted Average Interest Rate at End of Period	1.92%	1.80%	1.47%
Average Interest Rate During the Period	1.91	1.80	1.09

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2017	2016	2015
Balance at End of Period	$25,841	$27,027	$23,088
Average Balance Outstanding During the Period	26,350	26,311	23,303
Maximum Amount Outstanding at any Month End	27,951	30,095	27,908
Weighted Average Interest Rate at End of Period	0.26%	0.24%	0.18%
Average Interest Rate During the Period	0.31	0.26	0.24

Subsidiary Activities

Community Bank is the only subsidiary of the Company. Community Bank wholly-owns Exchange Underwriters, Inc., a full-service, independent insurance agency.

Personnel

As of December 31, 2017, the Company and Community Bank had a total of 201 full-time equivalent employees. None of the Company’s employees are represented by a collective bargaining group.

REGULATION AND SUPERVISION

General

CB Financial Services, Inc., is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. As such, it is registered with, subject to examination and supervision by, and otherwise required to comply with the rules and regulations of the Federal Reserve Board.

Community Bank is a Pennsylvania-chartered commercial bank subject to extensive regulation by the Pennsylvania Department of Banking and Securities and the FDIC. Community Bank’s deposit accounts are insured up to applicable limits by the FDIC. Community Bank must file reports with the Pennsylvania Department of Banking and Securities and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers or acquisitions with other depository institutions. There are periodic examinations of the Bank by the Pennsylvania Department of Banking and Securities and the FDIC to review Community Bank’s compliance with various regulatory requirements. Community Bank is also subject to certain reserve requirements established by the Federal Reserve Board. This regulation and supervision establishes a comprehensive framework of activities in which a commercial bank can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking and Securities, the FDIC, the Federal Reserve Board or Congress could have a material impact on the operations of Community Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to CB Financial Services, Inc., and Community Bank. The description is limited to certain material aspects of the statutes and regulations addressed, is not intended to be a complete description of such statutes and regulations and their effects on CB Financial Services, Inc. and Community Bank, and is qualified in its entirety by reference to the actual statutes and regulations involved.

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

The Dodd Frank Act has resulted in an increased regulatory burden and compliance, operating and interest expense for the Company and Community Bank.

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

The risk-based capital standard for state banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight factor of 0% to 1250%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, an institution that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the institution. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2017, Community Bank’s capital exceeded all applicable requirements.

New Capital Rule. On July 9, 2013, the FDIC and the other federal bank revised their risk-based capital rule and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule applies to all depository institutions and top-tier bank holding companies with total consolidated assets of $500 million or more (such as Community Bank). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. Community Bank elected the one-time opt-out election for the accumulated other comprehensive income (AOCI) to be excluded from the regulatory capital calculation as of the March 31, 2015 Call Report. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rule became effective for Community Bank on January 1, 2015. The capital conservation buffer requirement is being phased in at 0.625% per year beginning January 1, 2016 and ending January 1, 2019, when the full 2.5% capital conservation buffer requirement will be effective.

Loans-to-One Borrower. Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, Community Bank was in compliance with the loans-to-one borrower limitations.

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

Community Reinvestment Act and Fair Lending Laws. All insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The FDIC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. Failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Community Bank received a “satisfactory” rating in its most recent federal examination.

Transactions with Related Parties. A state-chartered bank’s authority to engage in transactions with, its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution, such as Community Bank. The Company is an affiliate of Community Bank because of its control of Community Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a state chartered bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under the Federal Prompt Corrective Action statute, the FDIC is required to take supervisory actions against undercapitalized state-chartered banks under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be “undercapitalized”. An institution that has total risk-based capital less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, the Pennsylvania Department of Banking and Securities (the “Pennsylvania Department of Banking” or “PDBS”) is required to appoint a receiver or conservator for a state-chartered bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any bank holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures, such as a restrictions on capital distributions and asset growth. The PDBS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2017, Community Bank met the criteria for being considered “well capitalized.”

In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule.

Enforcement. The Pennsylvania Department of Banking maintains enforcement authority over Community Bank, including the power to issue cease and desist orders and civil money penalties and to remove directors, officers or employees. It also has the power to appoint a conservator or receiver for a bank upon insolvency, imminent insolvency, unsafe or unsound condition or certain other situations. The FDIC has primary federal enforcement responsibility over non-FRB-member state banks and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. In general, regulatory enforcement actions occur with respect to situations involving unsafe or unsound practices or conditions, violations of law or regulation or breaches of fiduciary duty. Federal and Pennsylvania laws also establish criminal penalties for certain violations.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions, such as Community Bank. Deposit accounts in Community Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

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

FHLB System. Community Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, Community Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2017, Community Bank was in compliance with this requirement. Community Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for Community Bank.

Federal Reserve System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal, or NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2017: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Community Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2018, establish a 3% reserve ratio for aggregate transaction accounts up to $122.3 million, a 10% ratio above $122.3 million, and an exemption of $16.0 million.

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

Dividends. The Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the Company’s ability to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition. Under the Change in Bank Control Act, a federal statute, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a bank holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock.

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

Emerging Growth Company Status. The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act. An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. The Company anticipate losing its Emerging Growth Company Status at the end of 2018 as a result of exceeding the $1 billion asset level due to the proposed merger. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has not elected to comply with new or amended accounting pronouncements in the same manner as a private company. A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by nonaffiliates).

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

Federal Taxation. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from Community Bank as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years, subject to certain limitations. For its 2017 fiscal year, the Company’s maximum federal income tax rate was 34%.

State Taxation. The Bank is subject to the Pennsylvania Bank and Trust Company Shares Tax, otherwise known as “shares tax.” The shares tax rate in the prior year was 0.89%. As of July 1, 2016, the Pennsylvania state legislature ratified an increase of the shares tax rate to 0.95% that became effective for tax years starting January 1, 2017. The tax is imposed on the Bank’s adjusted equity. The Company and Exchange Underwriters are subject to the Pennsylvania Corporate Net Income Tax, otherwise known as “CNI tax.” The CNI tax rate in 2017 was 9.99%. The tax is imposed on income or loss from the federal income tax return on a separate-company basis for the Company and Exchange Underwriters. The federal return income or loss is adjusted for various items treated differently by the Pennsylvania Department of Revenue.

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

A substantial portion of the Company’s loan portfolio consists of loans collateralized by real estate. Improving economic conditions have shifted to an increase in demand for real estate, which has resulted in stabilization of some real estate values in the Company’s markets. Further disruptions in the real estate market could significantly impair the value of the Company’s collateral and its ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it is likely that the Company would be required to increase its allowance for loan losses. If, during a period of lower real estate values, the Company is required to liquidate the collateral securing a loan to satisfy debts or to increase its allowance for loan losses, it could materially reduce its profitability and adversely affect its financial condition.

Failure to complete the pending merger with FWVB could negatively impact the Company’s stock price and its future business and financial results.

There can be no assurance that the merger will be completed. If the merger is not completed, the ongoing business of the Company may be adversely affected and the Company may experience negative reactions from the financial markets and from its customers and employees, and the Company also could be subject to litigation related to any failure to complete the merger. All these matters, if they come to pass, could have an adverse effect on the Company’s business and results of operations and stock price.

If the FWVB merger is completed, the Company be unable to successfully integrate FWVB’s operations or retain its employees, which could adversely affect the Company.

The merger involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include, among other things: integrating personnel with diverse business backgrounds; combining different corporate cultures; and retaining key employees. Furthermore, the diversion of management’s attention and any delays or difficulties encountered in the integration of the two companies’ operations could have an adverse effect on the Company’s business and results of operations following the merger. Additionally, the Company may not be able to achieve the level of cost savings, revenue enhancements and other synergies that it expects to realize in the merger, and may not be able to capitalize upon the existing FWVB customer relationships to the extent anticipated, or it may take longer, or be more difficult or expensive than expected, to achieve these goals, all of which could have an adverse effect on the Company’s business, results of operation and stock price.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has changed the bank regulatory framework. For example, the law created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, established more stringent capital standards for banks and bank holding companies, and gave the Federal Reserve exclusive authority to regulate both banking holding companies and savings and loan holding companies. The legislation also has resulted in numerous new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions (including Community Bank), including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to loans that are securitized and sold to investors, and in 2014 the federal bank agencies issued a final rule regarding retention of credit risk on loan sales.

These rules could make it more difficult for the Company to sell loans in the secondary market. Bank regulatory agencies also have been responding aggressively to any safety and soundness or compliance concerns identified in examinations, and such agencies have broad discretion and significant resources to initiate enforcement actions against financial institutions and their directors and officers in connection with their examination authority. Ongoing uncertainty and adverse developments in the financial services industry and in the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect the Company’s operations by restricting business activities, including the ability to originate or sell loans, modify loan terms or foreclose on property securing loans.

Compliance with these new laws and regulations has required and will continue to require changes to the Company’s business and operations and may result in additional costs and divert management’s time from other business activities, any of which may adversely impact its results of operations, liquidity or financial condition.

Proposed and final regulations would restrict Community Bank’s ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a qualified mortgage loan must not contain certain specified features, including:

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

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, recent economic growth has been slow and uneven. Recovery by many businesses has been impaired by lower consumer spending, and a notable portion of new jobs created nationally have been in lower wage positions. A return to prolonged deteriorating economic conditions could significantly affect the markets in which the Company operates, the value of loans and investments, ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in nonperforming and criticized classified assets, and a decline in demand for the Company’s products and services. In addition, the recent decline in natural gas prices, if it persists or if prices decline further, may depress natural gas exploration and drilling activities in the Marcellus Shale Formation. Furthermore, exploration and drilling of natural gas reserves in our market area may be affected by federal, state and local laws and regulations affecting production, permitting, environmental protection and other matters. Any of these events may negatively affect our customer, and may cause the Company to incur losses, and may adversely affect its financial condition and results of operations.

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

Because the Company emphasizes commercial real estate and commercial loan originations, its credit risk may increase, and continued downturns in the local real estate market or economy could adversely affect its earnings.

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

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses, which results in additional provisions for loan losses. As circumstances warrant, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, we have legal fees associated with the resolution of problem assets as well as additional costs, such as taxes, insurance and maintenance related to our other real estate owned. The resolution of nonperforming assets also requires the active involvement of management, which can adversely affect the amount of time we devote to the income-producing activities of Community Bank. If our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

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

The implementation of more stringent capital requirements for Community Bank and the Company could, among other things, result in lower returns on invested capital, require raising additional capital, and result in regulatory actions if they are unable to comply with such requirements. The stricter capital requirements could also result in management modifying its business strategy, and limit the Company’s ability to make distributions (including paying dividends) or repurchasing its shares.

The Company’s ability to pay dividends is subject to the ability of Community Bank to make capital distributions to the Company, and also may be limited by Federal Reserve policy.

The Company’s long-term ability to pay dividends to its shareholders depends primarily on the ability of Community Bank to make capital distributions to the Company and on the availability of cash at the holding company level if Community Bank’s earnings are not sufficient to pay dividends. In addition, the Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where the holding company’s net income for the past four quarters, net of dividends paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with the its capital needs and overall financial condition. These regulatory policies may adversely affect the Company’s ability to pay dividends or otherwise engage in capital distributions.

Changes in the Company’s accounting policies or in accounting standards could materially affect how the Company reports its financial condition and results of operations.

The Company’s accounting policies are essential to understanding its financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of the Company’s assets, liabilities, and financial results. Some of the Company’s accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying the Company’s financial statements are incorrect, it may experience material losses.

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of the Company’s financial statements. These changes are beyond the Company’s control, can be difficult to predict, and could materially affect how the Company reports its financial condition and results of operations. The Company could also be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements in material amounts.

The need to account for certain assets at estimated fair value, such as loans held for sale and investment securities, may adversely affect the Company’s financial condition and results of operations.

The Company reports certain assets, such as loans held for sale, acquired loans and investment securities, at estimated fair value. Generally, for assets that are reported at fair value, the Company uses quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because the Company carries these assets on its books at their estimated fair value, it may incur losses even if the asset in question presents minimal credit risk.

Because the nature of the financial services business involves a high volume of transactions, the Company faces significant operational risks.

The Company operates in diverse markets and relies on the ability of its employees and systems to process a significant number of transactions. Operational risk is the risk of loss resulting from operations, including the risk of fraud by employees or persons outside a company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. If a breakdown occurs in the internal controls system, improper operation of systems or improper employee actions, the Company could incur financial loss, face regulatory action and suffer damage to its reputation.

Risks associated with system failures, interruptions, breaches of security or cyber security could negatively affect the Company’s earnings.

Information technology systems are critical to the Company’s business. The Company uses various technology systems to manage customer relationships, general ledger, securities investments, deposits and loans. The Company has established policies and procedures to prevent or limit the effect of system failures, interruptions and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of the Company’s systems could deter customers from using its products and services. Security systems may not protect systems from security breaches.

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

The occurrence of any system failures, interruption or breach of security could damage the Company’s reputation and result in a loss of customers and business thereby, subjecting it to additional regulatory scrutiny, or could expose it to litigation and possible financial liability. Any of these events could have a material adverse effect on its financial condition and results of operations.

The Company is constantly reliable upon the availability of technology, the Internet and telecommunication systems to enable financial transactions by clients, record and monitor transactions and transmit and receive data to and from clients and third parties. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyberattacks, computer viruses, malware, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As an “emerging growth company,” the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about the Company’s executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, the Company is not subject to certain requirements of Section 404 of the Sarbanes Oxley Act, including the additional level of review of its internal control over financial reporting that may occur when outside auditors attest to its internal control over financial reporting. The Company has elected to take advantage of these exceptions. As a result, the Company’s stockholders will not have access to certain information they may deem important, which may adversely affect the value and trading price of the Company’s common stock. Due to the pending merger, the Company feels that the emerging growth company status will expire as of 12/31/18 with exceeding the $1.0 billion asset limitation.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We conduct our business through our main office and fifteen branch offices. At December 31, 2017, our premises and equipment had an aggregate net book value of approximately $16.7 million. Of this amount, $2.3 million currently resides in fixed assets in process. The fixed assets in process amount is mainly comprised of an office building project. The Corporate Center project is an extensive renovation of an office building that was reclassified from an other real estate owned property into fixed assets in process in the first quarter of 2016. This project is currently under construction and resides in fixed assets in process for approximately $2.2 million as of December 31, 2017, and primarily consists of the building cost of approximately $1.9 million. We believe that our office facilities are adequate to meet our present and immediately foreseeable needs.

The following table sets forth certain information concerning the main and each branch office at December 31, 2017.

				(Dollars In Thousands)
	Year	Owned	Approximate	Net Book
	Occupied or	or	Square	Value at
Location	Acquired	Leased	Footage	December 31, 2017

Main Office:
100 North Market Street
Carmichaels, PA 15320	1901	Owned	12,500	$1,210

Branch Offices (Greene County):
30 West Greene Street
Waynesburg, PA 15370	1980	Owned	2,800	244

100 Miller Lane		Building owned
Waynesburg, PA 15370	1983	Ground lease	7,500	225

3241 W. Roy Furman Highway
Rogersville, PA 15359	1987	Owned	720	108

1993 S. Eighty Eight Road				Included
Greensboro, PA 15338	1963	Owned	500	with main office

R.J. Sommers Jr. Operations Center (Greene County):
600 Evergreene Drive
Waynesburg, PA 15370	2016	Owned	20,000	5,632

Branch Office (Allegheny County):
714 Brookline Boulevard
Pittsburgh, PA 15226	2004	Owned	3,950	254

Branch Offices (Washington County)
65 West Chestnut Street		Building owned
Washington, PA 15301	2009	Ground lease	1,494	684

Waterdam Centre
4139 Washington Road
McMurray, PA 15317	1994	Leased	2,800	118

200 Main Street
Claysville, PA 15232	1996	Owned	8,400	638

351 Oak Spring Road
Washington, PA 15301	2000	Leased	610	48

Southpointe Commons
325 Southpointe Boulevard, Ste. 100
Canonsburg, PA 15317	2000	Leased	1,811	183

235 West Main Street
Monongahela, PA 15063	2014	Owned	6,323	1,426

Washington Business Center:
90 West Chestnut Street, Ste 100
Washington, PA 15301	1987	Leased	6,815	39

Corporate Center - Washington:
2111 North Franklin Drive
Washington, PA 15301	2017	Owned	22,500	2,119

Branch Offices (Fayette County):
545 West Main Street		Building owned
Uniontown, PA 15401	2014	Ground lease	4,160	767

101 Independence Street
Perryopolis, PA 15473	2014	Owned	1,992	270

Uniontown Business Center:
110 Daniel Drive , Suite 10
Uniontown, PA 15401	2016	Leased	1,935	19

Branch Offices (Westmoreland County):
565 Donner Avenue
Monessen, PA 15062	2014	Owned	18,055	1,327

1670 Broad Avenue
Belle Vernon, PA 15012	2014	Owned	5,048	1,152

Exchange Underwriters
121-123 West Pike Street
Canonsburg, PA 15317	2014	Owned	4,720	249

ITEM 3.	Legal Proceedings

At December 31, 2017, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that management believes are immaterial to our financial condition, results of operations and cash flows.

ITEM 4.	Mine Safety Disclosures.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CBFV.” The Company began trading on the Nasdaq Global Market on November 3, 2014. Prior to November 3, 2014, the Company was quoted on the OTC Markets under the symbol “CBFV.” The approximate number of holders of record of the Company’s common stock as of March 9, 2018, was 515. Certain shares of Company common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

	2017			2016
Quarter Ended:	High	Low	Dividend	High	Low	Dividend
March 31	$29.35	$25.25	$0.22	$22.90	$19.05	$0.22
June 30	28.90	25.40	0.22	22.17	19.72	0.22
September 30	29.35	25.60	0.22	23.40	21.21	0.22
December 31	30.75	28.35	0.22	26.90	22.30	0.22

Equity Compensation Plans

The following table provides information at December 31, 2017, for compensation plans under which equity securities may be issued.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (A))
	(A)	(B)	(C)
Equity compensation plans:
Approved by stockholders	263,640	$24.33	117,815 (1)

Not approved by stockholders	-	-	-
Total	263,640	$24.33	117,815

(1)	Represents 111,824 shares available under the 2015 Equity Incentive Plan that can be issued as restricted stock awards or units and 5,991 shares that can be issued as stock options. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted.

During the fourth quarter of 2017, the Company did not repurchase shares of its common stock.

The following graph charts the yearly change in cumulative shareholder return (assuming the reinvestment of all dividends) on the Company’s common stock against the cumulative shareholder return (assuming the reinvestment of all dividends) of the Russell Micro Cap Index (a broad market index) and of the NASDAQ Bank Index (a peer index). Effective November 3, 2014, the Company’s common stock began trading on the NASDAQ Global Market. Before that date, it was quoted on the OTC Market. The shareholder returns indicated are not necessarily indicative of future performance of the Company’s common stock or of either index.

Source: Bloomberg	Year Ended
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
CB Financial Services, Inc.	100.00	108.37	113.80	135.93	158.53	189.37
NASDAQ Bank Index	100.00	141.31	148.11	161.09	221.04	232.84
Russell Micro Cap Index	100.00	145.36	150.58	142.91	171.63	194.07

ITEM 6.	Selected Financial Data

The following tables set forth selected historical financial and other data of the Company at and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The information at December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016, and 2015 is derived in part from, and should be read together with, the audited financial statements and notes thereto beginning at page 66 of this Annual Report on Form 10-K. The information at December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 is derived in part from audited financial statements that are not included in this Annual Report on Form 10-K.

	(Dollars in Thousands)
	December 31,
	2017	2016	2015	2014	2013
Selected Financial Condition Data:
Total Assets	$934,486	$846,075	$830,677	$846,314	$546,486
Cash and Due From Banks	20,622	14,282	11,340	11,751	16,417
Investment Securities Available-for-Sale	123,583	106,208	95,863	105,449	133,810
Investment Securities Held-to-Maturity	-	-	-	504	1,006
Loans, Net	735,596	674,094	676,864	680,451	373,764
Deposits	773,344	698,218	679,299	697,494	480,335
Short-Term Borrowings	39,605	27,027	32,448	46,684	15,384
Other Borrowings	24,500	28,000	28,000	15,136	4,000
Total Stockholders’ Equity	93,256	89,469	86,896	81,912	45,005

	(Dollars in Thousands)
	Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Operating Data:
Interest and Dividend Income	$32,434	$32,018	$31,917	$20,841	$17,905
Interest Expense	3,374	2,870	2,715	1,960	2,236
Net Interest Income	29,060	29,148	29,202	18,881	15,669
Provision for Loan Losses	1,870	2,040	2,005	-	100
Net Interest Income After Provision for Loan Losses	27,190	27,108	27,197	18,881	15,569
Noninterest Income	7,800	7,362	7,595	3,818	3,205
Noninterest Expense - Merger-Related	356	-	-	1,979	-
Noninterest Expense	24,816	23,778	22,929	14,819	13,358
Income Before Income Taxes	9,818	10,692	11,863	5,901	5,416
Income Taxes	2,874	3,112	3,443	1,609	1,160
Net Income	$6,944	$7,580	$8,420	$4,292	$4,256

	Years Ended December 31,
	2017	2016	2015	2014	2013
Performance Ratios:
Return on Average Assets	0.78%	0.91%	1.01%	0.72%	0.79%
Return on Average Equity	7.53	8.48	9.89	8.60	9.43
Interest Rate Spread (1)(3)	3.44	3.68	3.69	3.34	3.08
Net Interest Margin (2)(3)	3.58	3.82	3.82	3.47	3.23
Noninterest Expense to Average Assets	2.80	2.85	2.74	2.81	2.47
Efficiency Ratio (4)	68.29	65.13	62.31	74.00	70.77
Dividend Payout Ratio (5)	0.52	0.47	0.41	0.52	0.49
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities	134.88	135.12	134.26	137.33	134.56
Average Equity to Average Assets	10.40	10.71	10.17	8.34	8.37

Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets (6)	12.22%	13.37%	12.83%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets (6)	12.22	13.37	12.83	11.63%	11.73%
Total Capital to Risk-Weighted Assets (6)	13.47	14.62	13.89	12.50	12.98
Tier 1 Leverage Capital to Adjusted Total Assets (6)	9.27	9.80	9.60	9.33	7.70

Asset Quality Ratios:
Allowance for Loan Losses to Total Loans (7)	1.18%	1.14%	0.95%	0.76%	1.42%
Allowance for Loan Losses to Nonperforming Loans (7)	121.31	92.60	60.69	71.14	136.98
Net Charge-Offs to Average Loans	0.13	0.11	0.11	0.04	0.17
Nonperforming Loans to Total Loans	0.97	1.24	1.56	1.06	1.04
Nonperforming Loans to Total Assets	0.78	1.00	1.29	0.86	0.72
Nonperforming Assets to Total Assets	0.81	1.02	1.32	0.90	0.78

Other:
Number of Offices	16	16	16	16	11
Number of Full-Time Equivalent Employees	201	200	198	189	125

38

______________________

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 34%.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Represents dividends declared per share divided by net income per share.
(6)	Capital ratios are for Community Bank only.
(7)	Loans acquired in connection with the merger with FedFirst were recorded at their estimated fair value at the acquisition date and did not include a carryover of the pre-merger allowance for loan losses.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 66 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information the Company provided in this Annual Report on Form 10-K.

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

Our principal sources of funds are customer deposits, proceeds from the sale of loans, funds received from the repayment and prepayment of loans and mortgage-backed securities, and the sale, call, or maturity of investment securities. Principal sources of income are interest income on loans and investments, sales of loans and securities, service charges, commissions, loan servicing fees and other fees. Our principal expenses are interest paid on deposits, employee compensation and benefits, occupancy and equipment expense, and FDIC insurance premiums.

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

•	Improve earnings through asset diversification. Historically, we have emphasized the origination of residential mortgage loans secured by homes in our market area. However, loan diversification improves our earnings because commercial real estate and commercial and industrial loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.

•	Use sound underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Although we intend to continue our efforts to originate commercial real estate and commercial and industrial loans, we intend to continue our philosophy of managing loan exposures through our conservative approach to lending.

•	Improve our funding mix by marketing core deposits. Core deposits (demand deposits, NOW accounts, money market accounts and savings accounts) comprised 78.0% of our total deposits at December 31, 2017. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We have succeeded in growing core deposits by promoting a sales culture in our branch offices that is supported by the use of technology and by offering a variety of products for our business customers, such as sweep and insured money sweep services, remote electronic deposit, online banking with bill pay, mobile banking, and automated clearinghouse.

•	Supplement fee income through our insurance operations. Fee income earned through our insurance agency, Exchange Underwriters, supplements our income from banking operations. We intend to pursue opportunities to grow this line of business, including hiring insurance producers with established books of business and through acquisitions.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on the Company’s income or the carrying value of its assets. The Company’s critical accounting policies are those related to its allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, the valuation of and its ability to realize deferred tax assets, and the measurement of fair values of financial instruments.

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

The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for loan losses. The allowance for loan losses is based on current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on the Company’s evaluation of the probable losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. The evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires it to make subjective judgments that often require assumptions or estimates about various matters.

The allowance for loan losses consists primarily of specific allocations and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, including adjustments for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting and payment history. The Company also analyzes delinquency trends, general economic conditions, and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance. The principal assumption used in calculating the allowance for loan losses is the estimate of loss for each risk rating. Actual loan losses may be significantly more than the allowance the Company has established, which could have a material negative effect on its financial results.

Goodwill. We recorded goodwill in connection with our merger with FedFirst. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. We perform impairment testing during the fourth quarter of each year, or more frequently if impairment indicators exist. Determining the fair value of a reporting unit under the goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. However, future events could cause us to conclude that goodwill has become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2017. Based on the fair value of the reporting unit that has goodwill, no impairment of goodwill was recognized in 2017, 2016 and 2015.

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

Valuation of Deferred Tax Assets. In evaluating the ability to realize deferred tax assets, management considers all positive and negative information, including the Company’s past operating results and its forecast of future taxable income. In determining future taxable income, management utilizes a budget process that makes business assumptions, and the implementation of feasible and prudent tax planning strategies. The Company also utilizes a monthly forecasting tool to incorporate activity throughout the calendar year. These assumptions require it to make judgments about its future taxable income that are consistent with the plans and estimates it uses to manage its business. The net deferred tax asset is offset by an equal valuation allowance. Any change in estimated future taxable income may result in a reduction of the valuation allowance against the deferred tax asset, which would result in income tax benefit in the period.

Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A three-level of fair value hierarchy prioritizes the inputs used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government agency debt that is highly liquid and actively traded in over-the-counter markets.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Comparison of Financial Condition at December 31, 2017, and December 31, 2016

Assets. Total assets increased $88.4 million, or 10.4%, to $934.5 million at December 31, 2017 compared to $846.1 million at December 31, 2016.

Cash and due from banks increased $6.3 million, or 44.4%, to $20.6 million at December 31, 2017 compared to $14.3 million at December 31, 2016. This is primarily the result of deposit growth in excess of loan demand.

Investment securities classified as available-for-sale increased $17.4 million, or 16.4%, to $123.6 million at December 31, 2017 compared to $106.2 million at December 31, 2016. This increase was primarily the result of new security purchases funded by deposit growth.

Loans, net, increased $61.5 million, or 9.1%, to $735.6 million at December 31, 2017 compared to $674.1 million at December 31, 2016. This was primarily due to net loan originations of $27.0 million on commercial and industrial loans, $25.5 million on construction loans, $8.0 million on commercial real estate loans and $1.9 million on residential mortgage loans.

Premises and equipment, net, increased $2.6 million, or 18.3%, to $16.7 million at December 31, 2017 compared to $14.1 million at December 31, 2016. This is due to the additions related to the new Operations Center that was placed into service in the second quarter. Total premises and equipment capitalized for the new Operations Center totaled $5.3 million. In addition, there was $250,000 in additions for fixed assets in process related to the construction of the Corporate Center in the current period. The Corporate Center building was previously taken into premise and equipment from a previously defaulted loan relationship in the first quarter of 2016.

Liabilities. Total liabilities increased $84.6 million, or 11.2%, to $841.2 million at December 31, 2017 compared to $756.6 million at December 31, 2016.

Total deposits increased $75.1 million, or 10.8%, to $773.3 million at December 31, 2017 compared to $698.2 million at December 31, 2016. There were increases of $39.2 million in NOW accounts, $23.1 million in demand deposits, $10.8 million in savings accounts and $9.3 million in time deposits, partially offset by decreases of $4.8 million in money market accounts and $2.5 million in brokered deposits. Due to the rising interest rate environment, the Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. In addition, school district and municipal deposits increased $33.0 million due to building stronger customer relationships with these depositors and new accounts.

Short-term borrowings increased $12.6 million, or 46.5%, to $39.6 million at December 31, 2017 compared to $27.0 million at December 31, 2016. At December 31, 2017, short-term borrowings were comprised of $25.8 million of securities sold under agreements to repurchase and $13.8 million of FHLB overnight borrowings compared to $27.0 million of securities sold under agreement to repurchase at December 31, 2016. The increase is related to loan originations that exceeded available cash reserves near year-end, partially offset by a decrease in business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Other borrowed funds decreased by $3.5 million due to a maturing FHLB long-term borrowing that was retired in the current period. As a result of current period activity, the weighted average interest rate on long-term borrowings increased by 12 basis points to 1.92%.

Stockholders’ Equity. Stockholders’ equity increased $3.8 million, or 4.2%, to $93.3 million at December 31, 2017 compared to $89.5 million at December 31, 2016. During the period, net income was $6.9 million and the Company paid $3.6 million in dividends to stockholders.

Comparison of Operating Results for the Years Ended December 31, 2017, and December 31, 2016

Overview. Net income decreased $636,000, or 8.4%, to $6.9 million, for the year ended December 31, 2017, compared to $7.6 million for the year ended December 31, 2016.

Net Interest Income. Net interest income decreased $88,000 , or 0.3%, to remain constant at $29.1 million for the years ended December 31, 2017 and 2016.

Interest and dividend income increased $416,000, or 1.3%, to $32.4 million for the year ended December 31, 2017 compared to $32.0 million for the year ended December 31, 2016. Interest income on taxable securities increased $293,000 despite a decrease of 24 basis points in yield from new purchases with lower prevailing yields. The average balance for taxable securities increased $22.7 million for the year ended December 31, 2017. Interest income on Federal funds sold increased $175,000 for the year ended December 31, 2017. This is primarily the result of the end of the historically low interest rates in the last year and the increases in the average interest-earning balances of $17.7 million as a result of deposit growth for the year ended December 31, 2017. Other interest and dividend income increased $119,000 primarily due to increased interest earned with correspondent deposit banks and FHLB dividends in the current period. Interest income on securities exempt from federal tax decreased $122,000 due to deploying proceeds from security calls and maturities into purchasing taxable securities in the current year. There was a decrease of $1.6 million in the average balance on securities exempt from federal tax and a decrease of 33 basis points in yield as a result of security calls and maturities that had higher yields. Interest income on loans decreased $49,000 primarily due to accretion on the acquired loan portfolio credit mark for the year ended December 31, 2017 of $762,000, or 11 basis points compared to $1.4 million, or 21 basis points for the year ended December 31, 2016. There was an increase in average loans outstanding of $9.2 million for the year ended December 31, 2017. The increase in average loans was mainly due to commercial, indirect and line of credit loan originations in the later part of the current period.

Interest expense increased $504,000, or 17.6%, to $3.4 million for the year ended December 31, 2017 compared to $2.9 million for the year ended December 31, 2016. Interest expense on deposits increased $527,000 due to current year rate increases and an increase in average interest-bearing deposits of $40.4 million which we attribute primarily to time deposits, interest-bearing demand deposits and savings accounts. The average cost of interest-bearing deposits increased 6 basis points. In addition, short-term borrowings increased $9,000 in the current period due to increased interest rates on securities sold under agreements to repurchase. Interest expense on other borrowed funds decreased $30,000 due to a decrease in long-term borrowings as a result of a FHLB long-term borrowing for $3.5 million that matured in the current period.

Provision for Loan Losses. The provision for loan losses decreased $170,000, to $1.9 million, for the year ended December 31, 2017, of which $250,000 was attributed to the acquired loan portfolio, compared to $2.0 million of provision for loan losses for the year ended December 31, 2016, of which $714,000 was attributed to the acquired loan portfolio. Net charge-offs for the year ended December 31, 2017 were $877,000, which included $616,000 of net charge-offs on automobile loans, compared to net charge-offs of $727,000 for the year ended December 31, 2016, which included $578,000 of net charge-offs on automobile loans. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for an increase or reduction in provision for loan losses for the year ended December 31, 2017. The decrease in provision is mainly attributed to loan payoffs, stable credit quality and reductions in qualitative factors, mainly offset by sizable loan growth of $60.4 million in commercial loans and increased impaired loans resulting in an average balance increase of approximately $1.3 million in impaired loans for the year ended December 31, 2017 as compared to the year ended December 31, 2016. As the acquired loan portfolio has loan payoffs, paydowns and accretion of the credit mark, the need for additional provision may be required based on our loan loss analysis.

Noninterest Income. Noninterest income increased $438,000, or 5.9%, to $7.8 million for the year ended December 31, 2017 compared to $7.4 million at December 31, 2016. There was a $486,000 increase in insurance commissions from Exchange Underwriters due to an increase in commercial commission and fee income and additional contingency fees received in the current period. Service fees on deposit accounts increased $68,000 primarily due to increased NSF fees due to customer overdrafts of deposit accounts and check card fees. Net gains on purchased tax credits increased $57,000 due to purchased Pennsylvania shares tax credits being recognized in the current period. Net gains on the sales of investments increased $31,000 due to the sale of equity securities. These sales were transacted to recognize capital gains that were offset by a capital loss carry forward deferred tax asset that was acquired in the merger. The capital loss carry forward deferred tax asset has been fully recognized in the current period. There was a decrease in the net gains on sales of residential mortgage loans of $201,000. The decrease in gains was primarily due to a decrease in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. Income from bank-owned life insurance decreased $14,000 due to lower crediting rates in the current period. Other miscellaneous income increased $7,000 due to the servicing income received from mortgage loans sold to the FHLB as part of the MPF® program.

Noninterest Expense. Noninterest expense increased $1.4 million, or 5.9%, to $25.2 million for the year ended December 31, 2017 compared to $23.8 million for the year ended December 31, 2016. Salaries and employee benefits increased $813,000, primarily due to additional employees, normal salary increases, incentive compensation, retirement benefits and employee stock options. This was partially offset by decreases in employee group health insurance and restricted stock awards expense. Merger-related expenses increased $356,000 due to the pending FWVB merger. Equipment and occupancy increased $180,000 and $160,000, respectively, primarily due to equipment purchases and new maintenance contracts for the Operations Center. Occupancy expenses were due to depreciation taken on the new Operations Center during the current period. In addition, other increases for occupancy were property and building contracted services related to moving expenses, real estate taxes, property insurance and utilities. Bankcard processing expense increased $43,000 due to the increased number of automatic teller transactions (“ATM”) in the current period. Pennsylvania shares tax, which is calculated based on the Bank’s stockholders’ equity, increased $29,000 due to the increase in equity that was calculated on the current year shares tax return. Contracted services decreased $82,000 due to compensation consulting, Pennsylvania state sales tax refund as a result of a Bank initiated reverse audit and reclassification of core processing expense to data processing. Legal and professional fees decreased $69,000 due to the previously mentioned mortgage insurance proceeds, in which part of the insurance proceeds were utilized to offset legal fees attributed to the problem loan relationship. Other real estate owned expense was $349,000 of income in the current period compared to $393,000 of income in the prior period resulting in an increase of $44,000 in expense. This change is primarily due to the $566,000 pre-tax gain recognized due to the foreclosure procedures on two commercial real estate loans that moved into other real estate owned properties in the first quarter of 2016. In addition, there were losses incurred on the sales of other real estate owned properties in the prior period. This was partially offset due to the final resolutions of loan collection efforts through the sale of a mineral rights interest for $186,000, bankruptcy court settlement for $86,000 and mortgage insurance proceeds for $85,000 in the current period. These items are considered non-recurring. Other noninterest expense decreased $40,000 primarily due to a decrease in various miscellaneous expenses, such as other insurance, other losses and non-employee restricted stock awards. Advertising decreased $25,000 related to decreases in print/media advertising and promotional items as a cost savings initiative.

Income Tax Expense. Income taxes decreased $238,000 to $2.9 million for the year ended December 31, 2017 compared to $3.1 million for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2017 was 29.3% compared to 29.1% for the year ended December 31, 2016. The decrease in income taxes was primarily due to a decrease of $874,000 in pre-tax income and the $89,000 revaluation adjustment of net deferred tax liabilities due to the enactment of the new tax law during the fourth quarter, partially offset by the expiration of the low income housing tax credit program. The increase in the effective tax rate was related to the decrease in tax exempt income, the expiration of the low income housing tax credit program and the capital loss carry forward deferred tax asset that has been fully recognized, partially offset by the favorable tax preference charitable donation of a former First Federal Savings Bank building to the City of Monessen, Pennsylvania and the revaluation adjustment of net deferred tax liabilities in the current period.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the US federal corporate tax rate from 35% to 21%. At December 31, 2017, we have completed our accounting for the tax effects of enactment of the Act.

As described below, we have made a reasonable estimate of the effects on our existing deferred tax balances as of December 31, 2017. We re-measured all of our deferred tax assets (“DTA”) and liabilities (“DTL”) based on the rates at which they are expected to reverse in the future. We recognized an income tax benefit of $89,000 for the year ended December 31, 2017 related to adjusting our net deferred tax liability balance to reflect the new corporate tax rate.

In addition, DTAs/DTLs related to available for sale (“AFS”) securities unrealized losses that were revalued as of December 31, 2017 noted above created a “stranded tax effects” in Accumulated Other Comprehensive Income (“AOCI”) due enactment of the Tax Act. The issue arose due to the nature of GAAP recognition of tax rate change effects on the AFS DTA/DTL revaluation as an adjustment to income tax provision.

In February 2018, FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220). As disclosed in Note 1 of the Annual Report, the Company early adopted the provisions of the ASU 2018-02 and recorded a reclassification adjustment of $220,000 from AOCI to retained earnings for stranded tax effects related to AFS securities resulting from the newly enacted corporate tax rate. The amount of the reclassification was the difference between the 35 percent historical corporate tax rate and the newly enacted 21 percent corporate tax rate. See Statement of Changes in Stockholders Equity for additional details and reclassification impact due to impact of the ASU 2018-02.

The accounting for the effects of the tax rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Reconciliation of income tax provision for the years ended December 31, 2017 and 2016:

	(Dollars in thousands)
	2017	2016
Current Payable	$3,137	$3,179
Tax Act impact of the stranded tax effect related to deferred taxes for AFS securities	220	-
Tax Act impact on remaining deferred tax assets and liabilities	(309)	-
Deferred Benefit	(174)	(67)
Total Provision	$2,874	$3,112

As a result of the above mentioned revaluation of DTAs/DTLs and the reduction in the overall corporate tax rate to 21%, the Company believes the new tax law will have an overall benefit on future earnings. The 2017 tax provision, if applying the reduced corporate tax rate of 21% to net income before income taxes would have had a reduction in federal income tax of approximately $1.1 million for the 2017 tax year.

Comparison of Operating Results for the Years Ended December 31, 2016, and December 31, 2015

Overview. Net income decreased $840,000, or 10.0%, to $7.6 million, for the year ended December 31, 2016, compared to $8.4 million for the year ended December 31, 2015.

Net Interest Income. Net interest income decreased $54,000, or 0.2%, to $29.1 million for the year ended December 31, 2016 compared to $29.2 million for the year ended December 31, 2015.

Interest and dividend income increased $101,000, or 0.3%, to $32.0 million for the year ended December 31, 2016 compared to $31.9 million for the year ended December 31, 2015. Interest income on taxable securities increased $279,000 due to an increase of 48 basis points in yield from new purchases or from higher yields on the existing securities in the portfolio. In addition, calls on discounted agency securities resulted in accelerated discount accretion recognition into income in the current period. Interest income on loans increased $14,000 and had an increase in average loans outstanding of $545,000. The slight increase in average loans was due to loan originations within the indirect auto, commercial, lines of credit and student loan portfolios, partially offset by decreases in mortgage and installment loans mainly due to loan payoffs. The accretion on the acquired loan portfolio credit mark as of the year ended December 31, 2016, was 21 basis points compared to 16 basis points for the year ended December 31, 2015. Other interest and dividend income decreased $103,000 primarily due to a decrease in FHLB stock dividends, which included the payment of a special dividend in the first quarter of 2015 of $56,000. As a result of receiving no special dividend in the current year and a decrease in short-term borrowings compared to the prior year, the Bank was required to hold less FHLB stock. Interest income on securities exempt from federal tax decreased $101,000 due to deploying proceeds from security calls and maturities into loan funding, purchasing taxable securities and satisfying liquidity needs in the current year. There was a decrease of $3.6 million in the average balance on securities exempt from federal tax and a decrease of 2 basis points in yield as a result of security calls and maturities that had higher yields.

Interest expense increased $155,000, or 5.7%, to $2.9 million for the year ended December 31, 2016 compared to $2.7 million for the year ended December 31, 2015. Interest expense on other borrowed funds increased $224,000 due to an increase in long-term borrowings. This was primarily due to the Bank laddering $15.0 million in short-term borrowings in the first quarter of 2015 and $13.0 million in short-term borrowings in late 2015 into a series of long-term FHLB borrowings to mitigate the Company’s interest rate risk in the event of rising interest rates. Interest expense on deposits decreased $59,000 due to a decrease in average interest-bearing deposits of $8.2 million, which we attribute primarily to time deposit accounts rate shopping in the current low interest rate market. The average cost of interest-bearing deposits remained constant year over year at 44 basis points. In addition, short-term borrowings decreased $10,000 in the current period due to the laddering of FHLB long-term borrowings.

Provision for Loan Losses. The provision for loan losses increased $35,000 and was $2.0 million for the year ended December 31, 2016, of which $714,000 was attributed to the acquired loan portfolio compared to $2.0 million provision for loan losses for the year ended December 31, 2015. Net charge-offs for the year ended December 31, 2016, were $727,000, which included $578,000 of net charge-offs on automobile loans, compared to net charge-offs of $710,000 for the year ended December 31, 2015. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses, and the need for additional provisions for loan losses and determined the additional current provision was necessary for the year ended December 31, 2016 compared to the year ended December 31, 2015. There was loan growth of $9.4 million in indirect auto loans and approximately a $400,000 increase in auto loan net charge-offs as compared to the prior year. In addition, there was an increase of $1.9 million in criticized loans at year-end as compared to the prior year. As the acquired loan portfolio has loan payoffs, paydowns and accretion of the credit mark, the need for additional provision is required based on our loan loss analysis.

Noninterest Income. Noninterest income decreased $233,000, or 3.1%, to $7.4 million for the year ended December 31, 2016, compared to $7.6 million at December 31, 2015. There was a $439,000 decrease in insurance commissions from Exchange Underwriters due to reduced contingency fees and a decline in commercial commission and fee income received in the current year. Service fees on deposit accounts decreased $172,000 primarily due to a decrease in check card fees from deposit accounts acquired in the merger recognized in the prior period. Other commissions decreased $66,000 primarily due to the prior year recognition of a securities class action lawsuit settlement proceeds and a state mutual thrift tax refund, both from the merger. Other miscellaneous income decreased $29,000 primarily due to increases in amortization on mortgage servicing rights related to loans sold to the FHLB and third-party student loan servicing fees due to an increase in student loan originations in the current year. This was partially offset by an increase in the servicing income received from mortgage loans sold to the FHLB as part of the MPF® program. There was an increase in the net gains on sales of residential mortgage loans of $301,000. The increase in gains was primarily due to an increase in the number of loans originated and subsequently sold to the FHLB as part of the MPF® programs. In addition, net gains on the sales of investments increased $168,000 due to the sale of equity securities. These sales were transacted to recognize capital gains that will be offset by a capital loss carry forward deferred tax asset that was acquired in the merger.

Noninterest Expense. Noninterest expense increased $849,000, or 3.7%, to $23.8 million for the year ended December 31, 2016, compared to $22.9 million for the year ended December 31, 2015. Salaries and employee benefits increased $631,000, primarily due to additional employees, normal salary increases and employee stock options, and restricted stock awards expense. This was partially offset by decreases in incentive compensation and group health insurance expense. Other noninterest expense increased $239,000 primarily due to an increase in various miscellaneous expenses, such as non-employee stock options and restricted stock awards, telephone, supplies, other losses attributable to debit card fraud losses and Pennsylvania state bank assessment. This was partially offset by decreases in teller shortages, overdraft charge-offs and Pennsylvania state sales tax. Occupancy and equipment increased $217,000 and $94,000, respectively, primarily due to accelerated depreciation taken on leasehold improvements in the Bank’s current operation center that will not transfer over to the new Operations Center currently under construction for the Bank. Other increases for occupancy were related to real estate taxes, bank building rental and utilities, mainly from the other real estate owned property reclassified into fixed assets in process during the first quarter. This property will undergo an extensive renovation and will subsequently be placed into Bank operations within our southwestern Pennsylvania market. Equipment expense increases were mainly due to maintenance contracts from our core processing vendor and final copier/printer invoices from a discontinued contract. In addition, equipment depreciation increased due to fixed asset acquisitions placed into service, primarily for the Uniontown Business Center that was opened during the second quarter. PA shares tax, which is calculated based on the Bank’s stockholders’ equity, increased $41,000 due to the net income impact on stockholders’ equity. Other real estate owned income was $393,000 in the current period compared to $196,000 in the prior period resulting in a decrease of $197,000 in expense. This change is primarily due to the $566,000 pre-tax gain recognized due to the foreclosure procedures on two commercial real estate loans that moved into other real estate owned properties in the first quarter of 2016. Advertising decreased $111,000 related to the termination of a cooperative marketing agreement at Exchange Underwriters, partially offset by advertising initiatives to promote the Bank. The FDIC assessment decreased $75,000 due to a factor reduction by the FDIC in the computation of the insurance assessment.

Income Tax Expense. Income taxes decreased $331,000, to $3.1 million for the year ended December 31, 2016, compared to $3.4 million for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016, was 29.1% compared to 29.0% for the year ended December 31, 2015. The decrease in income taxes was due to a decrease of $1.2 million in pre-tax income. The increase in the effective tax rate was related to the decrease in tax-exempt income in the current period.

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

AVERAGE BALANCE SHEET

	(Dollars in thousands)
	Years Ended December 31,
	2017			2016			2015
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-Earning Assets:
Loans, Net	$681,539	$29,680	4.35%	$672,321	$29,685	4.42%	$671,776	$29,668	4.42%
Investment Securities
Taxable	79,878	1,531	1.92	57,224	1,238	2.16	57,082	959	1.68
Tax Exempt	36,681	1,324	3.61	38,259	1,509	3.94	41,892	1,661	3.96
Other Interest-Earning Assets	29,789	484	1.62	11,720	190	1.62	11,318	281	2.48
Total Interest-Earning Assets	827,887	33,019	3.99	779,524	32,622	4.18	782,068	32,569	4.16
Noninterest-Earning Assets	59,263			54,540			55,300
Total Assets	$887,150			$834,064			$837,368

Liabilities and
Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$133,412	342	0.26%	$114,301	204	0.18%	$104,202	165	0.16%
Savings	129,301	238	0.18	122,710	225	0.18	122,652	222	0.18
Money Market	138,782	369	0.27	143,644	362	0.25	151,338	355	0.23
Time Deposits	160,634	1,862	1.16	141,040	1,493	1.06	151,730	1,601	1.06
Total Interest-Bearing Deposits	562,129	2,811	0.44	521,695	2,284	0.44	529,922	2,343	0.44

Borrowings	51,658	563	1.09	55,214	586	1.06	52,588	372	0.71
Total Interest-Bearing Liabilities	613,787	3,374	0.55	576,909	2,870	0.50	582,510	2,715	0.47

Noninterest-Bearing Liabilities	181,100			167,804			169,696
Total Liabilities	794,887			744,713			752,206

Stockholders' Equity	92,263			89,351			85,162
Total Liabilities and
Stockholders' Equity	$887,150			$834,064			$837,368

Net Interest Income		$29,645			$29,752			$29,854

Net Interest Rate Spread (1)			3.44%			3.68%			3.69%
Net Interest-Earning Assets (2)	$214,100			$202,615			$199,558
Net Interest Margin (3)			3.58			3.82			3.82
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			134.88			135.12			134.26

_________

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 34%.

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

	(Dollars in thousands)
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Compared To			Compared To
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$469	$(474)	$(5)	$17	$-	$17
Investment Securities:
Taxable	442	(149)	293	4	275	279
Tax-Exempt	(62)	(123)	(185)	(144)	(8)	(152)
Other Interest-Earning Assets	294	-	294	9	(100)	(91)
Total Interest-Earning Assets	1,143	(746)	397	(114)	167	53

Interest Expense:
Deposits	199	328	527	(59)	-	(59)
Borrowings	(40)	17	(23)	22	192	214
Total Interest-Bearing Liablities	159	345	504	(37)	192	155
Change in Net Interest Income	$984	$(1,091)	$(107)	$(77)	$(25)	$(102)

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at December 31, 2017, to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due, from banks, which totaled $20.6 million at December 31, 2017. Unpledged securities, which provide an additional source of liquidity, totaled $32.3 million. In addition, at December 31, 2017, the Company had the ability to borrow up to $298.4 million from the FHLB of Pittsburgh, of which $38.3 million was outstanding and $56.3 million was utilized toward standby letters of credit. The Company also has the ability to borrow up to $89.1 million from the Federal Reserve Bank through its Borrower-In-Custody line of credit agreement and $40.0 million from multiple line of credit arrangements with various banks, none of which were outstanding.

At December 31, 2017, the Company had funding commitments totaling $180.8 million, consisting primarily of commitments to originate loans, unused lines of credit and letters of credit.

At December 31, 2017, certificates of deposit due within one year of that date totaled $62.2 million, or 37.8% of total certificates of deposit. If these certificates of deposit do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience, that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the year ended December 31, 2017, the Company originated $252.5 million in loans compared to $197.8 million for the year ended December 31, 2016.

The Company is a separate legal entity from Community Bank and must provide for its own liquidity to pay dividends to shareholders and for other corporate purposes. At December 31, 2017, the Company (on an unconsolidated basis) had liquid assets of $1.9 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2017, we exceeded all of our regulatory capital requirements. Accordingly, Community Bank was categorized as well-capitalized at December 31, 2017, and December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital ratios are presented in the following table. The Company’s capital ratios are comparable to those shown for the Bank.

	(Dollars in thousands)
	December 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$84,599	12.22%	$81,845	13.38%
For Capital Adequacy Purposes	31,159	4.50	27,533	4.50
To Be Well Capitalized	45,008	6.50	39,770	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	84,599	12.22	81,845	13.38
For Capital Adequacy Purposes	41,546	6.00	36,711	6.00
To Be Well Capitalized	55,395	8.00	48,947	8.00

Total Capital (to Risk-Weighted Assets)
Actual	93,257	13.47	89,497	14.63
For Capital Adequacy Purposes	55,395	8.00	48,947	8.00
To Be Well Capitalized	69,243	10.00	61,184	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	84,599	9.27	81,845	9.80
For Capital Adequacy Purposes	36,492	4.00	33,390	4.00
To Be Well Capitalized	45,616	5.00	41,738	5.00

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

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. The following tables present certain of our contractual obligations at December 31, 2017.

	(Dollars in thousands)
	Payment Due by Period
		Less Than	More Than	More Than
		Or Equal to	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Certificates of deposit	$164,301	$62,153	$74,641	$19,657	$7,850
Borrowings	64,105	44,105	12,000	8,000	-
Operating lease obligations	1,521	399	426	197	499
Total	$229,927	$106,657	$87,067	$27,854	$8,349

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

General. The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the Company’s most significant form of market risk is interest rate risk. The Company’s assets, consisting primarily of mortgage loans, have longer maturities than its liabilities; consisting primarily of deposits. As a result, a principal part of its business strategy is to manage interest rate risk and reduce the exposure of net interest income to changes in market interest rates. Accordingly, the Company’s board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in the Company’s assets and liabilities, for determining the level of risk that is appropriate given the Company’s business strategy, operating environment, capital, liquidity and performance objectives; and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a monthly basis and the Asset/Liability Management Committee meets on a monthly basis to review its asset/liability policies and position and interest rate risk position, and to discuss and implement interest rate risk strategies.

Economic Value of Equity. The Company monitors interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of its assets and liabilities (its economic value of equity, or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist the Company in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within the Company’s policy guidelines.

The table below sets forth, as of December 31, 2017, the estimated changes in EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	(Dollars in thousands)
				EVE as a Percent of
	Economic Value of Equity			Portfolio Value of Assets			Earnings at Risk
Change in Interest Rates	Dollar	Dollar	Percent				Dollar	Percent
in Basis Points ("bp")	Amount	Change	Change	NPV Ratio	Change		Change	Change
+300 bp	$93,507	$(18,463)	(16.5)%	10.96%	(120	)bp	$(148)	(0.5)%
+200 bp	102,226	(9,744)	(8.7)	11.67	(49)		1,000	3.1
+100 bp	108,448	(3,522)	(3.1)	12.06	(10)		1,138	3.5
Flat	111,970	-	-	12.16	-		-	-
-100 bp	114,084	2,114	1.9	12.11	(5)		(1,741)	(5.4)

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in EVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE tables presented assume that the composition of the Company’s interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE tables provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and will differ from actual results. EVE calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of the Company’s loans, deposits and borrowings.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017, is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2017, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Board Committees

The following table identifies the Board’s standing committees and their members as of December 31, 2017. All members of each committee are independent in accordance with the listing requirements of the NASDAQ Stock Market. Each committee operates under a written charter that is approved by the Board and that governs its composition, responsibilities and operation. Each committee reviews and reassesses the adequacy of its charter at least annually. The charter of each committee is available at the Investor Relations section of the Bank’s website (www.communitybank.tv).

Director	Audit Committee	Compensation Committee	Nominating/ Corporate Governance Committee
Karl G. Baily	Vice Chairman		X
Richard B. Boyer
Mark E. Fox	Chairman	X	X
William C. Groves	X		Chairman
Charles R. Guthrie, CPA	X	Chairman	X
Joseph N. Headlee		X	Vice Chairman
John J. LaCarte	X	Vice Chairman	X
Barron P. McCune, Jr.
Patrick G. O’Brien
David F. Pollock		X	X
Ralph J. Sommers, Jr.
John M. Swiatek		X	X
Number of meetings in fiscal 2017	9	2	1

Audit Committee

The Audit Committee is responsible for providing oversight relating to our consolidated financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the Board. The Audit Committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Company’s Board has designated Charles R. Guthrie, CPA as an “audit committee financial expert” under the rules of the Securities and Exchange Commission.

Compensation Committee

The Compensation Committee approves the compensation objectives for the Company and the Bank, establishes the compensation for the Company’s and Bank’s executive management and conducts the performance review of the Chief Executive Officer. The Compensation Committee reviews and evaluates all components of compensation, including salaries, cash incentive plans, long-term incentive plans and various employee benefit matters. The Compensation Committee also administers and has discretionary authority over the issuance of equity awards under the Company’s equity incentive plan. Decisions by the Compensation Committee with respect to the compensation of executive officers, except for the issuance of equity awards, are approved by the full Board. The Committee also assists the Board in evaluating potential candidates for executive positions. With respect to other executive officers, the Chief Executive Officer recommends their annual compensation based on both individual and company-wide performance, subject to review and approval of the Compensation Committee and the Board. In addition, the Compensation Committee may delegate to management certain of its duties and responsibilities, including the adoption, amendment, modification or termination of the Bank’s tax-qualified retirement plans and health and welfare plans. The Compensation Committee also reviews the form and amount of compensation paid to our non-management directors from time to time.

The Compensation Committee has sole authority and responsibility under its charter to approve the engagement of any compensation consultant it uses and the fees for those services. The Compensation Committee did not engage the services of a compensation consultant during 2017.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee assists the Board in: (i) identifying individuals qualified to become Board members, consistent with criteria approved by the Board; (ii) recommending to the Board the director nominees for the next annual meeting; (iii) implementing policies and practices relating to corporate governance, including implementation of and monitoring adherence to corporate governance guidelines; (iv) leading the Board in its annual review of the Board’s performance; and (v) recommending director nominees for each committee.

Consideration of Stockholder Recommendations. It is the policy of the Nominating/Corporate Governance Committee to consider director candidates recommended by stockholders who appear to be qualified to serve on the Company’s Board. The Nominating/Corporate Governance Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the Board and the Nominating/Corporate Governance Committee does not perceive a need to increase the size of the Board. In order to avoid the unnecessary use of the Nominating/Corporate Governance Committee’s resources, the Nominating/Corporate Governance Committee will consider only those director candidates recommended in accordance with the procedures set forth below.

Procedures to be Followed by Stockholders. To submit a recommendation of a director candidate to the Nominating/Corporate Governance Committee, a stockholder should submit the following information in writing, addressed to the Chairman of the Nominating/Corporate Governance Committee, care of the Corporate Secretary, at the main office of the Company:

1.	The name of the person recommended as a director candidate;

2.	All information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934;

3.	The written consent of the person being recommended as a director candidate to being named in the proxy statement as a nominee and to serving as a director if elected;

4.	As to the stockholder making the recommendation, the name and address of such stockholder as they appear on the Company’s records; provided, however, that if the stockholder is not a registered holder of the Company’s common stock, the stockholder should submit his or her name and address along with a current written statement from the record holder of the shares that reflects ownership of the Company’s common stock; and

5.	A statement disclosing whether such stockholder is acting with or on behalf of any other person and, if applicable, the identity of such person.

In order for a director candidate to be considered for nomination at the Company’s annual meeting of stockholders, the recommendation must be received by the Nominating/Corporate Governance Committee at least 120 calendar days before the date the Company’s proxy statement was released to stockholders in connection with the previous year’s annual meeting, advanced by one year.

Code of Ethics and Business Conduct

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available on the Investor Relations section of the Bank’s website (www.communitybank.tv).

Directors

The Board of Directors consists of 12 members. The Board is divided into three classes, each with three-year staggered terms, with approximately one-third of the directors elected each year.

The following directors have terms ending in 2018:

Karl G. Baily. Mr. Baily, age 66, has served as a director since 1996. He retired as President of Caldwell Banker Baily Real Estate and Vice President of Baily Insurance Agency, Inc. in 2012.

Mr. Baily provides the board of directors with long-standing knowledge of the local real estate market and the local community.

Barron P. McCune, Jr. Mr. McCune, age 64, has served as a director since 1992. He served as President of Community Bank from 1999 to 2017, as Chief Executive Officer of Community Bank since 2005 and Vice Chairman since 2006. Before joining Community Bank in 1992, Mr. McCune practiced law for 20 years and performed legal work for the Bank. He holds a bachelor’s degree from Duke University and a law degree from the University of Denver School of Law.

Mr. McCune’s long history of service to Community Bank and his legal knowledge are valuable assets to the board of directors.

Ralph J. Sommers, Jr. Mr. Sommers, age 78, has served as a director since 1983 and as Chairman of the Board since 1999. He previously served as Chief Executive Officer of Community Bank from 1982 to 2005.

Mr. Sommers’ long history with Community Bank and his knowledge of its market area are valuable assets to the board of directors.

John M. Swiatek. Mr. Swiatek, age 60, served as a director of FedFirst since 2010. He is currently a partner in the Swiatek Melone Group, a strategic marketing, communications and public relations practice. Previously, he served as Managing Director of Innovation Sports & Entertainment, a division of The Innovation Group. Before joining The Innovation Group in 2011, he was the Director of the Sports, Entertainment and Marketing division of GSP Consulting Corporation. Mr. Swiatek also co-founded and served as the President and Managing Partner of the Washington Wild Things, a minor league professional baseball team in Washington, Pennsylvania, from 2001 until 2009.

Mr. Swiatek brings to the board of directors extensive business background in finance, management and marketing. In addition, he is familiar with our market areas as well as the surrounding greater Pittsburgh metropolitan area.

The following directors have terms ending in 2019:

Richard B. Boyer. Mr. Boyer, age 59, served as a director of FedFirst since 2002. He has been the President of Exchange Underwriters, Inc. since 1989.

As President of Exchange Underwriters, Mr. Boyer brings to the board of directors knowledge of the insurance industry and the operations of Exchange Underwriters, which he has managed for over 25 years.

Charles R. Guthrie, CPA. Mr. Guthrie, age 58, has served as a director since 2005. He is the President of Guthrie Belczyk and Associates, P.C., an accounting firm. Until 2012, Mr. Guthrie served as a registered representative of LPL, an investment company. Mr. Guthrie has been a Certified Public Accountant since 1982. He serves on committees of various community organizations in Community Bank’s local market area.

Mr. Guthrie’s expertise in accounting and corporate management and his community involvement are valuable assets to the board of directors.

Joseph N. Headlee. Mr. Headlee, age 68, has served as a director since 2002. He is a partner in Wayne Lumber Company and in Headlee Partnership. He has held these positions since 1982 and 1980, respectively. Mr. Headlee also has served as Treasurer of Franklin Township Sewage Authority.

Mr. Headlee brings to the board of directors experience in business management and marketing and familiarity with Community Bank’s market area.

Patrick G. O’Brien. Mr. O’Brien, age 56, served as a director of FedFirst since 2009. He became President of Community Bank in 2017. Before joining Community Bank in 2014, Mr. O’Brien was FedFirst’s President and Chief Executive Officer in 2009 to 2014 and served as Executive Vice President and Chief Operating Officer of FedFirst from 2005 to 2009. Before joining FedFirst, he served as Regional President and Senior Lender – Commercial Lending with WesBanco Bank, Inc., Washington, Pennsylvania, from 2002 to 2005. Before serving with WesBanco Bank, he was Senior Vice President of Commercial Lending with Wheeling National Bank from 1999 to 2002, and Vice President and District Manager (Retail Banking) at PNC from 1993 to 1999.

As FedFirst’s former President and Chief Executive Officer, Mr. O’Brien brings to the board of directors knowledge of FedFirst’s operations, extensive experience in community banking and familiarity with our market area.

The following directors have terms ending in 2020:

Mark E. Fox. Mr. Fox, age 59, has served as a director since 1998. Mr. Fox has more than 35 years’ experience as the owner and manager of Fox Ford, Inc., a local car dealership. Since 2013, he has served as the President of Fox Ford, Inc. Before that time, he served as Vice President of Fox Ford, Inc. He holds a bachelors’ degree in accounting and a MBA degree.

Mr. Fox’s experience in managing a local business provides the board of directors with insight into economic and business trends in Community Bank’s market area.

William C. Groves. Mr. Groves, age 76, has served as a director since 1996. Since 1980 he has served as the President of Haulit Trucking, Inc. Mr. Groves is also a township supervisor of Cumberland Township, a position he has held since 2003.

Mr. Groves’s experience in managing a local business and his long standing ties to the local community provide the board of directors with valuable insight on Community Bank’s local market area.

John J. LaCarte. Mr. LaCarte, age 51, served as a director of FedFirst Financial Corporation (“FedFirst”) since 1998 and served as FedFirst’s Chairman of the Board since 2004. He is the President of LaCarte Development Company and LaCarte Enterprises, Inc., the holding company of Model Dry Cleaners, LLC, Model Uniforms, LLC and Model Apparel, LLC.

Mr. LaCarte brings to the board of directors entrepreneurial and business management experience from successfully managing a business with over 25 locations in Pennsylvania and Ohio and 300 employees. In addition, as a lifelong resident of the area and owner of a local business based in Washington County, he offers the board of directors significant knowledge related to the local business, market area and retail environment. Mr. LaCarte’s career as a small business owner also provides organizational understanding and management expertise.

David F. Pollock. Mr. Pollock, age 63, has served as a director since 2006. Mr. Pollock has been a practicing attorney for over 33 years. He is a Managing Partner in the law firm of Pollock Morris, LLC and, since 2008, has been a Managing Partner of P&S Development, LLC, a real estate development company.

Mr. Pollock’s legal knowledge and real estate development experience in Community Bank’s market area significantly contribute to the depth of the board of directors.

Executive Officers Who Are Not Directors

Below is information regarding our executive officers who are not directors of the Company or the Bank. Each individual has held his current position for at least the last five years, unless otherwise stated. The ages presented are as of December 31, 2017.

Kevin D. Lemley, CPA. Mr. Lemley, age 63, has been employed by CB Financial since December 2011 and serves as Executive Vice President and Chief Financial Officer. From 2010 to 2011, he served as Senior Vice President and Chief Credit Administration Officer of Centra Bank, Inc. From 1999 to 2010, he served as Senior Vice President and Chief Financial Officer of Centra Bank, Inc.

Ralph Burchianti. Mr. Burchianti, age 62, has been employed by CB Financial since August 1985 and serves as Executive Vice President – Chief Credit Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These individuals are required by regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in the Company’s common stock during the fiscal year ended December 31, 2017.

ITEM 11.	Executive Compensation

The following table sets forth the compensation received by individuals who served as directors, and who were not also named executive officers, of the Company during the fiscal year ended December 31, 2017.

	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Karl G. Baily	$26,400	$23,063	$6,924	$—	$2,640		$59,027
Mark E. Fox	38,400	23,063	6,924	—	2,640		71,027
William C. Groves	35,400	23,063	6,924	—	2,640		68,027
Charles R. Guthrie, CPA	29,400	23,063	6,924	—	2,640		62,027
Joseph N. Headlee	26,400	23,063	6,924	—	2,640		59,027
John J. LaCarte	26,400	23,063	6,924	—	2,640		59,027
David F. Pollock	29,400	23,063	6,924	—	2,640		62,027
Ralph J. Sommers, Jr.	38,400	23,063	6,924	—	60,236	(3)	128,622
John M. Swiatek	26,400	23,063	6,924	—	2,640		59,027

__________________

(1)	Reflects the aggregate grant date fair value for restricted stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718 – Share Based Payment, based on the closing price of the Company’s common stock on the grant date ($30.75 per share on December 15, 2017). Restricted stock awards vest on December 15, 2018. As of December 31, 2017, each listed director had an outstanding stock award for 750 shares. See “Executive Compensation – Equity Incentive Plan.”
(2)	Reflects the aggregate grant date fair value for stock options computed in accordance with FASB ASC Topic 718, using the binomial option pricing model to estimate the fair value of stock option awards. Stock option awards vest in five approximately equal installments, with the first vesting occurring on December 15, 2018. As of December 31, 2017, each listed director had an outstanding option award for 1,115 shares. See “Executive Compensation – Equity Incentive Plan.”
(3)	Includes salary ($50,000) and bonus ($2,200) paid in accordance with the employment agreement between Community Bank and Mr. Sommers. See “Executive Compensation – Employment Agreements.”

The amounts reflected in the “Stock Awards” and “Option Awards” columns of the above table represent the grant date fair value of the awards issued to the listed directors under the CB Financial Services, Inc. 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”), as determined in accordance with applicable accounting standards. Although the full grant date fair value of the stock option awards is reflected in the above table, the actual value of the stock options, if any, realized by a director will depend on the extent to which the market value of the Company common stock exceeds the exercise price of the stock option on the date of exercise. Accordingly, there is no assurance that the value realized by a director will be at or near the estimated value reflected in the above table.

Summary Compensation Table. The following information is furnished for the principal executive officer of the Company or its subsidiaries and the two most highly-compensated executive officers (other than the principal executive officer) of the Company and its subsidiaries whose total compensation for the fiscal year ended December 31, 2017, exceeded $100,000. These individuals are sometimes referred to in this proxy statement as the “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation (2)	Total
Barron P. McCune, Jr.	2017	$363,960	$42,024	$23,063	$ ―	$75,482	$504,529
Vice Chairman &	2016	353,760	23,800	10,210	20,503	75,733	485,006
Chief Executive Officer	2015	333,760	32,000	15,998	59,700	75,572	517,030

Patrick G. O’Brien	2017	$257,861	$30,943	$ ―	$25,461	$43,466	$357,731
President	2016	250,350	17,525	7,512	17,094	42,810	335,291
	2015	238,500	23,835	11,926	49,750	41,758	365,769

Richard B. Boyer	2017	$251,396	$44,186	$23,063	$10,495	$66,063	$395,203
Vice President of	2016	242,439	―	13,225	10,276	66,416	332,356
Insurance Operations	2015	223,554	47,531	16,688	29,850	61,871	379,494

(1)	These amounts represent the grant date fair value of the awards issued to the named executive officers under the 2015 Equity Incentive Plan, as determined in accordance with applicable accounting standards. Although the full grant date fair value of the stock option awards is reflected in the above table, the actual value of the stock options, if any, realized by the named executive officers will depend on the extent to which the market value of the Company common stock exceeds the exercise price of the stock option on the date of exercise. Accordingly, there is no assurance that the value realized by a named executive officer will be at or near the estimated value reflected in the above table.

(2)	The following table details the amounts reported in the “All Other Compensation” column for 2017. The table may exclude perquisites which did not exceed $10,000 in the aggregate for each named executive officer.

	Mr. McCune	Mr. O’Brien	Mr. Boyer
Employer contributions to 401(k) plan	$34,450	$13,250	$13,250
Supplemental retirement plan contribution	9,547	—	—
Imputed income on split dollar life insurance	366	—	1,234
Director fees	26,400	26,400	26,400
Total	70,763	39,650	40,884

Employment Agreements. Community Bank has entered into employment agreements with Messrs. Sommers, McCune, O’Brien and Boyer (referred to below as the “executives” or “executive”). Exchange Underwriters, Inc. is also a party to the employment agreement with Mr. Boyer. The employment agreements have a term that begins October 31, 2014 and continues 36 months after May 1, 2015. On each anniversary date (which is defined as May 1 of each calendar year), each employment agreement will extend for one year such that the remaining term will be for 36 months thereafter, provided that disinterested members of the Bank’s board of directors conduct a comprehensive performance evaluation of the executive and affirmatively approve the extension.

Each employment agreement provides for an annual base salary rate of $50,000, $320,000, $238,350 and $190,000 for Messrs. Sommers, McCune, O’Brien and Boyer, respectively. In addition to base salary, each executive (except Mr. Boyer) is entitled to participate in bonus programs and benefit plans that are made available by the Bank to management employees. In lieu of participating in the Bank’s bonus programs, Mr. Boyer is entitled to receive: (i) 25% of all first year commissions generated by any salesperson of Exchange Underwriters, Inc. (including himself) from the sales of new insurance policies, which the commissions earned will be paid on a monthly basis; and (ii) an annual bonus equal to 20% of the year-over-year growth in Exchange Underwriters, Inc.’s annual audited net income, excluding any net income effect from the completion of any agency acquisition.

Each executive will be reimbursed for all reasonable business expenses incurred. Moreover, Messrs. Sommers, McCune and O’Brien are entitled to use of a company-purchased automobile and will be reimbursed for all operating expenses of the automobile. Community Bank will also make a taxable annual contribution of $9,547 to a non-qualified supplemental retirement program for the benefit of Mr. McCune.

In the event of the executive’s involuntary termination of employment for reasons other than cause, disability or death, or if the executive resigns during the term of the employment agreement for “good reason,” Community Bank will provide the executive with the following severance benefits:

•	continued base salary payments (at the rate in effect as of the date of determination) for the greater of 12 months or the remaining term of the employment agreement, payable in accordance with regular payroll practices; and

•	continued life insurance and non-taxable medical and dental coverage, which will end upon the earlier of the completion of the remaining term of the employment agreement or the date on which the executive receives substantially similar benefits from another employer.

For purposes of the employment agreements, “good reason” is defined as: (i) a material reduction in the executive’s base salary or benefits (other than a reduction that is part of a good faith, overall reduction applicable to all employees); (ii) a material reduction in the executive’s authorities, duties or responsibilities; or (iii) a material breach of the employment agreement by the Bank.

Upon the occurrence of the executive’s termination for any reason (other than for cause) on or after the effective time of a change in control of the Company or Community Bank, then in lieu of the severance benefits immediately above, the Bank or any successor will provide the executive with the following severance benefits:

•	a benefit equal to three times the executive’s highest annual rate of base salary earned during the calendar year of the executive’s date of termination or either of the three calendar years immediately preceding the date of termination, payable in equal installments according to regular payroll practices; and

•	continued life insurance and non-taxable medical and dental coverage until the earlier of: (i) three years after the executive’s date of termination; or (ii) the date on which the executive receives substantially similar benefits from another employer.

Upon any termination of employment (except following a change in control), each executive is required to adhere to non-competition and non-solicitation covenants for one year.

Non-Equity Bonus Program. Community Bank maintains a bonus program designed to align the interests of employees of Community Bank with the overall performance of CB Financial and the Bank. Employees selected by the board of directors are eligible to participate in the bonus program. Each employee’s bonus amount is designated as a percentage of base salary, and is determined based on the satisfaction of objective performance targets related to the Bank’s net income and net loan growth (which is determined based on the percentage increase in net loans from the prior fiscal year). For the 2017 plan year, the Compensation Committee established performance targets related to net income and net loan growth set forth in the following matrix, with the percentage amounts (based on the satisfaction of the applicable performance targets) representing the percentage of the employee’s base salary for purposes of determining his or her bonus:

	Net Loan Growth
Net Income	0%	4%	8%	12%	16%
$7,047	—	0.6%	1.2%	2.4%	3.6%
$7,197	0.6%	1.2%	2.4%	3.6%	4.8%
$7,347	1.2%	2.4%	3.6%	4.8%	6.0%
$7,497	2.4%	3.6%	4.8%	6.0%	7.2%
$7,647	3.6%	4.8%	6.0%	7.2%	8.4%

For calculation purposes in 2017, net income was approximately $7.1 million (as adjusted for merger expenses and changes in the federal tax code) and net loans increased approximately 12%. As a result, based on the matrix above, each employee earned a bonus equal to 3% of base salary within the matrix. At their discretion, the Board of Directors approved an employee bonus equal to 5% of base salary, which was paid in January 2018.

Split Dollar Agreements. Community Bank has entered into split dollar life insurance agreements with each of Messrs. Sommers and McCune. Under each agreement, the executive’s designated beneficiary will be entitled to share in the proceeds under a life insurance policy owned by the Bank on the life of the executive. The death benefit payable to each executive is $200,000, provided, however that the death benefit must not exceed the executive’s net-at-risk portion of the proceeds (which is the difference between the cash surrender value of the policy and the total proceeds payable under the policy upon the death of the insured). If the executive’s termination occurs subsequent to a change in control of Community Bank, the executive will be 100% vested in his death benefit. The Bank is the sole beneficiary of any death proceeds remaining after the executive’s death benefit has been paid to his designated beneficiary.

Community Bank also has assumed the split dollar life insurance agreement between First Federal Savings Bank and Mr. Boyer in connection with the Company’s merger with FedFirst. This agreement provides Mr. Boyer with a cash payment if he dies while in service with the Bank. Under the terms of the agreement, the Bank is the owner of and pays all the premiums on the life insurance policy under which Mr. Boyer is insured. Under the agreement, upon Mr. Boyer’s death his designated beneficiary is entitled to $1,000,000 if he dies before age 65 and $500,000 if he dies after age 65. The Bank is entitled to any remaining insurance proceeds. If Mr. Boyer terminates his employment before attaining his normal retirement age, his division of the insurance proceeds will be prorated based on his years of service with the Bank.

401(k) Plan. Community Bank maintains the 401(k) Profit Sharing Plan, a tax-qualified defined contribution retirement plan (the “401(k) Plan”), for all employees who have satisfied the 401(k) Plan’s eligibility requirements. Each eligible employee can begin participating in the 401(k) Plan on the first day of the calendar quarter following the attainment of age 18 and completion of six months of service.

A participant may contribute up to 100% of his or her compensation to the 401(k) Plan on a pre-tax or post-tax (referred to as a “Roth” contribution) basis, subject to the limitations imposed by the Internal Revenue Code. For 2017, the salary deferral contribution limit is $18,000 provided, however, that a participant over age 50 may contribute an additional $6,000 to the 401(k) Plan. Each plan year, Community Bank makes a matching contribution, based on each participant’s salary deferral contribution. The matching contribution formula is currently a 25% match of employee 401(k) Plan deferrals (if any) up to the first 4% of compensation deferred. In addition to salary deferral contributions, the 401(k) Plan provides that the Bank will make a safe harbor employer contribution to each eligible participant’s account equal to 3% of the participant’s compensation earned during the plan year (referred to as a “safe harbor contribution”). A participant is always 100% vested in his or her salary deferral and safe harbor contributions.

In addition, for the 2017 plan year, Community Bank made a discretionary profit sharing contribution to each participant’s account in accordance with the following schedule:

For all employees who were participants in the Community Bank Pension Plan as of December 31, 2007.
Age 66 or older	1% of compensation
Age 51-65	9% of compensation
Age 45-50	7% of compensation
Age 40-44	5% of compensation
Age 35-39	3% of compensation
Age 34 and under	1% of compensation
All employees who were not participants in the Community Bank Pension Plan as of December 31, 2007 and all employees hired on or after January 1, 2007	1% of compensation

Each participant vests in his or her profit sharing contribution at a rate 20% per year such that the participant will become 100% vested upon the completion of five years of credited service. However a participant will immediately become 100% vested in any profit sharing contributions upon the participant’s death, disability or attainment of age 65 while employed with Community Bank.

Generally, a participant (or participant’s beneficiary upon death) may receive a distribution from his or her vested account at retirement, age 59½ (while employed with Community Bank), death, disability or termination of employment, which is payable in a lump sum. Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account balance among a variety of investment options available under the plan.

Outstanding Equity Awards at December 31, 2017. The following table sets forth information with respect to outstanding equity awards as of December 31, 2017, for the named executive officers. All equity awards reflected in this table were granted pursuant to the 2015 Equity Incentive Plan, described below.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested(2)	Market Value of Shares of Restricted Stock That Have Not Vested(3)
Barron P. McCune, Jr.	6,000	9,000	$22.25	12/16/2025	―	$	―
	842	3,368	26.45	12/16/2026	―		―
	―	3,280	30.75	12/15/2027	750		22,500

Patrick G. O’Brien	5,000	7,500	$22.25	12/16/2025	―		―
	702	2,808	26.45	12/16/2026	―		―
	―	4,100	30.75	12/15/2027	―		―

Richard B. Boyer	3,000	4,500	$22.25	12/16/2025	―		―
	422	1,688	26.45	12/16/2026	―		―
	―	1,690	30.75	12/15/2027	750		22,500

 __________________________________________

(1)	Options vest in five equal installments, commencing on December 15, 2018, December 16, 2017 and 2016, respectively.
(2)	Restricted stock awards become 100% vested on December 15, 2018.
(3)	Based on the $30.00 closing price of the Company’s common stock on December 31, 2017.

2015 Equity Incentive Plan.  At the 2015 annual meeting, the Company’s stockholders approved the 2015 Equity Incentive Plan to provide officers, employees and directors of the Company and Community Bank with additional incentives to promote the growth and performance of the Company. Subject to permitted adjustments for certain corporate transactions, the 2015 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 407,146 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, restricted stock awards and restricted stock units. Of this amount, the maximum number of shares of Company common stock that may be issued under the plan pursuant to the exercise of stock options is 271,431 shares, and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 135,715 shares (the “Restricted Stock Threshold Amount”). The Compensation Committee may issue restricted stock awards or restricted stock units that exceed the Restricted Stock Threshold Amount, provided that the number of shares of Company common stock that are reserved for issuance under the 2015 Equity Incentive Plan as stock options will be reduced by three shares of common stock for each restricted stock award or restricted stock unit that is issued in excess of the Restricted Stock Threshold Amount.

Employees and directors of the Company and its subsidiaries are eligible to receive awards under the 2015 Equity Incentive Plan, except non-employee directors may not be granted incentive stock options.  The 2015 Equity Incentive Plan will be administered by the members of the Compensation Committee.  The Compensation Committee may grant any of these types of awards subject to performance based vesting conditions. Such awards shall be referred to herein as “performance awards.” As of December 31, 2017, 5,991 stock options and 111,824 shares of restricted stock remain available for award from the 2015 Equity Incentive Plan.

The Compensation Committee shall specify the vesting schedule or conditions of each award. Unless the Compensation Committee specifies a different vesting schedule at the time of grant, awards under the 2015 Equity Incentive Plan, other than performance awards, shall be granted with a vesting rate not exceeding 20% per year, with the first installment vesting no earlier than one year after the date of grant of the award. If the vesting of an award under the 2015 Equity Incentive Plan is conditioned on the completion of a specified period of service with the Company or its subsidiaries, without the achievement of performance measures or objectives, then the required period of service for full vesting shall be determined by the Compensation Committee and evidenced in an award agreement. Notwithstanding anything to the contrary in the 2015 Equity Incentive Plan, except with respect to the deemed satisfaction of any performance conditions on a change in control, no award granted under the 2015 Equity Incentive Plan will vest in less than one year from the date of grant, unless due to death, disability or involuntary termination following a change in control. Vesting may be accelerated upon death, disability, or involuntary termination of employment or service following a change in control, or at the discretion of the Compensation Committee at any time after the first anniversary of the date of grant of an award.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company does not know of any person to be the beneficial owner of more than 5% of the Company’s outstanding common stock as of March 29, 2018.

The following table provides information as of March 29, 2018, about the shares of Company common stock that may be considered to be beneficially owned by each nominee for director, by each continuing director, by the executive officers named in the Summary Compensation Table and by all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown and none of the named individuals has pledged any of his shares.

Name	Number of Shares Owned		Percent of Common Stock Outstanding (1)

Directors:
Karl G. Baily	18,360	(2)(5)	*
Richard B. Boyer	21,996	(5)	*
Mark E. Fox	12,660	(3)(5)	*
William C. Groves	20,179	(4)	*
Charles R. Guthrie, CPA	12,895	(3)(5)	*
Joseph N. Headlee	23,800	(3)	*
John J. LaCarte	52,338	(3)	1.3%
Barron P. McCune, Jr.	68,697	(2)	1.7%
Patrick G. O’Brien	58,231	(5)	1.4%
David F. Pollock	36,285		*
Ralph J. Sommers, Jr.	22,540		*
John M. Swiatek	13,848	(5)	*

Executive Officers Who Are Not Directors:
Kevin D. Lemley, CPA	10,275	(2)(5)	*
Ralph Burchianti	60,370	(4)	1.5%

All Directors and Executive Officers as a Group (14 persons)	432,474		10.6%

__________________________________

*	Represents less than 1% of the Company’s outstanding shares.
(1)	Based on 4,096,452 shares of the Company’s common stock outstanding and entitled to vote as of March 29, 2018.
(2)	Includes shares owned indirectly through a spouse or child as follows: Mr. Baily – 400 shares, Mr. McCune – 5,330 shares and Mr. Lemley – 2,910 shares.
(3)	Includes shares held by a corporation or limited partnership as follows: Mr. Fox – 725 shares, Mr. Guthrie – 48 shares, Mr. Headlee – 5,000 shares and Mr. LaCarte – 19,090 shares.
(4)	Includes shares owned indirectly through an investment club as follows: Messrs. Groves and Burchianti – 220 shares each. The investment club, in which Messrs. Groves and Burchianti each has a 10% interest, owns a total of 2,200 shares.
(5)	Includes shares owned through a retirement account as follows: Mr. Baily – 1,850 shares, Mr. Boyer – 11,989 shares, Mr. Fox –5,318 shares, Mr. Guthrie – 5,667 shares, Mr. O’Brien – 19,694 shares, Mr. Swiatek – 6,334 shares and Mr. Lemley – 725 shares.

The following table provides information at December 31, 2017, for compensation plans under which equity securities may be issued.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (A))
	(A)	(B)	(C)
Equity compensation plans:
Approved by stockholders	263,640	$24.33	117,815 (1)

Not approved by stockholders	-	-	-
Total	263,640	$24.33	117,815

(1)	Represents 111,824 shares available under the 2015 Equity Incentive Plan that can be issued as restricted stock awards or units and 5,991 shares that can be issued as stock options. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

The Company’s Board of Directors currently consists of 15 members, all of whom are independent under the listing requirements of the NASDAQ Stock Market except for Richard B. Boyer, Barron P. McCune, Jr., Patrick G. O’Brien and Ralph J. Sommers, Jr., who are our employees. In determining the independence of directors, the Board considered the various deposit, loan and other relationships that each director has with the Bank, including loans and lines of credit outstanding to Mark Fox, Charles R. Guthrie, CPA, Joseph Headlee, John LaCarte and David Pollock or to their related entities, as well as the transactions disclosed under “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons”, but determined in each case that these relationships did not interfere with their exercise of independent judgment in carrying out their responsibilities as directors.

Board Leadership Structure and Board’s Role in Risk Oversight

Mr. Sommers serves as Chairman of the Board of Directors and Mr. McCune serves as Vice-Chairman of the Board of Directors. The Board of Directors believes this arrangement is appropriate given that more than a simple majority of the members of the Board of Directors are independent. The Board of Directors believes that the independent directors, working together, provide strong, independent oversight of the Company’s management and affairs. The Board of Directors has not designated a lead independent director.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. The Company faces a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the daily management of risks the Company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the Chairman of the Board meets regularly with management to discuss strategy and the risks facing the Company. Senior management attends the Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters. The independent members of the Board, working together, provide strong, independent oversight of the Company’s management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Transactions with Related Persons

Loans and Extensions of Credit. Federal law generally prohibits the Company from making loans to its executive officers and directors. However, there is a specific exemption from such prohibition for loans made by Community Bank to its executive officers and directors in compliance with federal banking regulations. Federal banking regulations generally require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. However, federal regulations allow financial institutions, such as Community Bank, to make loans to executive officers and directors at reduced interest rates if the loans are made under a benefit program that is generally available to all other employees and that does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Community Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of Community Bank’s board of directors.

The outstanding balance of loans extended by Community Bank to its executive officers and directors and related parties was $7.2 million at December 31, 2017. Such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Community Bank, and did not involve more than the normal risk of collectability or present other unfavorable features when made.

Other Transactions. Since January 1, 2017, there have been no transactions and there are no currently proposed transactions in which the Company or the Bank were or are to be a participant and the amount involved exceeds $120,000, and in which any of the Company’s executive officers and directors had or will have a direct or indirect material interest.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees. Baker Tilly Virchow Krause, LLP has served as the Company’s independent registered public accounting firm since October 1, 2014. The following table sets forth the fees that it billed to the Company for the fiscal years ended December 31, 2017 and 2016, respectively.

	Fiscal 2017	Fiscal 2016
Audit fees (1)	$123,500	$119,305
Audit-related fees (2)	36,949	17,943
Tax fees(3)	11,000	11,675
All other fees(4)	8,325	—

___________________

(1)	Includes fees for the audit of the annual consolidated financial statements, review of Annual Report on Form 10-K, and review of financial statements included in Forms 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Includes fees for review of Form S-4 in relation to pending merger with First West Virginia, audit of employee benefit plans and fees for consultation and review in connection with Sarbanes Oxley 404 compliance.
(3)	Includes fees for tax compliance services including preparation of federal and state tax returns and planning advice.
(4)	Includes fees for Cost Segregation Study engagement performed on RJ Sommers, Jr. Operations Center.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm. The Audit Committee has adopted a policy for approval of audit and permitted non-audit services by the Company’s independent registered public accounting firm. The Audit Committee will consider annually and approve the provision of audit services by the independent registered public accounting firm and, if appropriate, approve the provision of certain defined audit and non-audit services. The Audit Committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements.

Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its independent registered public accounting firm.

During the fiscal year ended December 31, 2017, all audit-related fees, tax fees, and all other fees set forth in the table above were approved by the Audit Committee.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The financial statements filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Statement of Financial Condition - December 31, 2017 and 2016;

(C)	Consolidated Statement of Income - years ended December 31, 2017, 2016 and 2015;

(D)	Consolidated Statement of Comprehensive Income - years ended December 31, 2017, 2016 and 2015;

(E)	Consolidated Statement of Changes in Stockholders’ Equity - years ended December 31, 2017, 2016 and 2015;

(F)	Consolidated Statement of Cash Flows - years ended December 31, 2017, 2016 and 2015; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)

3.2	Bylaws of CB Financial Services, Inc. (1)

4	Form of Stock Certificate of CB Financial Services, Inc. (1)

10.1	Employment Agreement by and between Community Bank and Barron P. McCune, Jr. (2)

10.2	Employment Agreement by and between Community Bank and Kevin D. Lemley (3)

10.3	Employment Agreement by and between Community Bank and Ralph Burchianti (4)

10.4	Employment Agreement by and between Community Bank and Ralph J. Sommers, Jr. (5)

10.5	Employment Agreement by and between Community Bank and Patrick G. O’Brien (1)

10.6	Employment Agreement by and among Community Bank, Exchange Underwriters, Inc., and Richard B. Boyer dated April 14, 2014 (1)

10.7	Split Dollar Life Insurance Agreement by and between Community Bank and Barron P. McCune, Jr., dated April 1, 2005 (1)

10.8	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)

10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph J. Sommers, Jr., dated April 1, 2005 (1)

10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002, by and between First Federal Savings Bank and Richard B. Boyer (6)

10.11	Amendment dated as of July 19, 2002, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (7)

10.12	Amendment dated as of September 13, 2005, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (8)

10.13	Lease Agreement dated as of June 1, 2012, by and between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer (9)

10.14	CB Financial Services, Inc., 2015 Equity Incentive Plan (10)

10.15	Agreement and Plan of Merger by and between CB Financial Services, Inc. and First West Virginia Bancorp, Inc. (11)

21	Subsidiaries

23	Consent of Baker Tilly Virchow Krause LLP

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196749).
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(4)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(5)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(6)	Incorporated herein by reference to Exhibit 10.11 to FedFirst Financial Corporation’s Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004.
(7)	Incorporated herein by reference to Exhibit 10.2 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(8)	Incorporated herein by reference to Exhibit 10.4 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(9)	Incorporated herein by reference to Exhibit 10.7 to FedFirst Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013.
(10)	Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 16, 2015.
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on November 16, 2017.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.

Date: March 28, 2018	By:	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Barron P. McCune, Jr	By:	/s/ Kevin D. Lemley
	Barron P. McCune, Jr.		Kevin D. Lemley
	Chief Executive Officer and		Executive Vice President and Chief Financial Officer
Vice Chairman
Date: March 28, 2018		Date: March 28, 2018

By:	/s/ Ralph J. Sommers, Jr.	By:	/s/ Karl G. Baily
	Ralph J. Sommers, Jr.		Karl G. Baily
	Director (Chairman of the Board)		Director
Date: March 28, 2018		Date: March 28, 2018

By:	/s/ Richard B. Boyer	By:	/s/ Mark E. Fox
	Richard B. Boyer		Mark E. Fox
	Director		Director
Date: March 28, 2018		Date: March 28, 2018

By:	/s/ William C. Groves	By:	/s/ Charles R. Guthrie
	William C. Groves		Charles R. Guthrie, CPA
	Director		Director
Date: March 28, 2018		Date: March 28, 2018

By:	/s/ Joseph N. Headlee	By:	/s/ John J. LaCarte
	Joseph N. Headlee		John J. LaCarte
	Director		Director
Date: March 28, 2018		Date: March 28, 2018

By:	/s/ Patrick G. O’Brien	By:	/s/ David F. Pollock
	Patrick G. O'Brien		David F. Pollock
	Director		Director
Date: March 28, 2018		Date: March 28, 2018

By:	/s/ John M. Swiatek
John M. Swiatek
Director
Date: March 28, 2018

CONSOLIDATED FINANCIAL STATEMENTS

Contents

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of CB Financial Services, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of CB Financial Services, Inc. and Subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania

We have served as the Company's auditor since 2006.

March 28, 2018

Consolidated Statement of Financial Condition

(Dollars in thousands, except per share and share data)

	December 31,
	2017	2016
ASSETS
Cash and Due From Banks:
Interest Bearing	$11,685	$7,699
Non-Interest Bearing	8,937	6,583
Total Cash and Due From Banks	20,622	14,282

Investment Securities Available-for-Sale	123,583	106,208
Loans, Net	735,596	674,094
Premises and Equipment, Net	16,712	14,132
Bank-Owned Life Insurance	19,151	18,687
Goodwill	4,953	4,953
Core Deposit Intangible	3,284	3,819
Accrued Interest and Other Assets	10,585	9,900
TOTAL ASSETS	$934,486	$846,075

LIABILITIES
Deposits:
Demand Deposits	$188,499	$165,400
NOW Accounts	145,183	105,962
Money Market Accounts	136,914	141,674
Savings Accounts	132,359	121,520
Time Deposits	164,301	155,028
Brokered Deposits	6,088	8,634
Total Deposits	773,344	698,218

Short-Term Borrowings	39,605	27,027
Other Borrowed Funds	24,500	28,000
Accrued Interest and Other Liabilities	3,781	3,361
TOTAL LIABILITIES	841,230	756,606

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,095,957 and 4,086,625 Shares Outstanding at December 31, 2017 and December 31, 2016, Respectively	1,818	1,818
Capital Surplus	42,089	41,863
Retained Earnings	55,280	51,713
Treasury Stock, at Cost (267,389 Shares at December 31, 2017 and 276,721 Shares at December 31, 2016)	(4,590)	(4,746)
Accumulated Other Comprehensive Loss	(1,341)	(1,179)
TOTAL STOCKHOLDERS' EQUITY	93,256	89,469
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$934,486	$846,075

Consolidated Statement of Income

(Dollars in thousands, except per share and share data)

	Years Ended December 31,
	2017	2016	2015
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$29,527	$29,576	$29,562
Federal Funds Sold	199	24	12
Investment Securities:
Taxable	1,531	1,238	959
Exempt From Federal Income Tax	892	1,014	1,115
Other Interest and Dividend Income	285	166	269
TOTAL INTEREST AND DIVIDEND INCOME	32,434	32,018	31,917

INTEREST EXPENSE
Deposits	2,811	2,284	2,343
Federal Funds Purchased	-	2	2
Short-Term Borrowings	82	73	83
Other Borrowed Funds	481	511	287
TOTAL INTEREST EXPENSE	3,374	2,870	2,715

NET INTEREST INCOME	29,060	29,148	29,202
Provision For Loan Losses	1,870	2,040	2,005
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,190	27,108	27,197

NONINTEREST INCOME
Service Fees on Deposit Accounts	2,482	2,414	2,586
Insurance Commissions	3,583	3,097	3,536
Other Commissions	452	448	514
Net Gains on Sale of Loans	458	659	358
Net Gains on Sale of Investments	199	168	-
Net Gains on Purchased Tax Credits	57	-	-
Income from Bank-Owned Life Insurance	464	478	474
Other	105	98	127
TOTAL NONINTEREST INCOME	7,800	7,362	7,595

NONINTEREST EXPENSE
Salaries and Employee Benefits	13,937	13,124	12,493
Occupancy	2,154	1,994	1,777
Equipment	1,919	1,739	1,645
FDIC Assessment	373	388	463
PA Shares Tax	749	720	679
Contracted Services	537	619	639
Legal Fees	436	505	495
Advertising	694	719	830
Bankcard Processing Expense	519	476	456
Other Real Estate Owned (Income)	(349)	(393)	(196)
Amortization of Core Deposit Intangible	535	535	535
Merger-Related	356	-	-
Other	3,312	3,352	3,113
TOTAL NONINTEREST EXPENSE	25,172	23,778	22,929

Income Before Income Taxes	9,818	10,692	11,863
Income Taxes	2,874	3,112	3,443
NET INCOME	$6,944	$7,580	$8,420

EARNINGS PER SHARE
Basic	$1.70	$1.86	$2.07
Diluted	1.69	1.86	2.07

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,088,191	4,081,247	4,071,855
Diluted	4,110,372	4,086,190	4,071,855

Consolidated Statement of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Net Income	$6,944	$7,580	$8,420
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available-for-Sale Securities Net of Income Tax (Benefit) of $98, ($846), and $5 for the Years Ended December 31, 2017, 2016, and 2015, Respectively	189	(1,643)	10
Reclassification Adjustment for Gains on Securities Included in Net Income, Net of Income Tax of $68 and $57 for the Years Ended December 31, 2017 and 2016, Respectively (1)	(131)	(111)	-
Other Comprehensive Income (Loss), Net of Income Tax (Benefit)	58	(1,754)	10
Total Comprehensive Income	$7,002	$5,826	$8,430

(1)	The gross amount of gains on securities of $199 and $168 for the years ended December 31, 2017 and 2016, respectively, are reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect of $68 and $57 for the years ended December 31, 2017 and 2016, respectively, are included in Income Taxes on the Consolidated Statement of Income.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands, except per share and share data)

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2014	4,363,346	$1,818	$41,762	$42,766	$(4,999)	$565	$81,912
Net Income	-	-	-	8,420	-	-	8,420
Other Comprehensive Income	-	-	-	-	-	10	10
Restricted Stock Awards Granted	-	-	(163)	-	163	-	-
Stock-Based Compensation Expense	-	-	15	-	-	-	15
Dividends Declared ($0.85 per share)	-	-	-	(3,461)	-	-	(3,461)
Treasury Stock Purchased, at Cost	-	-	-	-	-	-	-
December 31, 2015	4,363,346	1,818	41,614	47,725	(4,836)	575	86,896
Net Income	-	-	-	7,580	-	-	7,580
Other Comprehensive Loss	-	-	-	-	-	(1,754)	(1,754)
Restricted Stock Awards Granted	-	-	(104)	-	104	-	-
Stock-Based Compensation Expense	-	-	353	-	-	-	353
Dividends Declared ($0.88 per share)	-	-	-	(3,592)	-	-	(3,592)
Treasury Stock Purchased, at Cost (478 shares)	-	-	-	-	(14)	-	(14)
December 31, 2016	4,363,346	1,818	41,863	51,713	(4,746)	(1,179)	89,469
Net Income	-	-	-	6,944	-	-	6,944
Other Comprehensive Loss	-	-	-	-	-	58	58
Reclassification of the stranded tax effect related to deferred taxes for available-for-sale securities (1)	-	-	-	220	-	(220)	-
Restricted Stock Awards Granted	-	-	(142)	-	142	-	-
Stock-Based Compensation Expense	-	-	361	-	-	-	361
Exercise of Stock Options	-	-	7	-	24	-	31
Dividends Declared ($0.88 per share)	-	-	-	(3,597)	-	-	(3,597)
Treasury Stock Purchased, at Cost (318 shares)	-	-	-	-	(10)	-	(10)
December 31, 2017	4,363,346	$1,818	$42,089	$55,280	$(4,590)	$(1,341)	$93,256

(1)	This reclassification is the result of the Company’s early adopting of FASB ASU 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220). See Note 1 for additional information.

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net Income	$6,944	$7,580	$8,420
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	375	232	677
Depreciation and Amortization	2,499	3,092	2,572
Provision for Loan Losses	1,870	2,040	2,005
Income from Bank-Owned Life Insurance	(464)	(478)	(474)
Proceeds From Mortgage Loans Sold	20,252	22,838	58,607
Originations of Mortgage Loans for Sale	(19,794)	(22,179)	(20,123)
Gains on Sales of Loans	(458)	(659)	(358)
Gains on Sales of Investment Securities	(199)	(168)	-
(Gains) Losses on Sales of Other Real Estate Owned and Repossessed Assets	(379)	9	(285)
Noncash Expense for Stock-Based Compensation	361	353	15
(Increase) Decrease in Accrued Interest Receivable	(266)	(21)	116
Valuation Adjustment on Foreclosed Real Estate	-	(566)	-
Retirements of Premises and Equipment	152	-	-
(Decrease) Increase in Deferred Income Tax	(263)	(67)	(19)
(Decrease) Increase in Taxes Payable	(345)	(283)	3,071
Increase (Decrease) in Accrued Interest Payable	96	29	(43)
Other, Net	1,222	(1,181)	(2,618)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,603	10,571	51,563

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	14,363	63,958	37,204
Purchases of Securities	(44,664)	(77,868)	(28,276)
Proceeds from Sales of Securities	12,838	844	-
Investment Securities Held-to-Maturity:
Proceeds From Principal Repayments and Maturities	-	-	500
Net Increase in Loans	(64,522)	(3,943)	(38,165)
Purchase of Premises and Equipment	(3,845)	(2,541)	(604)
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	615	1,869	830
Decrease (Increase) in Restricted Equity Securities	(676)	160	(435)
NET CASH USED IN INVESTING ACTIVITIES	(85,891)	(17,521)	(28,946)

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	75,126	18,919	(18,195)
Net Increase (Decrease) in Short-Term Borrowings	12,578	(5,421)	(14,236)
Principal Payments on Other Borrowed Funds	(3,500)	-	(15,136)
Proceeds from Long-Term Borrowings	-	-	28,000
Cash Dividends Paid	(3,597)	(3,592)	(3,461)
Treasury Stock, Purchases at Cost	(10)	(14)	-
Exercise of Stock Options	31	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	80,628	9,892	(23,028)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,340	2,942	(411)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	14,282	11,340	11,751
CASH AND DUE FROM BANKS AT END OF YEAR	$20,622	$14,282	$11,340

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $2,713, $2,253 and $2,357 respectively)	3,278	2,841	2,759
Income taxes	3,250	2,720	2,268

Real estate acquired in settlement of loans	321	3,236	542
Transfer of real estate acquired in settlement of loans to premise and equipment	-	2,350	-

CB FINANCIAL SERVICES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc., and its wholly owned subsidiary, Community Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Exchange Underwriters, Inc. (“Exchange Underwriters”). CB Financial Services, Inc., and Community Bank are collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company derives substantially all its income from banking and bank-related services, which include interest earnings on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest earnings on investment securities and fees generated from deposit services to its customers. The Company provides banking services primarily to communities in Greene, Allegheny, Washington, Fayette and Westmoreland Counties located in southwestern Pennsylvania. The Company also conducts insurance brokerage activities through Exchange Underwriters.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2017 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statement of Financial Condition, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to fair value of investment securities available for sale, determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, other-than-temporary impairment evaluations of securities, the valuation of deferred tax assets and the valuation of goodwill impairment.

Revenue Recognition

Income on loans and investments is recognized as earned on the accrual method. Service charges and fees on deposit accounts are recognized at the time the customer account is charged. Gains and losses on sales of mortgages are based on the difference between the selling price and the carrying value of the related mortgage sold.

Exchange Underwriters records insurance commissions based on the method in which the policy is billed. For policies that Exchange Underwriters directly bills to policyholders, known as “agency billing,” income is recorded when billed. For policies a third-party insurance company directly bills to policyholders on behalf of Exchange Underwriters, known as “direct billing,” income is recorded as payments are received. Commissions are recorded net of cancellations.

Operating Segments

The Company evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that segment reporting information related to Exchange Underwriters was not required to be presented because the segment comprises less than 10% of total interest and noninterest income, and less than 10% of the combined assets of the Company.

An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company’s business activities are currently confined to one operating segment, which is community banking.

Cash and Due From Banks

Included in Cash and Due From Banks are required federal reserves of $3.3 million and $3.4 million at December 31, 2017 and 2016, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of cash on hand and/or balances maintained directly with the Federal Reserve Bank.

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intentions and ability, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and the ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and recognized as adjustments to interest income. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized securities gains and losses, if any, are computed using the specific identification method. Declines in the fair value of individual securities below amortized cost that are other than temporary will result in write-downs of the individual securities to their fair value. Any related write-downs will be included in earnings as realized losses. Interest and dividends on investment securities are recognized as income when earned.

Common stock of the Federal Home Loan Bank (“FHLB”) and of Atlantic Community Bankers’ Bank (“ACBB”) represent ownership in organizations that are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in ASC Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Included in accrued interest and other assets are FHLB stock of $4.3 million and $3.6 million at December 31, 2017 and 2016, respectively, and ACBB stock of $85,000 at December 31, 2017 and 2016.

The Company periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at December 31, 2017, and, therefore, determined that FHLB stock was not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

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

Residential mortgage and construction loans are typically longer-term loans and, therefore, generally present greater interest rate risk than the consumer and commercial loans. Under certain economic conditions, housing values may decline, which may increase the risk that the collateral values are not sufficient. Commercial real estate loans generally present a higher level of risk than loans secured by residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties, and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of commercial real estate loans is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. Commercial and industrial loans are generally secured by business assets, inventories, accounts receivable, etc., which present collateral risk. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan.

Accrual of interest on loans is generally discontinued when it is determined that a reasonable doubt exists as to the collectability of principal, interest, or both. Payments received on nonaccrual loans are recorded as income or applied against principal according to management’s judgment as to the collectability of such principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought, and current and future payments are reasonably assured.

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

In the normal course of business, the Company modifies loan terms for various reasons. These reasons may include a retention strategy to compete in the current interest rate environment, and to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered to be a troubled debt restructuring (“TDR”) when the Company has determined that the borrower is experiencing financial difficulties and the Company grants a concession to the borrower. The Company evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination a credit review is performed to assess the ability of the borrower to meet their obligations.

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

The performance and credit quality of the loan portfolio are also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance through a charge to the provision for loan losses.

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

The general component covers pools of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans. Management determines historical loss experience for each segment of loans using the two-year rolling average of the net charge-off data within each segment. Qualitative and environmental factors are also considered that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience, and include levels and trends in delinquency and impaired loans; levels and trends in net charge-offs, trends in volume and terms of loans; change in underwriting, policies, procedures, practices and key personnel; national and local economic trends; industry conditions, and effects of changes in high-risk credit circumstances. The qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in the portfolio and economy. An unallocated component is maintained to cover uncertainties that could affect the Company’s estimate of probable losses.

Loans that were acquired in the merger with FedFirst Financial Corporation were recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the acquired loans was estimated by management with the assistance of a third-party valuation specialist.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount, which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Generally, management considers all nonaccrual loans and certain renegotiated debt, when it exists, for impairment. The maximum period without payment that typically can occur before a loan is considered for impairment is 90 days. The past due status of loans receivable is determined based on contractual due dates for loan payments.

The Company grants commercial, residential, and other consumer loans to customers throughout Greene, Washington, Allegheny, Fayette and Westmoreland Counties in Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2017 and 2016, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is principally computed on the straight-line method over the estimated useful lives of the related assets, which range from three to seven years for furniture, fixtures and equipment, and 27.5 to 40 years for building premises. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease terms, which range from seven to fifteen years. Expenditures for maintenance and repairs are charged to expense when incurred while costs of major additions and improvements are capitalized.

Bank-Owned Life Insurance

The Company is the owner and beneficiary of bank-owned life insurance (“BOLI”) policies on certain employees. The earnings from the BOLI policies are recognized as a component of noninterest income. The BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs. However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Real Estate Owned

Real estate owned acquired in settlement of foreclosed loans is carried as a component of other assets at the lower of cost or fair value minus estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against noninterest expense. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. Real estate owned was $326,000 and $174,000 at December 31, 2017 and 2016, respectively. Of these amounts, $168,000 represent residential loans at December 31, 2017. Residential loans in process of foreclosure were $1.5 and $2.2 million at December 31, 2017 and 2016, respectively.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination, the term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date, and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion of all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized over their estimated useful lives which range from eight to thirteen years.

Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. We perform impairment testing during the fourth quarter of each year, or more frequently if impairment indicators exist. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary.

Determining the fair value of a reporting unit under the goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. However, future events could cause us to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Based on the fair value of the reporting unit that has goodwill, no impairment of goodwill was recognized in 2017, 2016 and 2015.

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

Earnings Per Share

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing the reported net income as the numerator and weighted average shares outstanding as the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any options, and convertible securities are adjusted for in the denominator. Treasury shares are not deemed outstanding for earnings per share calculations.

Stock-Based Compensation

In 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term financial success of the Company by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders through the ownership of additional common stock of the Company. The effective date of the Plan was May 20, 2015, which was the date the Plan satisfied the applicable stockholder approval requirement. The Plan shall remain in effect as long as any awards are outstanding, provided, however, that no awards may be granted under the Plan after the day immediately prior to the ten-year anniversary of the effective date of May 20, 2015. All of the Company’s directors and employees are eligible to participate in the Plan. The Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-qualified stock options or incentive stock options, restricted stock awards or restricted stock units. The Plan reserved an aggregate number of 407,146 shares, of which two-thirds of the shares (271,431) may be issued as stock options and one-third of the shares (135,715) may be issued as restricted stock awards or units. Restricted stock awards or units can be issued above the one-third threshold provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit granted above the one-third threshold.

ASC Topic 718, Compensation – Stock Compensation, requires recognizing the compensation cost in the financial statements for stock-based payment transactions. Stock option expense is measured based on the grant date fair value of the stock options issued. The per share fair value of stock options granted is calculated using the Black-Scholes-Merton option pricing model, using assumptions for expected life, expected dividend rate, risk-free interest rate and an expected volatility. The Company uses the simplified method to determine the expected term because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares have been publicly traded. The stock option exercise price is equal to the market value on the date of grant. Restricted stock award expense is measured based on the market price of the Company’s common stock at the date of the grant. Unrecognized compensation expense is recognized ratably over the remaining service period, generally defined as the vesting period, for all nonvested restricted stock awards and stock options. Restricted stock awards are typically granted with a one-year vesting period, and stock options are typically granted with a five-year vesting period and a vesting rate of 20% per year. The contractual life of stock options is typically 10 years from the date of grant.

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

Recent Accounting Standards

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income. Deferred tax asset (DTA) related to available for sale (AFS) securities gains/(losses) that were revalued as of December 31, 2017 (See Note 11 – Income Taxes) created a “stranded tax effects” in Accumulated Other Comprehensive Income (AOCI) due to the enactment of the Tax Cuts and Jobs Act (the Tax Act). The issue arose due to the nature of existing GAAP requiring recognition of tax rate change effects on the DTA revaluation related to AFS securities as an adjustment to income tax provision. Specifically, ASU 2018-02 permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. The adoption of ASU 2018-02 eliminates the stranded tax effects resulting from the Tax Act and improves the usefulness of information reported to financial statement users.

However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying GAAP guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update are optional and are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendment is permitted.

The Company early adopted the provisions of ASU 2018-02 effective December 31, 2017 and elected to record a reclassification adjustment of $220,000 from AOCI to retained earnings in the consolidated statements of stockholders’ equity for stranded tax effects resulting from enactment of the Tax Act. The amount of the reclassification was the difference between the 35 percent historical corporate tax rate and the newly enacted 21 percent corporate tax rate. See the consolidated statement of stockholders equity and Note 11 – Income Taxes for additional information.

In January 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 is intended to be effective with ASU 2016-02, as amended. The amendments in ASU 2018-01 are as follows: provide an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old lease standards; and clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the provisions of ASU 2016-02, but expects to report increased assets and liabilities as a result of reporting additional leases on the Company's consolidated financial condition or results of operations.

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

In March 2017, the FASB issued ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchases of Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchases of callable debt securities. The amendments shorten the amortization period of premiums on certain purchases of callable debt securities to the earliest call date. ASU 2017-08 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The Company is evaluating the provisions of ASU 2017-08 but believes that its adoption will not have a material impact on the Company's consolidated financial condition or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance, such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e., an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09. The guidance is effective for the Company’s financial statements beginning January 1, 2018. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income, and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently reviewing contracts to document the impact of the new guidance on our service offerings that are in the scope of the guidance included in non-interest income, such as insurance commission fees, deposit related fees and service charges, payment processing fees, trust services fees and brokerage services fees. The Company is defining the effect of the new guidance on revenue sources other than financial instruments on its consolidated financial condition or results of operations and will use modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented.

NOTE 2— PENDING MERGER

On November 16, 2017, the Company entered into a definitive merger agreement with First West Virginia Bancorp (“FWVB”), the holding company for Progressive Bank, N.A. (“PB”), a national association. Through the proposed merger, the Company anticipates future revenue and earnings growth from an expanded menu of financial services expanding the Company’s business footprint into the Ohio Valley. The merger will result in the addition of eight branches and expand the Company’s reach into West Virginia with seven branches and one branch in Eastern Ohio. In connection with the merger, the Company will issue approximately 1,317,647 shares of common stock and estimated cash consideration of $9.8 million. The merger estimated value is approximately $49.0 million. Completion of the merger is subject to the receipt of shareholder and regulatory approvals and other customary closing conditions.

Merger-related expenses are recorded in the Consolidated Statement of Income and include costs relating to the Company’s proposed acquisition of FWVB, as described above.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. As of December 31, 2017, there were $356,000 of merger related expenses recorded in the Consolidated Statement of Income.

As of December 31, 2017, FWVB had approximately $334 million of assets, $101 million of loans, and $281 million of deposits held across a network of 12 branches located in West Virginia.  Upon closing, the Company stockholders and FWVB stockholders will own approximately 76% and 24% of the combined company, respectively.

The merger will be accounted for as an acquisition in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. To the extent we do not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we will engage third-party valuation specialists to assist us in determining such values.

NOTE 3—EARNINGS PER SHARE

There are no convertible securities, which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Years Ended December 31,
	2017	2016	2015
Weighted-Average Common Shares Outstanding	4,363,346	4,363,346	4,363,346
Average Treasury Stock Shares	(275,155)	(282,099)	(291,491)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,088,191	4,081,247	4,071,855
Additional Common Stock Equivalents (Stock Options) Used to Calculate Diluted Earnings Per Share	22,181	4,943	-
Weighted-Average Common Shares and Common Stock
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,110,372	4,086,190	4,071,855

Earnings per share:
Basic	$1.70	$1.86	$2.07
Diluted	1.69	1.86	2.07

The dilutive effect on average shares outstanding is the result of stock options outstanding. For the years ended December 31, 2017 and 2016, respectively, options to purchase were 263,640 and 227,100 shares of common stock at a weighted average exercise price of $24.33 and $23.17 were outstanding. All stock options that were outstanding for the years ended December 31, 2017, and 2016 were included in the computation of diluted earnings per share. All stock options for the year ended December 31, 2015, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock for the period.

NOTE 4—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale as of December 31, 2017 and 2016, are as follows:

	(Dollars in thousands)
	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$67,603	$-	$(1,715)	$65,888
Obligations of States and Political Subdivisions	38,867	255	(134)	38,988
Mortgage-Backed Securities - Government-Sponsored Enterprises	17,123	-	(145)	16,978
Equity Securities - Mutual Funds	500	3	-	503
Equity Securities - Other	1,188	52	(14)	1,226
Total	$125,281	$310	$(2,008)	$123,583

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$67,944	$18	$(1,806)	$66,156
Obligations of States and Political Subdivisions	35,856	366	(487)	35,735
Mortgage-Backed Securities - Government-Sponsored Enterprises	2,588	31	-	2,619
Equity Securities - Mutual Funds	500	7	-	507
Equity Securities - Other	1,106	91	(6)	1,191
Total	$107,994	$513	$(2,299)	$106,208

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016:

	(Dollars in thousands)
	2017
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	7	$23,805	$(223)	16	$42,083	$(1,492)	23	$65,888	$(1,715)
Obligations of States and Political Subdivisions	20	10,061	(47)	9	4,397	(87)	29	14,458	(134)
Mortgage-Backed Securities - Government Sponsored Enterprises	9	16,978	(145)	-	-	-	9	16,978	(145)
Equity Securities - Other	5	458	(7)	1	53	(7)	6	511	(14)
Total	41	$51,302	$(422)	26	$46,533	$(1,586)	67	$97,835	$(2,008)

	2016
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	23	$62,853	$(1,806)	-	$-	$-	23	$62,853	$(1,806)
Obligations of States and Political Subdivisions	39	19,749	(485)	1	260	(2)	40	20,009	(487)
Equity Securities - Other	2	160	(6)	-	-	-	2	160	(6)
Total	64	$82,762	$(2,297)	1	$260	$(2)	65	$83,022	$(2,299)

For debt securities, the Company does not believe any individual unrealized loss as of December 31, 2017, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost and the financial condition of the issuer. The securities that are temporarily impaired at December 31, 2017 and 2016, relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

Investment securities available-for-sale with a carrying value of $83.8 million and $71.6 million at December 31, 2017 and 2016, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.

The scheduled maturities of investment securities available-for-sale at December 31, 2017, are summarized as follows:

	(Dollars in thousands)
	2017
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$923	$927
Due after One Year through Five Years	22,943	22,782
Due after Five Years through Ten Years	75,626	74,124
Due after Ten Years	25,789	25,750
Total	$125,281	$123,583

Equity securities – mutual funds and equity securities – other do not have a scheduled maturity date, but have been included in the due after ten years category.

There were no sales of available-for-sale investment securities during 2015. Sales of available-for-sale investment securities in 2017 and 2016 resulted in gross gains of $207,000 and $168,000, respectively, and in 2017, there were sales of available-for-sale investment securities sold at a gross loss for $8,000. This realized loss on the sale of securities was by design to mitigate risk and utilize the sale proceeds in higher yielding security purchases.

The following table shows the Company’s available-for-sale obligations of states and political subdivisions and their sources of repayment as of December 31, 2017 and 2016, respectively:

	(Dollars in thousands)
	2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General Obligation:
Pennsylvania Municipalities:
School	$29,671	$29,755	$29,206	$29,148
Public Improvement	3,095	3,103	3,504	3,462
Total General Obligation	32,766	32,858	32,710	32,610

Special Revenue
Pennsylvania Political Subdivisions:
Other	2,221	2,227	2,898	2,873
Other State Political Subdivisions:
School	2,653	2,659
Public Improvement	977	992	-	-
Water and Sewer	250	252	248	252
Total Special Revenue	6,101	6,130	3,146	3,125
Total Obligations of States and Political Subdivisions	$38,867	$38,988	$35,856	$35,735

The Company has a concentration of obligations of municipal and political subdivisions in the Commonwealth of Pennsylvania, primarily in obligations of school districts. These investments are not concentrated geographically within any region of Pennsylvania as they are disbursed over the entire Commonwealth. School district bonds are backed by the individual school districts and also by the Commonwealth via an enhanced rating under the State Aid Withholding Program, Intercept Program or Act 50 in Pennsylvania. In addition, most investments in this area also have credit support from various insuring agencies.

The Company evaluates its investments in states, municipalities, and political subdivisions both on a pre-purchase and subsequently on a quarterly basis. The evaluation includes a review of fund balances, outstanding pension liabilities, operating revenues and expenses for the most recent five years, if available, and the trends of those metrics. In addition to this financial review, other pertinent criteria are reviewed, such as population growth in the area, median family income, poverty rates, and debt service expenditures as a percent of expenditures. Based upon these criteria, the creditworthiness of the investments is determined. Upon completion of the review, the results are compared to the published credit ratings. As a result of the Company’s review, there were no investments in states, municipalities and political subdivisions that differed significantly from the published credit ratings.

NOTE 5—LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the major classifications of loans as of December 31, 2017 and 2016:

	(Dollars in thousands)
	2017	2016
Originated Loans
Real Estate:
Residential	$200,486	$186,077
Commercial	160,235	139,894
Construction	36,149	10,646
Commercial and Industrial	100,294	71,091
Consumer	114,358	114,007
Other	3,376	3,637
Total Originated Loans	614,898	525,352
Allowance for Loan Losses	(8,215)	(7,283)
Loans, Net	$606,683	$518,069

Loans Acquired at Fair Value
Real Estate:
Residential	$72,952	$85,511
Commercial	48,802	61,116
Construction	-	-
Commercial and Industrial	7,541	9,721
Consumer	199	197
Total Loans Acquired at Fair Value	129,494	156,545
Allowance for Loan Losses	(581)	(520)
Loans, Net	$128,913	$156,025

Total Loans
Real Estate:
Residential	$273,438	$271,588
Commercial	209,037	201,010
Construction	36,149	10,646
Commercial and Industrial	107,835	80,812
Consumer	114,557	114,204
Other	3,376	3,637
Total Loans	744,392	681,897
Allowance for Loan Losses	(8,796)	(7,803)
Loans, Net	$735,596	$674,094

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $95.4 and $83.9 million at December 31, 2017 and 2016, respectively.

Loans summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of December 31, 2017 and 2016, are as follows:

	(Dollars in thousands)
	2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$198,869	$1,031	$586	$-	$200,486
Commercial	143,824	13,161	2,716	534	160,235
Construction	35,571	-	535	43	36,149
Commercial and Industrial	84,910	11,460	2,589	1,335	100,294
Consumer	114,287	-	71	-	114,358
Other	3,376	-	-	-	3,376
Total Originated Loans	$580,837	$25,652	$6,497	$1,912	$614,898

Loans Acquired at Fair Value
Real Estate:
Residential	$71,176	$-	$1,776	$-	$72,952
Commercial	43,297	5,004	501	-	48,802
Construction	-	-	-	-	-
Commercial and Industrial	7,270	5	189	77	7,541
Consumer	199	-	-	-	199
Total Loans Acquired at Fair Value	$121,942	$5,009	$2,466	$77	$129,494

Total Loans
Real Estate:
Residential	$270,045	$1,031	$2,362	$-	$273,438
Commercial	187,121	18,165	3,217	534	209,037
Construction	35,571	-	535	43	36,149
Commercial and Industrial	92,180	11,465	2,778	1,412	107,835
Consumer	114,486	-	71	-	114,557
Other	3,376	-	-	-	3,376
Total Loans	$702,779	$30,661	$8,963	$1,989	$744,392

87

	2016
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$184,721	$1,050	$306	$-	$186,077
Commercial	122,811	14,118	2,035	930	139,894
Construction	9,944	-	595	107	10,646
Commercial and Industrial	65,612	2,720	1,322	1,437	71,091
Consumer	113,847	-	160	-	114,007
Other	3,637	-	-	-	3,637
Total Originated Loans	$500,572	$17,888	$4,418	$2,474	$525,352

Loans Acquired at Fair Value
Real Estate:
Residential	$83,044	$-	$2,467	$-	$85,511
Commercial	58,411	2,358	347	-	61,116
Construction	-	-	-	-	-
Commercial and Industrial	9,117	42	441	121	9,721
Consumer	197	-	-	-	197
Total Loans Acquired at Fair Value	$150,769	$2,400	$3,255	$121	$156,545

Total Loans
Real Estate:
Residential	$267,765	$1,050	$2,773	$-	$271,588
Commercial	181,222	16,476	2,382	930	201,010
Construction	9,944	-	595	107	10,646
Commercial and Industrial	74,729	2,762	1,763	1,558	80,812
Consumer	114,044	-	160	-	114,204
Other	3,637	-	-	-	3,637
Total Loans	$651,341	$20,288	$7,673	$2,595	$681,897

At December 31, 2017 and 2016, there were no loans in the criticized category of loss.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2017 and 2016:

	(Dollars in thousands)
	2017
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$198,564	$1,088	$310	$-	$1,398	$524	$200,486
Commercial	159,947	-	-	-	-	288	160,235
Construction	36,106	-	-	-	-	43	36,149
Commercial and Industrial	96,863	125	1,227	-	1,352	2,079	100,294
Consumer	112,965	1,142	154	26	1,322	71	114,358
Other	3,376	-	-	-	-	-	3,376
Total Originated Loans	$607,821	$2,355	$1,691	$26	$4,072	$3,005	$614,898

Loans Acquired at Fair Value
Real Estate:
Residential	$71,333	$398	$180	$142	$720	$899	$72,952
Commercial	48,802	-	-	-	-	-	48,802
Construction	-	-	-	-	-	-	-
Commercial and Industrial	7,448	77	-	-	77	16	7,541
Consumer	199	-	-	-	-	-	199
Total Loans Acquired at Fair Value	$127,782	$475	$180	$142	$797	$915	$129,494

Total Loans
Real Estate:
Residential	$269,897	$1,486	$490	$142	$2,118	$1,423	$273,438
Commercial	208,749	-	-	-	-	288	209,037
Construction	36,106	-	-	-	-	43	36,149
Commercial and Industrial	104,311	202	1,227	-	1,429	2,095	107,835
Consumer	113,164	1,142	154	26	1,322	71	114,557
Other	3,376	-	-	-	-	-	3,376
Total Loans	$735,603	$2,830	$1,871	$168	$4,869	$3,920	$744,392

89

	2016
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$183,939	$1,638	$72	$120	$1,830	$308	$186,077
Commercial	139,821	-	-	-	-	73	139,894
Construction	10,539	-	-	-	-	107	10,646
Commercial and Industrial	68,310	952	-	-	952	1,829	71,091
Consumer	112,232	1,311	296	8	1,615	160	114,007
Other	3,637	-	-	-	-	-	3,637
Total Originated Loans	$518,478	$3,901	$368	$128	$4,397	$2,477	$525,352

Loans Acquired at Fair Value
Real Estate:
Residential	$82,523	$893	$307	$223	$1,423	$1,565	$85,511
Commercial	60,437	332	-	-	332	347	61,116
Construction	-	-	-	-	-	-	-
Commercial and Industrial	9,577	121	23	-	144	-	9,721
Consumer	197	-	-	-	-	-	197
Total Loans Acquired at Fair Value	$152,734	$1,346	$330	$223	$1,899	$1,912	$156,545

Total Loans
Real Estate:
Residential	$266,462	$2,531	$379	$343	$3,253	$1,873	$271,588
Commercial	200,258	332	-	-	332	420	201,010
Construction	10,539	-	-	-	-	107	10,646
Commercial and Industrial	77,887	1,073	23	-	1,096	1,829	80,812
Consumer	112,429	1,311	296	8	1,615	160	114,204
Other	3,637	-	-	-	-	-	3,637
Total Loans	$671,212	$5,247	$698	$351	$6,296	$4,389	$681,897

Total unrecorded interest income related to nonaccrual loans was $74,000 and $86,000 for 2017 and 2016, respectively.

A summary of the loans considered impaired as of December 31, 2017, 2016 and 2015, are as follows:

	(Dollars in thousands)
	December 31, 2017
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$89	$-	$91	$114	$4
Commercial	2,142	-	2,142	2,297	104
Construction	578	-	578	629	26
Commercial and Industrial	1,002	-	1,002	1,058	28
Other	1	-	1	3	-
Total With No Related Allowance Recorded	$3,812	$-	$3,814	$4,101	$162

Loans Acquired at Fair Value
Real Estate:
Residential	$1,257	$-	$1,257	$1,278	$65
Commercial	927	-	927	965	51
Commercial and Industrial	189	-	189	320	12
Total With No Related Allowance Recorded	$2,373	$-	$2,373	$2,563	$128

Total Loans
Real Estate:
Residential	$1,346	$-	$1,348	$1,392	$69
Commercial	3,069	-	3,069	3,262	155
Construction	578	-	578	629	26
Commercial and Industrial	1,191	-	1,191	1,378	40
Other	1	-	1	3	-
Total With No Related Allowance Recorded	$6,185	$-	$6,187	$6,664	$290

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,480	$351	$1,480	$1,509	$65
Commercial and Industrial	2,927	1,264	3,019	3,346	159
Total With A Related Allowance Recorded	$4,407	$1,615	$4,499	$4,855	$224

Loans Acquired at Fair Value
Real Estate:
Commercial and Industrial	$77	$3	$77	$98	$4
Total With A Related Allowance Recorded	$77	$3	$77	$98	$4

Total Loans
Real Estate:
Commercial	$1,480	$351	$1,480	$1,509	$65
Commercial and Industrial	3,004	1,267	3,096	3,444	163
Total With A Related Allowance Recorded	$4,484	$1,618	$4,576	$4,953	$228

	December 31, 2017 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$89	$-	$91	$114	$4
Commercial	3,622	351	3,622	3,806	169
Construction	578	-	578	629	26
Commercial and Industrial	3,929	1,264	4,021	4,404	187
Other	1	-	1	3	-
Total Impaired Loans	$8,219	$1,615	$8,313	$8,956	$386

Loans Acquired at Fair Value
Real Estate:
Residential	$1,257	$-	$1,257	$1,278	$65
Commercial	927	-	927	965	51
Commercial and Industrial	266	3	266	418	16
Total Impaired Loans	$2,450	$3	$2,450	$2,661	$132

Total Loans
Real Estate:
Residential	$1,346	$-	$1,348	$1,392	$69
Commercial	4,549	351	4,549	4,771	220
Construction	578	-	578	629	26
Commercial and Industrial	4,195	1,267	4,287	4,822	203
Other	1	-	1	3	-
Total Impaired Loans	$10,669	$1,618	$10,763	$11,617	$518

92

	2016
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$2,112	$-	$2,112	$2,228	$100
Construction	702	-	702	843	28
Commercial and Industrial	825	-	825	891	45
Other	4	-	4	6	1
Total With No Related Allowance Recorded	$3,643	$-	$3,643	$3,968	$174

Loans Acquired at Fair Value
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	660	-	660	763	47
Commercial and Industrial	441	-	441	543	21
Total With No Related Allowance Recorded	$2,401	$-	$2,401	$2,626	$136

Total Loans
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	2,772	-	2,772	2,991	147
Construction	702	-	702	843	28
Commercial and Industrial	1,266	-	1,266	1,434	66
Other	4	-	4	6	1
Total With No Related Allowance Recorded	$6,044	$-	$6,044	$6,594	$310

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,249	$360	$1,249	$1,277	$66
Commercial and Industrial	1,940	655	1,946	1,951	27
Total With A Related Allowance Recorded	$3,189	$1,015	$3,195	$3,228	$93

Loans Acquired at Fair Value
Real Estate:
Commercial	$347	$114	$437	$367	$-
Commercial and Industrial	121	31	121	141	6
Total With A Related Allowance Recorded	$468	$145	$558	$508	$6

Total Loans
Real Estate:
Commercial	$1,596	$474	$1,686	$1,644	$66
Commercial and Industrial	2,061	686	2,067	2,092	33
Total With A Related Allowance Recorded	$3,657	$1,160	$3,753	$3,736	$99

	December 31, 2016 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Commercial	$3,361	$360	$3,361	$3,505	$166
Construction	702	-	702	843	28
Commercial and Industrial	2,765	655	2,771	2,842	72
Other	4	-	4	6	1
Total Impaired Loans	$6,832	$1,015	$6,838	$7,196	$267

Loans Acquired at Fair Value
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	1,007	114	1,097	1,130	47
Commercial and Industrial	562	31	562	684	27
Total Impaired Loans	$2,869	$145	$2,959	$3,134	$142

Total Loans
Real Estate:
Residential	$1,300	$-	$1,300	$1,320	$68
Commercial	4,368	474	4,458	4,635	213
Construction	702	-	702	843	28
Commercial and Industrial	3,327	686	3,333	3,526	99
Other	4	-	4	6	1
Total Impaired Loans	$9,701	$1,160	$9,797	$10,330	$409

94

	2015
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$5	$-	$17	$6	$-
Commercial	6,636	-	6,636	7,095	232
Construction	229	-	230	292	-
Commercial and Industrial	627	-	627	756	35
Total With No Related Allowance Recorded	$7,497	$-	$7,510	$8,149	$267

Loans Acquired at Fair Value
Real Estate:
Residential	$1,296	$-	$1,296	$1,315	$67
Commercial	4,188	-	4,263	4,449	214
Commercial and Industrial	63	-	63	79	3
Total With No Related Allowance Recorded	$5,547	$-	$5,622	$5,843	$284

Total Loans
Real Estate:
Residential	$1,301	$-	$1,313	$1,321	$67
Commercial	10,824	-	10,899	11,544	446
Construction	229	-	230	292	-
Commercial and Industrial	690	-	690	835	38
Total With No Related Allowance Recorded	$13,044	$-	$13,132	$13,992	$551

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,436	$408	$1,441	$1,457	$37
Commercial and Industrial	136	9	137	128	5
Total With A Related Allowance Recorded	$1,572	$417	$1,578	$1,585	$42

Total Loans
Real Estate:
Commercial	$1,436	$408	$1,441	$1,457	$37
Commercial and Industrial	136	9	137	128	5
Total With A Related Allowance Recorded	$1,572	$417	$1,578	$1,585	$42

	December 31, 2015 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$5	$-	$17	$6	$-
Commercial	8,072	408	8,077	8,552	269
Construction	229	-	230	292	-
Commercial and Industrial	763	9	764	884	40
Total Impaired Loans	$9,069	$417	$9,088	$9,734	$309

Loans Acquired at Fair Value
Real Estate:
Residential	$1,296	$-	$1,296	$1,315	$67
Commercial	4,188	-	4,263	4,449	214
Commercial and Industrial	63	-	63	79	3
Total Impaired Loans	$5,547	$-	$5,622	$5,843	$284

Total Loans
Real Estate:
Residential	$1,301	$-	$1,313	$1,321	$67
Commercial	12,260	408	12,340	13,001	483
Construction	229	-	230	292	-
Commercial and Industrial	826	9	827	963	43
Total Impaired Loans	$14,616	$417	$14,710	$15,577	$593

Loans classified as TDRs consisted of 16 and 15 loans totaling $4.5 and $4.7 million as of December 31, 2017 and 2016, respectively. Originated loans classified as TDRs consisted of eight and seven loans totaling $2.6 million and $2.8 million as of December 31, 2017 and 2016, respectively. Loans acquired at fair value classified as TDRs consisted of eight and nine loans totaling $1.9 and $2.4 million at December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, one originated residential real estate loan was given extended terms in a new TDR transaction and subsequently sold partial collateral to paydown the existing loan balance by the current year-end. During the year ended December 31, 2017, one commercial loan TDR that had extended terms per the merger with FedFirst, acquired at fair value, paid off.

During the year ended December 31, 2016, three originated loans, two commercial and industrial loans, one extended terms and the other C&I line of credit was frozen with interest only payments, and an other consumer loan had extended terms in new TDR transactions. In addition, two acquired loans at fair value, one commercial and industrial loan with interest only payments for 4 months, and one residential real estate loan with principal reduction and extended terms entered into new TDR transactions. During the year ended December 31, 2016, two commercial loan TDRs with extended terms, acquired at fair value, paid off.

During the year ended December 31, 2015, one commercial loan previously identified as an originated TDR and two other commercial loans were consolidated into one loan into a new TDR transaction. In addition, two commercial loans previously identified as originated TDRs were refinanced into new TDR transactions. During the year ended December 31, 2015, one commercial extended term TDR, acquired at fair value, paid off.

No TDRs have subsequently defaulted during the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated.

	(Dollars in thousands)
	Year Ended December 31, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Residential	1	$61	$61	$-
Total	1	$61	$61	$-

	Year Ended December 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial and Industrial	2	$1,437	$1,443	$531
Other	1	7	7	-
Total	3	$1,444	$1,450	$531

Loans Acquired at Fair Value
Real Estate
Residential	1	$37	$45	$-
Commercial	1	539	539	-
Total	2	$576	$584	$-

	Year Ended December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial	2	$912	$1,135	$125
Total	2	$912	$1,135	$125

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

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2014	$4,359
Accretable yield	(1,086)
Reduction due to unexpected early payoffs	7
Nonaccretable premium	22
Balance at December 31, 2015	3,302
Accretable yield	(717)
Reduction due to unexpected early payoffs	(720)
Nonaccretable discount	(225)
Balance at December 31, 2016	1,640
Accretable yield	(597)
Reduction due to unexpected early payoffs	(171)
Nonaccretable discount	(112)
Balance at December 31, 2017	$760

Certain directors, executive officers and principal stockholders of the Company, including family members or companies in which they are principal owners, are loan customers of the Company. Such loans are made in the normal course of business, and summarized as follows:

	(Dollars in thousands)
	2017	2016	2015
Balance, January 1	$7,545	$7,485	$7,341
Additions	362	754	172
Payments	(734)	(694)	(28)
Balance, December 31	$7,173	$7,545	$7,485

The activity in the allowance for loan loss summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment as of December 31, 2017, 2016 and 2015 is summarized below:

	(Dollars in thousands)
	2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Beginning Balance	$1,106	$1,942	$65	$1,579	$2,463	$-	$128	$7,283
Charge-offs	(22)		-	-	(915)	-	-	(937)
Recoveries	13		-	37	199	-	-	249
Provision	(206)	(143)	211	845	611	-	302	1,620
Ending Balance	$891	$1,799	$276	$2,461	$2,358	$-	$430	$8,215
Individually Evaluated for Impairment	$-	$351	$-	$1,264	$-	$-	$-	$1,615
Collectively Evaluated for Potential Impairment	$891	$1,448	$276	$1,197	$2,358	$-	$430	$6,600

Loans Acquired at Fair Value
Beginning Balance	$-	$365	$-	$120	$-	$-	$35	$520
Charge-offs	(109)	(132)	-	-	(4)	-	-	(245)
Recoveries	49	3	-	-	4	-	-	56
Provision	60	254	-	(37)	-	-	(27)	250
Ending Balance	$-	$490	$-	$83	$-	$-	$8	$581
Individually Evaluated for Impairment	$-	$-	$-	$3	$-	$-	$-	$3
Collectively Evaluated for Potential Impairment	$-	$490	$-	$80	$-	$-	$8	$578

Total Allowance for Loan Losses
Beginning Balance	$1,106	$2,307	$65	$1,699	$2,463	$-	$163	$7,803
Charge-offs	(131)	(132)	-	-	(919)	-	-	(1,182)
Recoveries	62	3	-	37	203	-	-	305
Provision	(146)	111	211	808	611	-	275	1,870
Ending Balance	$891	$2,289	$276	$2,544	$2,358	$-	$438	$8,796
Individually Evaluated for Impairment	$-	$351	$-	$1,267	$-	$-	$-	$1,618
Collectively Evaluated for Potential Impairment	$891	$1,938	$276	$1,277	$2,358	$-	$438	$7,178

99

	2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Beginning Balance	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(24)	(11)	-	-	(717)	(49)	-	(801)
Recoveries	10	95	-	-	140	23	-	268
Provision	(503)	(187)	(72)	795	1,153	26	114	1,326
Ending Balance	$1,106	$1,942	$65	$1,579	$2,463	$-	$128	$7,283
Individually Evaluated for Impairment	$-	$360	$-	$655	$-	$-	$-	$1,015
Collectively Evaluated for Potential Impairment	$1,106	$1,582	$65	$924	$2,463	$-	$128	$6,268

Loans Acquired at Fair Value
Beginning Balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	(24)	(180)	-	-	(7)	-	-	(211)
Recoveries	7	3	-	-	7	-	-	17
Provision	17	542	-	120	-	-	35	714
Ending Balance	$-	$365	$-	$120	$-	$-	$35	$520
Individually Evaluated for Impairment	$-	$114	$-	$31	$-	$-	$-	$145
Collectively Evaluated for Potential Impairment	$-	$251	$-	$89	$-	$-	$35	$375

Total Allowance for Loan Losses
Beginning Balance	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Charge-offs	(48)	(191)	-	-	(724)	(49)	-	(1,012)
Recoveries	17	98	-	-	147	23	-	285
Provision	(486)	355	(72)	915	1,153	26	149	2,040
Ending Balance	$1,106	$2,307	$65	$1,699	$2,463	$-	$163	$7,803
Individually Evaluated for Impairment	$-	$474	$-	$686	$-	$-	$-	$1,160
Collectively Evaluated for Potential Impairment	$1,106	$1,833	$65	$1,013	$2,463	$-	$163	$6,643

	2015
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Beginning Balance	$2,690	$582	$122	$684	$1,015	$-	$102	$5,195
Charge-offs	(23)	(291)	-	-	(326)	-	-	(640)
Recoveries	49	11	-	10	118	-	-	188
Provision	(1,093)	1,743	15	90	1,080	-	(88)	1,747
Ending Balance	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Individually Evaluated for Impairment	$-	$408	$-	$9	$-	$-	$-	$417
Collectively Evaluated for Potential Impairment	$1,623	$1,637	$137	$775	$1,887	$-	$14	$6,073

Loans Acquired at Fair Value
Beginning Balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	(197)	(18)	-	-	(61)	-	-	(276)
Recoveries	14	3	-	-	1	-	-	18
Provision	183	15	-	-	60	-	-	258
Ending Balance	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses
Beginning Balance	$2,690	$582	$122	$684	$1,015	$-	$102	$5,195
Charge-offs	(220)	(309)	-	-	(387)	-	-	(916)
Recoveries	63	14	-	10	119	-	-	206
Provision	(910)	1,758	15	90	1,140	-	(88)	2,005
Ending Balance	$1,623	$2,045	$137	$784	$1,887	$-	$14	$6,490
Individually Evaluated for Impairment	$-	$408	$-	$9	$-	$-	$-	$417
Collectively Evaluated for Potential Impairment	$1,623	$1,637	$137	$775	$1,887	$-	$14	$6,073

The following tables present the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of December 31, 2017 and 2016:

	(Dollars in thousands)
	2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$89	$3,622	$578	$3,929	$-	$1	$8,219
Collectively Evaluated for Potential Impairment	200,397	156,613	35,571	96,365	114,358	3,375	606,679
	$200,486	$160,235	$36,149	$100,294	$114,358	$3,376	$614,898

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,257	$927	$-	$266	$-	$-	$2,450
Collectively Evaluated for Potential Impairment	71,695	47,875	-	7,275	199	-	127,044
	$72,952	$48,802	$-	$7,541	$199	$-	$129,494

Total Loans
Individually Evaluated for Impairment	$1,346	$4,549	$578	$4,195	$-	$1	$10,669
Collectively Evaluated for Potential Impairment	272,092	204,488	35,571	103,640	114,557	3,375	733,723
	$273,438	$209,037	$36,149	$107,835	$114,557	$3,376	$744,392

	2016
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$-	$3,361	$702	$2,765	$-	$4	$6,832
Collectively Evaluated for Potential Impairment	186,077	136,533	9,944	68,326	114,007	3,633	518,520
	$186,077	$139,894	$10,646	$71,091	$114,007	$3,637	$525,352

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,300	$1,007	$-	$562	$-	$-	$2,869
Collectively Evaluated for Potential Impairment	84,211	60,109	-	9,159	197	-	153,676
	$85,511	$61,116	$-	$9,721	$197	$-	$156,545

Total Loans
Individually Evaluated for Impairment	$1,300	$4,368	$702	$3,327	$-	$4	$9,701
Collectively Evaluated for Potential Impairment	270,288	196,642	9,944	77,485	114,204	3,633	672,196
	$271,588	$201,010	$10,646	$80,812	$114,204	$3,637	$681,897

NOTE 6—PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	(Dollars in thousands)
	2017	2016

Land	$2,040	$2,067
Building	16,217	11,285
Leasehold Improvements	1,795	1,854
Furniture, Fixtures, and Equipment	10,574	10,066
Property Held Under Capital Lease	299	299
Fixed Assets in Process	2,302	4,194
	33,227	29,765
Less Accumulated Depreciation and Amortization	(16,515)	(15,633)
Total Premises and Equipment	$16,712	$14,132

Depreciation and amortization expense on premises and equipment was $1.1 million, $1.0 million, and $921,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Commitments for awarded construction contracts were $3.6 million and $4.5 million, of which $250,000 and $4.5 million have been paid as of December 31, 2017 and 2016, respectively. There were no commitments for awarded construction contracts for the year ended December 31, 2015.

NOTE 7—CORE DEPOSIT INTANGIBLE

A summary of core deposit intangible assets is as follows:

Carrying Amount
Balance at December 31, 2015	$4,353
Amortization Expense	(534)
Balance at December 31, 2016	3,819
Amortization Expense	(535)
Balance at December 31, 2017	$3,284

Core deposit intangible assets related to the FedFirst merger totaled $5.0 million, with an estimated life of approximately nine years. Amortization expense on the core deposit intangible is expected to be approximately $535,000 per year and is expected to total approximately $2.7 million over the next five years.

NOTE 8—DEPOSITS

The following table shows the maturities of time deposits for the next five years and beyond as of December 31, 2017 (dollars in thousands):

2017
2018	$62,153
2019	54,576
2020	20,065
2021	10,607
2022	9,050
Beyond 2022	7,850
Total	$164,301

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $52.1 million and $46.0 million as of December 31, 2017 and 2016, respectively.

NOTE 9—SHORT-TERM BORROWINGS

The following table sets forth the components of short-term borrowings as of the years indicated.

	(Dollars in thousands)
	2017		2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$75	-%	$307	0.65%
Maximum Amount Outstanding at any Month End	550		6,000

FHLB Borrowings:
Balance at Period End	13,764	1.57	-	-
Average Balance Outstanding During the Period	215	0.93	596	0.67
Maximum Amount Outstanding at any Month End	13,764		6,160

Securities Sold Under Agreements to Repurchase:
Balance at Period End	25,841	0.26	27,027	0.24
Average Balance Outstanding During the Period	26,350	0.31	26,311	0.26
Maximum Amount Outstanding at any Month End	27,951		30,095

Securities Collaterizing the Agreements at Period-End:
Carrying Value	38,953		33,785
Market Value	38,081		32,931

NOTE 10—OTHER BORROWED FUNDS

Other borrowed funds consist of fixed rate, long-term advances from the FHLB with remaining maturities as follows:

	(Dollars in thousands)
	2017		2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$4,500	1.41%	$3,500	0.94%
Due After One Year to Two Years	6,000	1.78	4,500	1.41
Due After Two Years to Three Years	6,000	1.97	6,000	1.78
Due After Three Years to Four Years	5,000	2.18	6,000	1.97
Due After Four Years to Five Years	3,000	2.41	5,000	2.18
Due After Five Years	-	-	3,000	2.41
Total	$24,500	1.92	$28,000	1.80

The Company maintains a credit arrangement with the FHLB with a maximum borrowing limit of approximately $298.4 million as of December 31, 2017. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate line of credit in the amount of $143.1 million and $148.5 million as of December 31, 2017 and 2016, respectively.

A Borrower-In-Custody of Collateral agreement was entered into with the Federal Reserve Bank for an $89.1 million line of credit. This credit agreement requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge, and is secured by commercial and consumer indirect loans. The Company also maintains multiple line of credit arrangements with various banks totaling $40.0 million. As of December 31, 2017, no draws had been taken on these facilities.

NOTE 11—INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the US federal corporate tax rate from 35% to 21%. At December 31, 2017, we have completed our accounting for the tax effects of enactment of the Act.

As described below, we have made a reasonable estimate of the effects on our existing deferred tax balances as of December 31, 2017. We re-measured all of our deferred tax assets (“DTA”) and liabilities (“DTL”) based on the rates at which they are expected to reverse in the future. We recognized an income tax benefit of $89,000 for the year ended December 31, 2017 related to adjusting our net deferred tax liability balance to reflect the new corporate tax rate.

In addition, DTAs/DTLs related to available for sale (“AFS”) securities unrealized losses that were revalued as of December 31, 2017 noted above created a “stranded tax effects” in Accumulated Other Comprehensive Income (“AOCI”) due enactment of the Tax Act. The issue arose due to the nature of GAAP recognition of tax rate change effects on the AFS DTA/DTL revaluation as an adjustment to income tax provision.

In February 2018, FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220). As disclosed in Note 1, the Company early adopted the provisions of the ASU 2018-02 and recorded a reclassification adjustment of $220,000 from AOCI to retained earnings for stranded tax effects related to AFS securities resulting from the newly enacted corporate tax rate. The amount of the reclassification was the difference between the 35 percent historical corporate tax rate and the newly enacted 21 percent corporate tax rate. See Statement of Changes in Stockholders Equity for additional details and reclassification impact due to impact of the ASU 2018-02.

The accounting for the effects of the tax rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Reconciliation of income tax provision for the years ended December 31, 2017, 2016 and 2015:

	(Dollars in thousands)
	2017	2016	2015
Current Payable	$3,137	$3,179	$3,462
Tax Act impact of the stranded tax effect related to deferred taxes for AFS securities	220	-	-
Tax Act impact on remaining deferred tax assets and liabilities	(309)	-	-
Deferred Benefit	(174)	(67)	(19)
Total Provision	$2,874	$3,112	$3,443

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are as follows:

		(Dollars in thousands)
		2017	2016
Deferred Tax Assets:
Allowance for Loan Losses		$1,847	$2,653
Amortization of Core Deposit Intangible		9	28
Amortization of Intangibles		68	105
Postretirement Benefits		31	54
Net Unrealized Loss on Securities		357	607
Passthrough Entities		2	4
Stock-Based Compensation Expense		17	14
Other		92	181
Gross Deferred Tax Assets		2,423	3,646

Deferred Tax Liabilities:
Deferred Origination Fees and Costs		260	395
Depreciation		375	421
Mortgage Servicing Rights		191	272
Purchase Accounting Adjustments		1,340	2,111
Goodwill		379	578
Other		-	4
Gross Deferred Tax Liabilities		2,545	3,781
Net Deferred Tax Liabilities	(1)	$(122)	$(135)

(1)	The 2017 DTAs and DTLs are tax effected by 21% according to the 2017 enactment of the Tax Cuts and Jobs Act. The 2016 DTAs and DTLs are tax effected by the Company’s statutory tax rate of 34%.

No valuation allowance was established against the deferred tax assets in view of the Company’s ability to carryback taxes paid in previous years, cumulative history of earnings and anticipated future taxable income as evidenced by the Company’s earnings potential at December 31, 2017, 2016 and 2015.

Deferred taxes at December 31, 2017 and 2016, are included in other assets in the accompanying Consolidated Statement of Financial Condition.

A reconciliation of the federal income tax expense at statutory income tax rates and the actual income tax expense on income before taxes is shown below:

	(Dollars in thousands)
	2017		2016		2015
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income

Provision at Statutory Rate	$3,338	34.0%	$3,635	34.0%	$4,033	34.0%
State Taxes (Net of Federal Benefit)	79	0.8	56	0.5	94	0.8
Effect of Tax-Free Income	(395)	(4.0)	(404)	(3.8)	(432)	(3.6)
BOLI Income	(162)	(1.6)	(163)	(1.5)	(158)	(1.3)
Merger Expenses	119	1.2	-	-	-	-
Stock Options - ISO	51	0.5	38	0.4	5	0.0
Effect of the enactment of the Tax Act	(89)	(0.9)	-	-	-	-
Other	(67)	(0.7)	(50)	(0.5)	(99)	(0.9)
Actual Tax Expense and Effective Rate	$2,874	29.3%	$3,112	29.1%	$3,443	29.0%

The Company’s federal and Pennsylvania income tax returns are no longer subject to examination by federal or Commonwealth of Pennsylvania taxing authorities for years before 2014. As of December 31, 2017 and 2016, there were no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. There were no interest or penalties accrued at December 31, 2017 and 2016.

NOTE 12—EMPLOYEE BENEFITS

SAVINGS AND PROFIT SHARING PLAN

The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4% of an employee’s contribution at the rate of $0.25 on the dollar. All employees who are over the age of 18 and completed six months of employment are eligible to participate in the plan. The Company made contributions of $141,000, $140,000 and $124,000 in 2017, 2016 and 2015, respectively, to this plan. The 401(k) Plan includes a “safe harbor” provision and a discretionary retirement contribution. The Company made contributions of $636,000, $515,000, and $558,000 for the “safe harbor” provision in 2017, 2016 and 2015, respectively.

2015 EQUITY INCENTIVE PLAN AND STOCK OPTION PLANS

Details of the restricted stock awards and stock option grant under the 2015 Equity Incentive Plan are summarized as follows at the grant date indicated.

	December 15, 2017	December 16, 2016	December 16, 2015
Number of restricted shares granted	8,250	6,086	9,555
Number of stock options granted	40,015	50,000	177,500
Grant date common stock price	$30.75	$26.45	$22.25
Restricted shares market value before tax	254	161	213
Stock options market value before tax	248	244	706

Stock option pricing assumptions
Expected life in years	6.5	6.5	6.5
Expected dividend yield	2.86%	3.33%	3.96%
Risk-free interest rate	2.05%	1.90%	1.67%
Expected volatility	26.2%	25.7%	28.2%
Weighted average grant date fair value	$6.21	$4.87	$3.98

The Company recognizes expense over the one-year vesting period for the restricted stock awards and the five-year vesting period for the stock options. Stock-based compensation expense related to restricted stock awards and stock options was $361,000, $353,000 and $15,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, 2016 and 2015, respectively, total unrecognized compensation expense was $850,000, $800,000 and $683,000 related to nonvested stock options, and $ 242,000, $154,000 and $204,000 related to restricted stock awards. The Company accrued tax benefit for non-qualified stock options of $13,000, $10,000 and $1,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Intrinsic value represents the amount by which the fair value of the underlying stock at December 31, 2017, 2016 and 2015, exceeds the exercise price of the stock options. The intrinsic value of stock options was $1.5 million, $638,000 and $119,000 at December 31, 2017, 2016, and 2015, respectively.

At December 31, 2017, 2016 and 2015, respectively, there were 5,991, 43,931 and 93,931 shares available under the Plan to be issued in connection with the exercise of stock options, and 111,824, 120,074 and 126,160 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted.

The following table presents stock option data for the years indicated:

	2017			2016			2015
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at beginning of year	227,100	23.17	9.2	177,500	$22.25	9.0	-	$-	-
Granted	40,015	30.75	10.0	50,000	26.45	10.0	177,500	22.25
Exercised	(1,400)	22.25		(400)	22.25		-	-
Forfeited	(2,075)	23.21		-	-		-	-
Outstanding at end of year	263,640	24.33	8.5	227,100	23.17	9.2	177,500	22.25	10.0

Exercisable at end of year	78,705	22.78	8.1	35,100	22.25	9.0	-	-	-

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested at end of year	184,935	$24.99	5.0	192,000	$23.34	5.0	177,500	$22.25	5.0

The following table presents restricted stock award data at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested at December 31, 2015	9,555	$22.25	1.0
Granted	6,086	26.45	1.0
Vested	(9,555)	(22.25)	(1.0)
Forfeited	-	-	-
Nonvested at December 31, 2016	6,086	$26.45	1.0
Granted	8,250	30.75	1.0
Vested	(6,086)	(26.45)	(1.0)
Forfeited	-	-	-
Nonvested at December 31, 2017	8,250	$30.75	1.0

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

The unused and available credit balances of financial instruments whose contracts represent credit risk at December 31, 2017 and 2016 are as follows:

	(Dollars in thousands)
	2017	2016
Standby Letters of Credit	$55,105	$36,657
Performance Letters of Credit	4,339	2,471
Construction Mortgages	30,619	21,363
Personal Lines of Credit	6,183	5,905
Overdraft Protection Lines	6,167	5,680
Home Equity Lines of Credit	16,337	14,722
Commercial Lines of Credit	62,088	51,725
	$180,838	$138,523

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

NOTE 14—REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject at that date.

As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital ratios are presented in the following table, which shows that it met all regulatory capital requirements at December 31, 2017 and 2016. The Company’s capital ratios are comparable to those shown for the Bank.

	(Dollars in thousands)
	December 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$84,599	12.22%	$81,845	13.38%
For Capital Adequacy Purposes	31,159	4.50	27,533	4.50
To Be Well Capitalized	45,008	6.50	39,770	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	84,599	12.22	81,845	13.38
For Capital Adequacy Purposes	41,546	6.00	36,711	6.00
To Be Well Capitalized	55,395	8.00	48,947	8.00

Total Capital (to Risk-Weighted Assets)
Actual	93,257	13.47	89,497	14.63
For Capital Adequacy Purposes	55,395	8.00	48,947	8.00
To Be Well Capitalized	69,243	10.00	61,184	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	84,599	9.27	81,845	9.80
For Capital Adequacy Purposes	36,492	4.00	33,390	4.00
To Be Well Capitalized	45,616	5.00	41,738	5.00

Basel is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance-sheet financial instruments. In 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules. The FDIC and the OCC subsequently approved these rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

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

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures). The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, and unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010, in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 2017, are as follows (dollars in thousands):

2017
2018	$399
2019	275
2020	151
2021	124
2022	73
2023 & thereafter	499
Total	$1,521

Rental expense recorded was $531,000, $581,000 and $543,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The three levels of fair value hierarchy are as follows:

Level I	– Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets. These generally provide the most reliable evidence and are used to measure fair value whenever available.

Level II	– Fair value is based on significant inputs, other than Level I inputs, that are observable either directly or indirectly for substantially the full term of the asset through corroboration with observable market data. Level II inputs include quoted market prices in active markets for similar assets, quoted market prices in markets that are not active for identical or similar assets, and other observable inputs.

Level III	– Fair value would be based on significant unobservable inputs. Examples of valuation methodologies that would result in Level III classification include option pricing models, discounted cash flows and other similar techniques.

This hierarchy requires the use of observable market data when available. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of December 31, 2017 and 2016, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level II of the fair value hierarchy. Fair values for Level II securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

		(Dollars in thousands)
	Valuation	December 31,
	Hierarchy	2017	2016
Available for Sale Securities:
U.S. Government Agencies	Level II	$65,888	$66,156
Obligations of States and Political Subdivisions	Level II	38,988	35,735
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	16,978	2,619
Equity Securities - Mutual Funds	Level I	503	507
Equity Securities - Other	Level I	1,226	1,191
Total Available for Sale Securities		$123,583	$106,208

The following table presents the financial assets measured at fair value on a nonrecurring basis on the Consolidated Statement of Financial Condition as of the dates indicated by level within the fair value hierarchy. The table also presents the significant unobservable inputs used in the fair value measurements. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs, and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		(Dollars in thousands)				Significant
	Valuation	Fair Value at December 31,		Valuation	Significant	Unobservable
Financial Asset	Hierarchy	2017	2016	Techniques	Unobservable Inputs	Input Value
Impaired Loans	Level III	$2,866	$2,497	Market Comparable Properties	Marketability Discount	10% to 30%	(1)
OREO	Level III	321	-	Market Comparable Properties	Marketability Discount	10% to 50%	(1)

  (1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At December 31, 2017 and 2016, the value of impaired loans was $10.7 million and $9.7 million, respectively. Impaired loans at December 31, 2017 and 2016 with a related allowance recorded consist of the loan balance of $4.5 million and $3.7 million less their specific valuation allowances of $1.6 million and $1.2 million, respectively.

Financial instruments are defined as cash, evidence of an ownership in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses and other factors, as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates that are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated fair values are based may have significant impact on the resulting estimated fair values.

As certain assets, such as deferred tax assets and premises and equipment, are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

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

Loans Receivable (carried at cost)

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans, credit card loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans are estimated using discounted cash flow analyses using market interest rates for comparable loans. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

The estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016, are as follows:

		(Dollars in thousands)
		2017		2016
	Valuation Method Used	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$11,685	$11,685	$7,699	$7,699
Non-Interest Bearing	Level I	8,937	8,937	6,583	6,583
Investment Securities:
Available for Sale	See Above	123,583	123,583	106,208	106,208
Loans, Net	Level III	735,596	741,020	674,094	684,777
Restricted Stock	Level II	4,340	4,340	3,665	3,665
Bank-Owned Life Insurance	Level II	19,151	19,151	18,687	18,687
Accrued Interest Receivable	Level I	2,707	2,707	2,441	2,441

Financial Liabilities:
Deposits	Level II	773,344	748,450	698,218	697,806
Short-term Borrowings	Level I	39,605	39,605	27,027	27,027
Other Borrowed Funds	Level II	24,500	24,443	28,000	28,098
Accrued Interest Payable	Level I	430	430	334	334

NOTE 17—OTHER NONINTEREST EXPENSE

Other noninterest expense that exceeds 10% of total noninterest expense is required to be disclosed by detailed expenses. The details for other noninterest expense for the Company’s consolidated statement of income for the years ended December 31, 2017, 2016 and 2015, are as follows:

	(Dollars in thousands)
	2017	2016	2015
OTHER NONINTEREST EXPENSE
Non-employee compensation	$409	$540	$380
Printing and supplies	385	381	341
Postage	218	213	209
Telephone	398	391	346
Charitable Contributions	140	129	128
Dues and subscriptions	234	192	184
Loan expenses	409	320	311
Meals and entertainment	145	117	126
Travel	162	151	173
Training	29	38	51
Miscellaneous	783	880	864
TOTAL OTHER NONINTEREST EXPENSE	$3,312	$3,352	$3,113

NOTE 18—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to CB Financial Services, Inc., is as follows:

Statement of Financial Condition

	(Dollars in thousands)
	December 31,
	2017	2016
ASSETS
Cash and Due From Banks	$692	$132
Investment Securities, Available-for-Sale	1,226	1,191
Investment in Community Bank	90,260	87,099
Other Assets	1,276	1,099
TOTAL ASSETS	$93,454	$89,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities	$198	$52
Stockholders Equity	93,256	89,469
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,454	$89,521

Statement of Income

	(Dollars in thousands)
	Years Ended December 31,
	2017	2016	2015

Interest and Dividend Income	$41	$31	$27
Dividend from Bank Subsidiary	4,047	3,892	3,461
Noninterest Income	207	168	-
Noninterest Expense	(356)	-	-
Income Before Undistributed Net Income of Subsidiary and Income Taxes	3,939	4,091	3,488
Undistributed Net Income of Subsidiary	3,072	3,549	4,935
Income Before Income Taxes	7,011	7,640	8,423
Income Taxes	67	60	3
NET INCOME	$6,944	$7,580	$8,420

Statement of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
Net Income	$6,944	$7,580	$8,420
Other Comprehensive (Loss) Income:
Unrealized (Losses) Gains on Available-for-Sale Securities Net of Income (Benefit) Tax of ($16), $0, and $10 for the Years Ended December 31, 2017, 2016, and 2015, Respectively	(31)	-	18
Reclassification Adjustment for Gains on Securities Included in Net Income, Net of Income Tax of $70 and $57 for the Years Ended December 31, 2017 and 2016, Respectively (1)	(137)	(111)	-
Other Comprehensive (Loss) Income, Net of Income (Benefit) Tax	(168)	(111)	18
Total Comprehensive Income	$6,776	$7,469	$8,438

(1) The gross amount of gains on securities of $199 and $168 for the years ended December 31, 2017 and 2016, respectively, are reported as Noninterest Income on the Parent Company Statement of Income. The income tax effect of $70 and $57 for the years ended December 31, 2017 and 2016, respectively, are included in Income Taxes on the Parent Company Statement of Income.

Statement of Cash Flows

	(Dollars in thousands)
	Years Ended December 31,
	2017	2016	2015

OPERATING ACTIVITIES
Net Income	$6,944	$7,580	$8,420
Αdjustmеnts to Rеconcilе Net Income to Net Cash
Provided By Operating Activities:
Undistributed Net Income of Subsidiary	(3,072)	(3,549)	(4,935)
Gain on Sales of Investment Securities	(207)	(168)	-
Noncash Expense for Stock-Based Compensation	361	353	15
Other, net	96	(210)	(13)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,122	4,006	3,487

INVESTING ACTIVITIES
Purchases of Securities	(1,058)	(1,181)	(27)
Proceeds from Sales of Securities	1,184	844	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	126	(337)	(27)

FINANCING ACTIVITIES
Cash Dividends Paid	(3,597)	(3,592)	(3,461)
Treasury Stock, Purchases at Cost	(10)	(14)	-
Stock Award Grant	(112)	(57)
Exercise of Stock Options	31	2	-
NET CASH USED IN FINANCING ACTIVITIES	(3,688)	(3,661)	(3,461)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	560	8	(1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	132	124	125
CASH AND CASH EQUIVALENTS AT END OF YEAR	$692	$132	$124

NOTE 19—QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables summarize selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands, except per share date). Quarterly earnings per share data may vary from annual earnings per share due to rounding.

	Three Months Ended
2017	March 31	June 30	September 30	December 31
Interest Income	$7,791	$7,949	$8,213	$8,481
Interest Expense	796	814	860	904
Net Interest Income	6,995	7,135	7,353	7,577
Provision for Loan Losses	420	300	300	850
Net Interest Income after Provision for Loan Losses	6,575	6,835	7,053	6,727
Noninterest Income	2,076	1,966	1,818	1,940
Noninterest Expense	6,217	6,304	5,897	6,754
Income before Income Taxes	2,434	2,497	2,974	1,913
Income Taxes	730	696	910	538
Net Income	$1,704	$1,801	$2,064	$1,375

Earnings Per Share - Basic	$0.42	$0.44	$0.50	$0.34
Earnings Per Share - Diluted	0.42	0.44	0.50	0.33
Dividends Per Share	0.22	0.22	0.22	0.22

	Three Months Ended
2016	March 31	June 30	September 30	December 31
Interest Income	$8,122	$7,950	$7,684	$8,262
Interest Expense	703	702	708	757
Net Interest Income	7,419	7,248	6,976	7,505
Provision for Loan Losses	850	300	450	440
Net Interest Income after Provision for Loan Losses	6,569	6,948	6,526	7,065
Noninterest Income	1,848	1,868	1,821	1,825
Noninterest Expense	5,514	6,088	6,165	6,011
Income before Income Taxes	2,903	2,728	2,182	2,879
Income Taxes	858	790	607	857
Net Income	$2,045	$1,938	$1,575	$2,022

Earnings Per Share - Basic	$0.50	$0.48	$0.38	$0.50
Earnings Per Share - Diluted	0.50	0.48	0.38	0.49
Dividends Per Share	0.22	0.22	0.22	0.22

