Form 10-Q
period 2018-03-31
CB Financial Services, Inc.
filed 2018-05-10
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, the number of shares outstanding of the Registrant’s Common Stock was 5,414,099.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
(Dollars in thousands, except share data)	March 31, 2018	December 31, 2017

ASSETS
Cash and Due From Banks:
Interest Bearing	$1,937	$11,685
Non-Interest Bearing	11,545	8,937
Total Cash and Due From Banks	13,482	20,622

Investment Securities:
Available-for-Sale	121,478	123,583
Loans, Net	772,195	735,596
Premises and Equipment, Net	18,358	16,712
Bank-Owned Life Insurance	18,309	19,151
Goodwill	4,953	4,953
Core Deposit Intangible, Net	3,150	3,284
Accrued Interest and Other Assets	13,913	10,585
TOTAL ASSETS	$965,838	$934,486

LIABILITIES
Deposits:
Demand Deposits	$195,383	$188,499
NOW Accounts	121,365	145,183
Money Market Accounts	136,211	136,914
Savings Accounts	134,658	132,359
Time Deposits	163,705	164,301
Brokered Deposits	3,409	6,088
Total Deposits	754,731	773,344

Short-Term Borrowings	95,265	39,605
Other Borrowed Funds	21,000	24,500
Accrued Interest and Other Liabilities	2,424	3,781
TOTAL LIABILITIES	873,420	841,230

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 4,363,346 Shares Issued and 4,096,452 and 4,095,957 Shares Outstanding at March 31, 2018 and December 31, 2017, Respectively	1,818	1,818
Capital Surplus	42,211	42,089
Retained Earnings	55,779	55,280
Treasury Stock, at Cost (266,894 and 267,389 Shares at March 31, 2018 and December 31, 2017, Respectively)	(4,588)	(4,590)
Accumulated Other Comprehensive Loss	(2,802)	(1,341)
TOTAL STOCKHOLDERS' EQUITY	92,418	93,256
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$965,838	$934,486

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2018	2017

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$7,971	$7,142
Federal Funds Sold	6	15
Investment Securities:
Taxable	434	361
Exempt From Federal Income Tax	236	217
Other Interest and Dividend Income	60	56
TOTAL INTEREST AND DIVIDEND INCOME	8,707	7,791

INTEREST EXPENSE
Deposits	788	655
Federal Funds Purchased	1	-
Short-Term Borrowings	197	19
Other Borrowed Funds	113	122
TOTAL INTEREST EXPENSE	1,099	796

NET INTEREST INCOME	7,608	6,995
Provision For Loan Losses	1,500	420
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,108	6,575

NONINTEREST INCOME
Service Fees on Deposit Accounts	591	584
Insurance Commissions	931	1,086
Other Commissions	433	104
Net Gains on Sales of Loans	8	90
Net Gains on Sales of Investments	-	52
Fair Value of Equity Securities	(25)	-
Net Gains on Purchased Tax Credits	11	14
Income from Bank-Owned Life Insurance	108	116
Other	29	30
TOTAL NONINTEREST INCOME	2,086	2,076

NONINTEREST EXPENSE
Salaries and Employee Benefits	3,695	3,489
Occupancy	570	548
Equipment	498	439
FDIC Assessment	136	81
PA Shares Tax	199	190
Contracted Services	139	132
Legal and Professional Fees	140	141
Advertising	131	125
Bankcard Processing Expense	129	123
Other Real Estate Owned Expense	7	5
Amortization of Core Deposit Intangible	134	134
Merger-Related	24	-
Other	865	810
TOTAL NONINTEREST EXPENSE	6,667	6,217

Income Before Income Taxes	1,527	2,434
Income Taxes (1)	167	730
NET INCOME	$1,360	$1,704

EARNINGS PER SHARE
Basic	$0.33	$0.42
Diluted	0.33	0.42

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,096,292	4,087,289
Diluted	4,134,223	4,098,276

(1) See Note 1 – Income Taxes for further details on the reduction of the effective tax rate.

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

Net Income	$1,360	$1,704

Other Comprehensive (Loss) Income:
Unrealized (Losses) Gains on Available-for-Sale Securities Net of Income (Benefit) Tax of ($387) and $113 for the Three Months Ended March 31, 2018 and 2017, Respectively	(1,421)	218

Reclassification Adjustment for Gains on Securities:
Included in Net Income, Net of Income Tax of $18 for the Three Months Ended March 31, 2017 (1)	-	(34)
Other Comprehensive (Loss) Income, Net of Income (Benefit) Tax	(1,421)	184
Total Comprehensive (Loss) Income	$(61)	$1,888

(1)	The gross amount of gains on securities of $52 for the Three Months Ended March 31, 2017, are reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect is included in Income Taxes on the Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

December 31, 2016	4,363,346	$1,818	$41,863	$51,713	$(4,746)	$(1,179)	$89,469
Comprehensive Income:
Net Income	-	-	-	1,704	-	-	1,704
Other Comprehensive Income	-	-	-	-	-	184	184
Stock-Based Compensation Expense	-	-	85	-	-	-	85
Exercise of Stock Options	-	-	7	-	24	-	31
Dividends Paid ($0.22 Per Share)	-	-	-	(899)	-	-	(899)
March 31, 2017	4,363,346	$1,818	$41,955	$52,518	$(4,722)	$(995)	$90,574

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

December 31, 2017	4,363,346	$1,818	$42,089	$55,280	$(4,590)	$(1,341)	$93,256
Comprehensive Income:
Net Income	-	-	-	1,360	-	-	1,360
Other Comprehensive Loss	-	-	-	-	-	(1,421)	(1,421)
Equity Securities MTM Adjustment (1)	-	-	-	40	-	(40)	-
Stock-Based Compensation Expense	-	-	119	-	-	-	119
Exercise of Stock Options	-	-	3	-	29	-	32
Treasury stock purchased, at cost (895 shares)	-	-	-	-	(27)	-	(27)
Dividends Paid ($0.22 Per Share)	-	-	-	(901)	-	-	(901)
March 31, 2018	4,363,346	$1,818	$42,211	$55,779	$(4,588)	$(2,802)	$92,418

(1)	Reclassification due to the adoption of ASU 2016-01. See Note 1 for additional information.

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

OPERATING ACTIVITIES
Net Income	$1,360	$1,704
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	104	84
Depreciation and Amortization	464	673
Provision for Loan Losses	1,500	420
Unrealized Loss on Equity Securities	25	-
Gains on Purchased Tax Credits	11	14
Income from Bank-Owned Life Insurance	(108)	(116)
Proceeds From Mortgage Loans Sold	534	3,937
Originations of Mortgage Loans for Sale	(526)	(3,847)
Gains on Sales of Loans	(8)	(90)
Gains on Sales of Investment Securities	-	(52)
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(12)	-
Noncash Expense for Stock-Based Compensation	119	85
(Increase) Decrease in Accrued Interest Receivable	(145)	77
Decrease in Taxes Payable	(15)	(2,485)
Increase in Accrued Interest Payable	19	40
Net Payment of Federal/State Income Taxes	(30)	(30)
Other, Net	(2,144)	3,419
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,148	3,833

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	1,212	3,131
Purchases of Securities	(1,044)	(14,391)
Proceeds from Sales of Securities	-	3,194
Net (Increase) Decrease in Loans	(38,165)	6,434
Purchase of Premises and Equipment	(1,888)	(1,661)
Proceeds From a Claim on Bank-Owned Life Insurance	950	-
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	164	-
(Increase) Decrease in Restricted Equity Securities	(2,168)	97
NET CASH USED IN INVESTING ACTIVITIES	(40,939)	(3,196)

FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(18,613)	27,243
Net Increase (Decrease) in Short-Term Borrowings	55,660	(2,199)
Principal Payments on Other Borrowed Funds	(3,500)	(3,500)
Cash Dividends Paid	(901)	(899)
Treasury Stock, Purchases at Cost	(27)	-
Exercise of Stock Options	32	31
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,651	20,676

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,140)	21,313
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	20,622	14,282
CASH AND DUE FROM BANKS AT END OF PERIOD	$13,482	$35,595

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited
to deposit accounts of $788 and $655, respectively)	$1,080	$755
Income taxes	30	30

Real estate acquired in settlement of loans	-	155
Securities purchased not settled	-	791

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

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All of these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Interim results are not necessarily indicative of results for a full year.

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

Acquired Loans

Loans that were acquired in a previous merger, were recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the acquired loans was estimated by management with the assistance of a third party valuation specialist.

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

Income Taxes

The income tax decrease was due to the enactment of the Tax Cuts and Jobs Act reducing the corporate tax rate from 34% to 21% effective January 1, 2018, and tax-exempt bank-owned life insurance proceeds which was a discrete item and reduced the expected 2018 effective tax rate of 16.7% to 10.9% at March 31, 2018, compared to 30.0% at March 31, 2017.

Recognition of a Prior Period Error

In April 2018, the Company discovered an error with the collateral position on a commercial and industrial classified loan relationship that had occurred in April 2017. This error resulted in the loss of the Company’s first lien position, leaving the loan with insufficient collateral. The Company corrected the error by recording a specific reserve and recognizing an additional $300,000 (pre-tax) of provision for loan losses for the quarter-ended March 31, 2018. The impact of the correction of an error resulted in a decrease of $300,000 in income before income taxes, a decrease of $63,000 in income taxes, and a decrease of $237,000 (after-tax) in net income ($0.06 earnings per share) for the quarter ended March 31, 2018.

As a result of this error, the Company’s 2017 results were overstated by $237,000 and the Company’s March 31, 2018 quarterly results were understated by the same amount. Management of the Company concluded the effect of the error was immaterial to the Company’s 2017 results as well as estimated annual results for 2018.

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

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. ASU 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU No. 2016-02, Leases (Topic 842). The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the provisions of ASU 2017-13 but believes that its adoption will not have a material impact on the Company's consolidated financial condition or results of operations.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered and will also recognize the effect of the trigger within equity. ASU 2017-11 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2018, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2019 and for all other entities for annual periods beginning after December 15, 2020 with early adoption permitted. The Company is evaluating the provisions of ASU 2017-11 but believes that its adoption will not have a material impact on the Company's consolidated financial condition or results of operations.

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. ASU 2017-10 amendments clarify that the grantor in a service concession arrangement is the customer of the operation services in all cases for those arrangements. ASU 2017-10 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2017, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2018 and for all other entities for annual periods beginning after December 15, 2019 with early adoption permitted, including within an interim period, subject to specific transition requirements depending on whether an entity adopted Topic 606 before or after the issuance of ASU 2017-10. The Company adopted the provisions of ASU 2017-10 as of January 1, 2018, and its adoption did not have a material impact on the Company's consolidated financial condition or results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASU Topic 718. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods beginning after December 15, 2017 with early adoption permitted. The Company adopted the provisions of ASU 2017-09 as of January 1, 2018, and its adoption did not have a material impact on the Company's consolidated financial condition or results of operations.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and the amendments should be applied using a retrospective transition method to each period presented.  The Company adopted the provisions of ASU 2016-15 as of January 1, 2018, and the adoption did not have a material impact on the Company's consolidated financial condition or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted the provisions of ASU 2016-01 effective in the first quarter of 2018. Its adoption did not have a material impact on the Company's consolidated financial condition or results of operations. As of January 1, 2018, there was a one-time $40,000 cumulative fair value adjustment that was reclassified within the March 31, 2018, Statement of Stockholders’ Equity. As of March 31, 2018, the fair value adjustment recognized for equity securities was a loss of $25,000. This fair value adjustment will fluctuate between reporting periods and is based on market conditions.

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

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing a gain (loss) from the transfer of nonfinancial assets, such as OREO. The Company adopted the ASC 2014-09 using the modified retrospective approach. The majority of the Company’s revenues are derived from interest income and other sources, including loans, leases, securities and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within non-interest income and non-interest expense, and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include services fees on deposits accounts, interchange income, insurance commissions, other commissions, and the sale of OREO. Refer to Note 4 – Revenue Recognition from Contracts with Customers for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

Note 2. Merger

On November 16, 2017, the Company entered into a definitive merger agreement with First West Virginia Bancorp (“FWVB”), the holding company for Progressive Bank, N.A. (“PB”), a national association. The merger was completed effective April 30, 2018, following the receipt of shareholder and regulatory approvals and the satisfaction of other customary closing conditions. Through the merger, the Company anticipates future revenue and earnings growth from an expanded menu of financial services expanding the Company’s business footprint into the Ohio Valley. The merger resulted in the addition of eight branches and expanded the Company’s reach into West Virginia with seven branches and one branch in Eastern Ohio. In connection with the merger, the Company issued 1,317,647 shares of common stock and paid cash consideration of $9.8 million. The merger value is approximately $49.0 million.

Merger-related expenses are recorded in the Consolidated Statement of Income and include costs relating to the Company’s proposed acquisition of FWVB, as described above.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. There were $380,000 of cumulative merger related expenses, of which $24,000, were recorded in the Consolidated Statement of Income for the quarter ended March 31, 2018.

As of March 31, 2018, FWVB had approximately $338 million of assets, $98 million of loans, and $284 million of deposits held across a network of 8 branches located in West Virginia.  The Company stockholders and FWVB stockholders now own approximately 76% and 24% of the combined company, respectively.

The merger will be accounted for as an acquisition in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. To the extent we do not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we will engage third-party valuation specialists to assist us in determining such values. At the time of the filing of the this Form 10-Q, the merger is in the early stages and is currently being evaluated as previously discussed and will be further disclosed in the subsequent quarter.

Note 3. Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended March 31,
	2018	2017
Weighted-Average Common Shares Outstanding	4,363,346	4,363,346
Average Treasury Stock Shares	(267,054)	(276,057)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,096,292	4,087,289
Additional Common Stock Equivalents (Stock Options and Restricted Stock) Used to Calculate Diluted Earnings Per Share	37,931	10,987
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	4,134,223	4,098,276

Earnings per share:
Basic	$0.33	$0.42
Diluted	0.33	0.42

Note 4. Revenue Recognition from Contracts with Customers

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior periods amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 606 resulted in a change in recognition of revenue for insurance commissions. There were no changes in the accounting for all other in-scope revenue streams.

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

The following table below presents ASC 606 in-scope revenue streams and the impact of the accounting standard at the date indicted:

	(Dollars in thousands)
	Three Months Ended March 31, 2018
	As reported	Under Legacy GAAP	Impact of ASC 606
NONINTEREST INCOME
Service Fees on Deposit Accounts	$591	$591	$-
Insurance Commissions	931	936	(5)
Other Commissions	433	433	-
Other	29	29	-
Total	1,984	1,989	(5)

NONINTEREST EXPENSE
Other Real Estate Owned Expense	7	7	-
Total	7	7	-

Net Impact	1,991	1,996	(5)

Income Tax Expense	$418	$419	$(1)

Net Income	$1,360	$1,364	$(4)
Comprehensive Income	-	-	-

Basic earnings per share	$0.33	$0.33	-
Diluted earnings per share	$0.33	$0.33	-

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income with the exception of Other Real Estate Owned Expense (Income), which is accounted for in Non-Interest Expense. The following table presents the Company’s sources of Non-Interest Income and Expense as of the date indicated:

(Dollars in thousands)
Three Months Ended March 31, 2018

NONINTEREST INCOME
Service Fees on Deposit Accounts (a)	$591
Insurance Commissions	931
Other Commissions (c)	433
Net Gains on Sales of Loans (b)	8
Net Gains on Sales of Investments (b)	-
Fair Value of Equity Securities (b)	(25)
Net Gains on Purchased Tax Credits (b)	11
Income from Bank-Owned Life Insurance (b)	108
Other (b)	29
Total non-interest income	2,086

NONINTEREST EXPENSE
Other Real Estate Owned Expense	7
Total non-interest expense	7

Net non-interest income	$2,079

(a)	Interchange fees and ATM fees are included within this line item.

(b)	Not within the scope of ASC 606.

(c)	The Other Commissions category includes wealth management referral fees, check sales and safety deposit box rentals totaling $42,000, which is in the scope of ASC 606; the remaining balance of $391,000 represents income derived from a bank-owned life insurance policy claim and loan servicing fees, which are outside the scope of ASC 606.

The following narrative describes the Company’s revenue streams accounted for under the guidance of ASC 606 as follows:

Service Fees on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees include services fees for ATM uses, stop payment charges, statement production, ACH and wire fees, which are recognized into income at the occurrence of an executed transaction and the point in time the Company fulfills the customer’s request. Account maintenance fees, which are primarily based on monthly maintenance activities, are earned over the course of the month, and satisfy the Company’s performance obligation. Overdraft fees are recognized as the overdrafts on customer’s accounts are incurred. The services fees on deposit accounts are automatically withdrawn from the customer’s accounts balance per their account agreement with the Company.

Interchange Fees: The Company earns interchange fees from debit/credit cardholder transactions conducted through the MasterCard network for our debit cards and through the Visa network for our credit cards. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The Company currently does not offer a cardholder rewards program.

Insurance Commissions: The Company’s insurance subsidiary, Exchange Underwriters, derives commission and fee income from direct and agency bill insurance policies. Direct bill policies are invoiced directly from the insurance company provider to the customer, once the customer remits payment for the policy, the insurance company provider then remits the commission or fee income to EU on a monthly basis. Agency bill policies are invoiced from EU, the insurance underwriting agency, to the customer. EU records the insurance company policy payable and the commission or fee income earned on the policy. As all insurance policies are contracts with customers, each policy has different terms and conditions.

EU utilizes a report out of their core insurance data processing program, The Agency Manager, otherwise known as (“TAM”). The report from TAM captures all in force policies that are active in the system and annualizes the commission over the life of each individual contract. The report then provides an overall commission and fee income total for the monthly reporting financial statement period. This income is then compared to the amount of direct and agency bill income recorded in TAM for the reporting month and an adjustment to income is made according to the report and this is the income recognized for the portion of the insurance contract that has been earned by EU and subsequently the Company.

Other Commissions: The Company earns other commissions, such as, wealth management referral fees, check sales and safety deposit box rentals to customers. The wealth management referral fees are earned as a referral of a bank customer initiates a customer relationship with an associated wealth management firm. These fees fulfill the contract/agreement between the Company and the wealth management firm. Check sales are recognized as customers contact the Company for check supplies or the customer initiates the check order through the Company website to our third party check company. These commissions are recognized as the third party check company satisfies the contract of providing check stock to our customers. Safety deposit box rental income is recognized on a monthly basis, per each contract agreement with our customers. The safety deposit box income is automatically withdrawn from the customer’s deposit account on a monthly basis as this revenue is earned by the contract.

Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. It is not common policy that the Company will finance an OREO property with the buyer. It is the Company’s belief that once loan collateral has been recognized as an OREO property, it needs to be sold and free the Company of any additional possible loss exposure.

Note 5. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$67,583	$-	$(2,656)	$64,927
Obligations of States and Political Subdivisions	39,172	110	(609)	38,673
Mortgage-Backed Securities - Government-Sponsored Enterprises	16,393	-	(392)	16,001
Equity Securities - Mutual Funds	500	-	(5)	495
Equity Securities - Other	1,361	54	(33)	1,382
Total	$125,009	$164	$(3,695)	$121,478

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$67,603	$-	$(1,715)	$65,888
Obligations of States and Political Subdivisions	38,867	255	(134)	38,988
Mortgage-Backed Securities - Government-Sponsored Enterprises	17,123	-	(145)	16,978
Equity Securities - Mutual Funds	500	3	-	503
Equity Securities - Other	1,188	52	(14)	1,226
Total	$125,281	$310	$(2,008)	$123,583

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	March 31, 2018
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	7	$23,434	$(587)	16	$41,494	$(2,069)	23	$64,928	$(2,656)
Obligations of States and Political Subdivisions	42	23,495	(427)	9	4,295	(182)	51	27,790	(609)
Mortgage-Backed Securities - Government Sponsored Enterprises	9	16,001	(392)	-	-	-	9	16,001	(392)
Equity Securities - Mutual Fund	1	495	(5)	-	-	-	1	495	(5)
Equity Securities - Other	5	486	(25)	1	53	(8)	6	539	(33)
Total	64	$63,911	$(1,436)	26	$45,842	$(2,259)	90	$109,753	$(3,695)

	December 31, 2017
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	7	$23,805	$(223)	16	$42,083	$(1,492)	23	$65,888	$(1,715)
Obligations of States and Political Subdivisions	20	10,061	(47)	9	4,397	(87)	29	14,458	(134)
Mortgage-Backed Securities - Government Sponsored Enterprises	9	16,978	(145)	-	-	-	9	16,978	(145)
Equity Securities - Other	5	458	(7)	1	53	(7)	6	511	(14)
Total	41	$51,302	$(422)	26	$46,533	$(1,586)	67	$97,835	$(2,008)

For debt securities, the Company does not believe that any individual unrealized loss as of March 31, 2018 or December 31, 2017 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at March 31, 2018 and December 31, 2017 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	March 31, 2018
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$421	$421
Due after One Year through Five Years	30,926	30,171
Due after Five Years through Ten Years	68,773	66,532
Due after Ten Years	24,889	24,354
Total	$125,009	$121,478

Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date, but have been included in the Due After Ten Years category.

Note 6. Loans and Related Allowance for Loan Loss

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

	(Dollars in thousands)
	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$209,168	31.9%	$200,486	32.6%
Commercial	205,929	31.3	160,235	26.1
Construction	24,587	3.7	36,149	5.9
Commercial and Industrial	86,972	13.2	100,294	16.3
Consumer	115,785	17.6	114,358	18.6
Other	15,334	2.3	3,376	0.5
Total Originated Loans	657,775	100.0%	614,898	100.0%
Allowance for Loan Losses	(8,201)		(8,215)
Loans, Net	$649,574		$606,683

Loans Acquired at Fair Value
Real Estate:
Residential	$69,603	56.4%	$72,952	56.3%
Commercial	45,260	36.7	48,802	37.7
Commercial and Industrial	8,266	6.7	7,541	5.8
Consumer	187	0.2	199	0.2
Total Loans Acquired at Fair Value	123,316	100.0%	129,494	100.0%
Allowance for Loan Losses	(695)		(581)
Loans, Net	$122,621		$128,913

Total Loans
Real Estate:
Residential	$278,771	35.7%	$273,438	36.7%
Commercial	251,189	32.2	209,037	28.1
Construction	24,587	3.1	36,149	4.9
Commercial and Industrial	95,238	12.2	107,835	14.5
Consumer	115,972	14.8	114,557	15.4
Other	15,334	2.0	3,376	0.4
Total Loans	781,091	100.0%	744,392	100.0%
Allowance for Loan Losses	(8,896)		(8,796)
Loans, Net	$772,195		$735,596

Total unamortized net deferred loan fees were $973,000 and $808,000 at March 31, 2018 and December 31, 2017, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $93.8 million and $95.4 million at March 31, 2018 and December 31, 2017, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At March 31, 2018 and December 31, 2017, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands)
	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$207,603	$1,015	$550	$-	$209,168
Commercial	193,686	9,657	2,343	243	205,929
Construction	24,024	-	520	43	24,587
Commercial and Industrial	74,660	10,432	1,005	875	86,972
Consumer	115,722	-	63	-	115,785
Other	15,334	-	-	-	15,334
Total Originated Loans	$631,029	$21,104	$4,481	$1,161	$657,775

Loans Acquired at Fair Value
Real Estate:
Residential	$67,752	$-	$1,851	$-	$69,603
Commercial	39,840	4,924	496	-	45,260
Commercial and Industrial	8,180	1	16	69	8,266
Consumer	187	-	-	-	187
Total Loans Acquired at Fair Value	$115,959	$4,925	$2,363	$69	$123,316

Total Loans
Real Estate:
Residential	$275,355	$1,015	$2,401	$-	$278,771
Commercial	233,526	14,581	2,839	243	251,189
Construction	24,024	-	520	43	24,587
Commercial and Industrial	82,840	10,433	1,021	944	95,238
Consumer	115,909	-	63	-	115,972
Other	15,334	-	-	-	15,334
Total Loans	$746,988	$26,029	$6,844	$1,230	$781,091

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$198,869	$1,031	$586	$-	$200,486
Commercial	143,824	13,161	2,716	534	160,235
Construction	35,571	-	535	43	36,149
Commercial and Industrial	84,910	11,460	2,589	1,335	100,294
Consumer	114,287	-	71	-	114,358
Other	3,376	-	-	-	3,376
Total Originated Loans	$580,837	$25,652	$6,497	$1,912	$614,898

Loans Acquired at Fair Value
Real Estate:
Residential	$71,176	$-	$1,776	$-	$72,952
Commercial	43,297	5,004	501	-	48,802
Commercial and Industrial	7,270	5	189	77	7,541
Consumer	199	-	-	-	199
Total Loans Acquired at Fair Value	$121,942	$5,009	$2,466	$77	$129,494

Total Loans
Real Estate:
Residential	$270,045	$1,031	$2,362	$-	$273,438
Commercial	187,121	18,165	3,217	534	209,037
Construction	35,571	-	535	43	36,149
Commercial and Industrial	92,180	11,465	2,778	1,412	107,835
Consumer	114,486	-	71	-	114,557
Other	3,376	-	-	-	3,376
Total Loans	$702,779	$30,661	$8,963	$1,989	$744,392

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands)
	March 31, 2018
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$207,527	$1,151	$-	$-	$1,151	$490	$209,168
Commercial	205,865	64	-	-	64	-	205,929
Construction	24,544	-	-	-	-	43	24,587
Commercial and Industrial	85,871	-	-	-	-	1,101	86,972
Consumer	114,832	814	62	15	891	62	115,785
Other	15,334	-	-	-	-	-	15,334
Total Originated Loans	$653,973	$2,029	$62	$15	$2,106	$1,696	$657,775

Loans Acquired at Fair Value
Real Estate:
Residential	$68,483	$140	$-	$-	$140	$980	$69,603
Commercial	45,260	-	-	-	-	-	45,260
Commercial and Industrial	7,619	631	-	-	631	16	8,266
Consumer	187	-	-	-	-	-	187
Total Loans Acquired at Fair Value	$121,549	$771	$-	$-	$771	$996	$123,316

Total Loans
Real Estate:
Residential	$276,010	$1,291	$-	$-	$1,291	$1,470	$278,771
Commercial	251,125	64	-	-	64	-	251,189
Construction	24,544	-	-	-	-	43	24,587
Commercial and Industrial	93,490	631	-	-	631	1,117	95,238
Consumer	115,019	814	62	15	891	62	115,972
Other	15,334	-	-	-	-	-	15,334
Total Loans	$775,522	$2,800	$62	$15	$2,877	$2,692	$781,091

	December 31, 2017
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$198,564	$1,088	$310	$-	$1,398	$524	$200,486
Commercial	159,947	-	-	-	-	288	160,235
Construction	36,106	-	-	-	-	43	36,149
Commercial and Industrial	96,863	125	1,227	-	1,352	2,079	100,294
Consumer	112,965	1,142	154	26	1,322	71	114,358
Other	3,376	-	-	-	-	-	3,376
Total Originated Loans	$607,821	$2,355	$1,691	$26	$4,072	$3,005	$614,898

Loans Acquired at Fair Value
Real Estate:
Residential	$71,333	$398	$180	$142	$720	$899	$72,952
Commercial	48,802	-	-	-	-	-	48,802
Commercial and Industrial	7,448	77	-	-	77	16	7,541
Consumer	199	-	-	-	-	-	199
Total Loans Acquired at Fair Value	$127,782	$475	$180	$142	$797	$915	$129,494

Total Loans
Real Estate:
Residential	$269,897	$1,486	$490	$142	$2,118	$1,423	$273,438
Commercial	208,749	-	-	-	-	288	209,037
Construction	36,106	-	-	-	-	43	36,149
Commercial and Industrial	104,311	202	1,227	-	1,429	2,095	107,835
Consumer	113,164	1,142	154	26	1,322	71	114,557
Other	3,376	-	-	-	-	-	3,376
Total Loans	$735,603	$2,830	$1,871	$168	$4,869	$3,920	$744,392

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

	(Dollars in Thousands)
	March 31, 2018	December 31, 2017
Nonaccrual Loans:
Originated Loans:
Real Estate:
Residential	$490	$524
Commercial	-	288
Construction	43	43
Commercial and Industrial	1,101	2,079
Consumer	62	71
Total Originated Nonaccrual Loans	1,696	3,005

Loans Acquired at Fair Value:
Real Estate:
Residential	980	899
Commercial and Industrial	16	16
Total Loans Acquired at Fair Value Nonaccrual Loans	996	915
Total Nonaccrual Loans	2,692	3,920

Accruing Loans Past Due 90 Days or More:
Originated Loans:
Real Estate:
Consumer	15	26
Total Originated Accruing Loans 90 Days or More Past Due	15	26

Loans Acquired at Fair Value:
Real Estate:
Residential	-	142
Total Loans Acquired at Fair Value Accruing Loans 90 Days or More Past Due	-	142
Total Accruing Loans 90 Days or More Past Due	15	168
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	2,707	4,088

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate - Residential	29	30
Real Estate - Commercial	1,257	1,271
Commercial and Industrial	5	5
Other	-	1
Total Originated Loans	1,291	1,307
Loans Acquired at Fair Value:
Real Estate - Residential	1,246	1,257
Real Estate - Commercial	414	426
Commercial and Industrial	-	173
Total Loans Acquired at Fair Value	1,660	1,856
Total Troubled Debt Restructurings, Accruing	2,951	3,163

Total Nonperforming Loans	5,658	7,251

Real Estate Owned:
Residential	-	152
Commercial	174	174
Total Real Estate Owned	174	326

Total Nonperforming Assets	$5,832	$7,577

Nonperforming Loans to Total Loans	0.72%	0.97%
Nonperforming Assets to Total Assets	0.60	0.81

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $759,000 and $1.5 million at March 31, 2018 and December 31, 2017, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 13 loans totaling $3.9 million and 16 loans totaling $4.5 million at March 31, 2018 and December 31, 2017, respectively. Originated loans classified as TDRs consisted of six loans totaling $2.2 million and eight loans totaling $2.6 million at March 31, 2018 and December 31, 2017, respectively. Loans acquired at fair value classified as TDRs consisted of seven loans totaling $1.7 million and eight loans totaling $1.9 million at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018, one originated commercial and industrial TDR loan was fully charged-off due to declining updated financial information, one originated consumer loan previously identified as a TDR paid off and one commercial and industrial loan previously identified as an acquired loan at fair value TDR paid off. During the three months ended March 31, 2017, one commercial real estate loan previously identified as an acquired loan at fair value TDR paid off. No TDRs subsequently defaulted during the three months ended March 31, 2018 and 2017, respectively.

There were no loans modified into a TDR transaction during the three months ended March 31, 2018 and 2017, respectively.

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	March 31, 2018
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$84	$-	$87	$89	$1
Commercial	2,061	-	2,061	2,096	24
Construction	564	-	564	570	7
Commercial and Industrial	524	-	524	531	6
Other	-	-	-	-	-
Total With No Related Allowance Recorded	$3,233	$-	$3,236	$3,286	$38

Loans Acquired at Fair Value
Real Estate:
Residential	$1,246	$-	$1,246	$1,251	$16
Commercial	910	-	910	919	12
Commercial and Industrial	85	-	85	89	1
Total With No Related Allowance Recorded	$2,241	$-	$2,241	$2,259	$29

Total Loans
Real Estate:
Residential	$1,330	$-	$1,333	$1,340	$17
Commercial	2,971	-	2,971	3,015	36
Construction	564	-	564	570	7
Commercial and Industrial	609	-	609	620	7
Other	-	-	-	-	-
Total With No Related Allowance Recorded	$5,474	$-	$5,477	$5,545	$67

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$891	$200	$891	$896	$12
Commercial and Industrial	1,366	662	1,446	1,445	16
Total With A Related Allowance Recorded	$2,257	$862	$2,337	$2,341	$28

	March 31, 2018 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$84	$-	$87	$89	$1
Commercial	2,952	200	2,952	2,992	36
Construction	564	-	564	570	7
Commercial and Industrial	1,890	662	1,970	1,976	22
Other	-	-	-	-	-
Total Impaired Loans	$5,490	$862	$5,573	$5,627	$66

Loans Acquired at Fair Value
Real Estate:
Residential	$1,246	$-	$1,246	$1,251	$16
Commercial	910	-	910	919	12
Commercial and Industrial	85	-	85	89	1
Total Impaired Loans	$2,241	$-	$2,241	$2,259	$29

Total Loans
Real Estate:
Residential	$1,330	$-	$1,333	$1,340	$17
Commercial	3,862	200	3,862	3,911	48
Construction	564	-	564	570	7
Commercial and Industrial	1,975	662	2,055	2,065	23
Other	-	-	-	-	-
Total Impaired Loans	$7,731	$862	$7,814	$7,886	$95

	December 31, 2017
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$89	$-	$91	$114	$4
Commercial	2,142	-	2,142	2,297	104
Construction	578	-	578	629	26
Commercial and Industrial	1,002	-	1,002	1,058	28
Other	1	-	1	3	-
Total With No Related Allowance Recorded	$3,812	$-	$3,814	$4,101	$162

Loans Acquired at Fair Value
Real Estate:
Residential	$1,257	$-	$1,257	$1,278	$65
Commercial	927	-	927	965	51
Commercial and Industrial	189	-	189	320	12
Total With No Related Allowance Recorded	$2,373	$-	$2,373	$2,563	$128

Total Loans
Real Estate:
Residential	$1,346	$-	$1,348	$1,392	$69
Commercial	3,069	-	3,069	3,262	155
Construction	578	-	578	629	26
Commercial and Industrial	1,191	-	1,191	1,378	40
Other	1	-	1	3	-
Total With No Related Allowance Recorded	$6,185	$-	$6,187	$6,664	$290

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,480	$351	$1,480	$1,509	$65
Commercial and Industrial	2,927	1,264	3,019	3,346	159
Total With A Related Allowance Recorded	$4,407	$1,615	$4,499	$4,855	$224

Loans Acquired at Fair Value
Real Estate:
Commercial and Industrial	$77	$3	$77	$98	$4
Total With A Related Allowance Recorded	$77	$3	$77	$98	$4

Total Loans
Real Estate:
Commercial	$1,480	$351	$1,480	$1,509	$65
Commercial and Industrial	3,004	1,267	3,096	3,444	163
Total With A Related Allowance Recorded	$4,484	$1,618	$4,576	$4,953	$228

	December 31, 2017 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans
Originated Loans
Real Estate:
Residential	$89	$-	$91	$114	$4
Commercial	3,622	351	3,622	3,806	169
Construction	578	-	578	629	26
Commercial and Industrial	3,929	1,264	4,021	4,404	187
Other	1	-	1	3	-
Total Impaired Loans	$8,219	$1,615	$8,313	$8,956	$386

Loans Acquired at Fair Value
Real Estate:
Residential	$1,257	$-	$1,257	$1,278	$65
Commercial	927	-	927	965	51
Commercial and Industrial	266	3	266	418	16
Total Impaired Loans	$2,450	$3	$2,450	$2,661	$132

Total Loans
Real Estate:
Residential	$1,346	$-	$1,348	$1,392	$69
Commercial	4,549	351	4,549	4,771	220
Construction	578	-	578	629	26
Commercial and Industrial	4,195	1,267	4,287	4,822	203
Other	1	-	1	3	-
Total Impaired Loans	$10,669	$1,618	$10,763	$11,617	$518

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment for the periods indicated.

	(Dollars in thousands)
	March 31, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
December 31, 2017	$891	$1,799	$276	$2,461	$2,358	$-	$430	$8,215
Charge-offs	(27)	-	-	(1,398)	(141)	-	-	(1,566)
Recoveries	4	-	-	2	45	-	-	51
Provision	7	407	(120)	1,706	(106)	-	(394)	1,500
March 31, 2018	$875	$2,206	$156	$2,771	$2,156	$-	$36	$8,200

Loans Acquired at Fair Value
December 31, 2017	$-	$490	$-	$83	$-	$-	$8	$581
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	1	114	-	-	-	-	-	115
Provision	(1)	(117)	-	84	-	-	34	-
March 31, 2018	$-	$487	$-	$167	$-	$-	$42	$696

Total Allowance for Loan Losses
December 31, 2017	$891	$2,289	$276	$2,544	$2,358	$-	$438	$8,796
Charge-offs	(27)	-	-	(1,398)	(141)	-	-	(1,566)
Recoveries	5	114	-	2	45	-	-	166
Provision	6	290	(120)	1,790	(106)	-	(360)	1,500
March 31, 2018	$875	$2,693	$156	$2,938	$2,156	$-	$78	$8,896

	March 31, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$200	$-	$662	$-	$-	$-	$862
Collectively Evaluated for Potential Impairment	$875	$2,006	$156	$2,109	$2,156	$-	$36	$7,338

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively Evaluated for Potential Impairment	$-	$487	$-	$167	$-	$-	$42	$696

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$200	$-	$662	$-	$-	$-	$862
Collectively Evaluated for Potential Impairment	$875	$2,493	$156	$2,276	$2,156	$-	$78	$8,034

	December 31, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$351	$-	$1,264	$-	$-	$-	$1,615
Collectively Evaluated for Potential Impairment	$891	$1,448	$276	$1,197	$2,358	$-	$430	$6,600

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$-	$-	$3	$-	$-	$-	$3
Collectively Evaluated for Potential Impairment	$-	$490	$-	$80	$-	$-	$8	$578

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$351	$-	$1,267	$-	$-	$-	$1,618
Collectively Evaluated for Potential Impairment	$891	$1,938	$276	$1,277	$2,358	$-	$438	$7,178

	March 31, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
December 31, 2016	$1,106	$1,942	$65	$1,579	$2,463	$-	$128	$7,283
Charge-offs	-	-	-	-	(327)	-	-	(327)
Recoveries	4	-	-	11	65	-	-	80
Provision	(21)	(44)	18	8	55	-	154	170
March 31, 2017	$1,089	$1,898	$83	$1,598	$2,256	$-	$282	$7,206

Loans Acquired at Fair Value
December 31, 2016	$-	$365	$-	$120	$-	$-	$35	$520
Charge-offs	(64)	(129)	-	-	-	-	-	(193)
Recoveries	-	1	-	-	1	-	-	2
Provision	64	234	-	(6)	(1)	-	(41)	250
March 31, 2017	$-	$471	$-	$114	$-	$-	$(6)	$579

Total Allowance for Loan Losses
December 31, 2016	$1,106	$2,307	$65	$1,699	$2,463	$-	$163	$7,803
Charge-offs	(64)	(129)	-	-	(327)	-	-	(520)
Recoveries	4	1	-	11	66	-	-	82
Provision	43	190	18	2	54	-	113	420
March 31, 2017	$1,089	$2,369	$83	$1,712	$2,256	$-	$276	$7,785

	March 31, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$385	$-	$701	$-	$-	$-	$1,086
Collectively Evaluated for Potential Impairment	$1,089	$1,513	$83	$897	$2,256	$-	$282	$6,120

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$122	$-	$39	$-	$-	$-	$161
Collectively Evaluated for Potential Impairment	$-	$349	$-	$75	$-	$-	$(6)	$418

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$507	$-	$740	$-	$-	$-	$1,247
Collectively Evaluated for Potential Impairment	$1,089	$1,862	$83	$972	$2,256	$-	$276	$6,538

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2017	$760
Accretable Yield	(66)
Nonaccretable Discount	5
Balance at March 31, 2018	$699

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	March 31, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$84	$2,952	$564	$1,890	$-	$-	$5,490
Collectively Evaluated for Potential Impairment	209,084	202,977	24,023	85,082	115,785	15,334	652,285
	$209,168	$205,929	$24,587	$86,972	$115,785	$15,334	$657,775

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,246	$910	$-	$85	$-	$-	$2,241
Collectively Evaluated for Potential Impairment	68,357	44,350	-	8,181	187	-	121,075
	$69,603	$45,260	$-	$8,266	$187	$-	$123,316

Total Loans
Individually Evaluated for Impairment	$1,330	$3,862	$564	$1,975	$-	$-	$7,731
Collectively Evaluated for Potential Impairment	277,441	247,327	24,023	93,263	115,972	15,334	773,360
	$278,771	$251,189	$24,587	$95,238	$115,972	$15,334	$781,091

	December 31, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$89	$3,622	$578	$3,929	$-	$1	$8,219
Collectively Evaluated for Potential Impairment	200,397	156,613	35,571	96,365	114,358	3,375	606,679
	$200,486	$160,235	$36,149	$100,294	$114,358	$3,376	$614,898

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,257	$927	$-	$266	$-	$-	$2,450
Collectively Evaluated for Potential Impairment	71,695	47,875	-	7,275	199	-	127,044
	$72,952	$48,802	$-	$7,541	$199	$-	$129,494

Total Loans
Individually Evaluated for Impairment	$1,346	$4,549	$578	$4,195	$-	$1	$10,669
Collectively Evaluated for Potential Impairment	272,092	204,488	35,571	103,640	114,557	3,375	733,723
	$273,438	$209,037	$36,149	$107,835	$114,557	$3,376	$744,392

Note 7. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

Maturity Period:	March 31, 2018
One Year or Less	$72,412
Over One Through Two Years	47,921
Over Two Through Three Years	15,833
Over Three Through Four Years	10,873
Over Four Through Five Years	8,827
Over Five Years	7,839
Total	$163,705

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $54.5 million and $52.1 million as of March 31, 2018 and December 31, 2017, respectively.

Note 8. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	March 31, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$150	2.70%	$75	-%
Maximum Amount Outstanding at any Month End	1,500		550

FHLB Borrowings:
Balance at Period End	75,740	1.87	13,764	1.57
Average Balance Outstanding During the Period	42,437	1.69	215	0.93
Maximum Amount Outstanding at any Month End	75,740		13,764

Securities Sold Under Agreements to Repurchase:
Balance at Period End	19,525	0.28	25,841	0.26
Average Balance Outstanding During the Period	23,104	0.35	26,350	0.31
Maximum Amount Outstanding at any Month End	23,228		27,951

Securities Collaterizing the Agreements at Period-End:
Carrying Value	38,776		38,953
Market Value	37,357		38,081

Note 9. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	March 31, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$4,000	1.67%	$4,500	1.41%
Due After One Year to Two Years	6,000	1.88	6,000	1.78
Due After Two Years to Three Years	5,000	2.09	6,000	1.97
Due After Three Years to Four Years	3,000	2.23	5,000	2.18
Due After Four Years to Five Years	3,000	2.41	3,000	2.41
Due After Five Years	-	-	-	-
Total	$21,000	2.01	$24,500	1.92

As of March 31, 2018, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $294.0 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $143.1 million as of March 31, 2018 and December 31, 2017, respectively.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $99.7 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $40.0 million. As of March 31, 2018 and December 31, 2017, no draws had been taken on these facilities.

Note 10. Commitments and Contingent Liabilities

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

	(Dollars in thousands)
	March 31, 2018	December 31, 2017
Standby Letters of Credit	$38,072	$55,105
Performance Letters of Credit	3,256	4,339
Construction Mortgages	33,585	30,619
Personal Lines of Credit	6,375	6,183
Overdraft Protection Lines	6,142	6,167
Home Equity Lines of Credit	17,097	16,337
Commercial Lines of Credit	70,781	62,088
	$175,308	$180,838

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

Note 11. Fair Value Disclosure

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

		(Dollars in thousands)
	Fair Value Hierarchy	March 31, 2018	December 31, 2017
Available for Sales Securities:
U.S. Government Agencies	Level II	$64,927	$65,888
Obligations of States and Political Subdivisions	Level II	38,673	38,988
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	16,001	16,978
Equity Securities - Mutual Funds	Level I	495	503
Equity Securities - Other	Level I	1,382	1,226
Total Available for Sale Securities		$121,478	$123,583

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

		(Dollars in thousands)
		Fair Value at				Significant
Financial Asset	Fair Value Hierarchy	March 31, 2018	December 31, 2017	Valuation Techniques	Significant Unobservable Inputs	Unobservable Input Value
Impaired Loans	Level III	$1,395	$2,866	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	-	321	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At March 31, 2018 and December 31, 2017, the fair value of impaired loans consists of the loan balances of $2.3 million and $4.5 million, respectively, less their specific valuation allowances of $862,000 and $1.6 million, respectively.

Other real estate owned (OREO) properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, other real estate owned is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an other real estate owned property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy. During the three months ended March 31, 2018, one residential real estate OREO property was sold at a gain of $12,000. During the three months ended March 31, 2017, one residential real estate loan for $155,000 moved into OREO.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		March 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$1,937	$1,937	$11,685	$11,685
Non-Interest Bearing	Level I	11,545	11,545	8,937	8,937
Investment Securities:
Available for Sale	See Above	121,478	121,478	123,583	123,583
Loans, Net	Level III	772,195	770,718	735,596	741,020
Restricted Stock	Level II	6,509	6,509	4,340	4,340
Bank-Owned Life Insurance	Level II	18,309	18,309	19,151	19,151
Accrued Interest Receivable	Level II	2,851	2,851	2,706	2,706

Financial Liabilities:
Deposits	Level II	754,731	752,665	773,344	772,080
Short-term Borrowings	Level II	95,265	95,265	39,605	39,605
Other Borrowed Funds	Level II	21,000	20,710	24,500	24,454
Accrued Interest Payable	Level II	449	449	430	430

Note 12. Other Noninterest Expense

The details for other noninterest expense for the Company’s consolidated statement of income for the three months ended March 31, 2018 and 2017, are as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2018	2017
Other Noninterest Expense
Non-employee compensation	$122	$100
Printing and supplies	108	103
Postage	58	66
Telephone	112	88
Charitable contributions	29	24
Dues and subscriptions	66	63
Loan expenses	93	74
Meals and entertainment	34	24
Travel	38	26
Training	13	11
Miscellaneous	192	231
Total Other Noninterest Expense	$865	$810

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company uses the current statutory income tax rate of 21.0% to value its deferred tax assets and liabilities. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act reduces the US federal corporate tax rate from 35% to 21%. As of December 31, 2017, we have completed our accounting for the tax effects of enactment of the Act.

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

In February 2018, FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220). As disclosed in Note 1 of the Annual Report, the Company early adopted the provisions of the ASU 2018-02 and recorded a reclassification adjustment of $220,000 from AOCI to retained earnings for stranded tax effects related to AFS securities resulting from the newly enacted corporate tax rate. The amount of the reclassification was the difference between the 35 percent historical corporate tax rate and the newly enacted 21 percent corporate tax rate. See Statement of Changes in Stockholders Equity as of December 31, 2017 included in the Annual Report for additional details and reclassification impact due to impact of the ASU 2018-02.

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

On April 30, 2018, the Company completed its merger with FWVB. For additional information regarding the merger, refer to Note 2 in the Notes to Consolidated Financial Statements.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2018 compared to the financial condition as of December 31, 2017 and the consolidated results of operations for the three months ended March 31, 2018 and 2017.

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

Statement of Financial Condition Analysis

Assets. Total assets increased $31.4 million, or 3.4%, to $965.8 million at March 31, 2018 compared to $934.5 million at December 31, 2017.

Investment securities classified as available-for-sale decreased $2.1 million, or 1.7%, to $121.5 million at March 31, 2018 compared to $123.6 million at December 31, 2017. This decrease was primarily the result of current market conditions negatively impacting the fair market value of the securities portfolio decreasing the fair market value by $1.8 million at March 31, 2018, security calls and maturities and security paydowns in the current quarter. Any excess security funds have been utilized to fund loan growth.

Loans, net, increased $36.6 million, or 5.0%, to $772.2 million at March 31, 2018 compared to $735.6 million at December 31, 2017. This was primarily due to net originations of $42.2 million on commercial real estate loans, $5.3 million on residential loans and $1.4 million in consumer loans (mainly indirect auto loans), partially offset by net payoffs of $11.6 million in construction loans. The net loan payoffs were utilized to fund loan originations during the current period.

Premises and equipment, net, increased $1.6 million, or 9.8%, to $18.4 million at March 31, 2018 compared to $16.7 million at December 31, 2017. This was mainly due to additions related to the new Corporate Center currently under construction for the Bank. The Corporate Center is located in Washington, PA, just off the Chestnut Street exit of I-70. This location was a property that was acquired in the first quarter of 2016 as a result of a resolution of a commercial real estate impaired loan relationship that transferred into other real estate owned. Based on the Company’s strategic plan to expand the corporation, it was determined that this property go through an extensive remodeling and be ready for occupancy in the second quarter of 2018.

Liabilities. Total liabilities increased $32.2 million, or 3.8%, to $873.4 million at March 31, 2018 compared to $841.2 million at December 31, 2017.

Total deposits decreased $18.6 million, or 2.4%, to $754.7 million at March 31, 2018 compared to $773.3 million at December 31, 2017. There were decreases of $23.8 million in NOW accounts, $2.7 million in brokered deposits, $703,000 in money market accounts and $596,000 in time deposits, partially offset by increases of $6.9 million in demand deposits and $2.3 million in savings accounts. A local government depositor withdrew funds from the Bank during the current quarter in the amount of approximately $17.0 million. Due to the evolving interest rate environment and recent interest rate hikes by the FRB over the past year, the Bank continues to monitor the portfolio of deposit products by being selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships.

Short-term borrowings increased $55.7 million, or 140.5%, to $95.3 million at March 31, 2018 compared to $39.6 million at December 31, 2017. At March 31, 2018, short-term borrowings were comprised of $75.7 million of FHLB overnight borrowings and $19.5 million of securities sold under agreements to repurchase compared to $13.8 million of FHLB overnight borrowings and $25.8 million of securities sold under agreements to repurchase at December 31, 2017. The increase in FHLB overnight borrowings is directly related to loan growth in the current period. The decrease in securities sold under agreement to repurchase is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Other borrowed funds decreased $3.5 million due to a FHLB long-term borrowing maturing and paying off during the current period. As a result of the FHLB matured long-term borrowing, the weighted average interest rate on long-term borrowings increased 7 basis points from 1.92% to 1.99% in the current period.

Stockholders’ Equity. Stockholders’ equity decreased $838,000, or 0.9%, to $92.4 million at March 31, 2018 compared to $93.3 million at December 31, 2017. During the period, the increase in unrealized losses on the securities portfolio was $1.5 million and the Company paid $901,000 in dividends to stockholders, partially offset by net income of $1.4 million for the current period.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Overview. Net income decreased $344,000, to $1.4 million, for the three months ended March 31, 2018, compared to $1.7 million for the three months ended March 31, 2017. The quarterly results benefited from an increase in interest income related to the above mentioned loan growth in the current quarter. Quarterly pre-tax income decreased by $907,000 due to the increase of $1.1 million in provision for loan losses as a result of loan growth and resolutions of commercial and industrial impaired loans.

Net Interest Income. Net interest income increased $613,000, or 8.8%, to $7.6 million for the three months ended March 31, 2018 compared to $7.0 million for the three months ended March 31, 2017.

Interest and dividend income increased $916,000, or 11.8%, to $8.7 million for the three months ended March 31, 2018 compared to $7.8 million for the three months ended March 31, 2017. Interest income on loans increased $829,000 due to an increase in average loans outstanding of $83.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in average loans was due to loan originations within the commercial and residential loan portfolios, partially offset by decreases in construction and commercial and industrial loans mainly due to loan payoffs. The overall decrease on the loan yield for average loans was 4 basis points. The main factor contributing to the yield decrease this quarter was the reduced accretion on the acquired loan portfolio credit mark. The impact of the accretion for the three months ended March 31, 2018 was 4 basis points compared to 14 basis points for the three months ended March 31, 2017. The remaining credit mark balance for acquired loans was $699,000 as of March 31, 2018. Since the prior quarter interest rate hike by the Federal Reserve Board (“FRB”) of 25 basis points in the discount rate, loan demand thrived in the first quarter. Interest income on taxable securities increased $73,000 mainly due to an increase of $10.2 million in the average balance for taxable securities in the current period. The increase in the average balance attributed to an increase of 11 basis points in yield on taxable securities. This is a result of new purchases with higher prevailing yields replacing security calls and maturities with lower yields within the portfolio. Interest income on securities exempt from federal tax increased $19,000 due to deploying proceeds from security calls and maturities into higher yielding non-taxable security purchases in the current period. There was an increase of $3.6 million in the average balance on securities exempt from federal tax and a decrease of 66 basis points in yield as a result of the Tax Cuts and Jobs Act enacted into federal tax law on December 22, 2017. The reduction of the statutory federal income tax rate from 34% to 21%, has dampened the benefit of tax-exempt yields on securities. In addition, other interest and dividend income increased $4,000 as a result of increased interest earned with correspondent deposit banks and FHLB dividends in the current period.

Interest expense increased $303,000, or 38.1%, to $1.1 million for the three months ended March 31, 2018, compared to $796,000 for the three months ended March 31, 2017. Interest expense on short-term borrowings increased $178,000 due to overnight borrowings primarily from FHLB. Multiple 25 basis point interest rate hikes by the FRB during the prior year and the continued loan growth have contributed to the increase in average balance for borrowings of $36.0 million at March 31, 2018. Interest expense on deposits increased $133,000 due to an increase in average interest-bearing deposits of $25.7 million, primarily due to increases in interest-bearing demand deposit, savings and time deposits accounts. The average cost of interest-bearing deposits increased 7 basis points. This was due to the aforementioned interest rate hikes creating a volatile market on deposit accounts. Interest expense on other borrowed funds decreased $9,000 primarily due to a maturing FHLB long-term borrowing for $3.5 million that was paid off in the current period partially offset by an increase in interest expense on securities sold under agreement to repurchase.

Average Balances and Yields. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for 2018 and 34% for 2017. As such, amounts will not agree to income as reported in the consolidated financial statements. Average balances for loans are net of the allowance for loan losses, and include nonaccrual loans. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	(Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$750,760	$8,005	4.32%	$666,961	$7,164	4.36%
Investment Securities
Taxable	86,206	434	2.01	76,044	361	1.90
Exempt From Federal Tax	39,205	290	2.96	35,593	322	3.62
Other Interest-Earning Assets	7,680	66	3.49	19,567	71	1.47
Total Interest-Earning Assets	883,851	8,795	4.04	798,165	7,918	4.02
Noninterest-Earning Assets	58,297			56,302
Total Assets	$942,148			$854,467

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$131,600	103	0.32%	$118,548	70	0.24%
Savings	134,292	62	0.19	124,533	56	0.18
Money Market	137,310	119	0.35	142,557	93	0.26
Time Deposits	166,048	504	1.23	157,903	436	1.12
Total Interest-Bearing Deposits	569,250	788	0.56	543,541	655	0.49

Borrowings	88,753	311	1.42	52,727	141	1.08
Total Interest-Bearing Liabilities	658,003	1,099	0.68	596,268	796	0.54

Noninterest-Bearing Demand Deposits	187,693			164,459
Other Liabilities	3,457			3,482
Total Liabilities	849,153			764,209

Stockholders' Equity	92,995			90,258
Total Liabilities and Stockholders' Equity	$942,148			$854,467

Net Interest Income		$7,696			$7,122

Net Interest Rate Spread (2)			3.36%			3.48%
Net Interest-Earning Assets (3)	$225,848			$201,897
Net Interest Margin (4)			3.53			3.62
Return on Average Assets			0.59			0.81
Return on Average Equity			5.93			7.66
Average Equity to Average Assets			9.87			10.56
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.32			133.86

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 21%.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for 2018 and 34% for 2017. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	(Dollars in thousands) (Unaudited)
	Three Months Ended March 31, 2018 Compared To Three Months Ended March 31, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$908	$(67)	$841
Investment Securities:
Taxable	51	22	73
Exempt From Federal Tax	31	(63)	(32)
Other Interest-Earning Assets	(61)	56	(5)
Total Interest-Earning Assets	929	(52)	877

Interest Expense:
Deposits	36	97	133
Borrowings	117	53	170
Total Interest-Bearing Liabilities	153	150	303
Change in Net Interest Income	$776	$(202)	$574

Provision for Loan Losses. The provision for loan losses was $1.5 million for the three months ended March 31, 2018 compared to $420,000 for the three months ended March 31, 2017. Net charge-offs for the three months ended March 31, 2018 were $1.4 million, which includes $122,000 of net charge-offs on automobile loans, compared to $438,000 of net charge-offs for the three months ended March 31, 2017, which includes $237,000 of net charge-offs on automobile loans. The increase in net charge-offs during the current period was due to charge-offs of $496,000, $443,000 and $238,000 for three commercial and industrial relationships, $27,000 for residential mortgage loans and $19,000 for consumer loans. The provision for loan losses was impacted in the current quarter by the recording of $1.5 million of provision for the originated loan portfolio due to the above-mentioned loan charge-offs and to appropriately reflect risk associated with the originated loan portfolio as of March 31, 2018. Additionally, this was due to growth in the loan portfolio and average loan balances, partially offset by the local economy which had a positive impact on the quantitative factors within the allowance calculation. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses. It was determined that an increase in the current quarter provision was needed for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Noninterest Income. Noninterest income increased $10,000, or 0.5% to $2.1 million for the three months ended March 31, 2018 remaining constant at $2.1 million for the three months ended March 31, 2017. Other commissions increased $329,000 mainly due to insurance proceeds recognized by a claim on a bank-owned life insurance policy due to the death of a former vice president of the Bank. This increase was mainly offset by the following: Insurance commissions from Exchange Underwriters decreased $155,000 due to decreases in contingency fees of $128,000 and commissions and fees income of $27,000, which was primarily related to commercial lines commissions. Contingency fees are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. Net gains on the sales of investments decreased $52,000 due to sales of equity securities in the prior quarter. There was a decrease in the net gains on the sales of residential mortgage loans of $82,000. The decrease in gains was primarily due to rising interest rates and the decrease in the number of loans subsequently sold to the FHLB as part of the MPF® program. The fair value of equity securities decreased $25,000 due to the current quarter adoption of Accounting Standard Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10), which requires equity investments (except those accounted for under the equity method or are that consolidated) to be measured at fair value with changes in fair value recognized in net income. As required the $25,000 loss was recognized due to current market conditions.

Noninterest Expense. Noninterest expense increased $450,000, or 7.2%, to $6.7 million for the three months ended March 31, 2018 compared to $6.2 million for the three months ended March 31, 2017. Salaries and employee benefits increased $206,000 primarily due to hiring of additional employees to ramp up for the intended merger with FWVB and PB, normal salary increases, group health insurance and retirement benefits expense. This increase was partially offset by a decrease in bank-owned life insurance split dollar accrual expense due to the claim recognized on the death of a former vice president of the Bank. Equipment increased $59,000 related to Fiserv, our core data processing program. The Federal Deposit Insurance Corporation (“FDIC”) assessment expense increased $55,000 due to the increase in average assets and a factor increase by the FDIC in the computation of the insurance assessment. Other noninterest expense increased $55,000 primarily due to telephone, non-employee compensation related to stock option and restricted stock awards expenses, increased loan expenses due to loan originations, and travel expense. Merger related expense of $24,000 was recognized in the current quarter mainly due to merger planning software and employee travel to Progressive Bank. Occupancy increased $22,000 primarily due to a branch remodeling project. PA Shares Tax expense increased $9,000 due to increased equity compared to the prior quarter. Contracted services increased $7,000 related to winter maintenance expenses. Advertising increased $6,000 due to current marketing and advertising initiatives.

Income Tax Expense. Income taxes decreased $563,000 to $167,000 for the three months ended March 31, 2018 compared to $730,000 for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was 10.9% compared to 30.0% for the three months ended March 31, 2017. The expected effective tax rate for the current year 2018, is 16.7%, which was calculated by excluding the one-time income on a bank-owned life insurance claim of approximately $421,000, which represents a discrete tax item for Q1 2018. The decrease in income taxes was due to the direct result of the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the corporate statutory federal income tax rate from 34% to 21% effective January 1, 2018, the above mentioned bank-owned life insurance proceeds and a decrease of $907,000 in pre-tax income.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 10 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of March 31, 2018.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at March 31, 2018 to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due from banks, which totaled $13.5 million at March 31, 2018. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $45.4 million at March 31, 2018. In addition, at March 31, 2018, the Company had the ability to borrow up to $294.0 million from the FHLB of Pittsburgh, of which $75.7 million was outstanding and $37.6 million was utilized toward standby letters of credit. The Company also has the ability to borrow up to $99.7 million from the FRB through its Borrower-In-Custody line of credit agreement and $40.0 million from multiple line of credit arrangements with various banks, none of which were outstanding.

At March 31, 2018, time deposits due within one year of that date totaled $72.4 million, or 44.2% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At March 31, 2018, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $2.7 million.

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

At March 31, 2018 and December 31, 2017, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	March 31, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$84,013	11.71%	$84,599	12.22%
For Capital Adequacy Purposes	32,293	4.50	31,159	4.50
To Be Well Capitalized	46,645	6.50	45,008	6.50

Tier 1 Capital (to risk weighted assets)
Actual	84,013	11.71	84,599	12.22
For Capital Adequacy Purposes	43,057	6.00	41,546	6.00
To Be Well Capitalized	57,409	8.00	55,395	8.00

Total Capital (to risk weighted assets)
Actual	92,908	12.95	93,257	13.47
For Capital Adequacy Purposes	57,409	8.00	55,395	8.00
To Be Well Capitalized	71,761	10.00	69,243	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	84,013	9.01	84,599	9.27
For Capital Adequacy Purposes	37,287	4.00	36,492	4.00
To Be Well Capitalized	46,609	5.00	45,616	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of March 31, 2018, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2017, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on June 13, 2014 (File No. 333-196749))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on June 13, 2014 (File No. 333-196749))
31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date: May 10, 2018	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
Chief Executive Officer

Date: May 10, 2018	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

