Form 10-Q
period 2018-06-30
CB Financial Services, Inc.
filed 2018-08-14
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the number of shares outstanding of the Registrant’s Common Stock was 5,414,299.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
(Dollars in thousands, except share data)	June 30, 2018	December 31, 2017

ASSETS
Cash and Due From Banks:
Interest Bearing	$6,386	$11,685
Non-Interest Bearing	17,792	8,937
Total Cash and Due From Banks	24,178	20,622

Investment Securities:
Available-for-Sale	225,125	123,583
Loans, Net	882,319	735,596
Premises and Equipment, Net	32,894	16,712
Bank-Owned Life Insurance	22,647	19,151
Goodwill	15,484	4,953
Core Deposit Intangible, Net	15,539	3,284
Accrued Interest and Other Assets	13,474	10,585
TOTAL ASSETS	$1,231,660	$934,486

LIABILITIES
Deposits:
Demand Deposits	$247,854	$188,499
NOW Accounts	178,089	145,183
Money Market Accounts	180,253	136,914
Savings Accounts	206,126	132,359
Time Deposits	209,151	164,301
Brokered Deposits	3,087	6,088
Total Deposits	1,024,560	773,344

Short-Term Borrowings	47,179	39,605
Other Borrowed Funds	23,282	24,500
Accrued Interest and Other Liabilities	2,955	3,781
TOTAL LIABILITIES	1,097,976	841,230

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 and 4,363,346 Shares Issued and 5,414,299 and 4,095,957 Shares Outstanding at June 30, 2018 and December 31, 2017, Respectively	2,367	1,818
Capital Surplus	83,311	42,089
Retained Earnings	55,558	55,280
Treasury Stock, at Cost (266,694 and 267,389 Shares at June 30, 2018 and December 31, 2017, Respectively)	(4,680)	(4,590)
Accumulated Other Comprehensive Loss	(2,872)	(1,341)
TOTAL STOCKHOLDERS' EQUITY	133,684	93,256
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,231,660	$934,486

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$9,257	$7,229	$17,228	$14,371
Federal Funds Sold	54	41	60	56
Investment Securities:
Taxable	988	386	1,422	747
Exempt From Federal Income Tax	303	219	539	436
Other Interest and Dividend Income	88	74	148	130
TOTAL INTEREST AND DIVIDEND INCOME	10,690	7,949	19,397	15,740

INTEREST EXPENSE
Deposits	1,186	675	1,974	1,330
Federal Funds Purchased	-	-	1	-
Short-Term Borrowings	208	20	405	39
Other Borrowed Funds	123	119	236	241
TOTAL INTEREST EXPENSE	1,517	814	2,616	1,610

NET INTEREST INCOME	9,173	7,135	16,781	14,130
Provision For Loan Losses	600	300	2,100	720
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,573	6,835	14,681	13,410

NONINTEREST INCOME
Service Fees on Deposit Accounts	719	625	1,310	1,209
Insurance Commissions	880	842	1,811	1,928
Other Commissions	263	107	696	211
Net Gains on Sales of Loans	46	162	54	252
Net Gains on Sales of Investments	-	70	-	122
Fair Value of Equity Securities	44	-	19	-
Net Gains on Purchased Tax Credits	11	15	22	29
Income from Bank-Owned Life Insurance	127	116	235	232
Other	35	29	64	59
TOTAL NONINTEREST INCOME	2,125	1,966	4,211	4,042

NONINTEREST EXPENSE
Salaries and Employee Benefits	4,865	3,424	8,560	6,913
Occupancy	788	604	1,358	1,152
Equipment	632	473	1,130	912
FDIC Assessment	158	82	294	163
PA Shares Tax	197	186	396	376
Contracted Services	171	157	310	289
Legal and Professional Fees	145	102	285	243
Advertising	211	182	342	307
Bankcard Processing Expense	139	131	268	254
Other Real Estate Owned (Income) Expense	(19)	1	(12)	6
Amortization of Core Deposit Intangible	400	133	534	267
Merger-Related	769	-	793	-
Other	1,038	829	1,903	1,639
TOTAL NONINTEREST EXPENSE	9,494	6,304	16,161	12,521

Income Before Income Taxes	1,204	2,497	2,731	4,931
Income Taxes (1)	234	696	401	1,426
NET INCOME	$970	$1,801	$2,330	$3,505

EARNINGS PER SHARE
Basic	$0.19	$0.44	$0.51	$0.86
Diluted	0.19	0.44	0.51	0.85

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,000,209	4,088,025	4,550,580	4,087,659
Diluted	5,061,788	4,105,338	4,601,134	4,101,861

(1) See Note 1 – Income Taxes for further details on the reduction of the effective tax rate.

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Net Income	$970	$1,801	$2,330	$3,505

Other Comprehensive (Loss) Income:
Unrealized (Losses) Gains on Available-for-Sale Securities Net of Income (Benefit) Tax of ($31) and $198 for the Three Months Ended June 30, 2018 and 2017, Respectively, and ($409) and $309 for the Six Months Ended June 30, 2018 and 2017, Respectively	(70)	385	(1,491)	603

Reclassification Adjustment for Gains on Securities:
Included in Net Income, Net of Income Tax of $23 and $41 for the Three and Six Months Ended June 30, 2017, Respectively (1)	-	(47)	-	(81)
Other Comprehensive (Loss) Income, Net of Income (Benefit) Tax	(70)	338	(1,491)	522
Total Comprehensive Income	$900	$2,139	$839	$4,027

(1)	The gross amount of gains on securities of $70 and $122 for the Three and Six Months Ended June 30, 2017, Respectively, are reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect is included in Income Taxes on the Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

December 31, 2016	4,363,346	$1,818	$41,863	$51,713	$(4,746)	$(1,179)	$89,469
Comprehensive Income:
Net Income	-	-	-	3,505	-	-	3,505
Other Comprehensive Income	-	-	-	-	-	522	522
Stock-Based Compensation Expense	-	-	171	-	-	-	171
Exercise of Stock Options	-	-	7	-	24	-	31
Dividends Paid ($0.44 Per Share)	-	-	-	(1,798)	-	-	(1,798)
June 30, 2017	4,363,346	$1,818	$42,041	$53,420	$(4,722)	$(657)	$91,900

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

December 31, 2017	4,363,346	$1,818	$42,089	$55,280	$(4,590)	$(1,341)	$93,256
Comprehensive Income:
Net Income	-	-	-	2,330	-	-	2,330
Other Comprehensive Loss	-	-	-	-	-	(1,491)	(1,491)
Equity Securities MTM Adjustment (1)	-	-	-	40	-	(40)	-
Issuance of Common Stock	1,317,647	549	41,493	-	-	-	42,042
FWVB Equity Offering Related Expenses	-	-	(515)	-	-	-	(515)
Stock-Based Compensation Expense	-	-	239	-	-	-	239
Exercise of Stock Options	-	-	5	-	208	-	213
Treasury stock purchased, at cost (8,624 shares)	-	-	-	-	(298)	-	(298)
Dividends Paid ($0.44 Per Share)	-	-	-	(2,092)	-	-	(2,092)
June 30, 2018	5,680,993	$2,367	$83,311	$55,558	$(4,680)	$(2,872)	$133,684

(1)	Reclassification due to the adoption of ASU 2016-01. See Note 1 for additional information.

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017

OPERATING ACTIVITIES
Net Income	$2,330	$3,505
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	115	171
Depreciation and Amortization	1,347	1,305
Provision for Loan Losses	2,100	720
Unrealized Loss on Equity Securities	19	-
Gains on Purchased Tax Credits	22	29
Income from Bank-Owned Life Insurance	(235)	(232)
Proceeds From Mortgage Loans Sold	2,539	10,620
Originations of Mortgage Loans for Sale	(2,485)	(10,368)
Gains on Sales of Loans	(54)	(252)
Gains on Sales of Investment Securities	-	(122)
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(19)	-
Noncash Expense for Stock-Based Compensation	239	171
(Increase) Decrease in Accrued Interest Receivable	(832)	91
Retirements of Premises and Equipment	-	152
Decrease in Taxes Payable	(1,914)	(1,743)
Increase in Accrued Interest Payable	106	4
Net Payment of Federal/State Income Taxes	(820)	(1,495)
Other, Net	1,345	4,049
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,803	6,605

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	4,823	4,588
Purchases of Securities	(1,069)	(17,787)
Proceeds from Sales of Securities	80,314	3,603
Net Increase in Loans	(53,526)	(1,502)
Purchase of Premises and Equipment	(3,742)	(3,150)
Proceeds From a Claim on Bank-Owned Life Insurance	951	-
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	214	-
(Increase) Decrease in Restricted Equity Securities	(306)	37
Net Cash Received from Acquisition	20,632	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	48,291	(14,211)

FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(30,404)	28,841
Net Decrease in Short-Term Borrowings	(12,457)	(1,577)
Principal Payments on Other Borrowed Funds	(3,500)	(3,500)
Cash Dividends Paid	(2,092)	(1,798)
Treasury Stock, Purchases at Cost	(298)	-
Exercise of Stock Options	213	31
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(48,538)	21,997

INCREASE IN CASH AND CASH EQUIVALENTS	3,556	14,391
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	20,622	14,282
CASH AND DUE FROM BANKS AT END OF PERIOD	$24,178	$28,673

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $1,974 and $1,330, respectively)	$2,511	$1,606
Income taxes	820	1,495

Real estate acquired in settlement of loans	-	155
Non-cash transaction related to FWVB acquisition	41,527	-

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

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading in any material respect. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, evaluation of securities for other-than-temporary impairment including related cash flow projections, goodwill and intangible assets impairment, and the valuation of deferred tax assets.

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

On August 1, 2018, the Bank’s insurance subsidiary, Exchange Underwriters merged with Beynon Insurance, headquartered in Pittsburgh, Pennsylvania. Exchange Underwriters is the surviving insurance company and the acquisition price was approximately $1.8 million, which is expected to be allocated to the Beynon Insurance customer list. The acquired customer list will be recorded on the Company’s balance sheet as an intangible asset and amortized over the average life of the customer list in accordance with U.S. GAAP. Our preliminary estimated average life for this customer list is approximately 9 years and will be finalized in a subsequent period. Except as disclosed herein, the Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC and incorporated into the consolidated financial statements the effect of all material known events determined by ASC Topic 855, Subsequent Events, to be recognizable events.

Nature of Operations

The Company derives substantially all its income from banking and bank-related services which include interest earnings on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest earnings on investment securities and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank; a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from sixteen offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, seven offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc., the Bank’s wholly-owned subsidiary that is a full-service, independent insurance agency.

Acquired Loans

Loans that were acquired in previous mergers, were recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the acquired loans was estimated by management with the assistance of a third party valuation specialist.

For performing loans acquired in a merger, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. For purchased credit impaired (“PCI”) loans acquired in the merger, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Income Taxes

The income tax decrease was due to the enactment of the Tax Cuts and Jobs Act reducing the corporate tax rate from 34% to 21% effective January 1, 2018, and tax-exempt bank-owned life insurance proceeds which was a discrete item and reduced the expected 2018 effective tax rate of 18.1% to 15.0% at June 30, 2018, compared to 30.0% at June 30, 2017.

Recognition of a Prior Period Error

In April 2018, the Company discovered an error with the collateral position on a commercial and industrial classified loan relationship that had occurred in April 2017. This error resulted in the loss of the Company’s first lien position, leaving the loan with insufficient collateral. The Company corrected the error by recording a specific reserve and recognizing an additional $300,000 (pre-tax) of provision for loan losses for the quarter-ended March 31, 2018. There was no financial statement impact for the three months ended June 30, 2018. The impact of the correction of an error resulted in a decrease of $300,000 in income before income taxes, a decrease of $63,000 in income taxes, and a decrease of $237,000 (after-tax) in net income ($0.05 earnings per share) for the six months ended June 30, 2018.

As a result of this error, the Company’s 2017 results were overstated by $237,000 and the Company’s March 31, 2018 quarterly and six months ended June 30, 2018 results were understated by the same amount. Management of the Company concluded the effect of the error was immaterial to the Company’s 2017 results as well as estimated annual results for 2018.

Reclassifications

Certain comparative amounts for the prior year have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income or stockholders’ equity.

Recent Accounting Standards

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 is intended to be effective with ASU 2016-02, as amended. The amendments in ASU 2018-01 are as follows: provide an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old lease standards; and clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the provisions of ASU 2016-02, but expects to report increased assets and liabilities as a result of reporting additional leases on the Company's consolidated financial condition or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted the provisions of ASU 2016-01 effective in the first quarter of 2018. Its adoption did not have a material impact on the Company's consolidated financial condition or results of operations. As of January 1, 2018, there was a one-time $40,000 cumulative fair value adjustment that was reclassified within the June 30, 2018, Statement of Stockholders’ Equity. The fair value adjustments recognized for equity securities were gains of $44,000 and $19,000 for the three and six months ended June 30, 2018, respectively. This fair value adjustment will fluctuate between reporting periods and is based on market conditions.

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

Note 2. Merger

On November 16, 2017, the Company entered into a definitive merger agreement with First West Virginia Bancorp (“FWVB”), the holding company for Progressive Bank, N.A. (“PB”), a national association. The FWVB merger was completed effective April 30, 2018, following the receipt of shareholder and regulatory approvals and the satisfaction of other customary closing conditions. In addition, effective April 30, 2018, PB merged into the Bank. The FWVB merger enhanced the Bank’s exposure into the core of the Tri-State region. Through the FWVB merger, the Company anticipates future revenue and earnings growth from an expanded menu of financial services expanding the Company’s business footprint into the Ohio Valley. The FWVB merger resulted in the addition of eight branches and expanded the Company’s reach into West Virginia with seven branches and one branch in Eastern Ohio. The FWVB merger value was approximately $51.3 million. In connection with the FWVB merger, the Company issued 1,317,647 shares of common stock based on the Company’s closing stock price on April 30, 2018, of $31.9068, and paid cash consideration of $9.8 million in exchange for all the outstanding shares of FWVB common stock.

Merger-related expenses are recorded in the Consolidated Statement of Income and include costs relating to the Company’s acquisition of FWVB, as described above.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. There were approximately $1.2 million of cumulative merger-related expenses, of which $769,000 and $793,000, were recorded in the Consolidated Statement of Income for the three and six months ended June 30, 2018, respectively.

As of the date of merger, FWVB had approximately $334.0 million of assets, $96.8 million of loans, and $282.9 million of deposits held across a network of 8 branches located in West Virginia and eastern Ohio.  The Company stockholders and FWVB stockholders now own approximately 76% and 24% of the combined company, respectively.

The FWVB merger is accounted for as an acquisition in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. To the extent we did not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we engaged third-party valuation specialists to assist us in determining such values. The preliminary results of the fair value evaluation generated goodwill and intangible assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual obligations or other legal rights.

The assets acquired and liabilities assumed of FWVB were recorded on the Company’s Consolidated Statement of Financial Condition at their estimated fair values as of April 30, 2018. Due to the timing of the acquisition relative to the end of the reporting period, the fair values for certain assets and liabilities acquired from FWVB on April 30, 2018, represent preliminary estimates. Based on a preliminary purchase price allocation, the Company recorded $10.5 million in goodwill and $12.8 million in core deposit intangibles, representing the principal change in goodwill and intangibles from December 31, 2017. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.

The fair value of the assets acquired and liabilities assumed in the FWVB merger were as follows (dollars in thousands):

Consideration Paid:
Cash Paid for Redemption of FWVB Common Stock	$9,801
CB Financial Common Stock Issued in Exchange for FWVB Common Stock	41,527
Total Consideration Paid	51,328

Assets Acquired:
Cash and Cash Equivalents	30,433
Net Loans	95,456
Investment Securities	187,628
Premises and Equipment	13,047
Bank Owned Life Insurance	4,212
Core Deposit Intangible	12,789
Deferred Tax Assets	1,086
Other Assets	3,030
Total Assets Acquired	347,681

Liabilities Assumed:
Deposits	281,620
Borrowings	22,329
Other Liabilities	2,935
Total Liabilities Assumed	306,884
Total Identifiable Net Assets	40,797
Goodwill Recognized	$10,531

As part of the FWVB merger, the Company identified employees from FWVB who would be retained and estimated a severance cost of $100,000 if those employees were terminated without cause within the first year of the merger.

The operating results of FWVB have been included in the Company’s Consolidated Statement of Income since the April 30, 2018, acquisition date. Total income of the acquired operations of First West Virginia Bancorp consisted of net interest income of approximately $1.8 million, noninterest income of approximately $155,000, noninterest expense of approximately $1.5 million and net income of approximately $385,000 from May 1, 2018 through June 30, 2018.

The following unaudited combined pro forma information presents the operating results for the six months ended June 30, 2018, and year ended December 31, 2017, as if the FWVB acquisition had occurred on January 1, 2017. The pro forma results have been prepared for comparative purposes only and require significant estimates and judgments. As a result, they are not necessarily indicative of the results that would have been obtained had the FWVB merger actually occurred on January 1, 2017 nor are they intended to be indicative of future results of operations (dollars in thousands, except per share data).

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Net Interest Income	$20,761	$37,944
Noninterest Income	4,521	8,779
Noninterest Expense	20,843	33,733
Net Income	3,462	8,444

Earnings Per Share:
Basic	$0.76	$1.86
Diluted	0.75	1.84

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-Average Common Shares Outstanding	5,266,714	4,363,346	4,817,525	4,363,346
Average Treasury Stock Shares	(266,505)	(275,321)	(266,945)	(275,687)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	5,000,209	4,088,025	4,550,580	4,087,659
Additional Common Stock Equivalents (Stock Options and Restricted Stock) Used to Calculate Diluted Earnings Per Share	61,579	17,313	50,554	14,202
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	5,061,788	4,105,338	4,601,134	4,101,861

Earnings per share:
Basic	$0.19	$0.44	$0.51	$0.86
Diluted	0.19	0.44	0.51	0.85

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

The following table below presents ASC 606 in-scope revenue streams and the impact of the accounting standard at the date indicted:

	(Dollars in thousands)
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	Under Legacy GAAP	Impact of ASC 606	As reported	Under Legacy GAAP	Impact of ASC 606
NONINTEREST INCOME
Service Fees on Deposit Accounts	$719	$719	$-	$1,310	$1,310	$-
Insurance Commissions	880	799	81	1,811	1,735	76
Other Commissions	263	263	-	696	696	-
Other	35	35	-	64	64	-
Total	1,897	1,816	81	3,881	3,805	76

NONINTEREST EXPENSE
Other Real Estate Owned Expense	(19)	(19)	-	(12)	(12)	-
Total	(19)	(19)	-	(12)	(12)	-

Net Impact	1,878	1,797	81	3,869	3,793	76

Income Tax Expense	$394	$377	$17	$812	$797	$16

Net Income	$970	$906	$64	$2,330	$2,270	$60

Basic earnings per share	$0.19	$0.18	$0.01	$0.51	$0.50	$0.01
Diluted earnings per share	$0.19	$0.18	$0.01	$0.51	$0.49	$0.02

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income with the exception of Other Real Estate Owned (Income) Expense, which is accounted for in Non-Interest Expense. The following table presents the Company’s sources of Non-Interest Income and Expense as of the date indicated:

	(Dollars in thousands)
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

NONINTEREST INCOME
Service Fees on Deposit Accounts (a)	$719	$1,310
Insurance Commissions	880	1,811
Other Commissions (c)	263	696
Net Gains on Sales of Loans (b)	46	54
Net Gains on Sales of Investments (b)	-	-
Fair Value of Equity Securities (b)	44	19
Net Gains on Purchased Tax Credits (b)	11	22
Income from Bank-Owned Life Insurance (b)	127	235
Other (b)	35	64
Total non-interest income	2,125	4,211

NONINTEREST EXPENSE
Other Real Estate Owned (Income) Expense	(19)	(12)
Total non-interest expense	(19)	(12)

Net non-interest income	$2,144	$4,223

(a)	Interchange fees and ATM fees are included within this line item.

(b)	Not within the scope of ASC 606.

(c)	The Other Commissions category includes wealth management referral fees, check sales and safety deposit box rentals totaling $111,000 and $209,000 for the three and six months ended June 30, 2018, which is in the scope of ASC 606; the remaining balance of $152,000 and $487,000 for three and six months ended June 30, 2018, respectively, mainly represents income derived from an assumable rate conversion (“ARC”) loan referral fee for the three and six months ended June 30, 2018, and a bank-owned life insurance policy claim, for the six months ended June 30, 2018, which are outside the scope of ASC 606.

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

EU utilizes a report from their core insurance data processing program, The Agency Manager, otherwise known as (“TAM”). The report from TAM captures all in force policies that are active in the system and annualizes the commission over the life of each individual contract. The report then provides an overall commission and fee income total for the monthly reporting financial statement period. This income is then compared to the amount of direct and agency bill income recorded in TAM for the reporting month and an adjustment to income is made according to the report and this is the income recognized for the portion of the insurance contract that has been earned by EU and subsequently the Company.

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

Note 5. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$82,470	$28	$(3,005)	$79,493
Obligations of States and Political Subdivisions	48,561	190	(603)	48,148
Mortgage-Backed Securities - Government-Sponsored Enterprises	95,225	224	(473)	94,976
Equity Securities - Mutual Funds	1,000	-	(34)	966
Equity Securities - Other	1,470	108	(36)	1,542
Total	$228,726	$550	$(4,151)	$225,125

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$67,603	$-	$(1,715)	$65,888
Obligations of States and Political Subdivisions	38,867	255	(134)	38,988
Mortgage-Backed Securities - Government-Sponsored Enterprises	17,123	-	(145)	16,978
Equity Securities - Mutual Funds	500	3	-	503
Equity Securities - Other	1,188	52	(14)	1,226
Total	$125,281	$310	$(2,008)	$123,583

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	June 30, 2018
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	8	$26,122	$(744)	16	$41,289	$(2,261)	24	$67,411	$(3,005)
Obligations of States and
Political Subdivisions	39	20,736	(425)	11	5,282	(178)	50	26,018	(603)
Mortgage-Backed Securities -
Government Sponsored Enterprises	17	32,963	(473)	-	-	-	17	32,963	(473)
Equity Securities - Mutual Fund	2	966	(34)	-	-	-	2	966	(34)
Equity Securities - Other	5	441	(31)	1	56	(5)	6	497	(36)
Total	71	$81,228	$(1,707)	28	$46,627	$(2,444)	99	$127,855	$(4,151)

	December 31, 2017
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	7	$23,805	$(223)	16	$42,083	$(1,492)	23	$65,888	$(1,715)
Obligations of States and
Political Subdivisions	20	10,061	(47)	9	4,397	(87)	29	14,458	(134)
Mortgage-Backed Securities -
Government Sponsored Enterprises	9	16,978	(145)	-	-	-	9	16,978	(145)
Equity Securities - Other	5	458	(7)	1	53	(7)	6	511	(14)
Total	41	$51,302	$(422)	26	$46,533	$(1,586)	67	$97,835	$(2,008)

For debt securities, the Company does not believe that any individual unrealized loss as of June 30, 2018 or December 31, 2017 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at June 30, 2018 and December 31, 2017 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	June 30, 2018
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$1,889	$1,894
Due after One Year through Five Years	46,595	45,381
Due after Five Years through Ten Years	79,730	77,601
Due after Ten Years	100,512	100,249
Total	$228,726	$225,125

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

	(Dollars in thousands)
	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$216,561	31.7%	$200,486	32.6%
Commercial	214,865	31.4	160,235	26.1
Construction	32,891	4.8	36,149	5.9
Commercial and Industrial	89,505	13.1	100,294	16.3
Consumer	117,952	17.3	114,358	18.6
Other	11,694	1.7	3,376	0.5
Total Originated Loans	683,468	100.0%	614,898	100.0%
Allowance for Loan Losses	(8,698)		(8,215)
Loans, Net	$674,770		$606,683

Loans Acquired at Fair Value
Real Estate:
Residential	$99,138	47.6%	$72,952	56.3%
Commercial	82,652	39.6	48,802	37.7
Construction	84	0.0	-	0.0
Commercial and Industrial	17,959	8.7	7,541	5.8
Consumer	3,223	1.6	199	0.2
Other	5,166	2.5	-	0.0
Total Loans Acquired at Fair Value	208,222	100.0%	129,494	100.0%
Allowance for Loan Losses	(673)		(581)
Loans, Net	$207,549		$128,913

Total Loans
Real Estate:
Residential	$315,699	35.4%	$273,438	36.7%
Commercial	297,517	33.4	209,037	28.1
Construction	32,975	3.6	36,149	4.9
Commercial and Industrial	107,464	12.1	107,835	14.5
Consumer	121,175	13.6	114,557	15.4
Other	16,860	1.9	3,376	0.4
Total Loans	891,690	100.0%	744,392	100.0%
Allowance for Loan Losses	(9,371)		(8,796)
Loans, Net	$882,319		$735,596

Total unamortized net deferred loan fees were $1.0 million and $808,000 at June 30, 2018 and December 31, 2017, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $97.7 million and $95.4 million at June 30, 2018 and December 31, 2017, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At June 30, 2018 and December 31, 2017, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands)
	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$214,231	$1,202	$1,128	$-	$216,561
Commercial	202,268	10,197	2,159	241	214,865
Construction	29,441	2,902	505	43	32,891
Commercial and Industrial	73,445	14,095	1,098	867	89,505
Consumer	117,919	-	33	-	117,952
Other	11,694	-	-	-	11,694
Total Originated Loans	$648,998	$28,396	$4,923	$1,151	$683,468

Loans Acquired at Fair Value
Real Estate:
Residential	$97,445	$-	$1,693	$-	$99,138
Commercial	77,321	4,841	490	-	82,652
Construction	84	-	-	-	84
Commercial and Industrial	17,885	-	16	58	17,959
Consumer	3,223	-	-	-	3,223
Other	5,060	106	-	-	5,166
Total Loans Acquired at Fair Value	$201,018	$4,947	$2,199	$58	$208,222

Total Loans
Real Estate:
Residential	$311,676	$1,202	$2,821	$-	$315,699
Commercial	279,589	15,038	2,649	241	297,517
Construction	29,525	2,902	505	43	32,975
Commercial and Industrial	91,330	14,095	1,114	925	107,464
Consumer	121,142	-	33	-	121,175
Other	16,754	106	-	-	16,860
Total Loans	$850,016	$33,343	$7,122	$1,209	$891,690

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$198,869	$1,031	$586	$-	$200,486
Commercial	143,824	13,161	2,716	534	160,235
Construction	35,571	-	535	43	36,149
Commercial and Industrial	84,910	11,460	2,589	1,335	100,294
Consumer	114,287	-	71	-	114,358
Other	3,376	-	-	-	3,376
Total Originated Loans	$580,837	$25,652	$6,497	$1,912	$614,898

Loans Acquired at Fair Value
Real Estate:
Residential	$71,176	$-	$1,776	$-	$72,952
Commercial	43,297	5,004	501	-	48,802
Commercial and Industrial	7,270	5	189	77	7,541
Consumer	199	-	-	-	199
Total Loans Acquired at Fair Value	$121,942	$5,009	$2,466	$77	$129,494

Total Loans
Real Estate:
Residential	$270,045	$1,031	$2,362	$-	$273,438
Commercial	187,121	18,165	3,217	534	209,037
Construction	35,571	-	535	43	36,149
Commercial and Industrial	92,180	11,465	2,778	1,412	107,835
Consumer	114,486	-	71	-	114,557
Other	3,376	-	-	-	3,376
Total Loans	$702,779	$30,661	$8,963	$1,989	$744,392

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands)
	June 30, 2018
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$215,471	$377	$39	$13	$429	$661	$216,561
Commercial	214,807	58	-	-	58	-	214,865
Construction	32,848	-	-	-	-	43	32,891
Commercial and Industrial	88,429	-	-	-	-	1,076	89,505
Consumer	116,916	961	42	-	1,003	33	117,952
Other	11,694	-	-	-	-	-	11,694
Total Originated Loans	$680,165	$1,396	$81	$13	$1,490	$1,813	$683,468

Loans Acquired at Fair Value
Real Estate:
Residential	$97,612	$132	$-	$93	$225	$1,301	$99,138
Commercial	81,643	48	-	-	48	961	82,652
Construction	84	-	-	-	-	-	84
Commercial and Industrial	17,885	-	58	-	58	16	17,959
Consumer	3,207	6	5	-	11	5	3,223
Other	5,166	-	-	-	-	-	5,166
Total Loans Acquired at Fair Value	$205,597	$186	$63	$93	$342	$2,283	$208,222

Total Loans
Real Estate:
Residential	$313,083	$509	$39	$106	$654	$1,962	$315,699
Commercial	296,450	106	-	-	106	961	297,517
Construction	32,932	-	-	-	-	43	32,975
Commercial and Industrial	106,314	-	58	-	58	1,092	107,464
Consumer	120,123	967	47	-	1,014	38	121,175
Other	16,860	-	-	-	-	-	16,860
Total Loans	$885,762	$1,582	$144	$106	$1,832	$4,096	$891,690

	December 31, 2017
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$198,564	$1,088	$310	$-	$1,398	$524	$200,486
Commercial	159,947	-	-	-	-	288	160,235
Construction	36,106	-	-	-	-	43	36,149
Commercial and Industrial	96,863	125	1,227	-	1,352	2,079	100,294
Consumer	112,965	1,142	154	26	1,322	71	114,358
Other	3,376	-	-	-	-	-	3,376
Total Originated Loans	$607,821	$2,355	$1,691	$26	$4,072	$3,005	$614,898

Loans Acquired at Fair Value
Real Estate:
Residential	$71,333	$398	$180	$142	$720	$899	$72,952
Commercial	48,802	-	-	-	-	-	48,802
Commercial and Industrial	7,448	77	-	-	77	16	7,541
Consumer	199	-	-	-	-	-	199
Total Loans Acquired at Fair Value	$127,782	$475	$180	$142	$797	$915	$129,494

Total Loans
Real Estate:
Residential	$269,897	$1,486	$490	$142	$2,118	$1,423	$273,438
Commercial	208,749	-	-	-	-	288	209,037
Construction	36,106	-	-	-	-	43	36,149
Commercial and Industrial	104,311	202	1,227	-	1,429	2,095	107,835
Consumer	113,164	1,142	154	26	1,322	71	114,557
Other	3,376	-	-	-	-	-	3,376
Total Loans	$735,603	$2,830	$1,871	$168	$4,869	$3,920	$744,392

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

	(Dollars in Thousands)
	June 30, 2018	December 31, 2017
Nonaccrual Loans:
Originated Loans:
Real Estate:
Residential	$661	$524
Commercial	-	288
Construction	43	43
Commercial and Industrial	1,076	2,079
Consumer	33	71
Total Originated Nonaccrual Loans	1,813	3,005

Loans Acquired at Fair Value:
Real Estate:
Residential	1,301	899
Commercial	961	-
Commercial and Industrial	16	16
Consumer	5	-
Total Loans Acquired at Fair Value Nonaccrual Loans	2,283	915
Total Nonaccrual Loans	4,096	3,920

Accruing Loans Past Due 90 Days or More:
Originated Loans:
Real Estate:
Residential	13	-
Consumer	-	26
Total Originated Accruing Loans 90 Days or More Past Due	13	26

Loans Acquired at Fair Value:
Real Estate:
Residential	93	142
Total Loans Acquired at Fair Value Accruing Loans 90 Days or More Past Due	93	142
Total Accruing Loans 90 Days or More Past Due	106	168
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	4,202	4,088

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate - Residential	28	30
Real Estate - Commercial	1,246	1,271
Commercial and Industrial	165	5
Other	-	1
Total Originated Loans	1,439	1,307
Loans Acquired at Fair Value:
Real Estate - Residential	1,235	1,257
Real Estate - Commercial	343	426
Commercial and Industrial	-	173
Total Loans Acquired at Fair Value	1,578	1,856
Total Troubled Debt Restructurings, Accruing	3,017	3,163

Total Nonperforming Loans	7,219	7,251

Real Estate Owned:
Residential	-	152
Commercial	871	174
Total Real Estate Owned	871	326

Other non-performing assets	-	-
Total Nonperforming Assets	$8,090	$7,577

Nonperforming Loans to Total Loans	0.81%	0.97%
Nonperforming Assets to Total Assets	0.66	0.81

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $1.1 million and $1.5 million at June 30, 2018 and December 31, 2017, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 14 loans totaling $4.0 million and 16 loans totaling $4.5 million at June 30, 2018 and December 31, 2017, respectively. Originated loans classified as TDRs consisted of seven loans totaling $2.4 million and eight loans totaling $2.6 million at June 30, 2018 and December 31, 2017, respectively. Loans acquired at fair value classified as TDRs consisted of seven loans totaling $1.6 million and eight loans totaling $1.9 million at June 30, 2018 and December 31, 2017, respectively.

During the three months ended June 30, 2018, one originated commercial and industrial line of credit loan entered into a TDR and was termed-out due to declining updated financial information and one acquired loan at fair value TDR for residential real estate was due to the FWVB merger. In addition, there was one acquired loan at fair value TDR from the FFCO merger for commercial real estate that paid off during the three months ended June 30, 2018. There were no loans modified into a TDR transaction during the quarter- ended March 31, 2018.

	(Dollars in thousands)
	Three Months Ended June 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial and Industrial	1	$161	$161	$-
Total	1	$161	$161	$-

Loans Acquired at Fair Value
Real Estate
Residential	1	$7	$7	$-
Total	1	$7	$7	$-

During the six months ended June 30, 2018, one originated commercial and industrial TDR loan was fully charged-off due to declining updated financial information, one originated consumer loan previously identified as a TDR paid off and one commercial and industrial loan previously identified as an acquired loan at fair value TDR paid off.

No TDRs subsequently defaulted during the three and six months ended June 30, 2018 and 2017, respectively.

There were no loans modified into a TDR transaction during the three and six months ended June 30, 2017.

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	June 30, 2018
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$78	$-	$80	$87	$2
Commercial	1,879	-	1,879	2,036	46
Construction	548	-	548	562	14
Commercial and Industrial	1,114	-	1,127	1,075	17
Total With No Related Allowance Recorded	$3,619	$-	$3,634	$3,760	$79

Loans Acquired at Fair Value
Real Estate:
Residential	$1,242	$-	$1,242	$1,252	$31
Commercial	1,843	-	1,843	1,858	24
Commercial and Industrial	58	-	58	69	2
Total With No Related Allowance Recorded	$3,143	$-	$3,143	$3,179	$57

Total Loans
Real Estate:
Residential	$1,320	$-	$1,322	$1,339	$33
Commercial	3,722	-	3,722	3,894	70
Construction	548	-	548	562	14
Commercial and Industrial	1,172	-	1,185	1,144	19
Total With No Related Allowance Recorded	$6,762	$-	$6,777	$6,939	$136

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$883	$191	$883	$892	$25
Commercial and Industrial	1,016	606	1,097	1,104	29
Total With A Related Allowance Recorded	$1,899	$797	$1,980	$1,996	$54

Loans Acquired at Fair Value
Real Estate:
Commercial	$65	$19	$65	$65	$2
Commercial and Industrial	3	3	3	3	-
Total With A Related Allowance Recorded	$68	$22	$68	$68	$2

Total Loans
Real Estate:
Commercial	$948	$210	$948	$957	$27
Commercial and Industrial	1,019	609	1,100	1,107	29
Total With A Related Allowance Recorded	$1,967	$819	$2,048	$2,064	$56

	June 30, 2018 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$78	$-	$80	$87	$2
Commercial	2,762	191	2,762	2,928	71
Construction	548	-	548	562	14
Commercial and Industrial	2,130	606	2,224	2,179	46
Total Impaired Loans	$5,518	$797	$5,614	$5,756	$133

Loans Acquired at Fair Value
Real Estate:
Residential	$1,242	$-	$1,242	$1,252	$31
Commercial	1,908	19	1,908	1,923	26
Construction	-	-	-	-	-
Commercial and Industrial	61	3	61	72	2
Total Impaired Loans	$3,211	$22	$3,211	$3,247	$59

Total Loans
Real Estate:
Residential	$1,320	$-	$1,322	$1,339	$33
Commercial	4,670	210	4,670	4,851	97
Construction	548	-	548	562	14
Commercial and Industrial	2,191	609	2,285	2,251	48
Total Impaired Loans	$8,729	$819	$8,825	$9,003	$192

	December 31, 2017
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$89	$-	$91	$114	$4
Commercial	2,142	-	2,142	2,297	104
Construction	578	-	578	629	26
Commercial and Industrial	1,002	-	1,002	1,058	28
Other	1	-	1	3	-
Total With No Related Allowance Recorded	$3,812	$-	$3,814	$4,101	$162

Loans Acquired at Fair Value
Real Estate:
Residential	$1,257	$-	$1,257	$1,278	$65
Commercial	927	-	927	965	51
Commercial and Industrial	189	-	189	320	12
Total With No Related Allowance Recorded	$2,373	$-	$2,373	$2,563	$128

Total Loans
Real Estate:
Residential	$1,346	$-	$1,348	$1,392	$69
Commercial	3,069	-	3,069	3,262	155
Construction	578	-	578	629	26
Commercial and Industrial	1,191	-	1,191	1,378	40
Other	1	-	1	3	-
Total With No Related Allowance Recorded	$6,185	$-	$6,187	$6,664	$290

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,480	$351	$1,480	$1,509	$65
Commercial and Industrial	2,927	1,264	3,019	3,346	159
Total With A Related Allowance Recorded	$4,407	$1,615	$4,499	$4,855	$224

Loans Acquired at Fair Value
Real Estate:
Commercial and Industrial	$77	$3	$77	$98	$4
Total With A Related Allowance Recorded	$77	$3	$77	$98	$4

Total Loans
Real Estate:
Commercial	$1,480	$351	$1,480	$1,509	$65
Commercial and Industrial	3,004	1,267	3,096	3,444	163
Total With A Related Allowance Recorded	$4,484	$1,618	$4,576	$4,953	$228

	December 31, 2017 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans
Originated Loans
Real Estate:
Residential	$89	$-	$91	$114	$4
Commercial	3,622	351	3,622	3,806	169
Construction	578	-	578	629	26
Commercial and Industrial	3,929	1,264	4,021	4,404	187
Other	1	-	1	3	-
Total Impaired Loans	$8,219	$1,615	$8,313	$8,956	$386

Loans Acquired at Fair Value
Real Estate:
Residential	$1,257	$-	$1,257	$1,278	$65
Commercial	927	-	927	965	51
Commercial and Industrial	266	3	266	418	16
Total Impaired Loans	$2,450	$3	$2,450	$2,661	$132

Total Loans
Real Estate:
Residential	$1,346	$-	$1,348	$1,392	$69
Commercial	4,549	351	4,549	4,771	220
Construction	578	-	578	629	26
Commercial and Industrial	4,195	1,267	4,287	4,822	203
Other	1	-	1	3	-
Total Impaired Loans	$10,669	$1,618	$10,763	$11,617	$518

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment for the periods indicated.

	(Dollars in thousands)
	June 30, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
March 31, 2018	$875	$2,206	$156	$2,771	$2,156	$-	$36	$8,200
Charge-offs	-	-	-	-	(157)	-	-	(157)
Recoveries	8	19	-	1	27	-	-	55
Provision	(20)	86	103	27	104	-	300	600
June 30, 2018	$863	$2,311	$259	$2,799	$2,130	$-	$336	$8,698

Loans Acquired at Fair Value
March 31, 2018	$-	$487	$-	$167	$-	$-	$42	$696
Charge-offs	(32)	-	-	-	-	-	-	(32)
Recoveries	7	1	-	-	1	-	-	9
Provision	25	5	-	(48)	(1)	-	19	-
June 30, 2018	$-	$493	$-	$119	$-	$-	$61	$673

Total Allowance for Loan Losses
March 31, 2018	$875	$2,693	$156	$2,938	$2,156	$-	$78	$8,896
Charge-offs	(32)	-	-	-	(157)	-	-	(189)
Recoveries	15	20	-	1	28	-	-	64
Provision	5	91	103	(21)	103	-	319	600
June 30, 2018	$863	$2,804	$259	$2,918	$2,130	$-	$397	$9,371

Originated Loans
December 31, 2017	$891	$1,799	$276	$2,461	$2,358	$-	$430	$8,215
Charge-offs	(27)	-	-	(1,398)	(298)	-	-	(1,723)
Recoveries	12	19	-	3	72	-	-	106
Provision	(13)	493	(17)	1,733	(2)	-	(94)	2,100
June 30, 2018	$863	$2,311	$259	$2,799	$2,130	$-	$336	$8,698

Loans Acquired at Fair Value
December 31, 2017	$-	$490	$-	$83	$-	$-	$8	$581
Charge-offs	(32)	-	-	-	-	-	-	(32)
Recoveries	8	115	-	-	1	-	-	124
Provision	24	(112)	-	36	(1)	-	53	-
June 30, 2018	$-	$493	$-	$119	$-	$-	$61	$673

Total Allowance for Loan Losses
December 31, 2017	$891	$2,289	$276	$2,544	$2,358	$-	$438	$8,796
Charge-offs	(59)	-	-	(1,398)	(298)	-	-	(1,755)
Recoveries	20	134	-	3	73	-	-	230
Provision	11	381	(17)	1,769	(3)	-	(41)	2,100
June 30, 2018	$863	$2,804	$259	$2,918	$2,130	$-	$397	$9,371

	June 30, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$191	$-	$606	$-	$-	$-	$797
Collectively Evaluated for Potential Impairment	$863	$2,120	$259	$2,193	$2,130	$-	$336	$7,901

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$19	$-	$3	$-	$-	$-	$22
Collectively Evaluated for Potential Impairment	$-	$474	$-	$116	$-	$-	$61	$651

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$210	$-	$609	$-	$-	$-	$819
Collectively Evaluated for Potential Impairment	$863	$2,594	$259	$2,309	$2,130	$-	$397	$8,552

	December 31, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$351	$-	$1,264	$-	$-	$-	$1,615
Collectively Evaluated for Potential Impairment	$891	$1,448	$276	$1,197	$2,358	$-	$430	$6,600

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$-	$-	$3	$-	$-	$-	$3
Collectively Evaluated for Potential Impairment	$-	$490	$-	$80	$-	$-	$8	$578

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$351	$-	$1,267	$-	$-	$-	$1,618
Collectively Evaluated for Potential Impairment	$891	$1,938	$276	$1,277	$2,358	$-	$438	$7,178

	June 30, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
March 31, 2017	$1,089	$1,898	$83	$1,598	$2,256	$-	$282	$7,206
Charge-offs	-	-	-	-	(118)	-	-	(118)
Recoveries	1	-	-	25	53	-	-	79
Provision	(150)	119	59	137	32	-	103	300
June 30, 2017	$940	$2,017	$142	$1,760	$2,223	$-	$385	$7,467

Loans Acquired at Fair Value
March 31, 2017	$-	$471	$-	$114	$-	$-	$(6)	$579
Charge-offs	-	(3)	-	-	-	-	-	(3)
Recoveries	38	1	-	-	1	-	-	40
Provision	(38)	144	-	(5)	(1)	-	(100)	-
June 30, 2017	$-	$613	$-	$109	$-	$-	$(106)	$616

Total Allowance for Loan Losses
March 31, 2017	$1,089	$2,369	$83	$1,712	$2,256	$-	$276	$7,785
Charge-offs	-	(3)	-	-	(118)	-	-	(121)
Recoveries	39	1	-	25	54	-	-	119
Provision	(188)	263	59	132	31	-	3	300
June 30, 2017	$940	$2,630	$142	$1,869	$2,223	$-	$279	$8,083

Originated Loans
December 31, 2016	$1,106	$1,942	$65	$1,579	$2,463	$-	$128	$7,283
Charge-offs	-	-	-	-	(445)	-	-	(445)
Recoveries	5	-	-	36	118	-	-	159
Provision	(171)	75	77	145	87	-	257	470
June 30, 2017	$940	$2,017	$142	$1,760	$2,223	$-	$385	$7,467

Loans Acquired at Fair Value
December 31, 2016	$-	$365	$-	$120	$-	$-	$35	$520
Charge-offs	(64)	(132)	-	-	-	-	-	(196)
Recoveries	38	1	-	-	3	-	-	42
Provision	26	379	-	(11)	(3)	-	(141)	250
June 30, 2017	$-	$613	$-	$109	$-	$-	$(106)	$616

Total Allowance for Loan Losses
December 31, 2016	$1,106	$2,307	$65	$1,699	$2,463	$-	$163	$7,803
Charge-offs	(64)	(132)	-	-	(445)	-	-	(641)
Recoveries	43	1	-	36	121	-	-	201
Provision	(145)	454	77	134	84	-	116	720
June 30, 2017	$940	$2,630	$142	$1,869	$2,223	$-	$279	$8,083

	June 30, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$425	$-	$815	$-	$-	$-	$1,240
Collectively Evaluated for Potential Impairment	$940	$1,592	$142	$945	$2,223	$-	$385	$6,227

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$-	$-	$16	$-	$-	$-	$16
Collectively Evaluated for Potential Impairment	$-	$613	$-	$93	$-	$-	$(106)	$600

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$425	$-	$831	$-	$-	$-	$1,256
Collectively Evaluated for Potential Impairment	$940	$2,205	$142	$1,038	$2,223	$-	$279	$6,827

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2017	$760
Purchase Accounting Adjustment related to FWVB Merger at April 30, 2018	1,348
Accretable Yield	(154)
Nonaccretable Discount	5
Balance at June 30, 2018	$1,959

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	June 30, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$78	$2,762	$548	$2,130	$-	$-	$5,518
Collectively Evaluated for Potential Impairment	216,483	212,103	32,343	87,375	117,952	11,694	677,950
	$216,561	$214,865	$32,891	$89,505	$117,952	$11,694	$683,468

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,242	$1,908	$-	$61	$-	$-	$3,211
Collectively Evaluated for Potential Impairment	97,896	80,744	84	17,898	3,223	5,166	205,011
	$99,138	$82,652	$84	$17,959	$3,223	$5,166	$208,222

Total Loans
Individually Evaluated for Impairment	$1,320	$4,670	$548	$2,191	$-	$-	$8,729
Collectively Evaluated for Potential Impairment	314,379	292,847	32,427	105,273	121,175	16,860	882,961
	$315,699	$297,517	$32,975	$107,464	$121,175	$16,860	$891,690

	December 31, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$89	$3,622	$578	$3,929	$-	$1	$8,219
Collectively Evaluated for Potential Impairment	200,397	156,613	35,571	96,365	114,358	3,375	606,679
	$200,486	$160,235	$36,149	$100,294	$114,358	$3,376	$614,898

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,257	$927	$-	$266	$-	$-	$2,450
Collectively Evaluated for Potential Impairment	71,695	47,875	-	7,275	199	-	127,044
	$72,952	$48,802	$-	$7,541	$199	$-	$129,494

Total Loans
Individually Evaluated for Impairment	$1,346	$4,549	$578	$4,195	$-	$1	$10,669
Collectively Evaluated for Potential Impairment	272,092	204,488	35,571	103,640	114,557	3,375	733,723
	$273,438	$209,037	$36,149	$107,835	$114,557	$3,376	$744,392

Note 7. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

Maturity Period:	June 30, 2018
One Year or Less	$95,829
Over One Through Two Years	55,927
Over Two Through Three Years	20,774
Over Three Through Four Years	17,110
Over Four Through Five Years	12,620
Over Five Years	6,891
Total	$209,151

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $57.9 million and $52.1 million as of June 30, 2018 and December 31, 2017, respectively.

Note 8. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	June 30, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$75	2.69%	$75	-%
Maximum Amount Outstanding at any Month End	1,500		550

FHLB Borrowings:
Balance at Period End	17,978	2.10	13,764	1.57
Average Balance Outstanding During the Period	37,994	1.83	215	0.93
Maximum Amount Outstanding at any Month End	98,960		13,764

Securities Sold Under Agreements to Repurchase:
Balance at Period End	29,201	0.52	25,841	0.26
Average Balance Outstanding During the Period	26,290	0.46	26,350	0.31
Maximum Amount Outstanding at any Month End	35,661		27,951

Securities Collaterizing the Agreements at Period-End:
Carrying Value	98,346		38,953
Market Value	96,906		38,081

Note 9. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	June 30, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$4,802	2.20%	$4,500	1.41%
Due After One Year to Two Years	6,000	1.88	6,000	1.78
Due After Two Years to Three Years	5,000	2.09	6,000	1.97
Due After Three Years to Four Years	3,000	2.23	5,000	2.18
Due After Four Years to Five Years	4,480	3.20	3,000	2.41
Total	$23,282	2.29	$24,500	1.92

As of June 30, 2018, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $315.9 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $147.0 million as of June 30, 2018 and December 31, 2017, respectively, of which, $18.0 million was outstanding as of June 30, 2018.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $111.4 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million and $40.0 million as of June 30, 2018, and December 31, 2017, respectively. There was a total increase of $20.0 million in multiple line of credit agreements due to the FWVB merger. As of June 30, 2018 and December 31, 2017, no draws had been taken on these facilities.

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

	(Dollars in thousands)
	June 30, 2018	December 31, 2017
Standby Letters of Credit	$30,081	$55,105
Performance Letters of Credit	3,256	4,339
Construction Mortgages	49,265	30,619
Personal Lines of Credit	6,333	6,183
Overdraft Protection Lines	6,140	6,167
Home Equity Lines of Credit	21,134	16,337
Commercial Lines of Credit	76,069	62,088
	$192,278	$180,838

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

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level II of the fair value hierarchy. Fair values for Level II securities were primarily determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers from Level I to Level II and no transfers into or out of Level III during the six months ended June 30, 2018 or year ended December 31, 2017.

		(Dollars in thousands)
	Fair Value Hierarchy	June 30, 2018	December 31, 2017
Available for Sales Securities:
U.S. Government Agencies	Level II	$79,493	$65,888
Obligations of States and Political Subdivisions	Level II	48,148	38,988
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	94,976	16,978
Equity Securities - Mutual Funds	Level I	966	503
Equity Securities - Other	Level I	1,542	1,226
Total Available for Sale Securities		$225,125	$123,583

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

		(Dollars in thousands)
		Fair Value at				Significant
	Fair Value	June 30,	December 31,	Valuation	Significant	Unobservable
Financial Asset	Hierarchy	2018	2017	Techniques	Unobservable Inputs	Input Value
Impaired Loans	Level III	$1,148	$2,866	Market Comparable Properties	Marketability Discount	10%	to	30%(1)
OREO	Level III	697	321	Market Comparable Properties	Marketability Discount	10%	to	50%(1)

  (1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At June 30, 2018 and December 31, 2017, the fair value of impaired loans consists of the loan balances of $2.0 million and $4.5 million, respectively, less their specific valuation allowances of $819,000 and $1.6 million, respectively.

Other real estate owned (OREO) properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, other real estate owned is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an other real estate owned property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy. During the three months ended June 30, 2018, one commercial real estate OREO property at $697,000 fair value was acquired with the FWVB merger and one residential real estate OREO property was sold at a gain of $19,000. During the six months ended June 30, 2017, one residential real estate loan for $155,000 moved into OREO.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		June 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$6,386	$6,386	$11,685	$11,685
Non-Interest Bearing	Level I	17,792	17,792	8,937	8,937
Investment Securities:
Available for Sale	See Above	225,125	225,125	123,583	123,583
Loans, Net	Level III	882,319	874,899	735,596	741,020
Restricted Stock	Level II	4,647	4,647	4,340	4,340
Bank-Owned Life Insurance	Level II	22,647	22,647	19,151	19,151
Accrued Interest Receivable	Level II	3,538	3,538	2,706	2,706

Financial Liabilities:
Deposits	Level II	1,024,560	1,022,900	773,344	772,080
Short-term Borrowings	Level II	47,179	47,179	39,605	39,605
Other Borrowed Funds	Level II	23,282	22,030	24,500	24,454
Accrued Interest Payable	Level II	536	536	430	430

Note 12. Income Taxes

Due to the FWVB merger, deferred tax assets (“DTA”) were acquired and deferred tax liabilities (“DTL”) were assumed at April 30, 2018. These DTA’s and DTL’s were evaluated by management and the deferred taxes that were deemed obsolete due to the fair value measurement of assets and liabilities at the time of merger were charged against goodwill. In addition, the fair value adjustments that were provided by third party valuation specialists outside the Company, were tax effected at the federal statutory rate of 21%. The West Virginia (“WV”) state tax effect of 6.5% times the appropriate WV state apportionment according to state revenue laws regarding nexus is currently being evaluated by management and this impact will be addressed in a subsequent period. Presented in the table below are the tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities. The net change in deferred taxes is recorded in the accrued interest and other assets line on the balance sheet.

	(Dollars in thousands)
	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Deferred Tax Assets:
Allowance for Loan Losses	$1,968	$1,847
Amortization of Core Deposit Intangible	5	9
Amortization of Intangibles	63	68
Tax Credit Carryforwards	2,743	-
Unrealized Loss of AFS - Merger Tax Adjustment	1,022	-
Postretirement Benefits	29	31
Net Unrealized Loss on Securities	763	357
Discount Accretion	2	-
Passthrough Entities	2	2
Stock-Based Compensation Expense	50	17
Accrued Payroll	111	-
OREO	135	-
Deferred Compensation	54	-
Other	63	92
Gross Deferred Tax Assets	7,010	2,423

Deferred Tax Liabilities:
Deferred Origination Fees and Costs	263	260
Depreciation	448	375
Mortgage Servicing Rights	189	191
Purchase Accounting Adjustments	6,191	1,340
Goodwill	390	379
Gross Deferred Tax Liabilities	7,481	2,545
Net Deferred Tax Liabilities	$(471)	$(122)

Note 13. Other Noninterest Expense

The details of other noninterest expense for the Company’s consolidated statement of income for the three and six months ended June 30, 2018 and 2017, are as follows:

	(Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other Noninterest Expense
Non-employee compensation	$146	$100	$268	$200
Printing and supplies	159	100	267	203
Postage	50	64	108	130
Telephone	138	99	250	188
Charitable contributions	10	9	21	23
Dues and subscriptions	61	55	127	118
Loan expenses	113	86	206	160
Meals and entertainment	66	43	101	67
Travel	73	43	110	69
Training	24	9	37	20
Miscellaneous	198	221	408	461
Total Other Noninterest Expense	$1,038	$829	$1,903	$1,639

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

The Company uses the current statutory income tax rate of 21.0% to value its deferred tax assets and liabilities. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act reduced the US federal corporate tax rate from 35% to 21%. As of December 31, 2017, we completed our accounting for the tax effects of enactment of the Act. In addition, all deferred tax assets and liabilities including deferred tax assets and liabilities that were retained from the FWVB merger will be tax effected at the WV state income tax rate of 6.5% times the appropriate WV state apportionment according to state revenue laws regarding nexus. As of June 30, 2018, deferred tax amounts are still being evaluated for reasonableness and the WV state deferred tax impact will be finalized in a subsequent period.

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

In February 2018, FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220). As disclosed in Note 1 of the Annual Report, the Company early adopted the provisions of the ASU 2018-02 and recorded a reclassification adjustment of $220,000 from AOCI to retained earnings for stranded tax effects related to AFS securities resulting from the newly enacted corporate tax rate. The amount of the reclassification was the difference between the 35 % historical corporate tax rate and the newly enacted 21 % corporate tax rate. See Statement of Changes in Stockholders Equity as of December 31, 2017 included in the Annual Report for additional details and reclassification impact due to impact of the ASU 2018-02.

The accounting for the effects of the tax rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

General

CB Financial Services, Inc. is a bank holding company established in 2006 headquartered in Carmichaels, Pennsylvania. CB Financial’s business activity is conducted through its wholly owned banking subsidiary Community Bank.

The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from sixteen offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, seven offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc., the Bank’s wholly-owned subsidiary that is a full-service, independent insurance agency.

On April 30, 2018, the Company completed its merger with FWVB. For additional information regarding the merger, refer to Note 2 in the Notes to Consolidated Financial Statements.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2018 compared to the financial condition as of December 31, 2017 and the consolidated results of operations for the three and six months ended June 30, 2018 and 2017.

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

Statement of Financial Condition Analysis

Assets. Total assets increased $297.2 million, or 31.8%, to $1.2 billion at June 30, 2018 compared to $934.5 million at December 31, 2017.

Cash and due from banks increased $3.6 million, or 17.2%, to $24.2 million at June 30, 2018 compared to $20.6 million at December 31, 2017. This is primarily the result of cash acquired due to the FWVB merger.

Investment securities classified as available-for-sale increased $101.5 million, or 82.2%, to $225.1 million at June 30, 2018 compared to $123.6 million at December 31, 2017. This increase was primarily the result of securities acquired in the FWVB merger.

Loans, net, increased $146.7 million, or 19.9%, to $882.3 million at June 30, 2018 compared to $735.6 million at December 31, 2017. This was primarily due to the FWVB acquired loan portfolio of $95.5 million and net organic loan originations of $47.7 million in commercial real estate loans and $9.3 million in residential mortgage loans, partially offset by decreases of $4.0 million in commercial and industrial loans and $3.3 million in construction loans.

Premises and equipment, net, increased $16.2 million, or 96.8%, to $32.9 million at June 30, 2018 compared to $16.7 million at December 31, 2017. This is due to the additions related to the eight branch locations from the FWVB merger with a fair market value of approximately $13.0 million, including a purchase accounting adjustment of approximately $8.0 million. In addition, there was $3.5 million related to the new Barron P. ”Pat” McCune Jr. Corporate Center (“BPMCC”) that was placed into service in the second quarter. Total premises and equipment capitalized for the new Corporate Center totaled $5.9 million. The Corporate Center building was previously taken into premises and equipment from a previously defaulted loan relationship in the first quarter of 2016.

Liabilities. Total liabilities increased $256.7 million, or 30.5%, to $1.1 billion at June 30, 2018 compared to $841.2 million at December 31, 2017.

Total deposits increased $251.2 million, or 32.5%, to $1.0 billion at June 30, 2018 compared to $773.3 million at December 31, 2017. There were increases of $73.8 million in savings accounts, $59.4 million in demand deposits, $45.0 million in time deposits, $43.0 million in money market accounts and $32.9 million in NOW accounts, partially offset by a decrease of $3.0 million in brokered deposits. This increase is due to approximately $281.6 million deposits acquired in the FWVB merger offset by a decrease of $2.5 million in those deposits as of June 30, 2018. The legacy Community Bank deposit portfolio had approximately $30.0 million decrease in deposits, largely the result of school district and municipal deposits decreasing by $20.5 million mainly due to a local government depositor withdrawing funds in the first quarter of approximately $17.0 million. The Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships.

Short-term borrowings increased $7.6 million, or 19.1%, to $47.2 million at June 30, 2018 compared to $39.6 million at December 31, 2017. At June 30, 2018, short-term borrowings were comprised of $29.2 million of securities sold under agreements to repurchase and $18.0 million of FHLB overnight borrowings compared to $25.8 million of securities sold under agreement to repurchase and $13.8 million of FHLB overnight borrowing at December 31, 2017. Approximately $20.0 million of securities sold under agreements to repurchase were assumed in the FWVB merger. The increase is related to loan originations that exceeded available cash reserves and an increase in business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Other borrowed funds decreased by $1.2 million due to a $3.5 million maturing FHLB long-term borrowing that was retired in the current period, partially offset by $2.3 million of amortizing fixed-rate FHLB borrowings that were acquired in the FWVB merger. As a result of current period activity, the weighted average interest rate on long-term borrowings increased by 37 basis points to 2.29%.

Stockholders’ Equity. Stockholders’ equity increased $40.4 million, or 43.4%, to $133.7 million at June 30, 2018 compared to $93.3 million at December 31, 2017. During the period, 1,317,647 shares of CBFV stock were issued to shareholders of FWVB in the merger. The approximate value of this stock issuance was $42.0 million, partially offset by $515,000 of stock issuance expenses that were charged against equity. Net income was $2.3 million for the six months ended June 30, 2018. The Company paid $2.1 million in dividends to stockholders and the unrealized loss on investment securities increased by $1.5 million due to the addition of the FWVB securities portfolio of approximately $102.0 million due to merger and current market conditions.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Overview. Net income decreased $831,000, to $970,000, for the three months ended June 30, 2018, compared to $1.8 million for the three months ended June 30, 2017. The quarterly results were impacted by merger-related expenses of $769,000 and $300,000 in provision for loan losses due to the growth in commercial real estate loans.

Net Interest Income. Net interest income increased $2.0 million, or 28.6%, to $9.2 million for the three months ended June 30, 2018 compared to $7.1 million for the three months ended June 30, 2017.

Interest and dividend income increased $2.7 million, or 34.5%, to $10.7 million for the three months ended June 30, 2018 compared to $7.9 million for the three months ended June 30, 2017. Interest income on loans increased $2.0 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Average loans increased by $170.3 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This was primarily due to organic loan growth and the FWVB merger. The FWVB merger not only affected the average loan balance, it also contributed to an increase of 9 basis points in loan yield. The credit mark recorded for the acquired loans in the FWVB merger was approximately $1.3 million. The impact of the accretion from both the FWVB and FedFirst Financial Corporation (“FFCO”) acquired loan portfolios for the three months ended June 30, 2018 was $93,000, or 5 basis points, compared to $173,000, or 11 basis points, for the three months ended June 30, 2017. The remaining credit mark balance for both acquired loan portfolios was $2.0 million as of June 30, 2018. Interest income on taxable securities increased $602,000 mainly due to an increase of $71.5 million in the average balance and 69 basis points in yield in the current period. This is a result of the FWVB merger and new purchases with higher prevailing yields replacing security calls and maturities with lower yields within the portfolio. Interest income on securities exempt from federal income tax increased by $84,000 in the current period. This was due to the FWVB merger that generated an average balance increase of $10.6 million. In addition, other interest and dividend income increased $14,000 as a result of increased interest earned on correspondent deposit banks and FHLB dividends in the current period.

Interest expense increased $703,000, or 86.4%, to $1.5 million for the three months ended June 30, 2018 compared to $814,000 for the three months ended June 30, 2017. Interest expense on deposits increased $511,000 due to an increase in average interest-bearing deposits of $158.9 million, primarily due to increases in deposits as a result of the FWVB merger. The average cost of interest-bearing deposits increased 18 basis points. This was primarily related to an interest rate hike in the current quarter by the Federal Reserve Board (“FRB”). Interest expense on short-term borrowings increased $188,000 primarily due to FHLB overnight borrowings that had an increase in average balance of $33.6 million during the current quarter due to funding loan growth pre-merger.

Average Balances and Yields. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for 2018 and 34% for 2017. As such, amounts will not agree to income as reported in the consolidated financial statements. Average balances for loans are net of the allowance for loan losses, and include nonaccrual loans. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	(Dollars in thousands) (Unaudited)
	Three Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$840,537	$9,288	4.43%	$670,231	$7,251	4.34%
Investment Securities
Taxable	152,867	988	2.59	81,409	386	1.90
Exempt From Federal Tax	46,101	371	3.22	35,529	325	3.66
Other Interest-Earning Assets	17,102	142	3.33	30,666	115	1.50
Total Interest-Earning Assets	1,056,607	10,789	4.10	817,835	8,077	3.96
Noninterest-Earning Assets	89,250			57,904
Total Assets	$1,145,857			$875,739

Liabilities and
Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$163,801	139	0.34%	$125,695	78	0.25%
Savings	188,628	124	0.26	129,719	60	0.19
Money Market	159,898	201	0.50	136,026	88	0.26
Time Deposits	197,281	722	1.47	159,309	449	1.13
Total Interest-Bearing Deposits	709,608	1,186	0.67	550,749	675	0.49

Borrowings	84,834	331	1.56	51,070	139	1.09
Total Interest-Bearing Liabilities	794,442	1,517	0.77	601,819	814	0.54

Noninterest-Bearing Demand Deposits	231,491			178,478
Other Liabilities	5,527			3,617
Total Liabilities	1,031,460			783,914

Stockholders' Equity	114,397			91,825
Total Liabilities and
Stockholders' Equity	$1,145,857			$875,739

Net Interest Income		$9,272			$7,263

Net Interest Rate Spread (2)			3.33%			3.42%
Net Interest-Earning Assets (3)	$262,165			$216,016
Net Interest Margin (4)			3.52			3.56
Return on Average Assets			0.34			0.82
Return on Average Equity			3.40			7.87
Average Equity to Average Assets			9.98			10.49
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			133.00			135.89

__________

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 21% and 34% for the three months ended June 30, 2018, and 2017, respectively.

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

	(Dollars in thousands) (Unaudited)
	Three Months Ended June 30, 2018
	Compared To
	Three Months Ended June 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$1,884	$153	$2,037
Investment Securities:
Taxable	426	176	602
Exempt From Federal Tax	88	(42)	46
Other Interest-Earning Assets	(68)	95	27
Total Interest-Earning Assets	2,330	382	2,712

Interest Expense:
Deposits	224	287	511
Borrowings	116	76	192
Total Interest-Bearing Liabilities	340	363	703
Change in Net Interest Income	$1,990	$19	$2,009

Provision for Loan Losses. The provision for loan losses was $600,000 for the three months ended June 30, 2018 compared to $300,000 for the three months ended June 30, 2017. Net charge-offs for the three months ended June 30, 2018 were $125,000, which included $113,000 of net charge-offs on automobile loans, compared to $2,000 of net charge-offs for the three months ended June 30, 2017, which included $49,000 of net charge-offs on automobile loans. The increase in net charge-offs during the current period was due to reduced recoveries in the current period and higher automobile loan charge-offs. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses. The increase in the quarterly provision was primarily due to loan growth. This was partially offset by improvements in the local economy and industry conditions which had a positive impact on the qualitative factors within the allowance calculation.

Noninterest Income. Noninterest income increased $159,000, or 8.1%, to $2.1 million for the three months ended June 30, 2018 compared to $2.0 million for the three months ended June 30, 2017. Other commissions increased $156,000 due to the current quarter recognition of an assumable rate conversion (“ARC”) loan referral fee and liquidation of a partnership interest in the West Virginia Bankers Title Company, an item that was resolved from the FWVB merger. Service fees on deposit accounts increased $94,000 due to increased ATM and check card fees in the current quarter. The fair value of equity securities increased $44,000 due to the first quarter adoption of Accounting Standard Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10), which requires equity investments (except those accounted for under the equity method or are that consolidated) to be measured at fair value with changes in fair value recognized in net income. As required, the $44,000 gain was recognized due to current market conditions. Insurance commissions from Exchange Underwriters increased $38,000 due to increased direct bill commercial and personal lines commission and fee income as a result of the revenue recognition standard adopted in the first quarter, partially offset by a decrease in contingency fees received in the current period. Contingency fees are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. There was a decrease in the net gains on the sales of residential mortgage loans of $116,000. The decrease in gains was primarily due to a decrease in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program and an increase in mortgage rates. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. Net gains on the sales of investments decreased $70,000 due to the sale of equity securities in the prior year.

Noninterest Expense. Noninterest expense increased $3.2 million, or 50.6%, to $9.5 million for the three months ended June 30, 2018 compared to $6.3 million for the three months ended June 30, 2017. Salaries and employee benefits increased $1.4 million primarily due to the addition of FWVB-retained employee salaries, salary increases related to back office personnel, and health care and retirement benefits expenses mostly related to the FWVB merger. In addition, the incentive compensation accrual increased related to the loan origination semi-annual bonus matrix due to loan growth. Merger-related expenses increased $769,000 due to the FWVB merger. Amortization of Core Deposit Intangible (“CDI”) increased $267,000 due to the CDI recorded for the FWVB merger. Other noninterest expense increased $209,000 primarily due to loan expenses, office supplies, telephone, travel, and meals and entertainment expenses. Occupancy increased $184,000 primarily due to increases in property contracted services, rent expense and real estate taxes due to the FWVB merger and completion of the BPMCC in Washington, PA. Equipment expense increased $159,000 primarily due to equipment maintenance contracts and data processing expense related to the FWVB merger. The Federal Deposit Insurance Corporation (“FDIC”) assessment expense increased $76,000 due to an assessment factor increase by the FDIC in the computation of the insurance assessment and average asset growth related to the FWVB merger. Legal and professional fees increased $43,000 primarily due to prior year quarter refund of legal fees from delinquent loans.

Income Tax Expense. Income taxes decreased $462,000 to $234,000 for the three months ended June 30, 2018 compared to $696,000 for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 was 19.4% compared to 27.9% for the three months ended June 30, 2017. The decrease in income taxes was due to a decrease of $1.3 million in pre-tax income and the reduction of the federal statutory income tax rate from 34% in the prior year quarter to 21% in the current year quarter, due to the enactment of the new federal tax law titled “Tax Cuts and Jobs Act of 2017” on December 22, 2017.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Overview. Net income decreased $1.2 million to $2.3 million as of the six months ended June 30, 2018, as compared to $3.5 million for the six months ended June 30, 2017. Net income was mainly impacted by the FWVB merger-related expenses of $793,000 and other one-time discrete items as a result of the completion of the merger on April 30, 2018.

Net Interest Income. Net interest income increased $2.7 million, or 18.8%, to $16.8 million for the six months ended June 30, 2018, compared to $14.1 million for the six months ended June 30, 2017.

Interest and dividend income increased $3.7 million, or 23.2%, to $19.4 million for the six months ended June 30, 2018 compared to $15.7 million for the six months ended June 30, 2017. Interest income on loans increased $2.9 million primarily due to an increase in average loans outstanding of $127.3 million for the six months ended June 30, 2018. The increase in average loans was mainly due to the FWVB merger and organic loan growth of approximately $53.2 million the current period. This was partially offset by a decrease of $247,000 in accretion on the acquired loan portfolios credit mark for the six months ended June 30, 2018. Credit mark accretion of $159,000, or 9 basis points, was recognized in the six months ended June 30, 2018, compared to $406,000, or 25 basis points for the six months ended June 30, 2017. Interest income on taxable securities increased $675,000 in the current period. In addition, an increase of 48 basis points in yield resulted from securities acquired in the FWVB merger. The average balance for taxable securities increased $41.0 million for the six months ended June 30, 2018. Interest income on securities exempt from federal tax increased $103,000 due to securities acquired in the FWVB merger with higher prevailing yields. There was an increase of $7.1 million in the average balance on securities exempt from federal tax and a decrease of 55 basis points in yield as a result of the prior year reduction in the federal statutory income tax rate from 34% to 21%.

Interest expense increased $1.0 million, or 62.5%, to $2.6 million for the six months ended June 30, 2018 compared to $1.6 million for the six months ended June 30, 2017. Interest expense on deposits increased $644,000 due to current year rate increases and an increase in average interest-bearing deposits of $92.7 million which is attributed primarily to the FWVB merger. The average cost of interest-bearing deposits increased 13 basis points. In addition, short-term borrowings increased $366,000 in the current period due to increased interest rates on FHLB overnight borrowings that had an average balance increase of $38.0 million and on securities sold under agreements to repurchase.

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

	(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$795,872	$17,295	4.38%	$668,606	$14,415	4.35%
Investment Securities
Taxable	119,720	1,422	2.38	78,741	747	1.90
Exempt From Federal Tax	42,672	660	3.09	35,561	648	3.64
Other Interest-Earning Assets	12,417	208	3.38	25,147	186	1.49
Total Interest-Earning Assets	970,681	19,585	4.07	808,055	15,996	3.99
Noninterest-Earning Assets	73,859			57,107
Total Assets	$1,044,540			$865,162

Liabilities and
Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$147,790	241	0.33%	$122,141	147	0.24%
Savings	161,610	186	0.23	127,141	116	0.18
Money Market	148,667	320	0.43	139,273	181	0.26
Time Deposits	181,751	1,227	1.36	158,610	886	1.13
Total Interest-Bearing Deposits	639,818	1,974	0.62	547,165	1,330	0.49

Borrowings	86,782	642	1.49	51,894	280	1.09
Total Interest-Bearing Liabilities	726,600	2,616	0.73	599,059	1,610	0.54

Noninterest-Bearing Demand Deposits	209,713			171,507
Other Liabilities	4,472			3,550
Total Liabilities	940,785			774,116

Stockholders' Equity	103,755			91,046
Total Liabilities and
Stockholders' Equity	$1,044,540			$865,162

Net interest income		$16,969			$14,386

Net Interest Rate Spread (2)			3.34%			3.45%
Net Interest-Earning Assets (3)	$244,081			$208,996
Net Interest Margin (4)			3.53			3.59
Return on Average Assets			0.45			0.82
Return on Average Equity			4.53			7.76
Average Equity to Average Assets			9.93			10.52
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			133.59			134.89

_________

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 21% and 34% for the six months ended June 30, 2018, and 2017, respectively.

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

	(Dollars in thousands) (Unaudited)
	Six Months Ended June 30, 2018
	Compared To
	Six Months Ended June 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$2,780	$100	$2,880
Investment Securities:
Taxable	454	221	675
Exempt From Federal Tax	119	(107)	12
Other Interest-Earning Assets	(129)	151	22
Total Interest-Earning Assets	3,224	365	3,589

Interest Expense:
Deposits	254	390	644
Borrowings	235	127	362
Total Interest-Bearing Liabilities	489	517	1,006
Change in Net Interest Income	$2,735	$(152)	$2,583

Provision for Loan Losses. The provision for loan losses increased $1.4 million, to $2.1 million, for the six months ended June 30, 2018, compared to $720,000 of provision for loan losses for the six months ended June 30, 2017, of which $250,000 was attributed to the FFCO acquired loan portfolio. Net charge-offs for the six months ended June 30, 2018 were $1.5 million, which included $200,000 of net charge-offs on automobile loans, compared to net charge-offs of $440,000 for the six months ended June 30, 2017, which included $287,000 of net charge-offs on automobile loans. The increase in net charge-offs for the current year was due to charge-offs of $496,000, $443,000 and $238,000 for three commercial and industrial relationships. The provision for loan losses was impacted in the current period by the recording of $2.1 million of provision for the originated loan portfolio due to the above-mentioned loan charge-offs and to appropriately reflect risk associated with the originated loan portfolio as of June 30, 2018. Additionally, this was due to growth in the loan portfolio and average loan balances, partially offset by the local economy which had a positive impact on the qualitative factors within the allowance calculation. The acquired loan portfolio from the FWVB merger recorded an approximate credit mark of $1.3 million. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and credit mark on acquired loan portfolios, with the possible need for additional provisions for loan losses.

Noninterest Income. Noninterest income increased $169,000, or 4.2%, to $4.2 million for the six months ended June 30, 2018 compared to $4.0 million at June 30, 2017. There was an increase of $485,000 for other commissions due to insurance proceeds recognized by a claim on a bank-owned life insurance policy due to the death of a former officer of the Bank, current quarter recognition of an ARC loan referral fee and liquidation of a partnership interest in the West Virginia Bankers Title Company, an item that was resolved from the FWVB merger. Service fees on deposit accounts increased $101,000 primarily due to increased ATM fees due to an increased volume of customer transactions and check card fees. There was a decrease in the net gains on sales of residential mortgage loans of $198,000. The decrease in gains was primarily due to a decrease in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program and an increase in mortgage rates. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. Net gains on the sales of investments decreased $122,000 due to the sale of equity securities in the prior period. There was an $117,000 decrease in insurance commissions from Exchange Underwriters mainly due to a decrease in contingency fees received in the current period.

Noninterest Expense. Noninterest expense increased $3.6 million, or 29.1%, to $16.2 million for the six months ended June 30, 2018 compared to $12.5 million for the six months ended June 30, 2017. Salaries and employee benefits increased $1.6 million, primarily due to additional employees, salary increases, and retirement benefits as a direct result of the FWVB merger, incentive compensation accrual increased due to the loan origination semi-annual bonus matrix, employee group health insurance and employee stock options. Merger-related expenses increased $793,000 due to the FWVB merger. CDI amortization increased $267,000 due to the CDI recorded for the FWVB merger. Other noninterest expense increased $264,000 primarily due to office supplies, telephone, loan expenses, travel and meals and entertainment. Equipment and occupancy increased $218,000 and $206,000, respectively, primarily due to equipment purchases and new maintenance contracts related to the FWVB merger and the BPMCC. FDIC assessment fees increased $131,000 due to an assessment factor increase by the FDIC in the computation of the insurance assessment and average asset growth related to the FWVB merger. Legal and professional fees increased $42,000 due to increased consultation fees in connection with Exchange Underwriters. Advertising increased $35,000 related to increases in print/media advertising and promotional items to promote the FWVB merger.

Income Tax Expense. Income taxes decreased $1.0 million to $401,000 for the six months ended June 30, 2018 compared to $1.4 million for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was 14.7% compared to 28.9% for the six months ended June 30, 2017. The decrease in income taxes was primarily due to a decrease of $2.2 million in pre-tax income. The expected effective tax rate for the current year is 17.4%, which was calculated by excluding the one-time income on a bank-owned life insurance claim of approximately $421,000, which represents a discrete tax item for the first quarter of 2018. The decrease in income taxes was due to the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the corporate statutory federal income tax rate from 34% to 21% effective January 1, 2018.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 10 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of June 30, 2018.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at June 30, 2018 to satisfy its short- and long-term liquidity needs.

The Company’s most liquid assets are cash and due from banks, which totaled $24.2 million at June 30, 2018. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $131.6 million at June 30, 2018. In addition, at June 30, 2018, the Company had the ability to borrow up to $315.9 million from the FHLB of Pittsburgh, of which $18.0 million was outstanding and $31.1 million was utilized toward standby letters of credit. The Company also has the ability to borrow up to $111.4 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million and $40.0 million as of June 30, 2018, and December 31, 2017, respectively. There was a total increase of $20.0 million in multiple line of credit agreements due to the FWVB merger.

At June 30, 2018, time deposits due within one year of that date totaled $95.8 million, or 45.8% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At June 30, 2018, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $2.9 million.

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

At June 30, 2018 and December 31, 2017, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	June 30, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$102,021	12.03%	$84,599	12.22%
For Capital Adequacy Purposes	38,177	4.50	31,159	4.50
To Be Well Capitalized	55,144	6.50	45,008	6.50

Tier 1 Capital (to risk weighted assets)
Actual	102,021	12.03	84,599	12.22
For Capital Adequacy Purposes	50,902	6.00	41,546	6.00
To Be Well Capitalized	67,870	8.00	55,395	8.00

Total Capital (to risk weighted assets)
Actual	111,392	13.13	93,257	13.47
For Capital Adequacy Purposes	67,870	8.00	55,395	8.00
To Be Well Capitalized	84,837	10.00	69,243	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	102,021	9.23	84,599	9.27
For Capital Adequacy Purposes	44,227	4.00	36,492	4.00
To Be Well Capitalized	55,284	5.00	45,616	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of June 30, 2018, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2017, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on June 13, 2014 (File No. 333-196749))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on June 13, 2014 (File No. 333-196749))
31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	August 14, 2018	/s/ Patrick G. O’Brien.
Patrick G. O’Brien
President and Chief Executive Officer

Date:	August 14, 2018	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

