Form 10-Q
period 2018-09-30
CB Financial Services, Inc.
filed 2018-11-09
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, the number of shares outstanding of the Registrant’s Common Stock was 5,414,299.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	(Unaudited) September 30, 2018	December 31, 2017

ASSETS
Cash and Due From Banks:
Interest Bearing	$37,173	$11,685
Non-Interest Bearing	8,784	8,937
Total Cash and Due From Banks	45,957	20,622

Investment Securities:
Available-for-Sale	216,830	123,583
Loans, Net	891,863	735,596
Premises and Equipment, Net	23,933	16,712
Bank-Owned Life Insurance	22,783	19,151
Goodwill	27,071	4,953
Core Deposit Intangible, Net	11,425	3,284
Accrued Interest and Other Assets	13,664	10,585
TOTAL ASSETS	$1,253,526	$934,486

LIABILITIES
Deposits:
Demand Deposits	$261,692	$188,499
NOW Accounts	198,607	145,183
Money Market Accounts	184,357	136,914
Savings Accounts	206,050	132,359
Time Deposits	208,462	164,301
Brokered Deposits	3,723	6,088
Total Deposits	1,062,891	773,344

Short-Term Borrowings	31,580	39,605
Other Borrowed Funds	23,257	24,500
Accrued Interest and Other Liabilities	2,115	3,781
TOTAL LIABILITIES	1,119,843	841,230

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 and 4,363,346 Shares Issued and 5,414,299 and 4,095,957 Shares Outstanding at September 30, 2018 and December 31, 2017, Respectively	2,367	1,818
Capital Surplus	73,632	42,089
Retained Earnings	66,460	55,280
Treasury Stock, at Cost (266,694 and 267,389 Shares at September 30, 2018 and December 31, 2017, Respectively)	(4,680)	(4,590)
Accumulated Other Comprehensive Loss	(4,096)	(1,341)
TOTAL STOCKHOLDERS' EQUITY	133,683	93,256
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,253,526	$934,486

The accompanying notes are an integral part of these consolidated financial statement

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$10,044	$7,459	$27,272	$21,830
Federal Funds Sold	53	64	113	120
Investment Securities:
Taxable	1,202	386	2,624	1,133
Exempt From Federal Income Tax	318	229	857	665
Other Interest and Dividend Income	147	75	295	205
TOTAL INTEREST AND DIVIDEND INCOME	11,764	8,213	31,161	23,953

INTEREST EXPENSE
Deposits	1,398	720	3,372	2,050
Federal Funds Purchased	-	-	1	-
Short-Term Borrowings	68	20	473	59
Other Borrowed Funds	128	120	364	361
TOTAL INTEREST EXPENSE	1,594	860	4,210	2,470

NET INTEREST INCOME	10,170	7,353	26,951	21,483
Provision For Loan Losses	25	300	2,125	1,020
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,145	7,053	24,826	20,463

NONINTEREST INCOME
Service Fees on Deposit Accounts	866	630	2,176	1,839
Insurance Commissions	920	758	2,731	2,686
Other Commissions	127	125	823	336
Net Gains on Sales of Loans	52	137	106	389
Net Gains on Sales of Investments	-	10	-	132
Fair Value of Equity Securities	35	-	54	-
Net Gains on Purchased Tax Credits	11	14	33	43
Net Loss on Disposal of Fixed Assets	(74)	-	(74)	-
Income from Bank-Owned Life Insurance	135	116	370	348
Other	16	28	80	87
TOTAL NONINTEREST INCOME	2,088	1,818	6,299	5,860

NONINTEREST EXPENSE
Salaries and Employee Benefits	4,708	3,512	13,268	10,425
Occupancy	855	526	2,213	1,678
Equipment	786	464	1,916	1,376
FDIC Assessment	67	104	361	267
PA Shares Tax	197	186	593	562
Contracted Services	273	119	583	408
Legal and Professional Fees	171	81	456	324
Advertising	245	197	587	504
Bankcard Processing Expense	180	130	448	384
Other Real Estate Owned (Income) Expense	49	(349)	37	(343)
Amortization of Core Deposit Intangible	452	134	986	401
Merger-Related	61	-	854	-
Other	1,321	793	3,224	2,432
TOTAL NONINTEREST EXPENSE	9,365	5,897	25,526	18,418

Income Before Income Taxes	2,868	2,974	5,599	7,905
Income Taxes (1)	576	910	977	2,336
NET INCOME	$2,292	$2,064	$4,622	$5,569

EARNINGS PER SHARE
Basic	$0.42	$0.50	$0.96	$1.36
Diluted	0.42	0.50	0.95	1.36

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,414,299	4,088,025	4,834,948	4,087,783
Diluted	5,476,792	4,108,723	4,889,553	4,104,157

(1) See Note 1 – Income Taxes for further details on the reduction of the effective tax rate.

The accompanying notes are an integral part of these consolidated financial statement

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Net Income	$2,292	$2,064	$4,622	$5,569

Other Comprehensive (Loss) Income:
Unrealized (Losses) Gains on Available-for-Sale Securities Net of Income (Benefit) Tax of ($325) and $5 for the Three Months Ended September 30, 2018 and 2017, Respectively, and ($734) and $314 for the Nine Months Ended September 30, 2018 and 2017, Respectively	(1,224)	9	(2,715)	612

Reclassification Adjustment for Gains on Securities:
Included in Net Income, Net of Income Tax of $4 and $45 for the Three and Nine Months Ended September 30, 2017, Respectively (1)	-	(6)	-	(87)
Other Comprehensive (Loss) Income, Net of Income (Benefit) Tax	(1,224)	3	(2,715)	525
Total Comprehensive Income	$1,068	$2,067	$1,907	$6,094

(1)

The gross amount of gains on securities of $10 and $132 for the Three and Nine Months Ended September 30, 2017, Respectively, are reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect is included in Income Taxes on the Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

December 31, 2016	4,363,346	$1,818	$41,863	$51,713	$(4,746)	$(1,179)	$89,469
Comprehensive Income:
Net Income	-	-	-	5,569	-	-	5,569
Other Comprehensive Income	-	-	-	-	-	525	525
Stock-Based Compensation Expense	-	-	258	-	-	-	258
Exercise of Stock Options	-	-	7	-	24	-	31
Dividends Paid ($0.66 Per Share)	-	-	-	(2,698)	-	-	(2,698)
September 30, 2017	4,363,346	$1,818	$42,128	$54,584	$(4,722)	$(654)	$93,154

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

December 31, 2017	4,363,346	$1,818	$42,089	$55,280	$(4,590)	$(1,341)	$93,256
Comprehensive Income:
Net Income	-	-	-	4,622	-	-	4,622
Other Comprehensive Loss	-	-	-	-	-	(2,715)	(2,715)
Equity Securities MTM Adjustment (1)	-	-	-	40	-	(40)	-
Issuance of Common Stock	1,317,647	549	31,692	9,801	-	-	41,527
(net of issuance expenses of $515)	-	-	-	-	-	-	-
Stock-Based Compensation Expense	-	-	361	-	-	-	361
Exercise of Stock Options	-	-	5	-	208	-	213
Treasury stock purchased, at cost (8,624 shares)	-	-	-	-	(298)	-	(298)
Dividends Paid ($0.66 Per Share)	-	-	-	(3,283)	-	-	(3,283)
September 30, 2018	5,680,993	$2,367	$73,632	$66,460	$(4,680)	$(4,096)	$133,683

(1)	Reclassification due to the adoption of ASU 2016-01. See Note 1 for additional information.

The accompanying notes are an integral part of these consolidated financial statement

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017

OPERATING ACTIVITIES
Net Income	$4,622	$5,569
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	96	265
Depreciation and Amortization	2,263	1,867
Provision for Loan Losses	2,125	1,020
Unrealized Gain on Equity Securities	(54)	-
Gains on Purchased Tax Credits	33	43
Income from Bank-Owned Life Insurance	(370)	(348)
Proceeds From Mortgage Loans Sold	6,434	16,941
Originations of Mortgage Loans for Sale	(6,328)	(16,552)
Gains on Sales of Loans	(106)	(389)
Gains on Sales of Investment Securities	-	(132)
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(19)	(357)
Noncash Expense for Stock-Based Compensation	361	258
(Increase) Decrease in Accrued Interest Receivable	(996)	(131)
Loss on Retirement of Premises and Equipment	74	152
Decrease in Taxes Payable	(954)	(808)
Increase in Accrued Interest Payable	191	79
Net Payment of Federal/State Income Taxes	(850)	(2,355)
Other, Net	502	4,284
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,024	9,406

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	11,624	11,683
Purchases of Securities	(1,069)	(32,346)
Proceeds from Sales of Securities	80,314	11,643
Net Increase in Loans	(63,176)	(23,413)
Purchase of Premises and Equipment	(4,529)	(3,444)
Proceeds From a Claim on Bank-Owned Life Insurance	950	-
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	214	357
Decrease (Increase) in Restricted Equity Securities	389	(47)
Net Cash Received from Acquisition	20,632	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	45,349	(35,567)

FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	7,927	64,156
Net Decrease in Short-Term Borrowings	(28,056)	(2,365)
Principal Payments on Other Borrowed Funds	(3,541)	(3,500)
Cash Dividends Paid	(3,283)	(2,698)
Treasury Stock, Purchases at Cost	(298)	24
Exercise of Stock Options	213	7
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(27,038)	55,624

INCREASE IN CASH AND CASH EQUIVALENTS	25,335	29,463
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	20,622	14,282
CASH AND DUE FROM BANKS AT END OF PERIOD	$45,957	$43,745

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $3,372 and $2,050, respectively)	$4,019	$2,390
Income taxes	850	2,355

Real estate acquired in settlement of loans	46	169
Non-cash transaction related to FWVB acquisition	41,527	-

The accompanying notes are an integral part of these consolidated financial statement

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

On August 1, 2018, the Bank’s insurance subsidiary, Exchange Underwriters, acquired certain assets from Beynon Insurance (Beynon), headquartered in Pittsburgh, Pennsylvania for approximately $1.8 million. Acquired assets consist primarily of a customer list and certain non-compete consulting contracts. The acquired customer list was recorded on the Company’s balance sheet as an intangible asset included within the “accrued interest and other assets” and expected to be amortized over the average life of the customer list in accordance with U.S. GAAP. Our analysis of the estimated average life for this customer list is approximately 9.5 years and non-compete consulting contract over 6 years. The fair value estimates for the Beynon acquisition are preliminary as the final valuations and/or appraisals are completed. The Company expects to finalize the purchase price allocation of Beynon in the fourth quarter of 2018.

The Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC and incorporated into the consolidated financial statements the effect of all material known events determined by ASC Topic 855, Subsequent Events, to be recognizable events.

Nature of Operations

The Company derives substantially all its income from banking and bank-related services which include interest earnings on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest earnings on investment securities and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank; a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from sixteen offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, seven offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, the Bank’s wholly-owned subsidiary that is a full-service, independent insurance agency.

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

Income Taxes

The income tax decrease was primarily due to the enactment of the Tax Cuts and Jobs Act reducing the Federal corporate tax rate from 34% to 21% effective January 1, 2018, and tax-exempt bank-owned life insurance proceeds which was a discrete item and reduced the expected 2018 effective tax rate of 18.9% to 17.4% at September 30, 2018, compared to 29.6% at September 30, 2017.

Recognition of a Prior Period Error

In April 2018, the Company discovered an error with the collateral position on a commercial and industrial classified loan relationship that had occurred in April 2017. This error resulted in the loss of the Company’s first lien position, leaving the loan with insufficient collateral. The Company corrected the error by recording a specific reserve and recognizing an additional $300,000 (pre-tax) of provision for loan losses for the quarter-ended March 31, 2018. There was no financial statement impact for the three months ended September 30, 2018. The impact of the correction of the error resulted in a decrease of $300,000 in income before income taxes, a decrease of $63,000 in income taxes, and a decrease of $237,000 (after-tax) in net income ($0.05 earnings per share) for the nine months ended September 30, 2018.

As a result of this error, the Company’s 2017 results were overstated by $237,000 and the Company’s March 31, 2018 quarterly and nine months ended September 30, 2018 results were understated by the same amount. Management of the Company concluded the effect of the error was immaterial to the Company’s 2017 results as well as estimated annual results for 2018.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP; and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, debt securities, trade receivables, net investments in leases, off balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-13, but does not believe that its adoption will have a material impact on the Company's consolidated financial condition or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted the provisions of ASU 2016-01 effective in the first quarter of 2018. Its adoption did not have a material impact on the Company's consolidated financial condition or results of operations. As of January 1, 2018, there was a one-time $40,000 cumulative fair value adjustment that was reclassified within the September 30, 2018, Statement of Stockholders’ Equity. The fair value adjustments recognized for equity securities were gains of $35,000 and $54,000 for the three and nine months ended September 30, 2018, respectively. This fair value adjustment will fluctuate between reporting periods and is based on market conditions.

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

Note 2. Merger

On November 16, 2017, the Company entered into a definitive merger agreement with First West Virginia Bancorp, Inc. (“FWVB”), the holding company for Progressive Bank, N.A. (“PB”), a national association. The FWVB merger was completed effective April 30, 2018, following the receipt of shareholder and regulatory approvals and the satisfaction of other customary closing conditions. In addition, effective April 30, 2018, PB merged into the Bank. The FWVB merger enhanced the Bank’s exposure into the core of the PA-WV-OH Tri-State region. Through the FWVB merger, the Company anticipates future revenue and earnings growth from an expanded menu of financial services expanding the Company’s business footprint into the Ohio Valley. The FWVB merger resulted in the addition of eight branches and expanded the Company’s reach into West Virginia with seven branches and one branch in Eastern Ohio. The FWVB merger value was approximately $51.3 million. In connection with the FWVB merger, the Company issued 1,317,647 shares of common stock based on the Company’s closing stock price on April 30, 2018, of $31.9068, and paid cash consideration of $9.8 million in exchange for all the outstanding shares of FWVB common stock.

Merger-related expenses are recorded in the Consolidated Statement of Income and include costs relating to the Company’s acquisition of FWVB, as described above.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. There were approximately $1.3 million of cumulative merger-related expenses, of which $61,000 and $854,000, were recorded in the Consolidated Statement of Income for the three and nine months ended September 30, 2018, respectively.

As of the date of merger, FWVB had approximately $334.0 million of assets, $96.8 million of loans, and $282.9 million of deposits held across a network of 8 branches located in West Virginia and eastern Ohio.  The Company stockholders and FWVB stockholders now own approximately 76% and 24% of the combined company, respectively.

The FWVB merger was accounted for as an acquisition in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. To the extent we did not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we engaged third-party valuation specialists to assist us in determining such values. The preliminary results of the fair value evaluation generated goodwill and intangible assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual obligations or other legal rights.

The assets acquired and liabilities assumed of FWVB were recorded on the Company’s Consolidated Statement of Financial Condition at their estimated fair values as of April 30, 2018. Due to the timing of the acquisition relative to the end of the reporting period, the fair values for certain assets and liabilities acquired from FWVB on April 30, 2018, represented preliminary estimates previously reported as of June 30, 2018. Since then, the Company received additional information and adjusted previously estimated fair values associated with the acquisition. These adjustments were primarily related to property and equipment based on updated appraisals, core deposit intangible and deferred taxes.

The fair value estimates for loans, deferred taxes and other liabilities have continued to fluctuate as the final valuations and/or appraisals are completed. The Company expects to finalize the purchase price accounts of FWVB within one year of the date of acquisition.

None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.

The fair value of the assets acquired and liabilities assumed in the FWVB merger were as follows (dollars in thousands):

Consideration Paid:
Cash Paid for Redemption of FWVB Common Stock	$9,801
CB Financial Common Stock Issued in Exchange for FWVB Common Stock	41,527
Total Consideration Paid	51,328

Assets Acquired:
Cash and Cash Equivalents	30,433
Net Loans	95,456
Investment Securities	187,628
Premises and Equipment	3,712
Bank Owned Life Insurance	4,212
Core Deposit Intangible	9,127
Deferred Tax Assets	2,497
Other Assets	3,030
Total Assets Acquired	336,095

Liabilities Assumed:
Deposits	281,620
Borrowings	22,329
Other Liabilities	2,935
Total Liabilities Assumed	306,884
Total Identifiable Net Assets	29,211
Goodwill Recognized	$22,117

As part of the FWVB merger, the Company identified employees from FWVB who would be retained and estimated a severance cost of $100,000 if those employees were terminated without cause within the first year of the merger.

The operating results of FWVB have been included in the Company’s Consolidated Statement of Income since the April 30, 2018, acquisition date. Total income of the acquired operations of FWVB consisted of net interest income of approximately $4.6 million, noninterest income of approximately $388,000, noninterest expense of approximately $3.8 million and net income of approximately $961,000 from May 1, 2018 through September 30, 2018.

The following unaudited combined pro forma information presents the operating results for the nine months ended September 30, 2018, and year ended December 31, 2017, as if the FWVB acquisition had occurred on January 1, 2017. The pro forma results have been prepared for comparative purposes only and require significant estimates and judgments. As a result, they are not necessarily indicative of the results that would have been obtained had the FWVB merger actually occurred on January 1, 2017 nor are they intended to be indicative of future results of operations (dollars in thousands, except per share data).

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Net Interest Income	$30,631	$37,944
Noninterest Income	6,609	8,779
Noninterest Expense	30,362	33,733
Net Income	5,365	8,444

Earnings Per Share:
Basic	$1.11	$1.75
Diluted	1.10	1.73

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-Average Common Shares Outstanding	5,680,993	4,363,346	5,101,808	4,363,346
Average Treasury Stock Shares	(266,694)	(275,321)	(266,860)	(275,563)
Weighted-Average Common Shares and Common Stock
Equivalents Used to Calculate Basic Earnings Per Share	5,414,299	4,088,025	4,834,948	4,087,783
Additional Common Stock Equivalents (Stock Options and Restricted Stock) Used to Calculate Diluted Earnings Per Share	62,493	20,698	54,605	16,374
Weighted-Average Common Shares and Common Stock
Equivalents Used to Calculate Diluted Earnings Per Share	5,476,792	4,108,723	4,889,553	4,104,157

Earnings per share:
Basic	$0.42	$0.50	$0.96	$1.36
Diluted	0.42	0.50	0.95	1.36

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

The following table below presents ASC 606 in-scope revenue streams and the impact of the accounting standard at the date indicted:

	(Dollars in thousands)
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Under Legacy GAAP	Impact of ASC 606	As reported	Under Legacy GAAP	Impact of ASC 606
NONINTEREST INCOME
Service Fees on Deposit Accounts	$866	$866	$-	$2,176	$2,176	$-
Insurance Commissions	920	894	26	2,731	2,629	102
Other Commissions	127	127	-	823	823	-
Other	16	16	-	80	80	-
Total	1,929	1,903	26	5,810	5,708	102

NONINTEREST EXPENSE
Other Real Estate Owned Expense	49	49	-	37	37	-
Total	49	49	-	37	37	-

Net Impact	1,978	1,952	26	5,847	5,745	102

Income Tax Expense	$415	$410	$5	$1,228	$1,206	$21

Net Income	$2,292	$2,271	$21	$4,622	$4,541	$81

Basic earnings per share	$0.42	$0.42	$0.00	$0.96	$0.94	$0.02
Diluted earnings per share	$0.42	$0.41	$0.01	$0.95	$0.93	$0.02

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income with the exception of Other Real Estate Owned Expense (Income), which is accounted for in Non-Interest Expense. The following table presents the Company’s sources of Non-Interest Income and Expense as of the date indicated:

	(Dollars in thousands)
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

NONINTEREST INCOME
Service Fees on Deposit Accounts (a)	$866	$2,176
Insurance Commissions	920	2,731
Other Commissions (c)	127	823
Net Gains on Sales of Loans (b)	52	106
Net Gains on Sales of Investments (b)	-	-
Fair Value of Equity Securities (b)	35	54
Net Gains on Purchased Tax Credits (b)	11	33
Net Loss on Disposal of Fixed Assets (b)	(74)	(74)
Income from Bank-Owned Life Insurance (b)	135	370
Other (b)	16	80
Total non-interest income	2,088	6,299

NONINTEREST EXPENSE
Other Real Estate Owned Expense	49	37
Total non-interest expense	49	37

Net non-interest income	$2,039	$6,262

(a)	Interchange fees and ATM fees are included within this line item.

(b)	Not within the scope of ASC 606.

(c)	The Other Commissions category includes wealth management referral fees, check sales and safety deposit box rentals totaling $127,000 and $336,000 for the three and nine months ended September 30, 2018, which is in the scope of ASC 606; the remaining balance of $487,000 for the nine months ended September 30, 2018, mainly represents income derived from an assumable rate conversion (“ARC”) loan referral fee and a bank-owned life insurance policy claim for the nine months ended September 30, 2018, which are outside the scope of ASC 606. The following narrative describes the Company’s revenue streams accounted for under the guidance of ASC 606 as follows:

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

EU utilizes a report from their core insurance data processing program, The Agency Manager, otherwise known as “TAM”. The report from TAM captures all in force policies that are active in the system and annualizes the commission over the life of each individual contract. The report then provides an overall commission and fee income total for the monthly reporting financial statement period. This income is then compared to the amount of direct and agency bill income recorded in TAM for the reporting month and an adjustment to income is made according to the report and this is the income recognized for the portion of the insurance contract that has been earned by EU and subsequently the Company.

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

Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. It is not common policy that the Company will finance an OREO property with the buyer. It is the Company’s belief that once loan collateral has been recognized as an OREO property, it needs to be sold to free the Company of any additional possible loss exposure.

Note 5. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$82,487	$4	$(3,286)	$79,205
Obligations of States and Political Subdivisions	46,048	68	(943)	45,173
Mortgage-Backed Securities - Government-Sponsored Enterprises	90,939	35	(1,066)	89,908
Equity Securities - Mutual Funds	1,000	-	(41)	959
Equity Securities - Other	1,470	142	(27)	1,585
Total	$221,944	$249	$(5,363)	$216,830

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$67,603	$-	$(1,715)	$65,888
Obligations of States and Political Subdivisions	38,867	255	(134)	38,988
Mortgage-Backed Securities - Government-Sponsored Enterprises	17,123	-	(145)	16,978
Equity Securities - Mutual Funds	500	3	-	503
Equity Securities - Other	1,188	52	(14)	1,226
Total	$125,281	$310	$(2,008)	$123,583

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	September 30, 2018
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	7	$18,746	$(375)	21	$56,639	$(2,911)	28	$75,385	$(3,286)
Obligations of States and Political Subdivisions	57	26,595	(646)	15	7,543	(297)	72	34,138	(943)
Mortgage-Backed Securities - Government Sponsored Enterprises	40	78,046	(777)	4	7,578	(289)	44	85,624	(1,066)
Equity Securities - Mutual Fund	2	959	(41)	-	-	-	2	959	(41)
Equity Securities - Other	5	500	(22)	1	55	(5)	6	555	(27)
Total	111	$124,846	$(1,861)	41	$71,815	$(3,502)	152	$196,661	$(5,363)

	December 31, 2017
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	7	$23,805	$(223)	16	$42,083	$(1,492)	23	$65,888	$(1,715)
Obligations of States and Political Subdivisions	20	10,061	(47)	9	4,397	(87)	29	14,458	(134)
Mortgage-Backed Securities - Government Sponsored Enterprises	9	16,978	(145)	-	-	-	9	16,978	(145)
Equity Securities - Other	5	458	(7)	1	53	(7)	6	511	(14)
Total	41	$51,302	$(422)	26	$46,533	$(1,586)	67	$97,835	$(2,008)

For debt securities, the Company does not believe that any individual unrealized loss as of September 30, 2018 or December 31, 2017 represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at September 30, 2018 and December 31, 2017 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	September 30, 2018
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$2,539	$2,574
Due after One Year through Five Years	56,528	54,578
Due after Five Years through Ten Years	68,447	66,414
Due after Ten Years	94,430	93,264
Total	$221,944	$216,830

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

	(Dollars in thousands)
	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$224,248	32.0%	$200,486	32.6%
Commercial	220,341	31.5	160,235	26.1
Construction	41,006	5.9	36,149	5.9
Commercial and Industrial	87,674	12.5	100,294	16.3
Consumer	115,744	16.5	114,358	18.6
Other	11,536	1.6	3,376	0.5
Total Originated Loans	700,549	100.0%	614,898	100.0%
Allowance for Loan Losses	(8,672)		(8,215)
Loans, Net	$691,877		$606,683

Loans Acquired at Fair Value
Real Estate:
Residential	$95,116	47.4%	$72,952	56.3%
Commercial	78,001	38.9	48,802	37.7
Construction	3,402	1.7	-	0.0
Commercial and Industrial	16,267	8.1	7,541	5.8
Consumer	2,756	1.4	199	0.2
Other	5,057	2.5	-	0.0
Total Loans Acquired at Fair Value	200,599	100.0%	129,494	100.0%
Allowance for Loan Losses	(613)		(581)
Loans, Net	$199,986		$128,913

Total Loans
Real Estate:
Residential	$319,364	35.4%	$273,438	36.7%
Commercial	298,342	33.1	209,037	28.1
Construction	44,408	5.1	36,149	4.9
Commercial and Industrial	103,941	11.5	107,835	14.5
Consumer	118,500	13.1	114,557	15.4
Other	16,593	1.8	3,376	0.4
Total Loans	901,148	100.0%	744,392	100.0%
Allowance for Loan Losses	(9,285)		(8,796)
Loans, Net	$891,863		$735,596

Total unamortized net deferred loan fees were $1.0 million and $808,000 at September 30, 2018 and December 31, 2017, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $98.9 million and $95.4 million at September 30, 2018 and December 31, 2017, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At September 30, 2018 and December 31, 2017, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands)
	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$222,613	$1,092	$543	$-	$224,248
Commercial	208,197	10,059	2,085	-	220,341
Construction	37,689	2,902	415	-	41,006
Commercial and Industrial	76,858	8,409	1,565	842	87,674
Consumer	115,694	-	50	-	115,744
Other	11,536	-	-	-	11,536
Total Originated Loans	$672,587	$22,462	$4,658	$842	$700,549

Loans Acquired at Fair Value
Real Estate:
Residential	$93,439	$858	$819	$-	$95,116
Commercial	72,750	4,766	485	-	78,001
Construction	3,402	-	-	-	3,402
Commercial and Industrial	16,251	-	16	-	16,267
Consumer	2,756	-	-	-	2,756
Other	4,952	105	-	-	5,057
Total Loans Acquired at Fair Value	$193,550	$5,729	$1,320	$-	$200,599

Total Loans
Real Estate:
Residential	$316,052	$1,950	$1,362	$-	$319,364
Commercial	280,947	14,825	2,570	-	298,342
Construction	41,091	2,902	415	-	44,408
Commercial and Industrial	93,109	8,409	1,581	842	103,941
Consumer	118,450	-	50	-	118,500
Other	16,488	105	-	-	16,593
Total Loans	$866,137	$28,191	$5,978	$842	$901,148

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$198,869	$1,031	$586	$-	$200,486
Commercial	143,824	13,161	2,716	534	160,235
Construction	35,571	-	535	43	36,149
Commercial and Industrial	84,910	11,460	2,589	1,335	100,294
Consumer	114,287	-	71	-	114,358
Other	3,376	-	-	-	3,376
Total Originated Loans	$580,837	$25,652	$6,497	$1,912	$614,898

Loans Acquired at Fair Value
Real Estate:
Residential	$71,176	$-	$1,776	$-	$72,952
Commercial	43,297	5,004	501	-	48,802
Commercial and Industrial	7,270	5	189	77	7,541
Consumer	199	-	-	-	199
Total Loans Acquired at Fair Value	$121,942	$5,009	$2,466	$77	$129,494

Total Loans
Real Estate:
Residential	$270,045	$1,031	$2,362	$-	$273,438
Commercial	187,121	18,165	3,217	534	209,037
Construction	35,571	-	535	43	36,149
Commercial and Industrial	92,180	11,465	2,778	1,412	107,835
Consumer	114,486	-	71	-	114,557
Other	3,376	-	-	-	3,376
Total Loans	$702,779	$30,661	$8,963	$1,989	$744,392

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands)
	September 30, 2018
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$223,246	$229	$-	$18	$247	$755	$224,248
Commercial	220,290	51	-	-	51	-	220,341
Construction	41,006	-	-	-	-	-	41,006
Commercial and Industrial	85,607	880	94	41	1,015	1,052	87,674
Consumer	115,694	-	-	-	-	50	115,744
Other	11,536	-	-	-	-	-	11,536
Total Originated Loans	$697,379	$1,160	$94	$59	$1,313	$1,857	$700,549

Loans Acquired at Fair Value
Real Estate:
Residential	$93,401	$141	$338	$-	$479	$1,236	$95,116
Commercial	75,347	1,655	80	-	1,735	919	78,001
Construction	3,366	20	-	-	20	16	3,402
Commercial and Industrial	16,264	3	-	-	3	-	16,267
Consumer	2,592	-	164	-	164	-	2,756
Other	5,057	-	-	-	-	-	5,057
Total Loans Acquired at Fair Value	$196,027	$1,819	$582	$-	$2,401	$2,171	$200,599

Total Loans
Real Estate:
Residential	$316,647	$370	$338	$18	$726	$1,991	$319,364
Commercial	295,637	1,706	80	-	1,786	919	298,342
Construction	44,372	20	-	-	20	16	44,408
Commercial and Industrial	101,871	883	94	41	1,018	1,052	103,941
Consumer	118,286	-	164	-	164	50	118,500
Other	16,593	-	-	-	-	-	16,593
Total Loans	$893,406	$2,979	$676	$59	$3,714	$4,028	$901,148

	December 31, 2017
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$198,564	$1,088	$310	$-	$1,398	$524	$200,486
Commercial	159,947	-	-	-	-	288	160,235
Construction	36,106	-	-	-	-	43	36,149
Commercial and Industrial	96,863	125	1,227	-	1,352	2,079	100,294
Consumer	112,965	1,142	154	26	1,322	71	114,358
Other	3,376	-	-	-	-	-	3,376
Total Originated Loans	$607,821	$2,355	$1,691	$26	$4,072	$3,005	$614,898

Loans Acquired at Fair Value
Real Estate:
Residential	$71,333	$398	$180	$142	$720	$899	$72,952
Commercial	48,802	-	-	-	-	-	48,802
Commercial and Industrial	7,448	77	-	-	77	16	7,541
Consumer	199	-	-	-	-	-	199
Total Loans Acquired at Fair Value	$127,782	$475	$180	$142	$797	$915	$129,494

Total Loans
Real Estate:
Residential	$269,897	$1,486	$490	$142	$2,118	$1,423	$273,438
Commercial	208,749	-	-	-	-	288	209,037
Construction	36,106	-	-	-	-	43	36,149
Commercial and Industrial	104,311	202	1,227	-	1,429	2,095	107,835
Consumer	113,164	1,142	154	26	1,322	71	114,557
Other	3,376	-	-	-	-	-	3,376
Total Loans	$735,603	$2,830	$1,871	$168	$4,869	$3,920	$744,392

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

	(Dollars in Thousands)
	September 30, 2018	December 31, 2017
Nonaccrual Loans:
Originated Loans:
Real Estate:
Residential	$755	$524
Commercial	-	288
Construction	-	43
Commercial and Industrial	1,052	2,079
Consumer	50	71
Total Originated Nonaccrual Loans	1,857	3,005

Loans Acquired at Fair Value:
Real Estate:
Residential	1,236	899
Commercial	919	-
Construction	16	-
Commercial and Industrial	-	16
Total Loans Acquired at Fair Value Nonaccrual Loans	2,171	915
Total Nonaccrual Loans	4,028	3,920

Accruing Loans Past Due 90 Days or More:
Originated Loans:
Real Estate:
Residential	18	-
Commercial and Industrial	41	-
Consumer	-	26
Total Originated Accruing Loans 90 Days or More Past Due	59	26

Loans Acquired at Fair Value:
Real Estate:
Residential	-	142
Total Loans Acquired at Fair Value Accruing Loans 90 Days or More Past Due	-	142
Total Accruing Loans 90 Days or More Past Due	59	168
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	4,087	4,088

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate - Residential	27	30
Real Estate - Commercial	994	1,271
Commercial and Industrial	165	5
Other	-	1
Total Originated Loans	1,186	1,307
Loans Acquired at Fair Value:
Real Estate - Residential	1,224	1,257
Real Estate - Commercial	332	426
Commercial and Industrial	-	173
Total Loans Acquired at Fair Value	1,556	1,856
Total Troubled Debt Restructurings, Accruing	2,742	3,163

Total Nonperforming Loans	6,829	7,251

Real Estate Owned:
Residential	46	152
Commercial	871	174
Total Real Estate Owned	917	326

Total Nonperforming Assets	$7,746	$7,577

Nonperforming Loans to Total Loans	0.76%	0.97%
Nonperforming Assets to Total Assets	0.62	0.81

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $805,000 and $1.5 million at September 30, 2018 and December 31, 2017, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 13 loans totaling $3.7 million and 16 loans totaling $4.5 million at September 30, 2018 and December 31, 2017, respectively. Originated loans classified as TDRs consisted of six loans totaling $2.1 million and eight loans totaling $2.6 million at September 30, 2018 and December 31, 2017, respectively. Loans acquired at fair value classified as TDRs consisted of seven loans totaling $1.6 million and eight loans totaling $1.9 million at September 30, 2018 and December 31, 2017, respectively.

During the three months ended September 30, 2018, one originated commercial real estate TDR loan paid off.

During the nine months ended September 30, 2018, one originated commercial and industrial TDR loan was fully charged-off due to declining updated financial information, one originated consumer loan previously identified as a TDR paid off and one commercial and industrial loan previously identified as an acquired loan at fair value TDR paid off.

During the three months ended September 30, 2018, there were no loans modified in a TDR transaction. For the nine months ended September 30, 2018, one originated commercial and industrial line of credit loan entered into a TDR transaction and was termed-out due to declining updated financial information and one acquired loan at fair value TDR for residential real estate was due to the FWVB merger. During the three and nine months ended September 30, 2017, one residential real estate loan modified terms in a new TDR transaction.

No TDRs subsequently defaulted during the three and nine months ended September 30, 2018 and 2017, respectively.

The following table presents information at the time of modification related to loans modified in a TDR during the nine months ended September 30, 2018, and three and nine months ended September 30, 2017.

	(Dollars in thousands)
	Three Months Ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Residential	1	$61	$61	$-
Total	1	$61	$61	$-

	Nine Months Ended September 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Commercial and Industrial	1	$161	$161	$-
Total	1	$161	$161	$-

Loans Acquired at Fair Value
Real Estate
Residential	1	$7	$7	$-
Total	1	$7	$7	$-

	Nine Months Ended September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Residential	1	$61	$61	$-
Total	1	$61	$61	$-

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	September 30, 2018
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$74	$-	$77	$84	$3
Commercial	1,801	-	1,801	1,969	67
Construction	415	-	415	487	20
Commercial and Industrial	1,582	-	1,594	1,611	52
Total With No Related Allowance Recorded	$3,872	$-	$3,887	$4,151	$142

Loans Acquired at Fair Value
Real Estate:
Residential	$1,228	$-	$1,228	$1,243	$47
Commercial	3,393	-	3,393	2,133	86
Total With No Related Allowance Recorded	$4,621	$-	$4,621	$3,376	$133

Total Loans
Real Estate:
Residential	$1,302	$-	$1,305	$1,327	$50
Commercial	5,194	-	5,194	4,102	153
Construction	415	-	415	487	20
Commercial and Industrial	1,582	-	1,594	1,611	52
Other	-	-	-	-	-
Total With No Related Allowance Recorded	$8,493	$-	$8,508	$7,527	$275

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$639	$185	$639	$646	$27
Commercial and Industrial	991	605	1,084	1,100	44
Total With A Related Allowance Recorded	$1,630	$790	$1,723	$1,746	$71

Loans Acquired at Fair Value
Real Estate:
Commercial	$46	$11	$46	$24	$3
Commercial and Industrial	16	6	17	17	-
Total With A Related Allowance Recorded	$62	$17	$63	$41	$3

Total Loans
Real Estate:
Commercial	$685	$196	$685	$670	$30
Commercial and Industrial	1,007	611	1,101	1,117	44
Total With A Related Allowance Recorded	$1,692	$807	$1,786	$1,787	$74

	September 30, 2018 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$74	$-	$77	$84	$3
Commercial	2,440	185	2,440	2,615	94
Construction	415	-	415	487	20
Commercial and Industrial	2,573	605	2,678	2,711	96
Other	-	-	-	-	-
Total Impaired Loans	$5,502	$790	$5,610	$5,897	$213

Loans Acquired at Fair Value
Real Estate:
Residential	$1,228	$-	$1,228	$1,243	$47
Commercial	3,439	11	3,439	2,157	89
Construction	-	-	-	-	-
Commercial and Industrial	16	6	17	17	-
Other	-	-	-	-	-
Total Impaired Loans	$4,683	$17	$4,684	$3,417	$136

Total Loans
Real Estate:
Residential	$1,302	$-	$1,305	$1,327	$50
Commercial	5,879	196	5,879	4,772	183
Construction	415	-	415	487	20
Commercial and Industrial	2,589	611	2,695	2,728	96
Other	-	-	-	-	-
Total Impaired Loans	$10,185	$807	$10,294	$9,314	$349

	December 31, 2017
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$89	$-	$91	$114	$4
Commercial	2,142	-	2,142	2,297	104
Construction	578	-	578	629	26
Commercial and Industrial	1,002	-	1,002	1,058	28
Other	1	-	1	3	-
Total With No Related Allowance Recorded	$3,812	$-	$3,814	$4,101	$162

Loans Acquired at Fair Value
Real Estate:
Residential	$1,257	$-	$1,257	$1,278	$65
Commercial	927	-	927	965	51
Commercial and Industrial	189	-	189	320	12
Total With No Related Allowance Recorded	$2,373	$-	$2,373	$2,563	$128

Total Loans
Real Estate:
Residential	$1,346	$-	$1,348	$1,392	$69
Commercial	3,069	-	3,069	3,262	155
Construction	578	-	578	629	26
Commercial and Industrial	1,191	-	1,191	1,378	40
Other	1	-	1	3	-
Total With No Related Allowance Recorded	$6,185	$-	$6,187	$6,664	$290

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,480	$351	$1,480	$1,509	$65
Commercial and Industrial	2,927	1,264	3,019	3,346	159
Total With A Related Allowance Recorded	$4,407	$1,615	$4,499	$4,855	$224

Loans Acquired at Fair Value
Real Estate:
Commercial and Industrial	$77	$3	$77	$98	$4
Total With A Related Allowance Recorded	$77	$3	$77	$98	$4

Total Loans
Real Estate:
Commercial	$1,480	$351	$1,480	$1,509	$65
Commercial and Industrial	3,004	1,267	3,096	3,444	163
Total With A Related Allowance Recorded	$4,484	$1,618	$4,576	$4,953	$228

	December 31, 2017 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans
Originated Loans
Real Estate:
Residential	$89	$-	$91	$114	$4
Commercial	3,622	351	3,622	3,806	169
Construction	578	-	578	629	26
Commercial and Industrial	3,929	1,264	4,021	4,404	187
Other	1	-	1	3	-
Total Impaired Loans	$8,219	$1,615	$8,313	$8,956	$386

Loans Acquired at Fair Value
Real Estate:
Residential	$1,257	$-	$1,257	$1,278	$65
Commercial	927	-	927	965	51
Commercial and Industrial	266	3	266	418	16
Total Impaired Loans	$2,450	$3	$2,450	$2,661	$132

Total Loans
Real Estate:
Residential	$1,346	$-	$1,348	$1,392	$69
Commercial	4,549	351	4,549	4,771	220
Construction	578	-	578	629	26
Commercial and Industrial	4,195	1,267	4,287	4,822	203
Other	1	-	1	3	-
Total Impaired Loans	$10,669	$1,618	$10,763	$11,617	$518

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	(Dollars in thousands)
	September 30, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
June 30, 2018	$863	$2,311	$259	$2,799	$2,130	$-	$336	$8,698
Charge-offs	-	-	-	-	(126)	-	-	(126)
Recoveries	4	22	-	1	48	-	-	75
Provision	78	(12)	96	(43)	(72)	-	(22)	25
September 30, 2018	$945	$2,321	$355	$2,757	$1,980	$-	$314	$8,672

Loans Acquired at Fair Value
June 30, 2018	$-	$493	$-	$119	$-	$-	$61	$673
Charge-offs	(4)	-	-	(58)	-	-	-	(62)
Recoveries	-	1	-	-	1	-	-	2
Provision	4	1	-	39	(1)	-	(43)	-
September 30, 2018	$-	$495	$-	$100	$-	$-	$18	$613

Total Allowance for Loan Losses
June 30, 2018	$863	$2,804	$259	$2,918	$2,130	$-	$397	$9,371
Charge-offs	(4)	-	-	(58)	(126)	-	-	(188)
Recoveries	4	23	-	1	49	-	-	77
Provision	82	(11)	96	(4)	(73)	-	(65)	25
September 30, 2018	$945	$2,816	$355	$2,857	$1,980	$-	$332	$9,285

Originated Loans
December 31, 2017	$891	$1,799	$276	$2,461	$2,358	$-	$430	$8,215
Charge-offs	(27)	-	-	(1,398)	(424)	-	-	(1,849)
Recoveries	16	40	-	4	120	-	-	180
Provision	65	482	79	1,690	(74)	-	(116)	2,126
September 30, 2018	$945	$2,321	$355	$2,757	$1,980	$-	$314	$8,672

Loans Acquired at Fair Value
December 31, 2017	$-	$490	$-	$83	$-	$-	$8	$581
Charge-offs	(36)	-	-	(58)	-	-	-	(94)
Recoveries	9	115	-	-	3	-	-	127
Provision	27	(110)	-	75	(3)	-	10	(1)
September 30, 2018	$-	$495	$-	$100	$-	$-	$18	$613

Total Allowance for Loan Losses
December 31, 2017	$891	$2,289	$276	$2,544	$2,358	$-	$438	$8,796
Charge-offs	(63)	-	-	(1,456)	(424)	-	-	(1,943)
Recoveries	25	155	-	4	123	-	-	307
Provision	92	372	79	1,765	(77)	-	(106)	2,125
September 30, 2018	$945	$2,816	$355	$2,857	$1,980	$-	$332	$9,285

	September 30, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$185	$-	$605	$-	$-	$-	$790
Collectively Evaluated for Potential Impairment	$945	$2,136	$355	$2,152	$1,980	$-	$314	$7,882

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$11	$-	$6	$-	$-	$-	$17
Collectively Evaluated for Potential Impairment	$-	$484	$-	$94	$-	$-	$18	$596

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$196	$-	$611	$-	$-	$-	$807
Collectively Evaluated for Potential Impairment	$945	$2,620	$355	$2,246	$1,980	$-	$332	$8,478

	December 31, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$351	$-	$1,264	$-	$-	$-	$1,615
Collectively Evaluated for Potential Impairment	$891	$1,448	$276	$1,197	$2,358	$-	$430	$6,600

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$-	$-	$3	$-	$-	$-	$3
Collectively Evaluated for Potential Impairment	$-	$490	$-	$80	$-	$-	$8	$578

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$351	$-	$1,267	$-	$-	$-	$1,618
Collectively Evaluated for Potential Impairment	$891	$1,938	$276	$1,277	$2,358	$-	$438	$7,178

	September 30, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
June 30, 2017	$940	$2,017	$142	$1,760	$2,223	$-	$385	$7,467
Charge-offs	(22)	-	-	-	(217)	-	-	(239)
Recoveries	6	-	-	1	38	-	-	45
Provision	(47)	64	85	(155)	317	-	36	300
September 30, 2017	$877	$2,081	$227	$1,606	$2,361	$-	$421	$7,573

Loans Acquired at Fair Value
June 30, 2017	$-	$613	$-	$109	$-	$-	$(106)	$616
Charge-offs	(45)	-	-	-	-	-	-	(45)
Recoveries	11	1	-	-	-	-	-	12
Provision	34	(5)	-	(7)	-	-	(22)	-
September 30, 2017	$-	$609	$-	$102	$-	$-	$(128)	$583

Total Allowance for Loan Losses
June 30, 2017	$940	$2,630	$142	$1,869	$2,223	$-	$279	$8,083
Charge-offs	(67)	-	-	-	(217)	-	-	(284)
Recoveries	17	1	-	1	38	-	-	57
Provision	(13)	59	85	(162)	317	-	14	300
September 30, 2017	$877	$2,690	$227	$1,708	$2,361	$-	$293	$8,156

Originated Loans
December 31, 2016	$1,106	$1,942	$65	$1,579	$2,463	$-	$128	$7,283
Charge-offs	(22)	-	-	-	(661)	-	-	(683)
Recoveries	11	-	-	37	155	-	-	203
Provision	(218)	139	162	(10)	404	-	293	770
September 30, 2017	$877	$2,081	$227	$1,606	$2,361	$-	$421	$7,573

Loans Acquired at Fair Value
December 31, 2016	$-	$365	$-	$120	$-	$-	$35	$520
Charge-offs	(109)	(132)	-	-	-	-	-	(241)
Recoveries	49	2	-	-	3	-	-	54
Provision	60	374	-	(18)	(3)	-	(163)	250
September 30, 2017	$-	$609	$-	$102	$-	$-	$(128)	$583

Total Allowance for Loan Losses
December 31, 2016	$1,106	$2,307	$65	$1,699	$2,463	$-	$163	$7,803
Charge-offs	(131)	(132)	-	-	(661)	-	-	(924)
Recoveries	60	2	-	37	158	-	-	257
Provision	(158)	513	162	(28)	401	-	130	1,020
September 30, 2017	$877	$2,690	$227	$1,708	$2,361	$-	$293	$8,156

	September 30, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$392	$-	$636	$-	$-	$-	$1,028
Collectively Evaluated for Potential Impairment	$877	$1,689	$227	$970	$2,361	$-	$421	$6,545

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$-	$-	$10	$-	$-	$-	$10
Collectively Evaluated for Potential Impairment	$-	$609	$-	$92	$-	$-	$(128)	$573

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$392	$-	$646	$-	$-	$-	$1,038
Collectively Evaluated for Potential Impairment	$877	$2,298	$227	$1,062	$2,361	$-	$293	$7,118

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated (dollars in thousands).

Accretable Discount
Balance at December 31, 2017	$760
Purchase Accounting Adjustment related to FWVB Merger at April 30, 2018	1,348
Accretable Yield	(240)
Nonaccretable Discount	5
Balance at September 30, 2018	$1,873

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	September 30, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$74	$2,440	$415	$2,573	$-	$-	$5,502
Collectively Evaluated for Potential Impairment	224,174	217,901	40,591	85,101	115,744	11,536	695,047
	$224,248	$220,341	$41,006	$87,674	$115,744	$11,536	$700,549

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,228	$3,439	$-	$16	$-	$-	$4,683
Collectively Evaluated for Potential Impairment	93,888	74,562	3,402	16,251	2,756	5,057	195,916
	$95,116	$78,001	$3,402	$16,267	$2,756	$5,057	$200,599

Total Loans
Individually Evaluated for Impairment	$1,302	$5,879	$415	$2,589	$-	$-	$10,185
Collectively Evaluated for Potential Impairment	318,062	292,463	43,993	101,352	118,500	16,593	890,963
	$319,364	$298,342	$44,408	$103,941	$118,500	$16,593	$901,148

	December 31, 2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$89	$3,622	$578	$3,929	$-	$1	$8,219
Collectively Evaluated for Potential Impairment	200,397	156,613	35,571	96,365	114,358	3,375	606,679
	$200,486	$160,235	$36,149	$100,294	$114,358	$3,376	$614,898

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,257	$927	$-	$266	$-	$-	$2,450
Collectively Evaluated for Potential Impairment	71,695	47,875	-	7,275	199	-	127,044
	$72,952	$48,802	$-	$7,541	$199	$-	$129,494

Total Loans
Individually Evaluated for Impairment	$1,346	$4,549	$578	$4,195	$-	$1	$10,669
Collectively Evaluated for Potential Impairment	272,092	204,488	35,571	103,640	114,557	3,375	733,723
	$273,438	$209,037	$36,149	$107,835	$114,557	$3,376	$744,392

Note 7. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

Maturity Period:	September 30, 2018
One Year or Less	$104,427
Over One Through Two Years	49,763
Over Two Through Three Years	19,184
Over Three Through Four Years	17,350
Over Four Through Five Years	11,101
Over Five Years	6,637
Total	$208,462

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $58.1 million and $52.1 million as of September 30, 2018 and December 31, 2017, respectively.

Note 8. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	September 30, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$50	2.67%	$75	-%
Maximum Amount Outstanding at any Month End	1,500		550

FHLB Borrowings:
Balance at Period End	-	-	13,764	1.57
Average Balance Outstanding During the Period	26,374	1.86	215	0.93
Maximum Amount Outstanding at any Month End	98,960		13,764

Securities Sold Under Agreements to Repurchase:
Balance at Period End	31,580	0.55	25,841	0.26
Average Balance Outstanding During the Period	28,104	0.51	26,350	0.31
Maximum Amount Outstanding at any Month End	35,661		27,951

Securities Collaterizing the Agreements at Period-End:
Carrying Value	96,145		38,953
Market Value	94,092		38,081

Note 9. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	September 30, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$4,791	2.20%	$4,500	1.41%
Due After One Year to Two Years	6,000	1.88	6,000	1.78
Due After Two Years to Three Years	5,000	2.09	6,000	1.97
Due After Three Years to Four Years	3,000	2.23	5,000	2.18
Due After Four Years to Five Years	4,466	3.20	3,000	2.41
Total	$23,257	2.29	$24,500	1.92

As of September 30, 2018, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $373.0 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $147.0 million and $143.1 million as of September 30, 2018 and December 31, 2017, respectively, of which, there was no outstanding balance as of September 30, 2018 and December 31, 2017.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $108.0 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million and $40.0 million as of September 30, 2018, and December 31, 2017, respectively. There was a total increase of $20.0 million in multiple line of credit agreements due to the FWVB merger. As of September 30, 2018 and December 31, 2017, no draws had been taken on these facilities.

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

	(Dollars in thousands)
	September 30, 2018	December 31, 2017
Standby Letters of Credit	$36,221	$55,105
Performance Letters of Credit	3,256	4,339
Construction Mortgages	55,001	30,619
Personal Lines of Credit	6,378	6,183
Overdraft Protection Lines	6,140	6,167
Home Equity Lines of Credit	21,191	16,337
Commercial Lines of Credit	83,904	62,088
	$212,091	$180,838

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

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level II of the fair value hierarchy. Fair values for Level II securities were primarily determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers from Level I to Level II and no transfers into or out of Level III during the nine months ended September 30, 2018 or year ended December 31, 2017.

		(Dollars in thousands)
	Fair Value Hierarchy	September 30, 2018	December 31, 2017
Available for Sales Securities:
U.S. Government Agencies	Level II	$79,205	$65,888
Obligations of States and Political Subdivisions	Level II	45,173	38,988
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	89,908	16,978
Equity Securities - Mutual Funds	Level I	959	503
Equity Securities - Other	Level I	1,585	1,226
Total Available for Sale Securities		$216,830	$123,583

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

		(Dollars in thousands)
		Fair Value at				Significant
Financial Asset	Fair Value Hierarchy	September 30, 2018	December 31, 2017	Valuation Techniques	Significant Unobservable Inputs	Unobservable Input Value
Impaired Loans	Level III	$885	$2,866	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	46	321	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At September 30, 2018 and December 31, 2017, the fair value of impaired loans consists of the loan balances of $1.7 million and $4.5 million, respectively, less their specific valuation allowances of $807,000 and $1.6 million, respectively.

Other real estate owned (OREO) properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, other real estate owned is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an other real estate owned property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy. During the three months ended September 30, 2018, one FFCO acquired at fair value residential real estate loan for $46,000 moved into OREO. During the three months ended September 30, 2017, one residential real estate loan for $14,000 moved into OREO. During the nine months ended September 30, 2018, one commercial real estate OREO property at $697,000 fair value was acquired with the FWVB merger, one FFCO acquired at fair value residential real estate loan for $46,000 moved into OREO, and one residential real estate OREO property was sold at a gain of $19,000. During the nine months ended September 30, 2017, two residential real estate loans for $155,000 and $14,000 moved into OREO.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		September 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$37,173	$37,173	$11,685	$11,685
Non-Interest Bearing	Level I	8,784	8,784	8,937	8,937
Investment Securities:
Available for Sale	See Above	216,830	216,830	123,583	123,583
Loans, Net	Level III	891,863	884,263	735,596	741,020
Restricted Stock	Level II	3,951	3,951	4,340	4,340
Bank-Owned Life Insurance	Level II	22,783	22,783	19,151	19,151
Accrued Interest Receivable	Level II	3,703	3,703	2,706	2,706

Financial Liabilities:
Deposits	Level II	1,062,891	1,061,727	773,344	772,080
Short-term Borrowings	Level II	31,580	31,580	39,605	39,605
Other Borrowed Funds	Level II	23,257	22,928	24,500	24,454
Accrued Interest Payable	Level II	621	621	430	430

Note 12. Income Taxes

Due to the FWVB merger, deferred tax assets (“DTA”) were acquired and deferred tax liabilities (“DTL”) were assumed at April 30, 2018. These DTA’s and DTL’s were evaluated by management and the deferred taxes that were deemed obsolete due to the fair value measurement of assets and liabilities at the time of merger were charged against goodwill. In addition, the fair value adjustments that were provided by third party valuation specialists outside the Company, were tax effected at the federal statutory rate of 21%. The West Virginia (“WV”) state tax effect of 6.5% times the appropriate WV state apportionment according to state revenue laws regarding nexus is currently being evaluated by management and this impact will be addressed in a subsequent period. Presented in the table below are the tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities. The net change in deferred taxes is recorded in the accrued interest and other assets lines on the balance sheet.

	(Dollars in thousands)
	September 30, 2018	December 31, 2017
Deferred Tax Assets:
Allowance for Loan Losses	$2,004	$1,847
Amortization of Core Deposit Intangible	3	9
Amortization of Intangibles	69	68
Tax Credit Carryforwards	1,468	-
Unrealized Loss of AFS - Merger Tax Adjustment	894	-
Postretirement Benefits	30	31
Net Unrealized Loss on Securities	1,089	357
Discount Accretion	(2)	-
Passthrough Entities	2	2
Stock-Based Compensation Expense	68	17
Accrued Payroll	44	-
OREO	121	-
Deferred Compensation	55	-
Other	71	92
Gross Deferred Tax Assets	5,916	2,423

Deferred Tax Liabilities:
Deferred Origination Fees and Costs	277	260
Depreciation	423	375
Mortgage Servicing Rights	193	191
Purchase Accounting Adjustments	2,576	1,340
Goodwill	406	379
Gross Deferred Tax Liabilities	3,875	2,545
Net Deferred Tax Assets (Liabilities)	$2,041	$(122)

Note 13. Other Noninterest Expense

The details of other noninterest expense for the Company’s consolidated statement of income for the three and nine months ended September 30, 2018 and 2017, are as follows:

	(Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other Noninterest Expense
Non-employee compensation	$176	$101	$444	$301
Printing and supplies	153	107	420	310
Postage	63	36	170	166
Telephone	160	99	410	287
Charitable contributions	36	30	108	111
Dues and subscriptions	46	54	174	172
Loan expenses	140	110	345	271
Meals and entertainment	42	41	142	108
Travel	61	36	171	105
Training	19	-	56	20
Miscellaneous	425	179	784	581
Total Other Noninterest Expense	$1,321	$793	$3,224	$2,432

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

The Company uses the current statutory income tax rate of 21.0% to value its deferred tax assets and liabilities. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act reduced the US federal corporate tax rate from 35% to 21%. As of December 31, 2017, we completed our accounting for the tax effects of the enactment of the Act. In addition, all deferred tax assets and liabilities including deferred tax assets and liabilities that were retained from the FWVB merger will be tax effected at the WV state income tax rate of 6.5% times the appropriate WV state apportionment according to state revenue laws regarding nexus. As of September 30, 2018, deferred tax amounts are still being evaluated for reasonableness and the WV state deferred tax impact will be finalized in a subsequent period.

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

In February 2018, FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220). As disclosed in Note 1 of the Annual Report, the Company early adopted the provisions of the ASU 2018-02 and recorded a reclassification adjustment of $220,000 from AOCI to retained earnings for stranded tax effects related to AFS securities resulting from the newly enacted corporate tax rate. The amount of the reclassification was the difference between the 35% historical Federal corporate tax rate and the newly enacted 21% Federal corporate tax rate. See Statement of Changes in Stockholders Equity as of December 31, 2017 included in the Annual Report for additional details and reclassification impact due to impact of the ASU 2018-02.

The accounting for the effects of the tax rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

General

CB Financial Services, Inc. is a bank holding company established in 2006 headquartered in Carmichaels, Pennsylvania. CB Financial’s business activity is conducted primarily through its wholly owned banking subsidiary Community Bank.

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

On August 1, 2018, the Bank’s insurance subsidiary, Exchange Underwriters, completed its merger with Beynon Insurance. For additional information regarding the Beynon merger, refer to Note 1 in the Notes to Consolidated Financial Statements.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2018, compared to the financial condition as of December 31, 2017 and the consolidated results of operations for the three and nine months ended September 30, 2018 and 2017.

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

Statement of Financial Condition Analysis

Assets. Total assets increased $319.0 million, or 34.1%, to $1.3 billion at September 30, 2018 compared to $934.5 million at December 31, 2017.

Cash and due from banks increased $25.3 million, or 122.9%, to $46.0 million at September 30, 2018 compared to $20.6 million at December 31, 2017. This is primarily the result of deposit growth.

Investment securities classified as available-for-sale increased $93.2 million, or 75.5%, to $216.8 million at September 30, 2018 compared to $123.6 million at December 31, 2017. This increase was primarily the result of securities acquired in the FWVB merger.

Loans, net, increased $156.3 million, or 21.2%, to $891.9 million at September 30, 2018 compared to $735.6 million at December 31, 2017. This was primarily due to the FWVB acquired loan portfolio of $95.5 million and net organic loan originations of $50.8 million in commercial real estate loans, $14.7 million in residential mortgage loans, $8.2 million in other loans and $4.9 million in construction loans, partially offset by a decrease of $15.5 million in commercial and industrial loans.

Premises and equipment, net, increased $7.2 million, or 43.2%, to $23.9 million at September 30, 2018 compared to $16.7 million at December 31, 2017. This is due to the additions related to the eight branch locations from the FWVB merger. In addition, there was $3.5 million related to the new Barron P. “Pat” McCune Corporate Center (“BPMCC”) that was placed into service in the second quarter. Total premises and equipment capitalized for the BPMCC totaled $6.1 million. The BPMCC building was previously taken into premises and equipment from a previously defaulted loan relationship in the first quarter of 2016.

Liabilities. Total liabilities increased $278.6 million, or 33.1%, to $1.1 billion at September 30, 2018 compared to $841.2 million at December 31, 2017.

Total deposits increased $289.5 million, or 37.4%, to $1.1 billion at September 30, 2018 compared to $773.3 million at December 31, 2017. There were increases of $73.7 million in savings accounts, $73.2 million in demand deposits, $53.4 million in NOW accounts, $47.4 million in money market accounts and $44.2 million in time deposits, partially offset by a decrease of $2.4 million in brokered deposits. This increase is due to approximately $281.6 million deposits acquired in the FWVB merger on April 30, 2018 and these acquired deposits increased by $10.8 million as of September 30, 2018. This increase is largely the result of school district and municipal deposits during the current quarter. The legacy Bank deposit portfolio had approximately $2.9 million decrease in deposits. There was a local government depositor that withdrew funds in the first quarter of 2018 of approximately $17.0 million and this was mainly offset by current quarter deposits by school districts and local municipalities as a result of annual property tax remittance. The Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships.

Short-term borrowings decreased $8.0 million, or 20.3%, to $31.6 million at September 30, 2018 compared to $39.6 million at December 31, 2017. At September 30, 2018, short-term borrowings were comprised of $31.5 million of securities sold under agreements to repurchase compared to $25.8 million of securities sold under agreement to repurchase and $13.8 million of FHLB overnight borrowings at December 31, 2017. Approximately $20.0 million of securities sold under agreements to repurchase were assumed in the FWVB merger. The increase is related to loan originations that exceeded available cash reserves and an increase in business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Other borrowed funds decreased by $1.2 million due to a $3.5 million maturing FHLB long-term borrowing that was retired in the current period, partially offset by $2.3 million of amortizing fixed-rate FHLB borrowings that were acquired in the FWVB merger. As a result of current period activity, the weighted average interest rate on long-term borrowings increased by 37 basis points to 2.29%.

Stockholders’ Equity. Stockholders’ equity increased $40.4 million, or 43.4%, to $133.7 million at September 30, 2018 compared to $93.3 million at December 31, 2017. During the period, 1,317,647 shares of CBFV stock were issued to shareholders of FWVB in the merger. The approximate value of this stock issuance was $42.0 million, partially offset by $515,000 of stock issuance expenses that were charged against equity. Net income was $4.6 million for the nine months ended September 30, 2018. The Company paid $3.3 million in dividends to stockholders and the unrealized loss on investment securities increased by $2.7 million due to the addition of the FWVB securities portfolio of approximately $102.0 million due to merger and current market conditions.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Overview. Net income increased $228,000, to $2.3 million for the three months ended September 30, 2018, compared to $2.1 million for the three months ended September 30, 2017. The quarterly results were impacted by increased net interest income and reduced provision for loan losses in the current quarter.

Net Interest Income. Net interest income increased $2.8 million, or 38.3%, to $10.2 million for the three months ended September 30, 2018 compared to $7.4 million for the three months ended September 30, 2017.

Interest and dividend income increased $3.6 million, or 43.2%, to $11.8 million for the three months ended September 30, 2018 compared to $8.2 million for the three months ended September 30, 2017. Interest income on loans increased $2.6 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Average loans increased by $200.2 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. This was primarily due to organic net loan growth and loans acquired in the FWVB merger. The FWVB merger not only affected the average loan balance, it also contributed to an increase of 18 basis points in loan yield. The credit mark recorded for the acquired loans in the FWVB merger was approximately $1.3 million. The impact of the accretion from both the FWVB and FedFirst Financial Corporation (“FFCO”) acquired loan portfolios for the three months ended September 30, 2018 was $81,000, or 4 basis points, compared to $127,000, or 8 basis points, for the three months ended September 30, 2017. The remaining credit mark balance for both acquired loan portfolios was $1.9 million as of September 30, 2018. Interest income on taxable securities increased $816,000 mainly due to an increase of $97.5 million in the average balance and 79 basis points in yield in the current period. This is a result of the FWVB merger. Interest income on securities exempt from federal income tax increased by $89,000 in the current period. This was due to the FWVB merger that generated an average balance increase of $9.5 million. In addition, other interest and dividend income increased $72,000 as a result of increased interest earned on correspondent deposit banks and FHLB dividends in the current period.

Interest expense increased $734,000, or 85.3%, to $1.6 million for the three months ended September 30, 2018 compared to $860,000 for the three months ended September 30, 2017. Interest expense on deposits increased $678,000 due to an increase in average interest-bearing deposits of $221.6 million, primarily due to increases in deposits as a result of the FWVB merger. The average cost of interest-bearing deposits increased 20 basis points. This was primarily related to interest rate hikes by the Federal Reserve Board (“FRB”). Interest expense on short-term borrowings increased $48,000 primarily due to securities sold under agreement to repurchase and FHLB overnight borrowings that had increases in average balance of $5.4 million and $3.5 million, respectively during the current quarter due to funding loan growth.

Average Balances and Yields. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for 2018 and 34% for 2017. As such, amounts will not agree to income as reported in the consolidated financial statements. Average balances for loans are net of the allowance for loan losses, and include nonaccrual loans. Nonaccrual loans are included in average balances only. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	(Dollars in thousands) (Unaudited)
	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)

Assets:
Interest-Earning Assets:
Loans, Net	$884,623	$10,080	4.52%	$684,384	$7,480	4.34%
Investment Securities
Taxable	178,284	1,202	2.70	80,791	386	1.91
Exempt From Federal Tax	46,901	394	3.36	37,390	340	3.64
Other Interest-Earning Assets	19,285	200	4.11	32,553	139	1.69
Total Interest-Earning Assets	1,129,093	11,876	4.17	835,118	8,345	3.96
Noninterest-Earning Assets	111,122			61,859
Total Assets	$1,240,215			$896,977

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$190,582	171	0.36%	$138,742	92	0.26%
Savings	206,513	143	0.27	131,420	61	0.18
Money Market	179,998	221	0.49	135,214	88	0.26
Time Deposits	210,302	863	1.63	160,456	479	1.18
Total Interest-Bearing Deposits	787,395	1,398	0.70	565,832	720	0.50

Borrowings	58,454	196	1.33	50,741	140	1.09
Total Interest-Bearing Liabilities	845,849	1,594	0.75	616,573	860	0.55

Noninterest-Bearing Demand Deposits	254,727			183,061
Other Liabilities	5,333			4,361
Total Liabilities	1,105,909			803,995

Stockholders' Equity	134,306			92,982
Total Liabilities and Stockholders' Equity	$1,240,215			$896,977

Net Interest Income		$10,282			$7,485

Net Interest Rate Spread (2)			3.42%			3.41%
Net Interest-Earning Assets (3)	$283,244			$218,545
Net Interest Margin (4)			3.61			3.56
Return on Average Assets			0.73			0.91
Return on Average Equity			6.77			8.81
Average Equity to Average Assets			10.83			10.37
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			133.49			135.45

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 21% and 34% for the three months ended September 30, 2018, and 2017, respectively.

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

	(Dollars in thousands) (Unaudited)
	Three Months Ended September 30, 2018 Compared To Three Months Ended September 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$2,278	$322	$2,600
Investment Securities:
Taxable	607	209	816
Exempt From Federal Tax	82	(28)	54
Other Interest-Earning Assets	(75)	136	61
Total Interest-Earning Assets	2,892	639	3,531

Interest Expense:
Deposits	336	342	678
Borrowings	22	34	56
Total Interest-Bearing Liabilities	358	376	734
Change in Net Interest Income	$2,534	$263	$2,797

Provision for Loan Losses. The provision for loan losses was $25,000 for the three months ended September 30, 2018 compared to $300,000 for the three months ended September 30, 2017. Net charge-offs for the three months ended September 30, 2018 were $111,000, which included $63,000 of net charge-offs on automobile loans, compared to $227,000 of net charge-offs for the three months ended September 30, 2017, which included $149,000 of net charge-offs on automobile loans. The decrease in net charge-offs during the current period was mainly attributed to lower automobile loan charge-offs. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses. The decrease in the quarterly provision was primarily due to reduced charge-offs and loan payoffs mainly offsetting loan growth. This was partially offset by improvements in credit matrix factors which had a positive impact on the qualitative factors within the allowance calculation.

Noninterest Income. Noninterest income increased $270,000, or 14.9%, to $2.1 million for the three months ended September 30, 2018 compared to $1.8 million for the three months ended September 30, 2017. Service fees on deposit accounts increased $236,000 due to increased volume in ATM and check card fees as a result of the FWVB merger in the prior quarter. Insurance commissions from Exchange Underwriters increased $162,000 due to increased direct bill commercial and personal lines commission and fee income as a result of the EU – Beynon merger and the revenue recognition standard adopted in the first quarter, partially offset by a decrease in contingency fees received in the current period. Contingency fees are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. The fair value of equity securities increased $35,000 due to the first quarter adoption of Accounting Standard Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10), which requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income. As required, the $35,000 gain was recognized due to current market conditions. There was a decrease in the net gains on the sales of residential mortgage loans of $85,000. The decrease in gains was primarily due to a decrease in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program and an increase in mortgage rates. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. Net gains on the disposal of fixed assets decreased $74,000 due to the write-off of the leasehold improvements of the former Washington Business Center that was vacated on September 30, 2018.

Noninterest Expense. Noninterest expense increased $3.5 million, or 58.8%, to $9.4 million for the three months ended September 30, 2018 compared to $5.9 million for the three months ended September 30, 2017. Salaries and employee benefits increased $1.2 million primarily due to the addition of FWVB-retained employee salaries, salary increases related to back office personnel, and health care and retirement benefits expenses mostly related to the FWVB merger. Other noninterest expense increased $528,000 primarily due to other losses that were written off as a result of the FWVB merger and systems conversion, loan expenses, office supplies, telephone, travel, and meals and entertainment expenses. Other real estate owned expense increased $398,000 mainly due to the prior year quarter resolution of loan collection efforts through the sale of a mineral rights interest for $186,000, bankruptcy court settlement for $86,000 and mortgage insurance proceeds for $85,000. The aforementioned items were proceeds from previously sold OREO properties. Occupancy increased $329,000 primarily due to the lease termination of the former FWVB corporate center and increases in depreciation, property contracted services, rent expense and real estate taxes due to the FWVB merger and completion of the BPMCC in Washington, PA. Equipment expense increased $322,000 primarily due to equipment maintenance contracts and data processing expense related to the FWVB merger. Amortization of Core Deposit Intangible (“CDI”) increased $318,000, due to the CDI recorded for the FWVB merger. The Federal Deposit Insurance Corporation (“FDIC”) assessment expense decreased $37,000 due to an assessment factor decrease by the FDIC in the computation of the insurance assessment and average asset growth related to the FWVB merger.

Income Tax Expense. Income taxes decreased $334,000 to $576,000 for the three months ended September 30, 2018 compared to $910,000 for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 was 20.1% compared to 30.6% for the three months ended September 30, 2017. The decrease in income taxes was due to a decrease of $106,000 in pre-tax income and the reduction of the federal statutory income tax rate from 34% in the prior year quarter to 21% in the current year quarter, due to the enactment of the new federal tax law titled “Tax Cuts and Jobs Act of 2017” on December 22, 2017.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Overview. Net income decreased $947,000, to $4.6 million for the nine months ended September 30, 2018, as compared to $5.6 million for the nine months ended September 30, 2017. Net income was mainly impacted by the FWVB merger-related expenses of $854,000 and other one-time discrete items as a result of the completion of the FWVB merger on April 30, 2018.

Net Interest Income. Net interest income increased $5.5 million, or 25.5%, to $27.0 million for the nine months ended September 30, 2018, compared to $21.5 million for the nine months ended September 30, 2017.

Interest and dividend income increased $7.2 million, or 30.1%, to $31.2 million for the nine months ended September 30, 2018 compared to $24.0 million for the nine months ended September 30, 2017. Interest income on loans increased $5.4 million primarily due to an increase in average loans outstanding of $151.9 million for the nine months ended September 30, 2018. The increase in average loans was mainly due to the FWVB merger and organic loan growth of approximately $62.7 million the current period. This was partially offset by a decrease of $293,000 in accretion on the acquired loan portfolios credit mark for the nine months ended September 30, 2018. Credit mark accretion of $240,000, or 4 basis points, was recognized in the nine months ended September 30, 2018, compared to $533,000, or 16 basis points for the nine months ended September 30, 2017. Interest income on taxable securities increased $1.5 million in the current period. In addition, an increase of 61 basis points in yield resulted from securities acquired in the FWVB merger. The average balance for taxable securities increased $60.0 million for the nine months ended September 30, 2018. Interest income on securities exempt from federal tax increased $192,000 due to securities acquired in the FWVB merger with higher prevailing yields. There was an increase of $7.9 million in the average balance on securities exempt from federal tax and a decrease of 45 basis points in yield as a result of the prior year reduction in the federal statutory income tax rate from 34% to 21%.

Interest expense increased $1.7 million, or 70.4%, to $4.2 million for the nine months ended September 30, 2018 compared to $2.5 million for the nine months ended September 30, 2017. Interest expense on deposits increased $1.3 million due to current year rate increases and an increase in average interest-bearing deposits of $136.1 million which is attributed primarily to the FWVB merger. The average cost of interest-bearing deposits increased 15 basis points. In addition, interest expense on short-term borrowings increased $414,000 in the current period primarily due to increased interest rates on FHLB overnight borrowings that had an average balance increase of $26.4 million and on securities sold under agreements to repurchase.

Average Balances and Yields. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for 2018 and 34% for 2017. As such, amounts will not agree to income as reported in the consolidated financial statements. Average balances for loans are net of the allowance for loan losses, and include nonaccrual loans. Nonaccrual loans are included in average balances only. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$825,781	$27,374	4.43%	$673,922	$21,896	4.34%
Investment Securities
Taxable	139,456	2,624	2.51	79,432	1,133	1.90
Exempt From Federal Tax	44,097	1,054	3.19	36,177	987	3.64
Other Interest-Earning Assets	14,731	408	3.70	27,643	325	1.57
Total Interest-Earning Assets	1,024,065	31,460	4.11	817,174	24,341	3.98
Noninterest-Earning Assets	86,417			58,709
Total Assets	$1,110,482			$875,883

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$162,210	412	0.34%	$127,736	239	0.25%
Savings	176,742	329	0.25	128,583	177	0.18
Money Market	159,225	541	0.45	137,906	270	0.26
Time Deposits	191,372	2,090	1.46	159,232	1,364	1.15
Total Interest-Bearing Deposits	689,549	3,372	0.65	553,457	2,050	0.50

Borrowings	77,236	838	1.45	51,505	420	1.09
Total Interest-Bearing Liabilities	766,785	4,210	0.73	604,962	2,470	0.55

Noninterest-Bearing Demand Deposits	224,883			175,401
Other Liabilities	4,764			3,822
Total Liabilities	996,432			784,185

Stockholders' Equity	114,050			91,698
Total Liabilities and Stockholders' Equity	$1,110,482			$875,883

Net interest income		$27,250			$21,871

Net Interest Rate Spread (2)			3.38%			3.43%
Net Interest-Earning Assets (3)	$257,280			$212,212
Net Interest Margin (4)			3.56			3.58
Return on Average Assets			0.56			0.85
Return on Average Equity			5.42			8.12
Average Equity to Average Assets			10.27			10.47
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			133.55			135.08

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 21% and 34% for the nine months ended September 30, 2018, and 2017, respectively.

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

	(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30, 2018 Compared To Nine Months Ended September 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$5,015	$463	$5,478
Investment Securities:
Taxable	1,046	445	1,491
Exempt From Federal Tax	199	(132)	67
Other Interest-Earning Assets	(204)	287	83
Total Interest-Earning Assets	6,056	1,063	7,119

Interest Expense:
Deposits	617	705	1,322
Borrowings	252	166	418
Total Interest-Bearing Liabilities	869	871	1,740
Change in Net Interest Income	$5,187	$192	$5,379

Provision for Loan Losses. The provision for loan losses increased $1.1 million, to $2.1 million, for the nine months ended September 30, 2018, compared to $1.0 million of provision for loan losses for the nine months ended September 30, 2017, of which $250,000 was attributed to the FFCO acquired loan portfolio. Net charge-offs for the nine months ended September 30, 2018 were $1.6 million, which included $263,000 of net charge-offs on automobile loans, compared to net charge-offs of $721,000 for the nine months ended September 30, 2017, which included $435,000 of net charge-offs on automobile loans. The increase in net charge-offs for the current year was due to charge-offs of $1.2 million for three commercial and industrial relationships in the first quarter of 2018. The provision for loan losses was impacted in the current period by the recording of $2.1 million of provision for the originated loan portfolio due to the above-mentioned loan charge-offs and to appropriately reflect risk associated with the originated loan portfolio as of September 30, 2018. Additionally, this was due to growth in the loan portfolio and average loan balances, partially offset by improved credit metrics which had a positive impact on the qualitative factors within the allowance calculation. The acquired loan portfolio from the FWVB merger recorded an approximate credit mark of $1.3 million. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and credit mark on acquired loan portfolios, with the possible need for additional provisions for loan losses.

Noninterest Income. Noninterest income increased $439,000, or 7.5%, to $6.3 million for the nine months ended September 30, 2018 compared to $5.9 million at September 30, 2017. There was an increase of $487,000 for other commissions due to insurance proceeds recognized by a claim on a bank-owned life insurance policy due to the death of a former officer of the Bank, current year recognition of an ARC loan referral fee and liquidation of a partnership interest in the West Virginia Bankers Title Company, an item that was acquired in the FWVB merger. Service fees on deposit accounts increased $337,000 primarily due to increased ATM fees due to an increased volume of customer transactions and check card fees related to the FWVB merger. There was a $45,000 increase in insurance commissions from Exchange Underwriters mainly due to the EU – Beynon merger in the current period. There was a decrease in the net gains on sales of residential mortgage loans of $283,000. The decrease in gains was primarily due to a decrease in the number of loans originated and subsequently sold to the FHLB as part of the MPF® program and an increase in mortgage rates. Net gains on the sales of investments decreased $132,000 due to the sale of equity securities in the prior period. Net gains on disposal of fixed assets decreased $74,000 due to the write-off of the leasehold improvements of the former Washington Business Center.

Noninterest Expense. Noninterest expense increased $7.1 million, or 38.6%, to $25.5 million for the nine months ended September 30, 2018 compared to $18.4 million for the nine months ended September 30, 2017. Salaries and employee benefits increased $2.8 million, primarily due to additional employees, salary increases, and retirement benefits as a direct result of the FWVB merger, increased incentive compensation accruals due to the loan origination semi-annual bonus matrix, employee group health insurance and employee stock options. Merger-related expenses increased $854,000 due to the FWVB merger. CDI amortization increased $585,000 due to the CDI recorded for the FWVB merger. Other noninterest expense increased $792,000 primarily due to office supplies, telephone, loan expenses, travel and meals and entertainment. Equipment and occupancy increased $540,000 and $535,000, respectively, primarily due to equipment purchases and new maintenance contracts related to the FWVB merger and the BPMCC. Other real estate owned expense increased $380,000 mainly due to the prior year resolution of loan collection efforts through the sale of a mineral rights interest for $186,000, bankruptcy court settlement for $86,000 and mortgage insurance proceeds for $85,000. Legal and professional fees increased $132,000 due to increased consultation fees in connection with Exchange Underwriters. FDIC assessment fees increased $94,000 due to an assessment factor increase by the FDIC in the computation of the insurance assessment and average asset growth related to the FWVB merger. Advertising increased $83,000 related to increases in print/media advertising and promotional items to promote the FWVB merger.

Income Tax Expense. Income taxes decreased $1.4 million to $977,000 for the nine months ended September 30, 2018 compared to $2.3 million for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was 17.4% compared to 29.6% for the nine months ended September 30, 2017. The decrease in income taxes was primarily due to a decrease of $2.3 million in pre-tax income. The expected effective tax rate for the current year 2018, is 16.9%, which was calculated by excluding the one-time income on a bank-owned life insurance claim of approximately $421,000, which represents a discrete tax item for the first quarter of 2018. The decrease in income taxes was mitigated by the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the statutory federal corporate income tax rate from 34% to 21% effective January 1, 2018.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 10 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of September 30, 2018.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at September 30, 2018 to satisfy its short- and long-term liquidity needs.

The Company’s most liquid assets are cash and due from banks, which totaled $46.0 million at September 30, 2018. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $88.4 million at September 30, 2018. In addition, at September 30, 2018, the Company had the ability to borrow up to $373.0 million from the FHLB of Pittsburgh, of which $30.8 million was utilized toward standby letters of credit. The Company also has the ability to borrow up to $108.0 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million and $40.0 million as of September 30, 2018, and December 31, 2017, respectively. There was a total increase of $20.0 million in multiple line of credit agreements due to the FWVB merger.

At September 30, 2018, time deposits due within one year of that date totaled $104.4 million, or 50.1% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At September 30, 2018, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $2.6 million.

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

At September 30, 2018 and December 31, 2017, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	September 30, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$95,054	11.34%	$84,599	12.22%
For Capital Adequacy Purposes	37,711	4.50	31,159	4.50
To Be Well Capitalized	54,471	6.50	45,008	6.50

Tier 1 Capital (to risk weighted assets)
Actual	95,054	11.34	84,599	12.22
For Capital Adequacy Purposes	50,281	6.00	41,546	6.00
To Be Well Capitalized	67,041	8.00	55,395	8.00

Total Capital (to risk weighted assets)
Actual	104,339	12.45	93,257	13.47
For Capital Adequacy Purposes	67,041	8.00	55,395	8.00
To Be Well Capitalized	83,802	10.00	69,243	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	95,054	7.93	84,599	9.27
For Capital Adequacy Purposes	47,931	4.00	36,492	4.00
To Be Well Capitalized	59,914	5.00	45,616	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of September 30, 2018, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2017, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

There have been no changes in CB Financial’s internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, CB Financial’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on September 13, 2014 (File No. 333-196749))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on September 13, 2014 (File No. 333-196749))
31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	November 9, 2018	/s/ Patrick G. O’Brien.
Patrick G. O’Brien
President and Chief Executive Officer

Date:	November 9, 2018	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)