Form 10-K
period 2018-12-31
CB Financial Services, Inc.
filed 2019-03-18
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2018, as reported by the Nasdaq Global Market, was approximately $170.7 million.

As of March 15, 2019, the number of shares outstanding of the Registrant’s Common Stock was 5,433,289.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2019 Annual Meeting of Stockholders of the Registrant (Part III)

PART I

ITEM 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

CB Financial Services, Inc.

CB Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is a bank holding company headquartered in Carmichaels, Pennsylvania. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CBFV.” The Company conducts its operations primarily through its wholly owned subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. At December 31, 2018, the Company, on a consolidated basis, had total assets of $1.3 billion, total deposits of $1.1 billion and shareholders’ equity of $137.6 million.

Copies of the reports the Company files electronically with the Securities and Exchange Commission (the “SEC”) are available free of charge through the SEC’s website address at https://www.sec.gov and through the Bank’s website address at https://www.communitybank.tv.

Community Bank

Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. Community Bank is a community-oriented institution that conducts its business from its main office and 23 branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania; Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia; and one office in Belmont County in Ohio by offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. In addition, the Bank is the sole shareholder of Exchange Underwriters, Inc. ("Exchange Underwriters"), a wholly-owned subsidiary that is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products.

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

Merger

Effective April 30, 2018, the Company completed its merger with First West Virginia Bancorp (“FWVB”), the holding company for Progressive Bank, N.A. (“PB”), a national association. Through the merger, the Company anticipates future revenue and earnings growth from an expanded menu of financial services expanding the Company’s business footprint into the Ohio Valley. The merger added eight branches and expanded the Company’s reach into West Virginia with seven branches and one branch in Eastern Ohio. In connection with the merger, the Company issued approximately 1,317,647 shares of common stock and paid cash consideration of $9.8 million. The merger value is approximately $51.3 million.

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

Market Area

The Company’s southwestern Pennsylvania market area consists of Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania. Our branches located in Allegheny, Fayette, Washington and Westmoreland Counties are in the southern suburban area of metropolitan Pittsburgh. Our acquired branches from the FWVB merger extend the Company’s market area into West Virginia with seven branch locations in Brooke, Marshall, Ohio, Upshur and Wetzel Counties; and one branch location in Belmont County in Ohio. The area has been impacted by the energy industry through the extraction of untapped natural gas reserves in the Marcellus Shale Formation. The Marcellus Shale Formation extends throughout much of the Appalachian Basin and most of Pennsylvania, West Virginia and Eastern Ohio and is located near high-demand markets along the east coast. The proximity to these markets makes it an attractive target for energy development and has resulted in significant job creation through the development of gas wells and transportation of gas. Greene County is a significantly more rural county compared to the counties in which we have our other branches.

Based on data published by the Pennsylvania Department of Labor and Industry, the estimated populations of Allegheny, Greene, Washington, Fayette and Westmoreland Counties are approximately 1.2 million, 38,000, 208,000, 134,000 and 355,000, respectively. The December 2018 unemployment rates for Allegheny, Greene, Washington, Fayette and Westmoreland Counties were 3.7%, 4.3%, 3.8%, 5.3% and 3.9%, respectively, compared to a state-wide average of 3.9%. The average annual wage as of the second quarter of 2018 (the latest data available) in Allegheny, Greene, Washington, Fayette and Westmoreland Counties were $59,000, $53,000, $53,000, $39,000, and $44,000, respectively, compared to $54,000 statewide.

Data for our West Virginia and Ohio branch locations was obtained from the Federal Department of Labor and Statistics. The estimated populations of Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia and Belmont County in Ohio are approximately 23,000, 32,000, 43,000, 25,000, 16,000 and 69,000, respectively. The December 2018 unemployment rates for Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia and Belmont County in Ohio are 5.2%, 5.0%, 3.9%, 5.2%, 5.2% and 5.1%, respectively, compared to West Virginia and Ohio state-wide averages of 4.7% and 4.4%, respectively. The average annual wage as of the second quarter of 2018 (the latest data available) in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia and Belmont County in Ohio were $42,000, $66,000, $43,000, $39,000, $35,000 and $40,000, respectively, compared to West Virginia and Ohio statewide averages of $45,000 and $49,000, respectively.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from other commercial banks, savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. The Company faces additional competition for deposits from online financial institutions and non-depository competitors, such as the mutual fund industry, securities and brokerage firms, and insurance companies. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania; Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia; and Belmont County in Ohio. As of June 30, 2018, our FDIC-insured deposit market share in the counties we serve out of 59 bank and thrift institutions with offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in Pennsylvania; Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia; and Belmont County in Ohio was 0.76%. Such data does not reflect deposits held by credit unions.

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

Lending Activities

General. Historically, our principal lending activity has been the origination of residential loans secured by one- to four-family residential properties in our local market area and commercial real estate, construction, commercial and industrial, and consumer loans. At December 31, 2018, our net loans receivable totaled $903.3 million compared to $735.6 million at December 31, 2017. Our overall net loan growth was $167.7 million primarily the result of the FWVB merger and late 2017 efforts to deploy increasing deposit funds. Commercial real estate loans increased $78.1 million primarily due to a concerted effort to increase our market share with deploying FWVB acquired deposits into the lending market. Residential real estate loans increased $51.5 million and Construction loans increased $12.7 million primarily due to retaining mortgage loans as a result of rising interest rates which lead to a decline in sold mortgage loans and the origination of construction projects.

Loan Portfolio Composition. The Company primarily originates residential real estate, commercial real estate, construction, commercial and industrial, consumer and other loans. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	(Dollars in thousands)
	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$233,679	32.4%	$200,486	32.6%	$186,077	35.4%	$170,169	35.2%	$161,719	39.4%
Commercial	212,268	29.4	160,235	26.1	139,894	26.7	127,614	26.4	104,994	25.7
Construction	46,824	6.5	36,149	5.9	10,646	2.0	17,343	3.6	10,039	2.5
Commercial and Industrial	97,466	13.5	100,294	16.3	71,091	13.5	60,487	12.5	53,238	13.0
Consumer	119,731	16.6	114,358	18.6	114,007	21.7	103,605	21.4	76,242	18.6
Other	11,623	1.6	3,376	0.5	3,637	0.7	4,592	0.9	3,099	0.8
Total loans	721,591	100.0%	614,898	100.0%	525,352	100.0%	483,810	100.0%	409,331	100.0%
Allowance for losses	(8,942)		(8,215)		(7,283)		(6,490)		(5,195)
Loans, net	$712,649		$606,683		$518,069		$477,320		$404,136

Loans Acquired at Fair Value
Real Estate:
Residential	$91,277	47.7%	$72,952	56.3%	$85,511	54.7%	$103,058	51.7%	$161,561	58.4%
Commercial	74,876	39.1	48,802	37.7	61,116	39.0	75,406	37.8	77,864	28.2
Construction	2,000	1.0	-	0.0	-	0.0	3,870	1.9	12,158	4.4
Commercial and Industrial	15,730	8.3	7,541	5.8	9,721	6.2	16,660	8.3	23,363	8.5
Consumer	2,510	1.3	199	0.2	197	0.1	550	0.3	1,369	0.5
Other	4,888	2.6	-	-	-	-	-	-	-	-
Total loans	$191,281	100.0%	$129,494	100.0%	$156,545	100.0%	$199,544	100.0%	$276,315	100.0%
Allowance for losses	(616)		(581)		(520)		-		-
Loans, net	$190,665		$128,913		$156,025		$199,544		$276,315

Total Loans
Real Estate:
Residential	$324,956	35.6%	$273,438	36.7%	$271,588	39.8%	$273,227	40.0%	$323,280	47.1%
Commercial	287,144	31.5	209,037	28.1	201,010	29.5	203,020	29.7	182,858	26.7
Construction	48,824	5.3	36,149	4.9	10,646	1.6	21,213	3.1	22,197	3.2
Commercial and Industrial	113,196	12.4	107,835	14.5	80,812	11.9	77,147	11.3	76,601	11.2
Consumer	122,241	13.4	114,557	15.4	114,204	16.7	104,155	15.2	77,611	11.3
Other	16,511	1.8	3,376	0.4	3,637	0.5	4,592	0.7	3,099	0.5
Total loans	912,872	100.0%	744,392	100.0%	681,897	100.0%	683,354	100.0%	685,646	100.0%
Allowance for losses	(9,558)		(8,796)		(7,803)		(6,490)		(5,195)
Loans, net	$903,314		$735,596		$674,094		$676,864		$680,451

Residential Real Estate Loans. Residential real estate loans are comprised of loans secured by one- to four-family residential and, to a lesser extent, multifamily properties. Included in residential real estate loans are traditional one- to four-family mortgage loans, multifamily mortgage loans, home equity installment loans, and home equity lines of credit. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. At December 31, 2018, $325.0 million, or 35.6% of our total loan portfolio, was invested in residential loans.

One- to Four-Family Mortgage Loans. Historically our primary lending activity has been the origination of fixed-rate, one- to four-family, owner-occupied, residential mortgage loans with terms up to 30 years secured by property located in our market area. At December 31, 2018, one- to four-family mortgage loans totaled $216.2 million. Our fixed-rate one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which is generally $453,100 for single-family homes, except in certain high-cost areas in the United States. At December 31, 2018, we had 30 one- to four-family residential mortgage loans totaling $22.2 million with principal balances in excess of $453,100, commonly referred to as jumbo loans. Our fixed-rate mortgage loans amortize monthly with principal and interest due each month. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without a prepayment penalty.

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

Fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more are originated for resale to the secondary market. During the years ended December 31, 2018 and 2017, we originated $10.3 and $19.8 million of fixed-rate residential mortgage loans, respectively, which were subsequently sold in the secondary mortgage market.

The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. We currently do not offer adjustable-rate mortgage loans, but in the past offered them for terms ranging up to 30 years. We did acquire adjustable-rate mortgage loans in the FWVB merger. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $27.8 million at December 31, 2018. Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

We do not offer an “interest only” mortgage loan product on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer a “subprime loan” program (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation). We may originate loans to consumers with a credit score below 660. This may be defined as subprime loans, however there are typically mitigating circumstances that according to FDIC guidance and our opinion would not designate such loans as “subprime.”

Home Equity Loans. At December 31, 2018, home equity loans totaled $108.8 million. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 85% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates, which we determine based upon market conditions. Such loans are fully amortized over the life of the loan. Generally, the maximum term for home equity loans is 15 years.

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

Commercial Real Estate Loans. We originate commercial real estate loans that are secured primarily by improved properties, such as retail facilities, office buildings and other non-residential buildings. At December 31, 2018, $287.1 million, or 31.5% of our total loan portfolio, consisted of commercial real estate loans.

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

Construction Loans. We originate construction loans to individuals to finance the construction of residential dwellings and also originate loans for the construction of commercial properties, including hotels, apartment buildings, housing developments, and owner-occupied properties used for businesses. At December 31, 2018, $48.8 million, or 5.3% of our total loan portfolio, consisted of construction loans. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on both residential and commercial construction. Before making a commitment to fund a construction loan, we require a pro forma appraisal of the property, as completed by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. We typically do not lend to developers unless they maintain a 15% cash equity position in the project.

Commercial and Industrial Loans. We originate commercial and industrial loans and lines of credit to borrowers located in our market area that are generally secured by collateral other than real estate, such as equipment, inventory, and other business assets. At December 31, 2018, $113.2 million, or 12.4% of our total loan portfolio, consisted of commercial and industrial loans. The loans generally have terms of maturity from five to seven years with adjustable interest rates tied to the prime rate LIBOR or the weekly average of the FHLB of Pittsburgh three to ten year fixed rates. We generally obtain personal guarantees from the borrower or a third party as a condition to originating the loan. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default because their repayment is generally dependent on the successful operation of the borrower’s business.

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

Consumer Loans. We originate consumer loans that primarily consist of indirect auto loans and, to a lesser extent, secured and unsecured loans and lines of credit. As of December 31, 2018, consumer loans totaled $122.2 million, or 13.4%, of our total loan portfolio, of which $111.5 million were indirect auto loans. Consumer loans are generally offered on a fixed-rate basis. Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Consumer loans consist primarily of indirect automobile loans whereby a portion of the rate is prepaid to the dealer and accrued in a prepaid dealer reserve account. Thus the true yield for the portfolio is significantly less than the note rate disclosed below.

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Originated Loans
2019	$1,540	5.73%	$4,991	5.47%	$959	5.94%	$2,858	4.75%
2020	746	5.06	764	5.45	6,526	6.13	6,061	3.97
2021	1,127	4.52	6,069	4.64	468	5.50	7,805	4.53
2022 to 2023	4,069	4.86	16,825	5.08	3,485	5.06	22,357	4.77
2024 to 2028	37,741	4.29	101,492	4.98	7,257	5.08	22,174	4.54
2029 to 2033	48,005	4.16	54,040	4.91	21,834	5.27	2,853	4.81
2034 and Beyond	140,451	4.21	28,087	4.97	6,295	4.55	33,358	4.69
Total	$233,679	4.24	$212,268	4.97	$46,824	5.25	$97,466	4.62

	Consumer		Other		Total
		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate
Originated Loans
2019	$1,225	3.81%	$171	4.16%	$11,744	5.18%
2020	6,038	3.92	31	3.00	20,166	4.75
2021	21,062	4.10	62	3.15	36,593	4.33
2022 to 2023	60,863	4.35	60	4.22	107,659	4.60
2024 to 2028	23,217	5.24	548	4.46	192,429	4.83
2029 to 2033	5	7.60	8,341	2.66	135,078	4.54
2034 and Beyond	7,321	7.45	2,410	4.13	217,922	4.46
Total	$119,731	4.59	$11,623	3.08	$721,591	4.61

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Loans Acquired at Fair Value
2019	$1,396	4.95%	$1,990	5.96%	$-	-%	$827	5.01%
2020	224	5.43	632	4.14	-	-	296	4.71
2021	409	4.81	3,712	4.87	-	-	1,365	5.04
2022 to 2023	2,217	5.20	15,041	4.84	-	-	2,593	4.28
2024 to 2028	10,707	4.41	12,462	4.65	-	-	6,069	4.27
2029 to 2033	17,345	4.67	26,465	4.73	-	-	404	4.17
2034 and Beyond	58,979	4.59	14,574	4.20	2,000	4.25	4,176	5.77
Total	$91,277	4.61	$74,876	4.67	$2,000	4.25	$15,730	4.76

	Consumer		Other		Total
		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate
Loans Acquired at Fair Value
2019	$521	6.35%	$455	3.62	$5,189	4.97%
2020	361	5.37	69	3.37	1,582	3.97
2021	352	4.71	-	-	5,838	4.68
2022 to 2023	984	3.53	235	3.97	21,070	4.67
2024 to 2028	196	4.63	1,016	4.34	30,450	4.30
2029 to 2033	-	0.00	483	4.00	44,697	4.75
2034 and Beyond	96	7.27	2,630	4.00	82,455	4.66
Total	$2,510	6.45	$4,888	4.02	$191,281	4.62

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Total Loans
2019	$2,936	5.36%	$6,981	5.61%	$959	5.94%	$3,685	4.81%
2020	970	5.15	1,396	4.86	6,526	6.13	6,357	4.00
2021	1,536	4.60	9,781	4.73	468	5.50	9,170	4.61
2022 to 2023	6,286	4.98	31,866	4.97	3,485	5.06	24,950	4.72
2024 to 2028	48,448	4.32	113,954	4.94	7,257	5.08	28,243	4.48
2029 to 2033	65,350	4.29	80,505	4.85	21,834	5.27	3,257	4.73
2034 and Beyond	199,430	4.32	42,661	4.71	8,295	4.48	37,534	4.81
Total	$324,956	4.34	$287,144	4.89	$48,824	5.21	$113,196	4.64

	Consumer		Other		Total
		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate
Total Loans
2019	$1,746	4.57%	$626	3.77%	$16,933	5.11%
2020	6,399	4.00	100	3.26	21,748	4.69
2021	21,414	4.11	62	3.15	42,431	4.37
2022 to 2023	61,847	4.34	295	4.02	128,729	4.61
2024 to 2028	23,413	5.23	1,564	-	222,879	4.76
2029 to 2033	5	7.60	8,824	2.73	179,775	4.59
2034 and Beyond	7,417	7.45	5,040	4.06	300,377	4.52
Total	$122,241	4.63	$16,511	3.36	$912,872	4.61

The following table sets forth at December 31, 2018, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2019.

	(Dollars in thousands)
	Due After December 31, 2018
	Fixed	Adjustable	Total
Originated Loans
Real Estate:
Residential	$207,208	$24,931	$232,139
Commercial	64,409	142,868	207,277
Construction	14,995	30,870	45,865
Commercial and Industrial	50,523	44,085	94,608
Consumer	113,659	4,847	118,506
Other	10,807	645	11,452
Total loans	$461,601	$248,246	$709,847

Loans Acquired at Fair Value
Real Estate:
Residential	$63,809	$26,072	$89,881
Commercial	41,012	31,874	72,886
Construction	-	2,000	2,000
Commercial and Industrial	7,240	7,663	14,903
Consumer	1,800	189	1,989
Other	994	3,439	4,433
Total loans	$114,855	$71,237	$186,092

Total Loans
Real Estate:
Residential	$271,017	$51,003	$322,020
Commercial	105,421	174,742	280,163
Construction	14,995	32,870	47,865
Commercial and Industrial	57,763	51,748	109,511
Consumer	115,459	5,036	120,495
Other	11,801	4,084	15,885
Total loans	$576,456	$319,483	$895,939

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. Community Bank’s loan approval policies and limits are also established by its board of directors. All loans originated by Community Bank are subject to its underwriting guidelines. Loan approval authorities vary based on loan size in the aggregate. Individual officer loan approval authority generally applies to loans of up to $1 million. Loans above that amount and up to $2 million may be approved by the Loan Committee. Loans between $2 million and $5 million may be approved by the Discount Committee, which includes five directors of the Bank. Loans in the aggregate over $5 million must be approved by the board of directors.

Delinquencies and Classified Assets

When a borrower fails to remit a required loan payment, a courtesy notice is sent to the borrower prior to the end of their appropriate grace period stressing the importance of paying the loan current. If a payment is not paid within the appropriate grace period, then a late notice is mailed. In addition, telephone calls are made and additional letters may be sent. For loans that are secured by real estate that become 30 days delinquent, an Act 6 Notice of Intention to Foreclose will be mailed stating to the borrower that they have 30 days to cure the default. In the event that the default is not cured by the 30th day then an Act 91 Notice of Foreclosure is mailed stating to the customer that they have 33 days to cure the default for Pennsylvania mortgages. Once the loan has become 90 or more days delinquent then it is forwarded to the Bank’s attorney to pursue other remedies or to file a mortgage foreclosure complaint. In the event that all collection efforts have not succeeded, then the property will proceed to a Sheriff Sale to be sold. Collection efforts continue on all loans until it is determined by the Executive Vice President and Chief Credit Officer, and the Collection Department Manager that the debt is uncollectable. For commercial loans, the borrower is contacted in an attempt to reestablish the loan to current payment status and ensure timely payments continue. Collection efforts continue until the loan is 60 days past due, at which time demand payment, default, and/or foreclosure procedures are initiated. We may consider loan workout arrangements with certain borrowers under certain circumstances.

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

Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision, with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off. At December 31, 2018, we had $327,000 of loans 90 days or more past due that were still accruing interest. Nonperforming assets decreased $347,000 to $7.2 million at December 31, 2018, compared to $7.6 million at December 31, 2017. The decrease in the level of nonperforming assets was primarily due to the charge-off of three commercial and industrial relationships in the first quarter of 2018. In addition, troubled debt restructured commercial and industrial and commercial real estate loans had loan payoffs and loan paydowns during the current year. This was partially offset by a commercial and industrial loan that entered into a TDR transaction that termed out the line of credit with a balloon payment at the loan maturity date.

Management believes the volume of nonperforming assets can be partially attributed to unique borrower circumstances as well as the economy in general. We have an experienced chief credit officer, collections and credit departments that monitor the loan portfolio and seek to prevent any deterioration of asset quality.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2018, we owned $917,000 of property classified as real estate owned.

Nonperforming Assets. The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. Included in nonperforming loans and assets are troubled debt restructurings, which are loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties.

	(Dollars in Thousands)
	December 31,
	2018	2017	2016	2015	2014
Non-accrual loans:
Originated Loans
Real estate:
Residential	$755	$524	$308	$687	$309
Commercial	-	288	73	3,463	581
Construction	-	43	107	230	344
Commercial and Industrial	1,028	2,079	1,829	-	4
Consumer	83	71	160	14	-
Total Originated Non-accrual Loans	1,866	3,005	2,477	4,394	1,238

Loans Acquired at Fair Value
Real estate:
Residential	1,399	899	1,565	1,500	1,234
Commercial	-	-	347	399	484
Commercial and Industrial	16	16	-	42	-
Total Loans Acquired at Fair Value Non-accrual Loans	1,415	915	1,912	1,941	1,718
Total non-accrual loans	3,281	3,920	4,389	6,335	2,956

Accruing loans past due 90 days or more:
Originated Loans
Real estate:
Residential	324	-	120	193	369
Consumer	3	26	8	-	10
Total originated accruing loans 90 days or more past due	327	26	128	193	379

Loans Acquired at Fair Value
Real estate:
Residential	-	142	223	-	-
Total loans acquired at fair value accruing 90 days or more past due	-	142	223	-	-
Total accruing loans 90 days or more past due	327	168	351	193	379
Total non-accrual loans and accruing loans 90 days or more past due	3,608	4,088	4,740	6,528	3,335
Troubled debt restructurings, accruing
Originated Loans:
Real Estate - Residential	26	30	-	-	-
Real Estate - Commercial	980	1,271	1,325	1,375	246
Commercial and Industrial	154	5	6	7	310
Other	-	1	4	-	-
Total Originated Loans	1,160	1,307	1,335	1,382	556
Loans Acquired at Fair Value:
Real Estate - Residential	1,212	1,257	1,299	1,296	1,337
Real Estate - Commercial	333	426	660	1,488	1,800
Commercial and Industrial	-	173	393	-	-
Total Loans Acquired at Fair Value	1,545	1,856	2,352	2,784	3,137
Total Troubled Debt Restructurings, Accruing	2,705	3,163	3,687	4,166	3,693

Total nonperforming loans	6,313	7,251	8,427	10,694	7,028

Real estate owned:
Residential	46	152	-	138	104
Other	871	174	174	174	174
Total real estate owned	917	326	174	312	278

Total nonperforming assets	$7,230	$7,577	$8,601	$11,006	$7,306

Nonperforming loans to total loans	0.69%	0.97%	1.24%	1.56%	1.03%
Nonperforming assets to total assets	0.56	0.81	1.02	1.32	0.86

For the year ended December 31, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $66,000.

At December 31, 2018, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets is not warranted. The Company designates an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. The Company uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Those loans that typically represent a specific allocation of the allowance for loan losses are placed in the doubtful category. As part of the periodic exams of Community Bank by the FDIC and the Pennsylvania Department of Banking and Securities, the staff of such agencies reviews our classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. The following table shows the principal amount of special mention and classified loans at December 31, 2018 and December 31, 2017.

	(Dollars in thousands)
	December 31,
	2018			2017
	Originated Loans	Loans Acquired at Fair Value	Total	Originated Loans	Loans Acquired at Fair Value	Total
Special Mention	$17,892	$8,129	$26,021	$25,652	$5,009	$30,661
Substandard	1,964	1,432	3,396	6,497	2,466	8,963
Doubtful	2,238	-	2,238	1,912	77	1,989
Loss	-	-	-	-	-	-
Total	$22,094	$9,561	$31,655	$34,061	$7,552	$41,613

The total amount of special mention and classified loans decreased $10.0 million, or 23.9%, to $31.7 million at December 31, 2018, compared to $41.6 million at December 31, 2017. The decrease in special mention loans was due to improved credit quality with the loan portfolio. In addition, as previously mentioned, three large originated commercial and industrial loans that had risk were charged-off in 2018. The decrease in substandard loans is primarily due to loan payoffs of originated commercial real estate and commercial and industrial loan relationships, these payoffs were by design and mitigated credit risk to the loan portfolio. In addition, a decrease in commercial and industrial loan relationships due to classified loan payoffs and paydowns.

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

Commercial real estate loans generally have higher credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project, and this may be subject, to a greater extent, to adverse conditions in the real estate market and in the general economy.

Commercial and industrial business loans involve a greater risk of default than one- to four-residential mortgage loans of like duration because their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any.

This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered non-accrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exists, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated. Troubled Debt Restructuring (TDR) loans are generally considered impaired loans until such loans are performing in accordance with their modified terms. Once a TDR loan establishes a consistent payment history under the modified terms, then it is considered to return to accrual status. A constant payment history is generally demonstrated by payment under the modified terms for a period of least six consecutive months. The general component covers pools of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans. An unallocated component is maintained to cover uncertainties that could affect the Company’s estimate of probable losses. Generally, management considers all nonaccrual and TDR loans and certain renegotiated debt, when it exists, for impairment. The maximum period without payment that typically can occur before a loan is considered for impairment is 90 days. The past due status of loans receivable is determined based on contractual due dates for loan payments.

The allowance for loan losses increased $762,000, or 8.7%, to $9.6 million at December 31, 2018, compared to $8.8 million at December 31, 2017. Net charge-offs were $1.8 million during 2018 compared to $877,000 during 2017. The allowance for loan losses to nonperforming loans ratio increased to 151.40% at December 31, 2018, compared to 121.31% at December 31, 2017. The increase was due to a decrease in nonperforming loans, mainly attributed to decreases in commercial real estate and commercial and industrial non-accrual loans, loan payoffs of TDR commercial and industrial loans and an increase in the allowance for loan losses.

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

Analysis of the Allowance for Loan Losses. The following table summarizes changes in the allowance for loan losses by loan categories for each year indicated and additions to the allowance for loan losses, which have been charged to operations. Loans acquired in connection with mergers were recorded at their estimated fair value at the acquisition date and did not include a carryover of the pre-merger allowance for loan losses.

	(Dollars in Thousands)
	Years Ended December 31,
	2018	2017	2016	2015	2014
Originated Loans
Balance at beginning of year	$8,215	$7,283	$6,490	$5,195	$5,382
Provision for loan losses	2,525	1,620	1,326	1,747	-
Charge-offs:
Real estate:
Residential	(28)	(22)	(24)	(23)	(39)
Commercial	-	-	(11)	(291)	-
Construction	-	-	-	-	(38)
Commercial and Industrial	(1,398)	-	-	-	-
Consumer	(597)	(915)	(717)	(326)	(195)
Other	-	-	(49)	-	-
Total Charge-offs	(2,023)	(937)	(801)	(640)	(272)

Recoveries:
Real estate:
Residential	19	13	10	49	2
Commercial	51	-	95	11	-
Construction	-	-	-	-	-
Commercial and Industrial	5	37	-	10	5
Consumer	150	199	140	118	78
Other	-	-	23	-	-
Total Recoveries	225	249	268	188	85
Net charge-offs	(1,798)	(688)	(533)	(452)	(187)
Balance at end of year	$8,942	$8,215	$7,283	$6,490	$5,195

	(Dollars in Thousands)
	Years Ended December 31,
	2018	2017	2016	2015
Loans Acquired at Fair Value
Balance at beginning of year	$581	$520	$-	$-
Provision for loan losses	-	250	714	258
Charge-offs:
Real estate:
Residential	(36)	(109)	(24)	(197)
Commercial	-	(132)	(180)	(18)
Commercial and Industrial	(58)
Consumer	-	(4)	(7)	(61)
Total Charge-offs	(94)	(245)	(211)	(276)

Recoveries:
Real estate:
Residential	9	49	7	14
Commercial	117	3	3	3
Commercial and Industrial
Consumer	3	4	7	1
Total Recoveries	129	56	17	18
Net recoveries (charge-offs)	35	(189)	(194)	(258)
Balance at end of year	$616	$581	$520	$-

	(Dollars in Thousands)
	Years Ended December 31,
	2018	2017	2016	2015	2014
Total Allowance for Loan Losses
Balance at beginning of year	$8,796	$7,803	$6,490	$5,195	$5,382
Provision for loan losses	2,525	1,870	2,040	2,005	-
Charge-offs:
Real estate:
Residential	(64)	(131)	(48)	(220)	(39)
Commercial	-	(132)	(191)	(309)	-
Construction	-	-	-	-	(38)
Commercial and Industrial	(1,456)	-	-	-	-
Consumer	(597)	(919)	(724)	(387)	(195)
Other	-	-	(49)	-	-
Total Charge-offs	(2,117)	(1,182)	(1,012)	(916)	(272)

Recoveries:
Real estate:
Residential	28	62	17	63	2
Commercial	168	3	98	14	-
Construction	-	-	-	-	-
Commercial and Industrial	5	37	-	10	5
Consumer	153	203	147	119	78
Other	-	-	23	-	-
Total Recoveries	354	305	285	206	85
Net charge-offs	(1,763)	(877)	(727)	(710)	(187)
Balance at end of year	$9,558	$8,796	$7,803	$6,490	$5,195

Allowance for loan losses to nonperforming loans	151.40%	121.31%	92.60%	60.69%	73.92%
Allowance for loan losses to total loans	1.05	1.18	1.14	0.95	0.76
Net charge-offs to average loans	0.21	0.13	0.11	0.11	0.04

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

	(Dollars in thousands)
	December 31,
	2018		2017		2016		2015		2014
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
Originated Loans
Real Estate:
Residential	$1,041	32.4%	$891	32.6%	$1,106	35.4%	$1,623	35.2%	$2,690	39.4%
Commercial	2,045	29.4	1,799	26.1	1,942	26.7	2,045	26.4	582	25.7
Construction	394	6.5	276	5.9	65	2.0	137	3.6	122	2.5
Commercial and Industrial	3,138	13.5	2,461	16.3	1,579	13.5	784	12.5	684	13.0
Consumer	2,027	16.6	2,358	18.6	2,463	21.7	1,887	21.4	1,015	18.6
Other	-	1.6	-	0.5	-	0.7	-	0.9	-	0.8
Total Allocated Allowance	8,645	100.0	7,785	100.0	7,155	100.0	6,476	100.0	5,093	100.0
Unallocated	297	-	430	-	128	-	14	-	102	-
Total Allowance for Loan
Losses on Originated Loans	$8,942	100.0%	$8,215	100.0%	$7,283	100.0%	$6,490	100.0%	$5,195	100.0%

Loans Acquired at Fair Value
Real Estate:
Residential	$-	47.7%	$-	56.3%	$-	54.7%	$-	51.7%	$-	58.4%
Commercial	476	39.1	490	37.7	365	39.0	-	37.8	-	28.2
Construction	-	1.0	-	0.0	-	0.0	-	1.9	-	4.4
Commercial and Industrial	107	8.3	83	5.8	120	6.2	-	8.3	-	8.5
Consumer	-	1.3	-	0.2	-	0.1	-	0.3	-	0.5
Other	-	2.6	-	0.0	-	0.0	-	0.0	-	0.0
Total Allocated Allowance	583	100.0	573	100.0	485	100.0	-	100.0	-	100.0
Unallocated	33	-	8	-	35	-	-	-	-	-
Total Allowance for Loan
Losses on Loans Acquired at Fair Value	$616	100.0%	$581	100.0%	$520	100.0%	$-	100.0%	$-	100.0%

Total Loans
Real Estate:
Residential	$1,041	35.6%	$891	36.7%	$1,106	39.8%	$1,623	40.0%	$2,690	47.1%
Commercial	2,521	31.5	2,289	28.1	2,307	29.5	2,045	29.7	582	26.7
Construction	394	5.3	276	4.9	65	1.6	137	3.1	122	3.2
Commercial and Industrial	3,245	12.4	2,544	14.5	1,699	11.9	784	11.3	684	11.2
Consumer	2,027	13.4	2,358	15.4	2,463	16.7	1,887	15.2	1,015	11.3
Other	-	1.8	-	0.4	-	0.5	-	0.7	-	0.5
Total Allocated Allowance	9,228	100.0	8,358	100.0	7,640	100.0	6,476	100.0	5,093	100.0
Unallocated	330		438		163		14		102
Total Allowance for Loan Losses	$9,558	100.0%	$8,796	100.0%	$7,803	100.0%	$6,490	100.0%	$5,195	100.0%

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

The portfolio consists primarily of U.S. government and agency securities, municipal bonds, and mortgage-backed securities classified as available for sale. We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2018, we had no investment securities that were deemed to be other than temporarily impaired.

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

U.S. Government and Agency Securities. At December 31, 2018, we held U.S. Government and agency securities with a fair value of $80.6 million compared to $65.9 million at December 31, 2017. At December 31, 2018, these securities had an average expected life of 4.1 years. While these securities generally provide lower yields than other investments, such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Municipal Bonds. At December 31, 2018, we held available-for-sale municipal bonds with a fair value of $44.6 million compared to $39.0 million at December 31, 2017. Nearly 75% of our municipal bonds are issued by local municipalities or school districts located in Pennsylvania. Our out of state concentration increased due to municipal bonds acquired in the FWVB merger. Municipal bonds may be general obligation of the issuer or secured by specific revenues. The majority of our municipal bonds are general obligation bonds, which are backed by the full faith and credit of the municipality, paid off with funds from taxes and other fees, and have ratings (when available) of A or above. We also invest in a limited amount of special revenue municipal bonds, which are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building.

Mortgage-Backed Securities. We invest in mortgage-backed and collateralized mortgage obligations (“CMO”) securities insured or guaranteed by the United States government or government-sponsored enterprises. These securities, which consist of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, had an amortized cost of $97.5 million and $17.1 million at December 31, 2018 and 2017, respectively. This was mainly due to mortgage-backed and CMO securities acquired in the FWVB merger. The fair value of our mortgage-backed securities portfolio was $97.8 million and $17.0 million at December 31, 2018 and 2017, respectively. At December 31, 2018, all of the mortgage-backed and CMO securities in the investment portfolio had fixed rates of interest.

Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. CMO’s generally are a specific class of mortgage-backed securities that are divided based on risk assessments and maturity dates. These mortgage classes are pooled into a special purpose entity, where tranches are created and sold to investors. Investors in a CMO are actually purchasing bonds issued by the entity, and then receive payments based on the income derived from the pooled mortgages. The various pools are divided into tranches are then securitized and sold to the investor. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors, such as Community Bank. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk-weightings for purposes of calculating our risk-based capital level.

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

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include FHLB of Pittsburgh and Atlantic Community Bankers’ Bank stock totaling $3.8 million, $4.3 million, and $3.7 million at December 31, 2018, 2017 and 2016, respectively.

	(dollars in thousands)
	December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale
U.S. Government Agencies	$82,506	$80,579	$67,603	$65,888	$67,944	$66,156
Obligations of States and Political Subdivisions	44,737	44,601	38,867	38,988	35,856	35,735
Mortgage-Backed Securities -
Government-Sponsored Enterprises	97,535	97,771	17,123	16,978	2,588	2,619
Equity Securities - Mutual Funds	1,000	968	500	503	500	507
Equity Securities - Other	1,502	1,490	1,188	1,226	1,106	1,191
Total securities available-for-sale	$227,280	$225,409	$125,281	$123,583	$107,994	$106,208

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2018, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date, but have been included in the Due after Ten Years category.

	(Dollars in thousands)
			More than One Year		More Than Five Years
	One Year or Less		Through Five Years		Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Government Agencies	$-	-%	$61,015	2.02%	$19,564	2.93%	$-	-%	$80,579	2.24%
Obligations of States and Political Subdivisions	2,282	3.81	11,712	2.19	14,203	2.53	16,404	3.07	44,601	2.88
Mortgage-Backed Securities - Government-Sponsored Enterprises	-	-	1,339	2.14	16,824	2.87	79,608	3.22	97,771	3.14
Equity Securities - Mutual Funds	-	-	-	-	-	-	968	1.86	968	1.86
Equity Securities - Other	-	-	-	-	-	-	1,490	3.78	1,490	3.78
Total available-for- sale securities	$2,282	3.81%	$74,066	2.05%	$50,591	2.80%	$98,470	3.19%	$225,409	2.76%

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

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	(Dollars in Thousands)
	Years Ended December 31,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Non-Interest Bearing Demand Deposits	$234,190	24.5%	-%	$177,220	24.0%	-%	$163,790	23.9%	-%
NOW Accounts	173,335	18.1	0.37	133,412	18.0	0.26	114,301	16.7	0.18
Savings Accounts	184,093	19.3	0.26	129,301	17.5	0.18	122,710	17.9	0.18
Money Market Accounts	167,247	17.5	0.49	138,782	18.8	0.27	143,644	20.9	0.25
Time Deposits	197,104	20.6	1.54	160,634	21.7	1.16	141,040	20.6	1.06
Total Deposits	$955,969	100.0%	0.52%	$739,349	100.0%	0.38%	$685,485	100.0%	0.33%

The following table sets forth time deposits classified by interest rate as of the dates indicated.

	(Dollars in thousands)
	December 31,
	2018	2017	2016
Interest Rate Range:
Less than 0.25%	$11,263	$18,595	$21,246
0.25% to 0.50%	20,302	7,873	18,627
0.51% to 1.00%	17,249	16,051	18,233
1.01% to 2.00%	107,075	110,360	82,238
2.01% to 3.00%	45,478	10,221	11,957
3.01% to 4.00%	13,223	770	1,513
4.01% or greater	301	431	1,214
Total Time Deposits	$214,891	$164,301	$155,028

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our time deposits at December 31, 2018.

	(Dollars in thousands)
	December 31, 2018
	Period to Maturity
	Less Than	More Than	More Than	More Than	More Than			Percent
	Or Equal to	One to	Two to	Three to	Four to	More Than		of
	One Year	Two Years	Three Years	Four Years	Five Years	Five Years	Total	Total
Interest Rate Range:
Less than 0.25%	$9,591	$1,161	$51	$413	$47	$-	$11,263	5.2%
0.25% to 0.50%	14,731	5,486		54	31	-	20,302	9.4
0.51% to 1.00%	6,197	8,144	2,287	620	1	-	17,249	8.0
1.01% to 2.00%	40,919	29,755	13,580	11,411	6,270	5,140	107,075	49.9
2.01% to 3.00%	21,116	8,458	5,430	5,329	4,052	1,093	45,478	21.2
3.01% to 4.00%	285	-	519	8,705	3,469	245	13,223	6.2
4.01% or greater	144	5	1	15	136	-	301	0.1
Total	$92,983	$53,009	$21,868	$26,547	$14,006	$6,478	$214,891	100.0%

As of December 31, 2018, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $117.1 million, of which $49.0 million were deposits from public entities. The following table sets forth the maturity of those time deposits as of December 31, 2018.

(Dollars in Thousands)
December 31, 2018
Three Months or Less	$15,932
Over Three Months to Six Months	12,421
Over Six Months to One Year	26,656
Over One Year to Three Years	35,778
Over Three Years	26,302
Total	$117,089

Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon borrowings to supplement our supply of available funds and to fund deposit withdrawals. Our borrowings consist of advances from the FHLB, funds borrowed under repurchase agreements and federal funds purchased.

The FHLB functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met. We typically secure advances from the FHLB with one- to four-family residential mortgage, commercial real estate and commercial and industrial loans. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2018, we had a maximum borrowing capacity with the FHLB of up to $373.4 million. At December 31, 2018, we had $20.0 million in FHLB advances outstanding, of which all were long-term borrowings.

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

At December 31, 2018, we also maintained a Borrower-In-Custody of Collateral agreement with the Federal Reserve Bank of Cleveland for advances of up to $107.9 million and multiple line of credit arrangements with various banks totaling $60.0 million. At December 31, 2018, we did not have any outstanding balances under any of these borrowing relationships.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2018	2017	2016
Balance at End of Period	$20,000	$38,264	$28,000
Average Balance Outstanding During the Period	42,141	25,233	28,596
Maximum Amount Outstanding at any Month End	119,960	38,264	34,160
Weighted Average Interest Rate at End of Period	2.03%	1.92%	1.80%
Average Interest Rate During the Period	1.96	1.91	1.80

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2018	2017	2016
Balance at End of Period	$30,979	$25,841	$27,027
Average Balance Outstanding During the Period	29,300	26,350	26,311
Maximum Amount Outstanding at any Month End	35,661	27,951	30,095
Weighted Average Interest Rate at End of Period	0.54%	0.26%	0.24%
Average Interest Rate During the Period	0.53	0.31	0.26

Subsidiary Activities

Community Bank is the only subsidiary of the Company. Community Bank wholly-owns Exchange Underwriters, Inc., a full-service, independent insurance agency.

Personnel

As of December 31, 2018, the Company and Community Bank had a total of 269 full-time equivalent employees.

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

At December 31, 2018, Community Bank’s capital exceeded all applicable requirements.

The FDIC and the other federal bank have revised their risk-based capital rule and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule applies to all depository institutions and top-tier bank holding companies with total consolidated assets of $500 million or more (such as Community Bank). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. Community Bank elected the one-time opt-out election for the accumulated other comprehensive income (AOCI) to be excluded from the regulatory capital calculation as of the March 31, 2015 Call Report. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rule became effective for Community Bank on January 1, 2015. The capital conservation buffer requirement was phased in at 0.625% per year beginning January 1, 2016 and ended January 1, 2019, when the full 2.5% capital conservation buffer requirement became effective.

Loans-to-One Borrower. Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2018, Community Bank was in compliance with the loans-to-one borrower limitations.

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

Community Reinvestment Act and Fair Lending Laws. All insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The FDIC is required to assess the Bank’s record of compliance with the Community Reinvestment Act. Failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

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

At December 31, 2018, Community Bank met the criteria for being considered “well capitalized.”

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

FHLB System. Community Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, Community Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2018, Community Bank was in compliance with this requirement. Community Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for Community Bank.

Federal Reserve System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal, or NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2018: a 3% reserve ratio is assessed on net transaction accounts up to and including $122.3 million; a 10% reserve ratio is applied above $122.3 million. The first $16.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Community Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2019, establish a 3% reserve ratio for aggregate transaction accounts up to $124.2 million, a 10% ratio above $124.2 million, and an exemption of $16.3 million.

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

Emerging Growth Company Status. The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act. An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has not elected to comply with new or amended accounting pronouncements in the same manner as a private company. A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by nonaffiliates). In accordance with subsection (ii) above, the Company will lose its Emerging Growth Company Status effective December 31, 2019.

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

Federal Taxation. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from Community Bank as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years, subject to certain limitations. For its 2018 fiscal year, the Company’s maximum federal income tax rate was 21%.

State Taxation. The Bank is subject to the Pennsylvania Bank and Trust Company Shares Tax, otherwise known as “shares tax.” The shares tax rate in the prior year was 0.89%. As of July 1, 2016, the Pennsylvania state legislature ratified an increase of the shares tax rate to 0.95% that became effective for tax years starting January 1, 2017. The tax is imposed on the Bank’s adjusted equity. The Company and Exchange Underwriters are subject to the Pennsylvania Corporate Net Income Tax, otherwise known as “CNI tax.” The CNI tax rate in 2018 was 9.99%. The tax is imposed on income or loss from the federal income tax return on a separate-company basis for the Company and Exchange Underwriters. The federal return income or loss is adjusted for various items treated differently by the Pennsylvania Department of Revenue.

The FWVB merger has now exposed the Company to additional state tax filing requirements in West Virginia and Ohio. West Virginia imposes a state income tax at the rate 6.5% on the consolidated net income of the Company. The multi-state revenue generating activities will be apportioned according to state nexus rules and reported properly. The State of Ohio imposes an equity-based tax similar to the PA Shares Tax called Financial Institutions Tax (“FIT”) at a minimum tax of $1,000 or a rate of 0.8% for the first $200 million of Ohio based-equity, and then a declining rate thereafter. Based on management’s estimate, our Ohio FIT exposure will be $1,000 annually for the near future.

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

The Company may be unable to successfully integrate FWVB’s operations or retain its employees, which could adversely affect the Company.

The FWVB merger was completed effective April 30, 2018. The merger involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include, among other things: integrating personnel with diverse business backgrounds; combining different corporate cultures; and retaining key employees. Furthermore, the diversion of management’s attention and any delays or difficulties encountered in the integration of the two companies’ operations could have an adverse effect on the Company’s business and results of operations following the merger. Additionally, the Company may not be able to achieve the level of cost savings, revenue enhancements and other synergies that it expects to realize in the merger, and may not be able to capitalize upon the existing FWVB customer relationships to the extent anticipated, or it may take longer, or be more difficult or expensive than expected, to achieve these goals, all of which could have an adverse effect on the Company’s business, results of operation and stock price.

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

Federal regulations would restrict Community Bank’s ability to originate and sell loans.

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

The Company’s long-term ability to pay dividends to its shareholders depends primarily on the ability of Community Bank to make capital distributions to the Company and on the availability of cash at the holding company level if Community Bank’s earnings are not sufficient to pay dividends. In addition, the Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where the holding company’s net income for the past four quarters, net of dividends paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. These regulatory policies may adversely affect the Company’s ability to pay dividends or otherwise engage in capital distributions.

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

Information technology systems are critical to the Company’s business. The Company uses various technology systems to manage customer relationships, general ledger, investment securities, deposits and loans. The Company has established policies and procedures to prevent or limit the effect of system failures, interruptions and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of the Company’s systems could deter customers from using its products and services. Security systems may not protect systems from security breaches.

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

The Company is constantly relying upon the availability of technology, the Internet and telecommunication systems to enable financial transactions by clients, to record and monitor transactions and transmit and receive data to and from clients and third parties. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyberattacks, computer viruses, malware, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As an “emerging growth company,” the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about the Company’s executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, the Company is not subject to certain requirements of Section 404 of the Sarbanes Oxley Act, including the additional level of review of its internal control over financial reporting that may occur when outside auditors attest to its internal control over financial reporting. The Company has elected to take advantage of these exceptions. As a result, the Company’s stockholders will not have access to certain information they may deem important, which may adversely affect the value and trading price of the Company’s common stock. The Company’s emerging growth company status will expire as of December 31, 2019. See “Regulation and Supervision – Holding Company Regulation – Emerging Growth Company Status.”

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We conduct our business through our main office and twenty-three branch offices. At December 31, 2018, our premises and equipment had an aggregate net book value of approximately $23.4 million. Of this amount, $54,000 currently resides in fixed assets in process. The fixed assets in process amount is mainly comprised of purchased equipment waiting to be placed into service. The Corporate Center project was an extensive renovation of an office building that was reclassified from an other real estate owned property into fixed assets in process in the first quarter of 2016. We believe that our office facilities are adequate to meet our present and immediately foreseeable needs.

The following table sets forth certain information concerning the main and each branch office at December 31, 2018.

Location	Owned or Leased

Pennsylvania

Main Office:
100 North Market Street, Carmichaels, PA 15320	Owned

Branch Offices (Greene County):
30 West Greene Street, Waynesburg, PA 15370	Owned

100 Miller Lane, Waynesburg, PA 15370	Building owned, Ground Lease

3241 W. Roy Furman Highway, Rogersville, PA 15359	Owned

1993 S. Eighty Eight Road, Greensboro, PA 15338	Owned

R.J. Sommers Jr. Operations Center (Greene County):
600 Evergreene Drive, Waynesburg, PA 15370	Owned

Branch Office (Allegheny County):
714 Brookline Boulevard, Pittsburgh, PA 15226	Owned

Branch Offices (Washington County)
65 West Chestnut Street, Washington, PA 15301	Building owned, Ground Lease

Waterdam Centre
4139 Washington Road, McMurray, PA 15317	Leased

200 Main Street, Claysville, PA 15232	Owned

351 Oak Spring Road, Washington, PA 15301	Leased

Southpointe Commons
325 Southpointe Boulevard, Ste. 100, Canonsburg, PA 15317	Leased

235 West Main Street, Monongahela, PA 15063	Owned

Barron P. "Pat" McCune Jr. Corporate Center:
2111 North Franklin Drive, Washington, PA 15301	Owned

Branch Offices (Fayette County):
545 West Main Street , Uniontown, PA 15401	Building owned, Ground Lease

101 Independence Street, Perryopolis, PA 15473	Owned

Uniontown Business Center:
110 Daniel Drive , Suite 10, Uniontown, PA 15401	Leased

Branch Offices (Westmoreland County):
565 Donner Avenue, Monessen, PA 15062	Owned

1670 Broad Avenue, Belle Vernon, PA 15012	Owned

Exchange Underwriters
2111 North Franklin Drive, Washington, PA 15301	Owned

West Virginia

Branch Offices (Ohio County):
1090 East Bethlehem Blvd., Wheeling, WV 26003	Leased

1701 Warwood Avenue, Wheeling, WV 26003	Owned

875 National Road, Wheeling, WV 26003	Owned

Branch Offices (Brooke County):
744 Charles Street, Wellsburg, WV 26070	Owned

Branch Offices (Marshall County):
809 Lafayette Avenue, Moundsville, WV 26041	Owned

Branch Offices (Wetzel County):
425 Third Street, New Martinsville, WV 26155	Owned

Branch Offices (Upshur County):
3 South Locust Street, Buckhannon, WV 26201	Owned

Ohio

Branch Office (Belmont County):
426 34th St., Bellaire, OH 43906	Owned

ITEM 3.	Legal Proceedings

At December 31, 2018, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that management believes are immaterial to our financial condition, results of operations and cash flows.

ITEM 4.	Mine Safety Disclosures.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CBFV.” The approximate number of holders of record of the Company’s common stock as of March 15, 2019, was 622. Certain shares of Company common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Equity Compensation Plans

The following table provides information at December 31, 2018, for compensation plans under which equity securities may be issued.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (A))
	(A)	(B)	(C)
Equity compensation plans:
Approved by stockholders	249,959	$24.38	104,327 (1)

Not approved by stockholders	-	-	-
Total	249,959	$24.38	104,327

(1)	Represents 93,974 shares available under the 2015 Equity Incentive Plan that can be issued as restricted stock awards or units and 10,353 shares that can be issued as stock options. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted.

During the fourth quarter of 2018, the Company did not repurchase shares of its common stock.

ITEM 6.	Selected Financial Data

The following tables set forth selected historical financial and other data of the Company at and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The information at December 31, 2018 and 2017, and for the years ended December 31, 2018 and 2017 is derived in part from, and should be read together with, the audited financial statements and notes thereto beginning at page 55 of this Annual Report on Form 10-K. The information at December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 is derived in part from audited financial statements that are not included in this Annual Report on Form 10-K.

	(Dollars in Thousands)
	December 31,
	2018	2017	2016	2015	2014
Selected Financial Condition Data:
Total Assets	$1,281,301	$934,486	$846,075	$830,677	$846,314
Cash and Due From Banks	53,353	20,622	14,282	11,340	11,751
Investment Securities Available-for-Sale	225,409	123,583	106,208	95,863	105,449
Investment Securities Held-to-Maturity	-	-	-	-	504
Loans, Net	903,314	735,596	674,094	676,864	680,451
Deposits	1,086,658	773,344	698,218	679,299	697,494
Short-Term Borrowings	30,979	39,605	27,027	32,448	46,684
Other Borrowings	20,000	24,500	28,000	28,000	15,136
Total Stockholders’ Equity	137,625	93,256	89,469	86,896	81,912

	(Dollars in Thousands)
	Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Operating Data:
Interest and Dividend Income	$43,626	$32,434	$32,018	$31,917	$20,841
Interest Expense	5,949	3,374	2,870	2,715	1,960
Net Interest Income	37,677	29,060	29,148	29,202	18,881
Provision for Loan Losses	2,525	1,870	2,040	2,005	-
Net Interest Income After Provision for Loan Losses	35,152	27,190	27,108	27,197	18,881
Noninterest Income	8,339	7,800	7,362	7,595	3,818
Noninterest Expense - Merger-Related	854	356	-	-	1,979
Noninterest Expense	34,047	24,816	23,778	22,929	14,819
Income Before Income Taxes	8,590	9,818	10,692	11,863	5,901
Income Taxes	1,538	2,874	3,112	3,443	1,609
Net Income	$7,052	$6,944	$7,580	$8,420	$4,292

	Years Ended December 31,
	2018	2017	2016	2015	2014
Performance Ratios:
Return on Average Assets	0.61%	0.78%	0.91%	1.01%	0.72%
Return on Average Equity	5.91	7.53	8.48	9.89	8.60
Interest Rate Spread (1)(3)	3.41	3.44	3.68	3.69	3.34
Net Interest Margin (2)(3)	3.60	3.58	3.82	3.82	3.47
Noninterest Expense to Average Assets	2.95	2.80	2.85	2.74	2.81
Efficiency Ratio (4)	75.85	68.29	65.13	62.31	74.00
Dividend Payout Ratio (5)	0.64	0.52	0.47	0.41	0.52
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	133.54	134.88	135.12	134.26	137.33
Average Equity to Average Assets	10.35	10.40	10.71	10.17	8.34

Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets (6)	11.44%	12.22%	13.37%	12.83%	N/A
Tier 1 Capital to Risk-Weighted Assets (6)	11.44	12.22	13.37	12.83	11.63%
Total Capital to Risk-Weighted Assets (6)	12.57	13.47	14.62	13.89	12.50
Tier 1 Leverage Capital to Adjusted Total Assets (6)	7.82	9.27	9.80	9.60	9.33

Asset Quality Ratios:
Allowance for Loan Losses to Total Loans (7)	1.05%	1.18%	1.14%	0.95%	0.76%
Allowance for Loan Losses to Nonperforming Loans (7)	151.40	121.31	92.60	60.69	73.92
Net Charge-Offs to Average Loans	0.21	0.13	0.11	0.11	0.04
Nonperforming Loans to Total Loans	0.69	0.97	1.24	1.56	1.06
Nonperforming Loans to Total Assets	0.49	0.78	1.00	1.29	0.86
Nonperforming Assets to Total Assets	0.56	0.81	1.02	1.32	0.90

Other:
Number of Offices	24	16	16	16	16
Number of Full-Time Equivalent Employees	269	201	200	198	189

38

__________________

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 21% for . the year ended December 31, 2018 and 34% for all other years ended December 31, 2017, 2016, 2015, and 2014.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Represents dividends declared per share divided by net income per share.
(6)	Capital ratios are for Community Bank only.
(7)	Loans acquired in connection with previous mergers were recorded at their estimated fair value at the acquisition date and did not include a carryover of the pre-merger allowance for loan losses.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 55 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information the Company provided in this Annual Report on Form 10-K.

Overview

Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. Community Bank operates from 24 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania; Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia; and one office in Belmont County in Ohio. Community Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc., the Bank’s wholly-owned subsidiary that is a full-service, independent insurance agency.

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

•	Improve earnings through asset diversification. Historically, we have emphasized the origination of residential mortgage loans secured by homes in our market area. However, loan diversification improves our earnings because commercial real estate and commercial and industrial loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.

•	Use sound underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Although we intend to continue our efforts to originate commercial real estate and commercial and industrial loans, we intend to continue our philosophy of managing loan exposures through our conservative approach to lending.

•	Improve our funding mix by marketing core deposits. Core deposits (demand deposits, NOW accounts, money market accounts and savings accounts) comprised 80.0% of our total deposits at December 31, 2018. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We have succeeded in growing core deposits by promoting a sales culture in our branch offices that is supported by the use of technology and by offering a variety of products for our business customers, such as sweep and insured money sweep services, remote electronic deposit, online banking with bill pay, mobile banking, and automated clearinghouse.

•	Supplement fee income through our insurance operations. Fee income earned through our insurance agency, Exchange Underwriters, supplements our income from banking operations. We intend to pursue opportunities to grow this line of business, including hiring insurance producers with established books of business and through acquisitions.

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

Goodwill. We recorded goodwill in connection with our previous mergers. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. We perform impairment testing during the fourth quarter of each year, or more frequently if impairment indicators exist. Determining the fair value of a reporting unit under the goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. However, future events could cause us to conclude that goodwill has become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2018. Based on the fair value of the reporting unit that has goodwill, no impairment of goodwill was recognized at December 31, 2018 or 2017.

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

Valuation of Deferred Tax Assets. In evaluating the ability to realize deferred tax assets, management considers all positive and negative information, including the Company’s past operating results and its forecast of future taxable income. In determining future taxable income, management utilizes a budget process that makes business assumptions, and the implementation of feasible and prudent tax planning strategies. The Company also utilizes a monthly forecasting tool to incorporate activity throughout the calendar year. These assumptions require it to make judgments about its future taxable income that are consistent with the plans and estimates it uses to manage its business. The net deferred tax asset may be offset by an equal valuation allowance. Any change in estimated future taxable income may result in a reduction of the valuation allowance against the deferred tax asset, which would result in income tax benefit in the period.

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

Comparison of Financial Condition at December 31, 2018, and December 31, 2017

Assets. Total assets increased $345.5 million, or 37.0%, to $1.3 billion at December 31, 2018 compared to $934.5 million at December 31, 2017.

Cash and due from banks increased $32.7 million, or 158.7%, to $53.4 million at December 31, 2018 compared to $20.6 million at December 31, 2017. This is primarily the result of deposit growth.

Investment securities classified as available-for-sale increased $101.8 million, or 82.4%, to $225.4 million at December 31, 2018 compared to $123.6 million at December 31, 2017. This increase was primarily the result of securities acquired in the FWVB merger.

Loans, net, increased $167.7 million, or 22.8%, to $903.3 million at December 31, 2018 compared to $735.6 million at December 31, 2017. This was primarily due to the FWVB acquired loan portfolio of $95.5 million and net loan originations of $37.5 million in commercial real estate loans, $15.4 million in residential mortgage loans, $12.7 million in construction loans, $7.9 million in other loans, $5.3 million in commercial and industrial loans and $4.6 million in consumer loans, partially offset by $10.3 million of sold residential mortgage loans to the FHLB MPF program. There was a decrease of $2.8 million in impaired loans due to mitigated credit risk and loan payoffs contributing to a decrease in nonperforming loans to total loans. This ratio decreased to 0.69%, 28 basis points, or 28.9% at December 31, 2018, compared to 0.97% at December 31, 2017.

Premises and equipment, net, increased $6.7 million, or 40.3%, to $23.4 million at December 31, 2018 compared to $16.7 million at December 31, 2017. This is due to the additions related to the eight branch locations from the FWVB merger. In addition, there was $3.5 million related to the new Barron P. “Pat” McCune Jr. Corporate Center (“BPMCC”) that was placed into service and capitalized in the current year. The BPMCC building was previously taken into premises and equipment from a previously defaulted loan relationship in the first quarter of 2016.

Liabilities. Total liabilities increased $301.1 million, or 35.8%, to $1.1 billion at December 31, 2018 compared to $841.2 million at December 31, 2017.

Total deposits increased $313.3 million, or 40.5%, to $1.1 billion at December 31, 2018 compared to $773.3 million at December 31, 2017. There were increases of $77.6 million in savings accounts, $73.5 million in NOW accounts, $64.7 million in demand deposits, $50.7 million in money market accounts and $50.6 million in time deposits, partially offset by a decrease of $3.8 million in brokered deposits. This increase is due to approximately $281.6 million of deposits acquired in the FWVB merger on April 30, 2018 and these deposits increased by $5.2 million as of December 31, 2018. This increase is largely the result of school district and municipal deposits during the current period. The legacy Bank deposit portfolio had approximately $26.4 million increase in deposits. This was mainly due to current period deposits by school districts and local municipalities as a result of annual property tax remittance, partially offset by a local government depositor that withdrew funds in the first quarter of 2018 for approximately $17.0 million. The Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships.

Short-term borrowings decreased $8.6 million, or 21.8%, to $31.0 million at December 31, 2018 compared to $39.6 million at December 31, 2017. At December 31, 2018, short-term borrowings were comprised entirely of securities sold under agreements to repurchase compared to $25.8 million of securities sold under agreement to repurchase and $13.8 million of FHLB overnight borrowings at December 31, 2017. Approximately $20.0 million of securities sold under agreements to repurchase were assumed in the FWVB merger. The decrease is related to available cash reserves that exceeded loan originations and a decrease in business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Other borrowed funds decreased by $4.5 million due to a $3.5 million and $1.0 million maturing FHLB long-term borrowings that were retired in the current period. As a result of current period activity, the weighted average interest rate on average long-term borrowings increased by 13 basis points to 2.05%.

Stockholders’ Equity. Stockholders’ equity increased $44.4 million, or 47.6%, to $137.6 million at December 31, 2018 compared to $93.3 million at December 31, 2017. During the period, 1,317,647 shares of CBFV stock were issued to shareholders of FWVB in the merger. The approximate value of this stock issuance was $42.0 million, partially offset by $515,000 of stock issuance expenses that were netted against equity proceeds. Net income was $7.1 million for the year ended December 31, 2018. Book value per share was $25.33, an increase of $2.56, or 11.2%, at December 31, 2018. The Company paid $4.5 million in dividends to stockholders and the unrealized loss on investment securities increased by $99,000 due to the addition of the FWVB securities portfolio of approximately $102.0 million due to the FWVB merger, mainly offset by improved current year market conditions.

Comparison of Operating Results for the Years Ended December 31, 2018, and December 31, 2017

Overview. Net income increased $108,000, or 1.6%, to $7.1 million, for the year ended December 31, 2018, compared to $6.9 million for the year ended December 31, 2017.

Net Interest Income. Net interest income increased $8.6 million, or 29.7%, to $37.7 million for the year ended December 31, 2018, compared to $29.1 million for the year ended December 31, 2017.

Interest and dividend income increased $11.2 million, or 34.5%, to $43.6 million for the year ended December 31, 2018 compared to $32.4 million for the year ended December 31, 2017. Interest income on loans increased $8.4 million primarily due to an increase in average loans outstanding of $162.6 million for the year ended December 31, 2018. The increase in average loans was mainly due to the FWVB merger and total core loan growth of approximately $81.0 million for the current period. This was partially offset by a decrease of $561,000 in accretion on the acquired loan portfolios credit mark for the year ended December 31, 2018. Credit mark accretion of $201,000, or 3 basis points, was recognized for the year ended December 31, 2018, compared to $762,000, or 11 basis points for the year ended December 31, 2017. Interest income on taxable securities increased $2.3 million in the current period. In addition, an increase of 64 basis points in yield resulted from securities acquired in the FWVB merger. The average balance for taxable securities increased $68.8 million for the year ended December 31, 2018. Interest income on securities exempt from federal tax increased $273,000 due to securities acquired in the FWVB merger with higher prevailing yields. There was an increase of $7.7 million in the average balance on securities exempt from federal tax and a decrease of 37 basis points in yield as a result of the prior year reduction in the federal statutory income tax rate from 34% to 21%. Other interest and dividend income increased $134,000 as a result of increased interest earned on correspondent deposit banks and FHLB dividends in the current year. Interest income on federal funds sold increased $89,000, mainly due to an increase of 158 basis points in other interest-earning assets comprised mainly of interest-bearing cash. Although the average balance decreased by $7.7 million for the current year, the four quarterly interest rate hikes of 25 basis points each by the FRB overshadowed the average balance decline.

Interest expense increased $2.6 million, or 76.3%, to $5.9 million for the year ended December 31, 2018 compared to $3.4 million for the year ended December 31, 2017. Interest expense on deposits increased $2.2 million due to current year rate increases and an increase in average interest-bearing deposits of $159.7 million which is attributed primarily to the FWVB merger. The average cost of interest-bearing deposits increased 19 basis points. In addition, interest expense on short-term borrowings increased $439,000 in the current period primarily due to increased interest rates on FHLB overnight borrowings that had an average balance increase of $19.5 million and an average balance increase of $3.0 million on securities sold under agreements to repurchase.

Provision for Loan Losses. The provision for loan losses increased $655,000, to $2.5 million, for the year ended December 31, 2018, compared to $1.9 million of provision for loan losses for the year ended December 31, 2017, of which $250,000 was attributed to the FFCO acquired loan portfolio. Net charge-offs for the year ended December 31, 2018 were $1.8 million, which included $311,000 of net charge-offs on automobile loans, compared to net charge-offs of $877,000 for the year ended December 31, 2017, which included $616,000 of net charge-offs on automobile loans. The increase in net charge-offs for the current year was due to charge-offs of $1.2 million for three commercial and industrial relationships in the first quarter of 2018. The provision for loan losses was impacted in the current period by the recording of $2.5 million of provision for the originated loan portfolio due to the above-mentioned loan charge-offs and to appropriately reflect risk associated with the originated loan portfolio as of December 31, 2018. Additionally, this was due to growth in the loan portfolio and average loan balances, partially offset by improved credit metrics which had a positive impact on the qualitative factors within the allowance calculation. The acquired loan portfolio from the FWVB merger recorded an approximate credit mark of $1.3 million. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and credit mark on acquired loan portfolios, with the possible need for additional provisions for loan losses.

Noninterest Income. Noninterest income increased $539,000, or 6.9%, to $8.3 million for the year ended December 31, 2018 compared to $7.8 million at December 31, 2017. There was an increase of $495,000 for other commissions due to insurance proceeds recognized by a claim on a bank-owned life insurance policy due to the death of a former officer of the Bank, current year recognition of an ARC loan referral fee and liquidation of a partnership interest in the West Virginia Bankers Title Company, an item that was resolved from the FWVB merger. Service fees on deposit accounts increased $488,000 primarily due to increased ATM fees due to an increased volume of customer transactions and check card fees related to the FWVB merger. There was an $180,000 increase in insurance commissions from Exchange Underwriters mainly due to the Beynon customer list acquisition in the current year. Income on bank-owned life insurance (“BOLI”) increased by $45,000 due to the BOLI policies acquired in the FWVB merger. There was a decrease in the net gains on sales of residential mortgage loans of $287,000. The decrease in gains was primarily due to a decrease in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program and an increase in mortgage rates. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. Net gains on the sales of investments decreased $199,000 due to the sale of equity securities in the prior period. Net gains on disposal of fixed assets decreased $137,000 due to the write-off of the leasehold improvements of the former Washington Business Center and accelerated depreciation of select furniture and equipment acquired during the FWVB merger that did not conform to the Company’s fixed asset capitalization policy. The fair value of equity securities decreased $63,000 due to the first quarter adoption of Accounting Standard Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10). As required, the $63,000 loss was recognized due to deteriorating current market conditions.

Noninterest Expense. Noninterest expense increased $9.7 million, or 38.7%, to $34.9 million for the year ended December 31, 2018 compared to $25.2 million for the year ended December 31, 2017. Salaries and employee benefits increased $4.1 million, primarily due to additional employees, salary increases, and retirement benefits as a direct result of the FWVB merger, increased incentive compensation accruals due to the loan origination semi-annual bonus matrix, employee group health insurance and employee stock options. Other noninterest expense increased $1.2 million primarily due to other expenses related to the FWVB merger systems conversion and ATM fraud, office supplies, telephone, director fees, loan expenses, travel, meals and entertainment, director restricted stock awards and options. The previously mentioned ATM fraud losses were not only incurred by the Bank, but other local financial institutions were affected by this activity as well. We have filed claims with our insurance carrier and await the outcome for potential recoveries. CDI amortization increased $942,000 due to the CDI recorded for the FWVB merger. Occupancy and Equipment increased $793,000 and $779,000, respectively, primarily due to equipment purchases and new maintenance contracts related to the FWVB merger and the opening of BPMCC. Merger-related expenses increased $498,000 due to the FWVB merger. Contracted services increased $295,000 due to the additional branch locations acquired in the FWVB merger. Legal and professional fees increased $216,000 due to increased audit, consultation and legal fees in connection with post-merger Bank and Exchange Underwriters acquisition of the Beynon customer list. FDIC assessment fees increased $211,000 due to an assessment factor increase by the FDIC in the computation of the insurance assessment and average asset growth related to the FWVB merger. Bankcard processing expense increased $111,000 due to the increased number of ATM and debit card transactions as a result of the FWVB merger. Advertising increased $94,000 related to increases in print/media advertising and promotional items to promote the FWVB merger. Other real estate owned expense increased $397,000, primarily due to the prior year quarter resolution of loan collection efforts through the sale of a mineral rights interest for $186,000, bankruptcy court settlement for $86,000 and mortgage insurance proceeds for $85,000.

Income Tax Expense. Income taxes decreased $1.3 million to $1.5 million for the year ended December 31, 2018 compared to $2.9 million for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 was 17.9% compared to 29.3% for the year ended December 31, 2017. The decrease in income taxes was mainly due to the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the statutory federal corporate income tax rate from 34% to 21% effective January 1, 2018. In addition, a portion of the decrease in income taxes was related to a decrease of $1.2 million in pre-tax income.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 21% for 2018 and 34% for 2017 and 2016. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	(Dollars in thousands)
	Years Ended December 31,
	2018			2017			2016
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-Earning Assets:
Loans, Net	$844,106	$38,079	4.51%	$681,539	$29,680	4.35%	$672,321	$29,685	4.42%
Investment Securities
Taxable	148,678	3,812	2.56	79,878	1,531	1.92	57,224	1,238	2.16
Tax Exempt	44,374	1,435	3.23	36,681	1,324	3.61	38,259	1,509	3.94
Other Interest-Earning Assets	22,121	707	3.20	29,789	484	1.62	11,720	190	1.62
Total Interest-Earning Assets	1,059,279	44,033	4.16	827,887	33,019	3.99	779,524	32,622	4.18
Noninterest-Earning Assets	93,279			59,263			54,540
Total Assets	$1,152,558			$887,150			$834,064

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$173,335	635	0.37%	$133,412	342	0.26%	$114,301	204	0.18%
Savings	184,093	471	0.26	129,301	238	0.18	122,710	225	0.18
Money Market	167,247	822	0.49	138,782	369	0.27	143,644	362	0.25
Time Deposits	197,104	3,040	1.54	160,634	1,862	1.16	141,040	1,493	1.06
Total Interest-Bearing Deposits	721,779	4,968	0.69	562,129	2,811	0.50	521,695	2,284	0.44

Borrowings	71,479	981	1.37	51,658	563	1.09	55,214	586	1.06
Total Interest-Bearing Liabilities	793,258	5,949	0.75	613,787	3,374	0.55	576,909	2,870	0.50

Noninterest-Bearing Liabilities	240,000			181,100			167,804
Total Liabilities	1,033,258			794,887			744,713

Stockholders' Equity	119,300			92,263			89,351
Total Liabilities and Stockholders' Equity	$1,152,558			$887,150			$834,064

Net Interest Income		$38,084			$29,645			$29,752

Net Interest Rate Spread (1)			3.41%			3.44%			3.68%
Net Interest-Earning Assets (2)	$266,021			$214,100			$202,615
Net Interest Margin (3)			3.60			3.58			3.82
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			133.54			134.88			135.12

__________________

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 21% for the year ended December 31, 2018, and 34% for the years ended December 31, 2017 and 2016, respectively.

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

	(Dollars in thousands)
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Compared To			Compared To
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$7,343	$1,053	$8,396	$469	$(474)	$(5)
Investment Securities:
Taxable	1,647	634	2,281	442	(149)	293
Tax-Exempt	259	(145)	114	(62)	(123)	(185)
Other Interest-Earning Assets	(152)	375	223	294	-	294
Total Interest-Earning Assets	9,097	1,917	11,014	1,143	(746)	397

Interest Expense:
Deposits	916	1,241	2,157	199	328	527
Borrowings	251	167	418	(40)	17	(23)
Total Interest-Bearing Liabilities	1,167	1,408	2,575	159	345	504
Change in Net Interest Income	$7,930	$509	$8,439	$984	$(1,091)	$(107)

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at December 31, 2018, to satisfy its short- and long-term liquidity needs at that date.

The Company’s most liquid assets are cash and due, from banks, which totaled $53.4 million at December 31, 2018. Unpledged securities, which provide an additional source of liquidity, totaled $67.6 million. In addition, at December 31, 2018, the Company had the ability to borrow up to $373.4 million from the FHLB of Pittsburgh, of which $37.0 million was utilized toward standby letters of credit. The Company also has the ability to borrow up to $107.9 million from the Federal Reserve Bank through its Borrower-In-Custody line of credit agreement and $60.0 million from multiple line of credit arrangements with various banks, none of which were outstanding.

At December 31, 2018, the Company had funding commitments totaling $206.2 million, consisting primarily of commitments to originate loans, unused lines of credit and letters of credit.

At December 31, 2018, certificates of deposit due within one year of that date totaled $93.0 million, or 43.3% of total certificates of deposit. If these certificates of deposit do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the year ended December 31, 2018, the Company originated $383.7 million in loans compared to $252.5 million for the year ended December 31, 2017.

The Company is a separate legal entity from Community Bank and must provide for its own liquidity to pay dividends to shareholders and for other corporate purposes. At December 31, 2018, the Company (on an unconsolidated basis) had liquid assets of $2.5 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2018, we exceeded all of our regulatory capital requirements then in effect. Accordingly, Community Bank was categorized as well-capitalized at December 31, 2018, and December 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital ratios are presented in the following table. The Company’s capital ratios are comparable to those shown for the Bank.

	(Dollars in thousands)
	December 31, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$96,985	11.44%	$84,599	12.22%
For Capital Adequacy Purposes	38,137	4.50	31,159	4.50
To Be Well Capitalized	55,086	6.50	45,008	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	96,985	11.44	84,599	12.22
For Capital Adequacy Purposes	50,849	6.00	41,546	6.00
To Be Well Capitalized	67,799	8.00	55,395	8.00

Total Capital (to Risk-Weighted Assets)
Actual	106,543	12.57	93,257	13.47
For Capital Adequacy Purposes	67,799	8.00	55,395	8.00
To Be Well Capitalized	84,748	10.00	69,243	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	96,985	7.82	84,599	9.27
For Capital Adequacy Purposes	49,637	4.00	36,492	4.00
To Be Well Capitalized	62,046	5.00	45,616	5.00

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

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. The following tables present certain of our contractual obligations at December 31, 2018.

	(Dollars in thousands)
	Payment Due by Period
		Less Than	More Than	More Than
		Or Equal to	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Certificates of deposit	$214,891	$92,983	$74,877	$40,553	$6,478
Borrowings	50,979	36,979	11,000	3,000	-
Operating lease obligations	1,647	402	614	177	454
Total	$267,517	$130,364	$86,491	$43,730	$6,932

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

The table below sets forth, as of December 31, 2018, the estimated changes in EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	(Dollars in thousands)
				EVE as a Percent of
	Economic Value of Equity			Portfolio Value of Assets			Earnings at Risk
Change in Interest Rates	Dollar	Dollar	Percent				Dollar	Percent
in Basis Points ("bp")	Amount	Change	Change	NPV Ratio	Change		Change	Change
+300 bp	$133,627	$(34,631)	(20.6)%	11.51%	(189	)bp	$5,370	12.4%
+200 bp	144,643	(23,615)	(14.0)	12.15	(125)		4,405	10.2
+100 bp	157,179	(11,079)	(6.6)	12.85	(55)		2,112	4.9
Flat	168,258	-	-	13.40	-		-	-
-100 bp	173,230	4,972	3.0	13.49	9		(1,760)	(4.1)

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, management concluded as of December 31, 2018 that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, we concluded that there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis. A description of the identified material weakness in internal control over financial reporting is as follows:

The design and operating effectiveness of internal controls related to our consolidation process and management’s review of our consolidated financial results did not operate at a level of precision sufficient to allow for accurate reporting of our consolidated financial results. Our consolidation process is substantially a manual process and inherently subject to error. During the preparation and review of our interim and annual consolidated financial statements management was unable to perform adequate review and detect reclassification error within the components of the Company’s consolidated statement of changes in stockholders’ equity at a sufficient level of precision to prevent or detect reclassification misstatement. As a result, we recorded certain post-closing adjustments in order to prepare the consolidated financial statements included in this Form 10-K.

Although this control deficiency did not result in a material misstatement in our interim and annual consolidated financial statements, it created a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis. Therefore we concluded the deficiency represented a material weakness in our internal control over financial reporting. With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weakness. Our plan includes (i) enhancing our financial accounting and reporting process by designing and strengthening the operating effectiveness of internal controls over financial reporting and (ii) adding financial personnel with adequate knowledge and experience in GAAP.

In addition to these efforts, we are in the process of documenting and testing our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2019. We can provide no assurance at this time that management will be able to report that our internal control over financial reporting will be effective as of December 31, 2019. As an emerging growth company, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to the Sarbanes-Oxley Act of 2002 until December 31, 2019.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

Except for the material weakness identified during the three months ended December 31, 2018, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference in the Proxy Statement for the 2019 Annual Meeting.

ITEM 11.	Executive Compensation

Information required by this item is incorporated by reference in the Proxy Statement for the 2019 Annual Meeting.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference in the Proxy Statement for the 2019 Annual Meeting.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference in the Proxy Statement for the 2019 Annual Meeting.

ITEM 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference in the Proxy Statement for the 2019 Annual Meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The financial statements filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Statement of Financial Condition - December 31, 2018 and 2017;

(C)	Consolidated Statement of Income - years ended December 31, 2018 and 2017;

(D)	Consolidated Statement of Comprehensive Income - years ended December 31, 2018 and 2017;

(E)	Consolidated Statement of Changes in Stockholders’ Equity - years ended December 31, 2018 and 2017;

(F)	Consolidated Statement of Cash Flows - years ended December 31, 2018 and 2017; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)

3.2	Bylaws of CB Financial Services, Inc. (1)

4	Form of Stock Certificate of CB Financial Services, Inc. (1)

10.1	Employment Agreement by and between Community Bank and Barron P. McCune, Jr. (2)

10.2	Employment Agreement by and between Community Bank and Kevin D. Lemley (3)

10.3	Employment Agreement by and between Community Bank and Ralph Burchianti (4)

10.4	Employment Agreement by and between Community Bank and Ralph J. Sommers, Jr. (5)

10.5	Employment Agreement by and between Community Bank and Patrick G. O’Brien (1)

10.6	Employment Agreement by and among Community Bank, Exchange Underwriters, Inc., and Richard B. Boyer dated April 14, 2014 (1)

10.7	Split Dollar Life Insurance Agreement by and between Community Bank and Barron P. McCune, Jr., dated April 1, 2005 (1)

10.8	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)

10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph J. Sommers, Jr., dated April 1, 2005 (1)

10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002, by and between First Federal Savings Bank and Richard B. Boyer (6)

10.11	Amendment dated as of July 19, 2002, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (7)

10.12	Amendment dated as of September 13, 2005, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (8)

10.13	Lease Agreement dated as of June 1, 2012, by and between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer (9)

10.14	CB Financial Services, Inc., 2015 Equity Incentive Plan (10)

10.15	Agreement and Plan of Merger by and between CB Financial Services, Inc. and First West Virginia Bancorp, Inc. (11)

21	Subsidiaries

23	Consent of Baker Tilly Virchow Krause LLP

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.

___________________

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196749).
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(4)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(5)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(6)	Incorporated herein by reference to Exhibit 10.11 to FedFirst Financial Corporation’s Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004.
(7)	Incorporated herein by reference to Exhibit 10.2 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(8)	Incorporated herein by reference to Exhibit 10.4 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(9)	Incorporated herein by reference to Exhibit 10.7 to FedFirst Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013.
(10)	Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 16, 2015.
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on November 16, 2017.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.

Date: March 18, 2019	By:	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Patrick G. O’Brien	By:	/s/ Kevin D. Lemley
	Patrick G. O’Brien		Kevin D. Lemley
	President and Chief Executive Officer and Director		Executive Vice President and Chief Financial Officer

Date: March 18, 2019		Date: March 18, 2019

By:	/s/ Ralph J. Sommers, Jr.	By:	/s/ Karl G. Baily
	Ralph J. Sommers, Jr.		Karl G. Baily
	Director (Chairman of the Board)		Director

Date: March 18, 2019		Date: March 18, 2019

By:	/s/ Richard B. Boyer	By:	/s/ Mark E. Fox
	Richard B. Boyer		Mark E. Fox
	Director		Director

Date: March 18, 2019		Date: March 18, 2019

By:	/s/ William C. Groves	By:	/s/ Charles R. Guthrie
	William C. Groves		Charles R. Guthrie, CPA
	Director		Director

Date: March 18, 2019		Date: March 18, 2019

By:	/s/ Joseph N. Headlee	By:	/s/ John J. LaCarte
	Joseph N. Headlee		John J. LaCarte
	Director		Director

Date: March 18, 2019		Date: March 18, 2019

By:	/s/ David F. Pollock	By:	/s/ John M. Swiatek
	David F. Pollock		John M. Swiatek
	Director		Director

Date: March 18, 2019		Date: March 18, 2019

By:	/s/ William G. Petroplus	By:	/s/ Roberta Robinson Olejasz
	William G. Petroplus		Roberta Robinson Olejasz
	Director		Director

Date: March 18, 2019		Date: March 18, 2019

By:	/s/ Jonathan A. Bedway	By:	/s/ Ralph Burchianti
	Jonathan A. Bedway		Ralph Burchianti
	Director		Executive Vice President and Chief Credit Officer
and Director

Date: March 18, 2019		Date: March 18, 2019

CONSOLIDATED FINANCIAL STATEMENTS

55

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of CB Financial Services, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of CB Financial Services, Inc. and Subsidiary (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2006.

Pittsburgh, Pennsylvania

March 18, 2019

Consolidated Statement of Financial Condition

(Dollars in thousands, except per share and share data)

	December 31,
	2018	2017
ASSETS
Cash and Due From Banks:
Interest Bearing	$36,736	$11,685
Non-Interest Bearing	16,617	8,937
Total Cash and Due From Banks	53,353	20,622

Investment Securities Available-for-Sale	225,409	123,583
Loans, Net	903,314	735,596
Premises and Equipment, Net	23,448	16,712
Bank-Owned Life Insurance	22,922	19,151
Goodwill	28,425	4,953
Core Deposit Intangible	10,934	3,284
Accrued Interest and Other Assets	13,496	10,585
TOTAL ASSETS	$1,281,301	$934,486

LIABILITIES
Deposits:
Demand Deposits	$253,201	$188,499
NOW Accounts	218,687	145,183
Money Market Accounts	187,627	136,914
Savings Accounts	209,985	132,359
Time Deposits	214,891	164,301
Brokered Deposits	2,267	6,088
Total Deposits	1,086,658	773,344

Short-Term Borrowings	30,979	39,605
Other Borrowed Funds	20,000	24,500
Accrued Interest and Other Liabilities	6,039	3,781
TOTAL LIABILITIES	1,143,676	841,230

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 and 4,363,346 Shares Issued and 5,432,289 and 4,095,957 Shares Outstanding at December 31, 2018 and December 31, 2017, Respectively	2,367	1,818
Capital Surplus	83,225	42,089
Retained Earnings	57,843	55,280
Treasury Stock, at Cost (248,704 and 267,389 Shares at December 31, 2018 and December 31, 2017, Respectively)	(4,370)	(4,590)
Accumulated Other Comprehensive Loss	(1,440)	(1,341)
TOTAL STOCKHOLDERS' EQUITY	137,625	93,256
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,281,301	$934,486

Consolidated Statement of Income

(Dollars in thousands, except per share and share data)

	Years Ended December 31,
	2018	2017
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$37,942	$29,527
Federal Funds Sold	288	199
Investment Securities:
Taxable	3,812	1,531
Exempt From Federal Income Tax	1,165	892
Other Interest and Dividend Income	419	285
TOTAL INTEREST AND DIVIDEND INCOME	43,626	32,434

INTEREST EXPENSE
Deposits	4,968	2,811
Federal Funds Purchased	1	-
Short-Term Borrowings	521	82
Other Borrowed Funds	459	481
TOTAL INTEREST EXPENSE	5,949	3,374

NET INTEREST INCOME	37,677	29,060
Provision For Loan Losses	2,525	1,870
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,152	27,190

NONINTEREST INCOME
Service Fees on Deposit Accounts	2,970	2,482
Insurance Commissions	3,763	3,583
Other Commissions	947	452
Net Gains on Sale of Loans	171	458
Net Gains on Sale of Investments	-	199
Net Change in Fair Value of Equity Securities	(63)	-
Net Gains on Purchased Tax Credits	44	57
Net Loss on Disposal of Fixed Assets	(137)	-
Income from Bank-Owned Life Insurance	509	464
Other	135	105
TOTAL NONINTEREST INCOME	8,339	7,800

NONINTEREST EXPENSE
Salaries and Employee Benefits	18,060	13,937
Occupancy	2,947	2,154
Equipment	2,698	1,919
FDIC Assessment	584	373
PA Shares Tax	790	749
Contracted Services	832	537
Legal Fees	652	436
Advertising	788	694
Bankcard Processing Expense	630	519
Other Real Estate Owned (Income)	48	(349)
Amortization of Core Deposit Intangible	1,477	535
Merger-Related	854	356
Other	4,541	3,312
TOTAL NONINTEREST EXPENSE	34,901	25,172

Income Before Income Taxes	8,590	9,818
Income Taxes	1,538	2,874
NET INCOME	$7,052	$6,944

EARNINGS PER SHARE
Basic	$1.42	$1.70
Diluted	1.40	1.69

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,981,814	4,088,191
Diluted	5,031,130	4,110,372

Consolidated Statement of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2018	2017
Net Income	$7,052	$6,944
Other Comprehensive Income (Loss):
Unrealized (Losses) Gains on Available-for-Sale Securities Net of Income (Benefit) Tax of ($29) and $98, for the Years Ended December 31, 2018 and 2017, Respectively	(59)	189
Reclassification Adjustment for Gains on Securities Included in Net Income, Net of Income Tax of $68 for the Year Ended December 31, 2017.	-	(131)
Other Comprehensive Income (Loss)	(59)	58
Total Comprehensive Income	$6,993	$7,002

(1)	The gross amount of gains on securities of $199 for the year ended December 31, 2017, are reported as Net Gains on Sales of Investments on the Consolidated Statement of Income. The income tax effect of $68 for the year ended December 31, 2017, is included in Income Taxes on the Consolidated Statement of Income.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands, except per share and share data)

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2016	4,363,346	$1,818	$41,863	$51,713	$(4,746)	$(1,179)	$89,469
Net Income	-	-	-	6,944	-	-	6,944
Other Comprehensive Income	-	-	-	-	-	58	58
Reclassification of the stranded tax effect related to deferred taxes for available-for-sale securities (1)	-	-	-	220	-	(220)	-
Restricted Stock Awards Granted	-	-	(142)	-	142	-	-
Stock-Based Compensation Expense	-	-	361	-	-	-	361
Exercise of Stock Options	-	-	7	-	24	-	31
Dividends Declared ($0.88 per share)	-	-	-	(3,597)	-	-	(3,597)
Treasury Stock Purchased, at Cost (318 shares)	-	-	-	-	(10)	-	(10)
December 31, 2017	4,363,346	1,818	42,089	55,280	(4,590)	(1,341)	93,256
Net Income	-	-	-	7,052	-	-	7,052
Other Comprehensive Loss	-	-	-	-	-	(59)	(59)
Impact of change in method of accounting for marketable equity securities (2)	-	-	-	40	-	(40)	-
Issuance of Common Stock (net of issuance expenses of $515)	1,317,647	549	40,978	-	-	-	41,527
Restricted Stock Awards Granted	-	-	(329)	-	329	-	-
Stock-Based Compensation Expense	-	-	482	-	-	-	482
Exercise of Stock Options	-	-	5	-	208	-	213
Dividends Declared ($0.89 per share)	-	-	-	(4,529)	-	-	(4,529)
Treasury Stock Purchased, at Cost (9,389 shares)	-	-	-	-	(317)	-	(317)
December 31, 2018	5,680,993	$2,367	$83,225	$57,843	$(4,370)	$(1,440)	$137,625

(1)	This reclassification is the result of the Company’s early adopting of FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). See Note 1 for additional information.

(2)	This reclassification is the result of the Company’s adoption of FASB ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). See Note 1 for additional information.

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net Income	$7,052	$6,944
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities net of the effects of acquisition:
Net Amortization on Investments	74	375
Depreciation and Amortization	3,045	2,499
Provision for Loan Losses	2,525	1,870
Unrealized Loss on Equity Securities	(63)	-
Gains on Purchased Tax Credits	44	57
Income from Bank-Owned Life Insurance	(509)	(464)
Proceeds From Mortgage Loans Sold	10,479	20,252
Originations of Mortgage Loans for Sale	(10,308)	(19,794)
Gains on Sales of Loans	(171)	(458)
Gains on Sales of Investment Securities	-	(199)
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(19)	(379)
Noncash Expense for Stock-Based Compensation	482	361
Increase in Accrued Interest Receivable	(730)	(266)
Net Loss on Disposal of Fixed Assets	137	28
Increase (Decrease) in Deferred Income Tax	829	(263)
Decrease in Taxes Payable	(1,105)	(345)
Increase in Accrued Interest Payable	164	96
Other, Net	1,732	1,289
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,658	11,603

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	16,468	14,363
Purchases of Securities	(11,227)	(44,664)
Proceeds from Sales of Securities	80,314	12,838
Net Increase in Loans	(74,988)	(64,522)
Purchase of Premises and Equipment	(4,427)	(3,845)
Asset Acquisition of a Customer List	(900)	-
Proceeds From a Claim on Bank-Owned Life Insurance	950	-
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	214	615
Decrease (Increase) in Restricted Equity Securities	431	(676)
Net Cash Received from Acquisition	20,632	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	27,467	(85,891)

FINANCING ACTIVITIES
Net Increase in Deposits	31,694	75,126
Net (Decrease) Increase in Short-Term Borrowings	(28,657)	12,578
Principal Payments on Other Borrowed Funds	(6,798)	(3,500)
Cash Dividends Paid	(4,529)	(3,597)
Treasury Stock, Purchases at Cost	(317)	(10)
Exercise of Stock Options	213	31
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,394)	80,628
INCREASE IN CASH AND CASH EQUIVALENTS	32,731	6,340
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	20,622	14,282
CASH AND DUE FROM BANKS AT END OF YEAR	$53,353	$20,622

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $4,798 and $2,713, respectively)	5,784	3,278
Income taxes	850	3,250

Real estate acquired in settlement of loans	46	321
Accrued Payable for an Acquisition of a Customer List	900	-
Non-cash transactions related to FWVB acquisition	41,527	-

CB FINANCIAL SERVICES, INC.

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

Effective April 30, 2018, the Company completed its merger with First West Virginia Bancorp (“FWVB”), the holding company for Progressive Bank, N.A. (“PB”), a national association. Through the merger, the Company anticipates future revenue and earnings growth from an expanded menu of financial services expanding the Company’s business footprint into the Ohio Valley. The merger added eight branches and expanded the Company’s reach into West Virginia with seven branches and one branch in Eastern Ohio. In connection with the merger, the Company issued 1,317,647 shares of common stock and paid cash consideration of $9.8 million. The merger value is $51.3 million.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2018 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statement of Financial Condition, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to fair value of investment securities available for sale, determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, other-than-temporary impairment evaluations of securities, the valuation of deferred tax assets and the evaluation of goodwill impairment.

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, (Topic 606), using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Refer to Note 4, for further information.

Operating Segments

In the fourth quarter of 2018, the Company evaluated the provisions of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, and determined that segment reporting information related to Exchange Underwriters (Insurance Brokerage Services segment) was required to be presented because the segment has adopted a board of directors and conducts independent board meetings from the Company. In addition, the segment comprises a significant amount to total noninterest income, even though the segment is less than 10% of the combined assets of the Company. Contributing to the segment reporting requirement for Exchange Underwriters, was the August 1, 2018, acquisition of certain intangible assets from Beynon Insurance (Beynon), headquartered in Pittsburgh, Pennsylvania for approximately $1.8 million. Acquired assets consist primarily of a customer list and was accounted for as an asset purchase as the acquisition was comprised of a single asset class. The acquired customer list was recorded on the Company’s balance sheet as an intangible asset included within “accrued interest and other assets” and is expected to be amortized over the average life of the customer list in accordance with U.S. GAAP. Our analysis of the estimated average life for this customer list is approximately 9.5 years. An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. At December 31, 2018, the Company’s business activities are comprised of two operating segments, which are community banking and insurance brokerage services. See Segment Reporting in Note 21.

Cash and Due From Banks

Included in Cash and Due From Banks are required federal reserves of $1.7 million and $3.3 million at December 31, 2018 and 2017, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of cash on hand and/or balances maintained directly with the Federal Reserve Bank.

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intentions and ability, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and the ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and recognized as adjustments to interest income. Unrealized holding gains and losses for available-for-sale debt securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Due to the current year adoption of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10), unrealized holding gains and losses for available-for-sale equity securities are recognized in earnings. See “Recent Accounting Standards” in Note 1, for further details of this adopted accounting pronouncement. Realized securities gains and losses, if any, are computed using the specific identification method. Declines in the fair value of individual securities below amortized cost that are other than temporary will result in write-downs of the individual securities to their fair value. Any related write-downs will be included in earnings as realized losses. Interest and dividends on investment securities are recognized as income when earned.

Common stock of the Federal Home Loan Bank (“FHLB”) and of Atlantic Community Bankers’ Bank (“ACBB”) represent ownership in organizations that are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in ASC Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Included in accrued interest and other assets are FHLB stock of $3.8 million and $4.3 million at December 31, 2018 and 2017, respectively, and ACBB stock of $85,000 at December 31, 2018 and 2017.

The Company periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at December 31, 2018, and, therefore, determined that FHLB stock was not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

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

Accrual of interest on loans is generally discontinued when it is determined that a reasonable doubt exists as to the collectability of principal, interest, or both. Payments received on nonaccrual loans are recorded as income or applied against principal according to management’s judgment as to the collectability of such principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and current and future payments are reasonably assured.

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

The Company grants commercial, residential, and other consumer loans to customers throughout southwestern Pennsylvania in Greene, Washington, Allegheny, Fayette and Westmoreland Counties; West Virginia in Brooke, Marshall, Ohio, Upshur and Wetzel Counties; and Belmont County in Ohio. Although the Company had a diversified loan portfolio at December 31, 2018 and 2017, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties within the tri-state region footprint.

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

Real Estate Owned

Real estate owned acquired in settlement of foreclosed loans is carried as a component of other assets at the lower of cost or fair value minus estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against noninterest expense. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. Real estate owned was $917,000 and $326,000 at December 31, 2018 and 2017, respectively. Of these amounts, $46,000 and $168,000 represent residential loans at December 31, 2018 and 2017, respectively. Residential loans in process of foreclosure were $1.4 and $1.5 million at December 31, 2018 and 2017, respectively.

Income Taxes

The income tax decrease was due to the December 22, 2017, enactment of the Tax Cuts and Jobs Act reducing the federal corporate statutory tax rate from 34% to 21% effective January 1, 2018. In addition, tax-exempt bank-owned life insurance proceeds, which was a discrete item, reduced the 2018 effective tax rate. See Note 12 for further details.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over six to ten years using straight-line methods. Customer renewal lists are amortized over their estimated useful lives which range from eight to thirteen years.

Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. We perform impairment testing as of October 31, each year, or more frequently if impairment indicators exist. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary.

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

During the fourth quarter of 2018, we revised our one reporting unit structure to reflect changes made in connection with the integration of the Beynon Insurance transaction. Under the revised reporting unit structure, we operate two reporting units as of December 31, 2018 – Community Banking segment and Insurance Brokerage Services segment. We reassigned 100 percent of the goodwill previously allocated to one reporting unit to Community Banking reporting unit using a relative fair value approach. As a result of the change in reporting units, we performed goodwill impairment tests immediately before and after this change in reporting units and determined that there was no impairment.

Mortgage Servicing Rights (“MSRs”)

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on available-for-sale debt securities, net of tax.

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

ASC Topic 718, Compensation – Stock Compensation, requires recognizing the compensation cost in the financial statements for stock-based payment transactions. Stock option expense is measured based on the grant date fair value of the stock options issued. The per share fair value of stock options granted is calculated using the Black-Scholes-Merton option pricing model, using assumptions for expected life, expected dividend rate, risk-free interest rate and an expected volatility. The Company uses the simplified method to determine the expected term because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares have been publicly traded. The stock option exercise price is equal to the market value on the date of grant. Restricted stock award expense is measured based on the market price of the Company’s common stock at the date of the grant. Unrecognized compensation expense is recognized ratably over the remaining service period, generally defined as the vesting period, for all nonvested restricted stock awards and stock options. Restricted stock awards are typically granted with a one-year vesting period with exception of the December 14, 2018 grant, which were granted with a five-year vesting period at a vesting rate of 20% per year. In addition, stock options are typically granted with a five-year vesting period and a vesting rate of 20% per year. The contractual life of stock options is typically 10 years from the date of grant.

Cash Flow Information

The Company has defined cash equivalents as those amounts due from depository institutions, interest-bearing deposits with other banks with maturities of less than 90 days, and federal funds sold.

Advertising Costs

Advertising costs are expensed as incurred.

Correction of Immaterial Error

The Company identified an error in the presentation of the Consolidated Statements of Changes in Stockholders’ Equity as of September 30, 2018. Error was related to issuance of Common Stock related to FWVB transaction. Portion of the issuance of the common shares were incorrectly classified within the retained earnings section of the Stockholders’ Equity. The entire amount in excess of par value should have been included within capital surplus account.

The Company evaluated the effect of the incorrect presentation of the Consolidated Statement of Changes in Stockholders’ Equity as of September 30, 2018. Based on the evaluation of quantitative and qualitative factors, the Company concluded that classification error did not materially misstate the Company’s previously issued financial statements.

Management corrected the classification of issuance of common shares as of December 31, 2018. The correction had no impact on the Company’s Consolidated Statement of Financial Condition, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, or the Consolidated Statements of Cash Flows or the total balance of the Consolidated Statement of Changes in Stockholders’ Equity. See below for additional details to this revision as of September 30, 2018.

(dollars in thousands)
As originally reported:
Captial Surplus	$73,632
Retained Earnings	66,460

Reclassification adjustment:
Captial Surplus	$9,801
Retained Earnings	(9,801)

As revised:
Captial Surplus	$83,433
Retained Earnings	56,659

Recognition of a Prior Period Error

In April 2018, the Company discovered an error with the collateral position on a commercial and industrial classified loan relationship that had occurred in April 2017. This error resulted in the loss of the Company’s first lien position, leaving the loan with insufficient collateral. The Company corrected the error by recording a specific reserve and recognizing an additional $300,000 (pre-tax) of provision for loan losses for 2018.

As a result of this error, the Company’s 2018 pre-tax income was understated by $300,000, income tax expense was understated by $63,000, net income was understated by $237,000, and earnings per share were understated by $.0.06 per share. The Company’s 2017 results were overstated by these same amounts. Management of the Company evaluated this error under the accounting guidance FASB ASC 250, Accounting Changes and Error Corrections and concluded that the effect of the error was immaterial to the Company’s 2018 and 2017 consolidated financial statements.

Reclassifications

Certain comparative amounts for prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income or stockholders’ equity.

Recent Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income. Deferred tax asset (DTA) related to available for sale (AFS) securities gains/(losses) that were revalued as of December 31, 2017 (See Note 12 – Income Taxes) created a “stranded tax effects” in Accumulated Other Comprehensive Income (AOCI) due to the enactment of the Tax Cuts and Jobs Act (the Tax Act). The issue arose due to the nature of existing GAAP requiring recognition of tax rate change effects on the DTA revaluation related to AFS securities as an adjustment to income tax provision. Specifically, ASU 2018-02 permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. The adoption of ASU 2018-02 eliminates the stranded tax effects resulting from the Tax Act and improves the usefulness of information reported to financial statement users.

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

The Company early adopted the provisions of ASU 2018-02 effective December 31, 2017, and elected to record a reclassification adjustment of $220,000 from AOCI to retained earnings in the consolidated statements of stockholders’ equity for stranded tax effects resulting from enactment of the Tax Act. The amount of the reclassification was the difference between the 35 percent historical corporate tax rate and the newly enacted 21 percent corporate tax rate. See the consolidated statement of stockholders equity and Note 12 – Income Taxes for additional information.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 is intended to be effective with ASU 2016-02, as amended. The amendments in ASU 2018-01 are as follows: provide an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old lease standards; and clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the provisions of ASU 2016-02, but expects to report increased assets and liabilities as a result of reporting additional leases on the Company's consolidated financial condition or results of operations of approximately $1.7 million. See Note 16 for operating lease details.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet, and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the provisions of ASU 2016-02, but expects to report increased assets and liabilities as a result of reporting additional leases on the Company's consolidated statement of financial condition or results of operations of approximately $1.7 million. See Note 16 for operating lease details.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted the provisions of ASU 2016-01 in the first quarter of 2018. As of January 1, 2018, there was a one-time $40,000 net cumulative fair value adjustment that was reclassified within the Statement of Changes in Stockholders’ Equity. The fair value adjustment recognized for equity securities was a gross loss of $63,000 for the year ended December 31, 2018. This fair value adjustment will fluctuate between reporting periods and is based on market conditions.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance, such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e., an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted the provisions of ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. The majority of the Company’s revenues are derived from interest income and other sources, including loans, leases, securities and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within non-interest income and non-interest expense, and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include services fees on deposits accounts, interchange income, insurance commissions, other commissions, and the sale of OREO. Refer to Note 4 – Revenue Recognition from Contracts with Customers for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

NOTE 2— MERGER

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

Merger-related expenses are recorded in the Consolidated Statement of Income and include costs relating to the Company’s acquisition of FWVB, as described above.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. There were approximately $1.2 million of cumulative merger-related expenses, of which $854,000 and $356,000, were recorded in the Consolidated Statement of Income for the years ended December 31, 2018 and 2017, respectively.

As of the date of merger, FWVB had approximately $334.0 million of assets, $96.8 million of loans, and $282.9 million of deposits held across a network of 8 branches located in West Virginia and eastern Ohio.  The Company stockholders and FWVB stockholders now own approximately 76% and 24% of the combined company, respectively.

The FWVB merger is accounted for as an acquisition in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. To the extent we did not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we engaged third-party valuation specialists to assist us in determining such values. The results of the fair value evaluation generated goodwill and intangible assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual obligations or other legal rights.

The assets acquired and liabilities assumed of FWVB were recorded on the Company’s Consolidated Statement of Financial Condition at their estimated fair values as of April 30, 2018. Based on a purchase price allocation, the Company recorded $23.5 million in goodwill and $9.1 million in core deposit intangibles related to FWVB acquisition.

None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed in FWVB merger provisionally determined as of June 30, 2018 and as subsequently revised for measurement-period adjustments, including a reconciliation to the total purchase consideration, are as follows (dollars in thousands):

Consideration Paid:	Provision at June 30, 2018	Measurement Period Adjustments	December 31, 2018
Cash Paid for Redemption of FWVB Common Stock	$9,801	$-	$9,801
CB Financial Common Stock Issued in - Exchange for FWVB Common Stock	41,527	-	41,527
Total Consideration Paid	51,328	-	51,328

Assets Acquired:
Cash and Cash Equivalents	30,433	-	30,433
Net Loans	95,456	-	95,456
Investment Securities	187,628	-	187,628
Premises and Equipment	13,047	(9,335)	3,712
Bank Owned Life Insurance	4,212	-	4,212
Core Deposit Intangible	12,789	(3,662)	9,127
Deferred Tax Assets	(87)	1,411	1,324
Other Assets	3,030	-	3,030
Total Assets Acquired	346,508	(11,586)	334,922

Liabilities Assumed:
Deposits	281,620	-	281,620
Borrowings	22,329	-	22,329
Other Liabilities	3,117	-	3,117
Total Liabilities Assumed	307,066	-	307,066
Total Identifiable Net Assets	39,442	(11,586)	27,856
Goodwill Recognized	$11,886	$11,586	$23,472

The measurement-period adjustments were the result of continued refinement of certain estimates, particularly regarding the valuation of identified intangible assets, fixed assets, certain tax positions and deferred income taxes. As of December 31, 2018, we consider these balances to be complete. Goodwill of $23.5 million arising from the acquisition, included in the Community Banking segment.

As part of the FWVB merger, the Company identified employees from FWVB who would be retained and estimated a severance cost of $100,000 if those employees were terminated without cause within the first year of the merger.

The operating results of FWVB have been included in the Company’s Consolidated Statement of Income since the April 30, 2018, acquisition date. Total income of the acquired operations of FWVB consisted of net interest income of approximately $7.4 million, noninterest income of approximately $620,000, noninterest expense of approximately $6.0 million and net income of approximately $1.5 million from May 1, 2018 through December 31, 2018.

The following unaudited combined pro forma information presents the operating results for the years ended December 31, 2018 and 2017, respectively, as if the FWVB acquisition had occurred on January 1, 2017. The pro forma results have been prepared for comparative purposes only and require significant estimates and judgments. As a result, they are not necessarily indicative of the results that would have been obtained had the FWVB merger actually occurred on January 1, 2017 nor are they intended to be indicative of future results of operations (dollars in thousands, except per share data).

	Years Ended December 31,
	2018	2017
Net Interest Income	$41,357	$37,944
Noninterest Income	8,649	8,779
Noninterest Expense	39,737	33,733
Net Income	8,010	8,444

Earnings Per Share:
Basic	$1.61	$1.69
Diluted	1.59	1.68

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

	Years Ended December 31,
	2018	2017
Weighted-Average Common Shares Outstanding	5,247,794	4,363,346
Average Treasury Stock Shares	(265,980)	(275,155)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	4,981,814	4,088,191
Additional Common Stock Equivalents (Stock Options) Used to Calculate Diluted Earnings Per Share	49,316	22,181
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	5,031,130	4,110,372

Earnings per share:
Basic	$1.42	$1.70
Diluted	1.40	1.69

The dilutive effect on average shares outstanding is the result of stock options outstanding. For the years ended December 31, 2018 and 2017, respectively, options to purchase were 249,959 and 263,640 shares of common stock at a weighted average exercise price of $24.38 and $24.33 were outstanding. There were no stock options granted in the year ended December 31, 2018. Stock options that were outstanding for the grant year ended December 31, 2017 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock for the period.

NOTE 4—REVENUE RECOGNITION FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior periods’ amounts continue to be reported in accordance with legacy U.S. GAAP. The adoption of ASC 606 resulted in a change in recognition of revenue for insurance commissions. There were no changes in the accounting for all other in-scope revenue streams.

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

The following table below presents ASC 606 in-scope revenue streams and the impact of the accounting standard at the date indicted:

	(Dollars in thousands)
	Year Ended December 31, 2018

	As reported	Under Legacy GAAP	Impact of ASC 606
NONINTEREST INCOME
Service Fees on Deposit Accounts	$2,970	$2,970	$-
Insurance Commissions	3,763	3,754	9
Other Commissions	947	947	-
Other	135	135	-
Total	7,815	7,806	9

NONINTEREST EXPENSE
Other Real Estate Owned Expense	48	48	-
Total	48	48	-

Net Impact	7,767	7,758	9

Income Tax Expense	$1,631	$1,629	$2

Net Income	$7,052	$7,045	$7

Basic earnings per share	$1.42	$1.41	$-
Diluted earnings per share	$1.40	$1.40	$-

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income with the exception of Other Real Estate Owned Expense (Income), which is accounted for in Non-Interest Expense. The following table presents the Company’s sources of Non-Interest Income and Expense as of the date indicated:

(Dollars in thousands)
Year Ended December 31, 2018

NONINTEREST INCOME
Service Fees on Deposit Accounts (a)	$2,970
Insurance Commissions	3,763
Other Commissions (c)	947
Net Gains on Sales of Loans (b)	171
Net Gains on Sales of Investments (b)	-
Fair Value of Equity Securities (b)	(63)
Net Gains on Purchased Tax Credits (b)	44
Net Loss on Disposal of Fixed Assets (b)	(137)
Income from Bank-Owned Life Insurance (b)	509
Other (b)	135
Total non-interest income	8,339

NONINTEREST EXPENSE
Other Real Estate Owned Expense	48
Total non-interest expense	48

Net non-interest income	$8,291

(a)	Interchange fees and ATM fees are included within this line item.

(b)	Not within the scope of ASC 606.

(c)	The Other Commissions category includes wealth management referral fees, merchant services fees, check sales and safety deposit box rentals totaling $460,000 for the year ended December 31, 2018, which is in the scope of ASC 606; the remaining balance of $487,000 for the year ended December 31, 2018, mainly represents income derived from an assumable rate conversion (“ARC”) loan referral fee and a bank-owned life insurance policy claim for the year ended December 31, 2018, which are outside the scope of ASC 606. The following narrative describes the Company’s revenue streams accounted for under the guidance of ASC 606 as follows:

Service Fees on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees include services fees for ATM usage, stop payment charges, statement production, ACH and wire fees, which are recognized into income at the occurrence of an executed transaction and the point in time the Company fulfills the customer’s request. Account maintenance fees, which are primarily based on monthly maintenance activities, are earned over the course of the month, and satisfy the Company’s performance obligation. Overdraft fees are recognized as the overdrafts on customer’s accounts are incurred. The services fees on deposit accounts are automatically withdrawn from the customer’s accounts balance per their account agreement with the Company.

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

NOTE 5—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale as of December 31, 2018 and 2017, are as follows:

	(Dollars in thousands)
	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$82,506	$160	$(2,087)	$80,579
Obligations of States and Political Subdivisions	44,737	230	(366)	44,601
Mortgage-Backed Securities - Government-Sponsored Enterprises	97,535	582	(346)	97,771
Equity Securities - Mutual Funds	1,000	-	(32)	968
Equity Securities - Other	1,502	92	(104)	1,490
Total	$227,280	$1,064	$(2,935)	$225,409

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$67,603	$-	$(1,715)	$65,888
Obligations of States and Political Subdivisions	38,867	255	(134)	38,988
Mortgage-Backed Securities - Government-Sponsored Enterprises	17,123	-	(145)	16,978
Equity Securities - Mutual Funds	500	3	-	503
Equity Securities - Other	1,188	52	(14)	1,226
Total	$125,281	$310	$(2,008)	$123,583

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017:

	(Dollars in thousands)
	2018
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	-	$-	$-	23	$65,450	$(2,087)	23	$65,450	$(2,087)
Obligations of States and Political Subdivisions	24	13,212	(133)	25	11,918	(233)	49	25,130	(366)
Mortgage-Backed Securities - Government Sponsored Enterprises	-	-	-	9	13,874	(346)	9	13,874	(346)
Equity Securities - Mutual Fund	2	968	(32)	-	-	-	2	968	(32)
Equity Securities - Other	7	592	(68)	3	225	(36)	10	817	(104)
Total	33	$14,772	$(233)	60	$91,467	$(2,702)	93	$106,239	$(2,935)

	2017
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	7	$23,805	$(223)	16	$42,083	$(1,492)	23	$65,888	$(1,715)
Obligations of States and Political Subdivisions	20	10,061	(47)	9	4,397	(87)	29	14,458	(134)
Mortgage-Backed Securities - Government Sponsored Enterprises	9	16,978	(145)	-	-	-	9	16,978	(145)
Equity Securities - Other	5	458	(7)	1	53	(7)	6	511	(14)
Total	41	$51,302	$(422)	26	$46,533	$(1,586)	67	$97,835	$(2,008)

For debt securities, the Company does not believe any individual unrealized loss as of December 31, 2018, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost and the financial condition of the issuer. The securities that are temporarily impaired at December 31, 2018 and 2017, relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

Investment securities available-for-sale with a carrying value of $126.1 million and $83.8 million at December 31, 2018 and 2017, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.

The scheduled maturities of investment securities available-for-sale at December 31, 2018, are summarized as follows:

	(Dollars in thousands)
	2018
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$2,258	$2,282
Due after One Year through Five Years	75,977	74,066
Due after Five Years through Ten Years	50,681	50,591
Due after Ten Years	98,364	98,470
Total	$227,280	$225,409

Equity securities – mutual funds and equity securities – other do not have a scheduled maturity date, but have been included in the due after ten years category.

Sales of available-for-sale investments due to the FWVB merger were $80.3 million and sold at their fair market value on the day of the merger and according to purchase accounting guidance and Topic 805 – Business Combinations, no gain or loss on sale was recognized. Sales of available-for-sale investment securities in 2017, resulted in gross gains of $207,000, and a gross loss for $8,000. This realized loss on the sale of securities was by design to mitigate risk and utilize the sale proceeds in higher yielding security purchases. The investment sales in 2017, were predominately in equity securities and were recognized to utilize a remaining capital loss deferred tax asset carry-forward from the Fed First Financial merger and accounted for an approximate reduction of federal income tax of $22,000.

The following table shows the Company’s available-for-sale obligations of states and political subdivisions and their sources of repayment as of December 31, 2018 and 2017, respectively:

	(Dollars in thousands)
	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General Obligation:
Pennsylvania Municipalities:
School	$27,319	$27,143	$29,671	$29,755
Public Improvement	3,532	3,508	3,095	3,103
Other State Municipalities:
School	4,296	4,277	-	-
Public Improvement	5,321	5,370	-	-
Total General Obligation	40,468	40,298	32,766	32,858

Special Revenue
Pennsylvania Political Subdivisions:
Other	2,144	2,133	2,221	2,227
Other State Political Subdivisions:
School	-	-	2,653	2,659
Public Improvement	330	342	977	992
Water and Sewer	-	-	250	252
Other	1,795	1,828	-	-
Total Special Revenue	4,269	4,303	6,101	6,130
Total Obligations of States and Political Subdivisions	$44,737	$44,601	$38,867	$38,988

The Company has a concentration of obligations of municipal and political subdivisions in the Commonwealth of Pennsylvania, primarily in obligations of school districts. These investments are not concentrated geographically within any region of Pennsylvania as they are disbursed over the entire Commonwealth. School district bonds are backed by the individual school districts and also by the Commonwealth via an enhanced rating under the State Aid Withholding Program, Intercept Program or Act 50 in Pennsylvania. In addition, most investments in this area also have credit support from various insuring agencies. In addition, due to the FWVB merger, obligations of municipal and political subdivisions in other states outside the Commonwealth of Pennsylvania were acquired. The main concentration of out of state obligations of municipal and political subdivisions are in Texas, Ohio and New York.

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

NOTE 6—LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the major classifications of loans as of December 31, 2018 and 2017:

	(Dollars in thousands)
	2018	2017
Originated Loans
Real Estate:
Residential	$233,679	$200,486
Commercial	212,268	160,235
Construction	46,824	36,149
Commercial and Industrial	97,466	100,294
Consumer	119,731	114,358
Other	11,623	3,376
Total Originated Loans	721,591	614,898
Allowance for Loan Losses	(8,942)	(8,215)
Loans, Net	$712,649	$606,683

Loans Acquired at Fair Value
Real Estate:
Residential	$91,277	$72,952
Commercial	74,876	48,802
Construction	2,000	-
Commercial and Industrial	15,730	7,541
Consumer	2,510	199
Other	4,888	-
Total Loans Acquired at Fair Value	191,281	129,494
Allowance for Loan Losses	(616)	(581)
Loans, Net	$190,665	$128,913

Total Loans
Real Estate:
Residential	$324,956	$273,438
Commercial	287,144	209,037
Construction	48,824	36,149
Commercial and Industrial	113,196	107,835
Consumer	122,241	114,557
Other	16,511	3,376
Total Loans	912,872	744,392
Allowance for Loan Losses	(9,558)	(8,796)
Loans, Net	$903,314	$735,596

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $99.0 and $95.4 million at December 31, 2018 and 2017, respectively. Total unamortized net deferred loan fees were $926,000 and $808,000 at December 31, 2018 and 2017, respectively.

Loans summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of December 31, 2018 and 2017, are as follows:

	(Dollars in thousands)
	2018
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$232,059	$1,071	$549	$-	$233,679
Commercial	205,284	5,109	704	1,171	212,268
Construction	43,522	2,902	400	-	46,824
Commercial and Industrial	87,361	8,810	228	1,067	97,466
Consumer	119,648	-	83	-	119,731
Other	11,623	-	-	-	11,623
Total Originated Loans	$699,497	$17,892	$1,964	$2,238	$721,591

Loans Acquired at Fair Value
Real Estate:
Residential	$89,490	$851	$936	$-	$91,277
Commercial	67,221	7,175	480	-	74,876
Construction	2,000	-	-	-	2,000
Commercial and Industrial	15,714	-	16	-	15,730
Consumer	2,510	-	-	-	2,510
Other	4,785	103	-	-	4,888
Total Loans Acquired at Fair Value	$181,720	$8,129	$1,432	$-	$191,281

Total Loans
Real Estate:
Residential	$321,549	$1,922	$1,485	$-	$324,956
Commercial	272,505	12,284	1,184	1,171	287,144
Construction	45,522	2,902	400	-	48,824
Commercial and Industrial	103,075	8,810	244	1,067	113,196
Consumer	122,158	-	83	-	122,241
Other	16,408	103	-	-	16,511
Total Loans	$881,217	$26,021	$3,396	$2,238	$912,872

80

	2017
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$198,869	$1,031	$586	$-	$200,486
Commercial	143,824	13,161	2,716	534	160,235
Construction	35,571	-	535	43	36,149
Commercial and Industrial	84,910	11,460	2,589	1,335	100,294
Consumer	114,287	-	71	-	114,358
Other	3,376	-	-	-	3,376
Total Originated Loans	$580,837	$25,652	$6,497	$1,912	$614,898

Loans Acquired at Fair Value
Real Estate:
Residential	$71,176	$-	$1,776	$-	$72,952
Commercial	43,297	5,004	501	-	48,802
Construction	-	-	-	-	-
Commercial and Industrial	7,270	5	189	77	7,541
Consumer	199	-	-	-	199
Total Loans Acquired at Fair Value	$121,942	$5,009	$2,466	$77	$129,494

Total Loans
Real Estate:
Residential	$270,045	$1,031	$2,362	$-	$273,438
Commercial	187,121	18,165	3,217	534	209,037
Construction	35,571	-	535	43	36,149
Commercial and Industrial	92,180	11,465	2,778	1,412	107,835
Consumer	114,486	-	71	-	114,557
Other	3,376	-	-	-	3,376
Total Loans	$702,779	$30,661	$8,963	$1,989	$744,392

At December 31, 2018 and 2017, there were no loans in the criticized category of loss.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2018 and 2017:

	(Dollars in thousands)
	2018
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$231,154	$1,374	$72	$324	$1,770	$755	$233,679
Commercial	212,002	84	182	-	266	-	212,268
Construction	46,824	-	-	-	-	-	46,824
Commercial and Industrial	96,222	216	-	-	216	1,028	97,466
Consumer	118,256	1,319	70	3	1,392	83	119,731
Other	11,623	-	-	-	-	-	11,623
Total Originated Loans	$716,081	$2,993	$324	$327	$3,644	$1,866	$721,591

Loans Acquired at Fair Value
Real Estate:
Residential	$89,405	$408	$65	$-	$473	$1,399	$91,277
Commercial	74,799	77	-	-	77	-	74,876
Construction	2,000	-	-	-	-	-	2,000
Commercial and Industrial	15,662	52	-	-	52	16	15,730
Consumer	2,491	18	1	-	19	-	2,510
Other	4,888	-	-	-	-	-	4,888
Total Loans Acquired at Fair Value	$189,245	$555	$66	$-	$621	$1,415	$191,281

Total Loans
Real Estate:
Residential	$320,559	$1,782	$137	$324	$2,243	$2,154	$324,956
Commercial	286,801	161	182	-	343	-	287,144
Construction	48,824	-	-	-	-	-	48,824
Commercial and Industrial	111,884	268	-	-	268	1,044	113,196
Consumer	120,747	1,337	71	3	1,411	83	122,241
Other	16,511	-	-	-	-	-	16,511
Total Loans	$905,326	$3,548	$390	$327	$4,265	$3,281	$912,872

82

	2017
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$198,564	$1,088	$310	$-	$1,398	$524	$200,486
Commercial	159,947	-	-	-	-	288	160,235
Construction	36,106	-	-	-	-	43	36,149
Commercial and Industrial	96,863	125	1,227	-	1,352	2,079	100,294
Consumer	112,965	1,142	154	26	1,322	71	114,358
Other	3,376	-	-	-	-	-	3,376
Total Originated Loans	$607,821	$2,355	$1,691	$26	$4,072	$3,005	$614,898

Loans Acquired at Fair Value
Real Estate:
Residential	$71,333	$398	$180	$142	$720	$899	$72,952
Commercial	48,802	-	-	-	-	-	48,802
Construction	-	-	-	-	-	-	-
Commercial and Industrial	7,448	77	-	-	77	16	7,541
Consumer	199	-	-	-	-	-	199
Total Loans Acquired at Fair Value	$127,782	$475	$180	$142	$797	$915	$129,494

Total Loans
Real Estate:
Residential	$269,897	$1,486	$490	$142	$2,118	$1,423	$273,438
Commercial	208,749	-	-	-	-	288	209,037
Construction	36,106	-	-	-	-	43	36,149
Commercial and Industrial	104,311	202	1,227	-	1,429	2,095	107,835
Consumer	113,164	1,142	154	26	1,322	71	114,557
Other	3,376	-	-	-	-	-	3,376
Total Loans	$735,603	$2,830	$1,871	$168	$4,869	$3,920	$744,392

Total unrecorded interest income related to nonaccrual loans was $66,000 and $74,000 for 2018 and 2017, respectively.

A summary of the loans considered impaired as of December 31, 2018, and 2017, are as follows:

	(Dollars in thousands)
	2018
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$71	$-	$74	$82	$4
Commercial	1,550	-	1,550	1,626	74
Construction	400	-	400	466	25
Commercial and Industrial	382	-	394	403	5
Total With No Related Allowance Recorded	$2,403	$-	$2,418	$2,577	$108

Loans Acquired at Fair Value
Real Estate:
Residential	$1,212	$-	$1,212	$1,234	$63
Commercial	2,466	-	2,466	1,868	123
Total With No Related Allowance Recorded	$3,678	$-	$3,678	$3,102	$186

Total Loans
Real Estate:
Residential	$1,283	$-	$1,286	$1,316	$67
Commercial	4,016	-	4,016	3,494	197
Construction	400	-	400	466	25
Commercial and Industrial	382	-	394	403	5
Total With No Related Allowance Recorded	$6,081	$-	$6,096	$5,679	$294

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$674	$211	$674	$716	$40
Commercial and Industrial	1,066	787	1,171	1,193	63
Total With A Related Allowance Recorded	$1,740	$998	$1,845	$1,909	$103

Loans Acquired at Fair Value
Real Estate:
Commercial	$44	$8	$44	$29	$3
Commercial and Industrial	16	6	16	16	-
Total With A Related Allowance Recorded	$60	$14	$60	$45	$3

Total Loans
Real Estate:
Commercial	$718	$219	$718	$745	$43
Commercial and Industrial	1,082	793	1,187	1,209	63
Total With A Related Allowance Recorded	$1,800	$1,012	$1,905	$1,954	$106

	2018 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$71	$-	$74	$82	$4
Commercial	2,224	211	2,224	2,342	114
Construction	400	-	400	466	25
Commercial and Industrial	1,448	787	1,565	1,596	68
Total Impaired Loans	$4,143	$998	$4,263	$4,486	$211

Loans Acquired at Fair Value
Real Estate:
Residential	$1,212	$-	$1,212	$1,234	$63
Commercial	2,510	8	2,510	1,897	126
Commercial and Industrial	16	6	16	16	-
Total Impaired Loans	$3,738	$14	$3,738	$3,147	$189

Total Loans
Real Estate:
Residential	$1,283	$-	$1,286	$1,316	$67
Commercial	4,734	219	4,734	4,239	240
Construction	400	-	400	466	25
Commercial and Industrial	1,464	793	1,581	1,612	68
Total Impaired Loans	$7,881	$1,012	$8,001	$7,633	$400

85

	2017
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$89	$-	$91	$114	$4
Commercial	2,142	-	2,142	2,297	104
Construction	578	-	578	629	26
Commercial and Industrial	1,002	-	1,002	1,058	28
Other	1	-	1	3	-
Total With No Related Allowance Recorded	$3,812	$-	$3,814	$4,101	$162

Loans Acquired at Fair Value
Real Estate:
Residential	$1,257	$-	$1,257	$1,278	$65
Commercial	927	-	927	965	51
Commercial and Industrial	189	-	189	320	12
Total With No Related Allowance Recorded	$2,373	$-	$2,373	$2,563	$128

Total Loans
Real Estate:
Residential	$1,346	$-	$1,348	$1,392	$69
Commercial	3,069	-	3,069	3,262	155
Construction	578	-	578	629	26
Commercial and Industrial	1,191	-	1,191	1,378	40
Other	1	-	1	3	-
Total With No Related Allowance Recorded	$6,185	$-	$6,187	$6,664	$290

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,480	$351	$1,480	$1,509	$65
Commercial and Industrial	2,927	1,264	3,019	3,346	159
Total With A Related Allowance Recorded	$4,407	$1,615	$4,499	$4,855	$224

Loans Acquired at Fair Value
Real Estate:
Commercial and Industrial	$77	$3	$77	$98	$4
Total With A Related Allowance Recorded	$77	$3	$77	$98	$4

Total Loans
Real Estate:
Commercial	$1,480	$351	$1,480	$1,509	$65
Commercial and Industrial	3,004	1,267	3,096	3,444	163
Total With A Related Allowance Recorded	$4,484	$1,618	$4,576	$4,953	$228

	2017 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$89	$-	$91	$114	$4
Commercial	3,622	351	3,622	3,806	169
Construction	578	-	578	629	26
Commercial and Industrial	3,929	1,264	4,021	4,404	187
Other	1	-	1	3	-
Total Impaired Loans	$8,219	$1,615	$8,313	$8,956	$386

Loans Acquired at Fair Value
Real Estate:
Residential	$1,257	$-	$1,257	$1,278	$65
Commercial	927	-	927	965	51
Commercial and Industrial	266	3	266	418	16
Total Impaired Loans	$2,450	$3	$2,450	$2,661	$132

Total Loans
Real Estate:
Residential	$1,346	$-	$1,348	$1,392	$69
Commercial	4,549	351	4,549	4,771	220
Construction	578	-	578	629	26
Commercial and Industrial	4,195	1,267	4,287	4,822	203
Other	1	-	1	3	-
Total Impaired Loans	$10,669	$1,618	$10,763	$11,617	$518

Impaired loans were $7.9 million as of December 31, 2018, as compared to $10.7 million as of December 31, 2017, a decrease of $2.8 million. This was primarily due to three commercial and industrial loan relationships that were evaluated for impairment and had charge-offs of approximately $1.2 million in the current year. These loan relationships are in various stages of the collection process and the Bank is actively pursuing recovery efforts for each of these loan relationships. In addition, other commercial real estate and commercial and industrial impaired loans paid-off during the year ended December 31, 2018.

Loans classified as TDRs consisted of 12 and 16 loans totaling $3.6 and $4.5 million as of December 31, 2018 and 2017, respectively. Originated loans classified as TDRs consisted of six and eight loans totaling $2.1 million and $2.6 million as of December 31, 2018 and 2017, respectively. Loans acquired at fair value classified as TDRs consisted of six and eight loans totaling $1.5 and $1.9 million at December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, one originated commercial & industrial line of credit was charged-off due to deteriorating customer financial performance. Loan payments continue to be made timely as of December 31, 2018 and this loan is considered performing under the modified terms of the TDR agreement. Another originated commercial & industrial line of credit loan modified into a term loan with a balloon payment under a TDR agreement. One originated commercial real estate loan that previously entered into a TDR agreement paid-off. One originated consumer loan that previously entered into a TDR agreement paid-off. One commercial & industrial and one commercial real estate loans acquired at fair value that previously entered into TDR agreements paid-off. One residential real estate loan that was acquired at fair value during the FWVB merger as a TDR was paid-off as of December 31, 2018.

During the year ended December 31, 2017, one originated residential real estate loan was given extended terms in a new TDR transaction and subsequently sold partial collateral to paydown the existing loan balance by the current year-end. During the year ended December 31, 2017, one commercial loan TDR that had extended terms per the merger with FedFirst, acquired at fair value, paid off.

No TDRs have subsequently defaulted during the years ended December 31, 2018 and 2017, respectively.

The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated.

	(Dollars in thousands)
	Year Ended December 31, 2018
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

Loans acquired in connection with the previous mergers were recorded at their estimated fair value at the acquisition date and did not include a carryover of the allowance for loan losses because the determination of the fair value of acquired loans incorporated credit risk assumptions. The loans acquired with evidence of deterioration in credit quality since origination for which it was probable that all contractually required payments would not be collected were not significant to the consolidated financial statements of the Company.

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
Balance at December 31, 2016	$1,640
Accretable yield	(597)
Reduction due to unexpected early payoffs	(171)
Nonaccretable discount	(112)
Balance at December 31, 2017	760
Acquired Loan Purchase Accounting Adjustment related to FWVB Merger at April 30, 2018	1,348
Accretable yield	(299)
Adjustment due to unexpected early payoffs	98
Nonaccretable premium	5
Balance at December 31, 2018	$1,912

Certain directors, executive officers and principal stockholders of the Company, including family members or companies in which they are principal owners, are loan customers of the Company. Such loans are made in the normal course of business, and summarized as follows:

	(Dollars in thousands)
	2018	2017
Balance, January 1	$7,173	$7,545
Additions	2,000	362
Payments	(2,939)	(734)
Balance, December 31	$6,234	$7,173

The activity in the allowance for loan loss summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment as of December 31, 2018 and 2017 is summarized below:

	(Dollars in thousands)
	2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Beginning Balance	$891	$1,799	$276	$2,461	$2,358	$-	$430	$8,215
Charge-offs	(28)	-	-	(1,398)	(597)	-	-	(2,023)
Recoveries	19	51	-	5	150	-	-	225
Provision	159	195	118	2,070	116	-	(133)	2,525
Ending Balance	$1,041	$2,045	$394	$3,138	$2,027	$-	$297	$8,942
Individually Evaluated for Impairment	$-	$211	$-	$787	$-	$-	$-	$998
Collectively Evaluated for Potential Impairment	$1,041	$1,834	$394	$2,351	$2,027	$-	$297	$7,944

Loans Acquired at Fair Value
Beginning Balance	$-	$490	$-	$83	$-	$-	$8	$581
Charge-offs	(36)	-	-	(58)	-	-	-	(94)
Recoveries	9	117	-	-	3	-	-	129
Provision	27	(131)	-	82	(3)	-	25	-
Ending Balance	$-	$476	$-	$107	$-	$-	$33	$616
Individually Evaluated for Impairment	$-	$8	$-	$6	$-	$-	$-	$14
Collectively Evaluated for Potential Impairment	$-	$468	$-	$101	$-	$-	$33	$602

Total Allowance for Loan Losses
Beginning Balance	$891	$2,289	$276	$2,544	$2,358	$-	$438	$8,796
Charge-offs	(64)	-	-	(1,456)	(597)	-	-	(2,117)
Recoveries	28	168	-	5	153	-	-	354
Provision	186	64	118	2,152	113	-	(108)	2,525
Ending Balance	$1,041	$2,521	$394	$3,245	$2,027	$-	$330	$9,558
Individually Evaluated for Impairment	$-	$219	$-	$793	$-	$-	$-	$1,012
Collectively Evaluated for Potential Impairment	$1,041	$2,302	$394	$2,452	$2,027	$-	$330	$8,546

89

	2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Beginning Balance	$1,106	$1,942	$65	$1,579	$2,463	$-	$128	$7,283
Charge-offs	(22)		-	-	(915)	-	-	(937)
Recoveries	13		-	37	199	-	-	249
Provision	(206)	(143)	211	845	611	-	302	1,620
Ending Balance	$891	$1,799	$276	$2,461	$2,358	$-	$430	$8,215
Individually Evaluated for Impairment	$-	$351	$-	$1,264	$-	$-	$-	$1,615
Collectively Evaluated for Potential Impairment	$891	$1,448	$276	$1,197	$2,358	$-	$430	$6,600

Loans Acquired at Fair Value
Beginning Balance	$-	$365	$-	$120	$-	$-	$35	$520
Charge-offs	(109)	(132)	-	-	(4)	-	-	(245)
Recoveries	49	3	-	-	4	-	-	56
Provision	60	254	-	(37)	-	-	(27)	250
Ending Balance	$-	$490	$-	$83	$-	$-	$8	$581
Individually Evaluated for Impairment	$-	$-	$-	$3	$-	$-	$-	$3
Collectively Evaluated for Potential Impairment	$-	$490	$-	$80	$-	$-	$8	$578

Total Allowance for Loan Losses
Beginning Balance	$1,106	$2,307	$65	$1,699	$2,463	$-	$163	$7,803
Charge-offs	(131)	(132)	-	-	(919)	-	-	(1,182)
Recoveries	62	3	-	37	203	-	-	305
Provision	(146)	111	211	808	611	-	275	1,870
Ending Balance	$891	$2,289	$276	$2,544	$2,358	$-	$438	$8,796
Individually Evaluated for Impairment	$-	$351	$-	$1,267	$-	$-	$-	$1,618
Collectively Evaluated for Potential Impairment	$891	$1,938	$276	$1,277	$2,358	$-	$438	$7,178

The following tables present the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of December 31, 2018 and 2017:

	(Dollars in thousands)
	2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$71	$2,224	$400	$1,448	$-	$-	$4,143
Collectively Evaluated for Potential Impairment	233,608	210,044	46,424	96,018	119,731	11,623	717,448
	$233,679	$212,268	$46,824	$97,466	$119,731	$11,623	$721,591

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,212	$2,510	$-	$16	$-	$-	$3,738
Collectively Evaluated for Potential Impairment	90,065	72,366	2,000	15,714	2,510	4,888	187,543
	$91,277	$74,876	$2,000	$15,730	$2,510	$4,888	$191,281

Total Loans
Individually Evaluated for Impairment	$1,283	$4,734	$400	$1,464	$-	$-	$7,881
Collectively Evaluated for Potential Impairment	323,673	282,410	48,424	111,732	122,241	16,511	904,991
	$324,956	$287,144	$48,824	$113,196	$122,241	$16,511	$912,872

	2017
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$89	$3,622	$578	$3,929	$-	$1	$8,219
Collectively Evaluated for Potential Impairment	200,397	156,613	35,571	96,365	114,358	3,375	606,679
	$200,486	$160,235	$36,149	$100,294	$114,358	$3,376	$614,898

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,257	$927	$-	$266	$-	$-	$2,450
Collectively Evaluated for Potential Impairment	71,695	47,875	-	7,275	199	-	127,044
	$72,952	$48,802	$-	$7,541	$199	$-	$129,494

Total Loans
Individually Evaluated for Impairment	$1,346	$4,549	$578	$4,195	$-	$1	$10,669
Collectively Evaluated for Potential Impairment	272,092	204,488	35,571	103,640	114,557	3,375	733,723
	$273,438	$209,037	$36,149	$107,835	$114,557	$3,376	$744,392

NOTE 7—PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	(Dollars in thousands)
	2018	2017

Land	$3,808	$2,040
Building	23,460	16,217
Leasehold Improvements	1,568	1,795
Furniture, Fixtures, and Equipment	11,755	10,574
Property Held Under Capital Lease	299	299
Fixed Assets in Process	54	2,302
	40,944	33,227
Less Accumulated Depreciation and Amortization	(17,496)	(16,515)
Total Premises and Equipment	$23,448	$16,712

Depreciation and amortization expense on premises and equipment was $1.3 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively. Commitments for awarded construction contracts in 2017, were $3.6 million of which $250,000 has been paid as of December 31, 2017. There were no commitments for awarded construction contracts for the year ended December 31, 2018.

NOTE 8—CORE DEPOSIT INTANGIBLE & GOODWILL

A summary of core deposit intangible assets is as follows:

Carrying Amount
Balance at December 31, 2016	$3,819
Amortization Expense	(534)
Balance at December 31, 2017	3,285
Addition of Core Deposit Intangible from FWVB Merger	9,126
Amortization Expense	(1,477)
Balance at December 31, 2018	$10,934

Core deposit intangible assets related to the FWVB merger totaled $9.1 million, with an estimated life of approximately 6.5 years and the FedFirst merger totaled $5.0 million, with an estimated life of approximately nine years. Amortization expense on the core deposit intangible is expected to be approximately $1.9 million per year and is expected to total approximately $9.7 million over the next five years.

The following table shows a reconciliation of the changes in Goodwill:

Carrying Amount
Balance at December 31, 2017	$4,953
Goodwill associated to the FWVB merger on April 30, 2018	23,472
Balance at December 31, 2018	$28,425

The total amount of goodwill above has been allocated solely to the Community Banking segment.

NOTE 9—DEPOSITS

The following table shows the maturities of time deposits for the next five years and beyond as of December 31, 2018 (dollars in thousands):

2018
2019	$92,983
2020	53,009
2021	21,868
2022	26,547
2023	14,006
Beyond 2023	6,478
Total	$214,891

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $68.0 million and $52.1 million as of December 31, 2018 and 2017, respectively.

NOTE 10—SHORT-TERM BORROWINGS

The following table sets forth the components of short-term borrowings as of the years indicated.

	(Dollars in thousands)
	2018		2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$37	2.70%	$75	-%
Maximum Amount Outstanding at any Month End	1,500		550

FHLB Borrowings:
Balance at Period End	-	-	13,764	1.57
Average Balance Outstanding During the Period	19,726	1.86	215	0.93
Maximum Amount Outstanding at any Month End	98,960		13,764

Securities Sold Under Agreements to Repurchase:
Balance at Period End	30,979	0.54	25,841	0.26
Average Balance Outstanding During the Period	29,300	0.53	26,350	0.31
Maximum Amount Outstanding at any Month End	35,661		27,951

Securities Collaterizing the Agreements at Period-End:
Carrying Value	48,131		38,953
Market Value	47,083		38,081

NOTE 11—OTHER BORROWED FUNDS

Other borrowed funds consist of fixed rate, long-term advances from the FHLB with remaining maturities as follows:

	(Dollars in thousands)
	2018		2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$6,000	1.78%	$4,500	1.41%
Due After One Year to Two Years	6,000	1.97	6,000	1.78
Due After Two Years to Three Years	5,000	2.18	6,000	1.97
Due After Three Years to Four Years	3,000	2.41	5,000	2.18
Due After Four Years to Five Years	-	-	3,000	2.41
Due After Five Years	-	-	-	-
Total	$20,000	2.03	$24,500	1.92

The Bank maintains a credit arrangement with the FHLB with a maximum borrowing limit of approximately $373.4 million as of December 31, 2018. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Bank’s investment in FHLB stock. Under this arrangement the Bank had available a variable rate line of credit in the amount of $147.0 million and $143.1 million as of December 31, 2018 and 2017, respectively, of which, there was no outstanding balance as of December 31, 2018 and December 31, 2017.

A Borrower-In-Custody of Collateral agreement was entered into with the Federal Reserve Bank for $107.9 million line of credit. This credit agreement requires quarterly certification of collateral, is subject to annual renewal, incurs no service charge, and is secured by commercial and consumer indirect loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million and $40.0 million as of December 31, 2018, and 2017, respectively. There was a total increase of $20.0 million in multiple line of credit agreements due to the FWVB merger. As of December 31, 2018, and 2017, no draws had been taken on these facilities. The Company is not a party to any credit arrangements.

NOTE 12—INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. At December 31, 2017, we have completed our accounting for the tax effects of enactment of the Tax Act.

As described below, we have made a reasonable estimate of the effects on our existing deferred tax balances as of December 31, 2017. We re-measured all of our deferred tax assets (“DTA”) and liabilities (“DTL”) based on the rates at which they are expected to reverse in the future. We recognized an income tax benefit of $89,000 for the year ended December 31, 2017, related to adjusting our net deferred tax liability balance to reflect the new corporate tax rate.

In addition, DTAs/DTLs related to available for sale (“AFS”) securities unrealized losses that were revalued as of December 31, 2017, noted above created a “stranded tax effects” in Accumulated Other Comprehensive Income (“AOCI”) due to the enactment of the Tax Act. The issue arose due to the nature of GAAP recognition of tax rate change effects on the AFS DTA/DTL revaluation as an adjustment to income tax provision.

In February 2018, FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220). As disclosed in Note 1 at December 31, 2017, the Company early adopted the provisions of ASU 2018-02 and recorded a reclassification adjustment of $220,000 from AOCI to retained earnings for stranded tax effects related to AFS securities resulting from the newly enacted corporate tax rate. The amount of the reclassification was the difference between the 35 percent historical corporate tax rate and the newly enacted 21 percent corporate tax rate. See Statement of Changes in Stockholders’ Equity for additional details and reclassification impact due to impact of ASU 2018-02.

The accounting for the effects of the tax rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Reconciliation of income tax provision for the years ended December 31, 2018 and 2017:

	(Dollars in thousands)
	2018	2017
Current Payable	$515	$3,137
Tax Act impact of the stranded tax effect related to deferred taxes for AFS securities	-	220
Tax Act impact on remaining deferred tax assets and liabilities	-	(309)
Deferred Expense (Benefit)	1,023	(174)
Total Provision	$1,538	$2,874

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are as follows:

		(Dollars in thousands)
		2018	2017
Deferred Tax Assets:
Allowance for Loan Losses		$2,063	$1,847
Amortization of Core Deposit Intangible		1	9
Amortization of Intangibles		72	68
Tax Credit Carryforwards		2,010	-
Unrealized Loss of AFS - Merger Tax Adjustment		894	-
Postretirement Benefits		30	31
Net Unrealized Loss on Securities		383	357
Passthrough Entities		2	2
Stock-Based Compensation Expense		28	17
Accrued Payroll		44	-
OREO		121	-
Purchase Accounting Adjustments - Acquired Loans		413	160
Deferred Compensation		55	-
Other		67	92
Gross Deferred Tax Assets		6,183	2,583
100% Valuation Allowance - AMT Tax Credit Carryforward	(1)	(1,311)	-
		4,872	2,583
Deferred Tax Liabilities:
Deferred Origination Fees and Costs		292	260
Depreciation		714	375
Mortgage Servicing Rights		198	191
Purchase Accounting Adjustment - Core Deposit Intangible		2,361	690
Purchase Accounting Adjustments - Fixed Assets		321	810
Purchase Accounting Adjustments - Certificates of Deposit		175	-
Goodwill		412	379
Gross Deferred Tax Liabilities		4,473	2,705
Net Deferred Tax Assets (Liabilities)	(2)	$399	$(122)

(1)	The 100% valuation allowance for AMT tax credit carry-forward acquired in the FWVB merger is due to an unaddressed tax deadline as of December 31, 2018. See below narrative for further explanation.
(2)	The 2018 and 2017 DTAs and DTLs are tax effected by 21% according to the 2017 enactment of the Tax Cuts and Jobs Act.

While the Tax Cuts and Jobs Act (“Tax Act”) was the first major overhaul of the Internal Revenue Code in the last 30 years, it has many items that are left unaddressed once certain tax deadlines pass and no formal regulations are known as of December 31, 2018. One of these unaddressed tax deadlines is the expiration of the AMT credit carry-forward after the 2021 tax year. Pre – Tax Act regulations allowed for AMT credits to carry-forward infinitely. It has been determined that an AMT credit carry-forward of approximately $1.3 million, acquired in the FWVB merger on April 30, 2018, is in an uncertain tax position (“UTP”) and in accordance with FIN 48 – Accounting for Uncertain Tax Positions under ASC Topic 740, a valuation allowance has been established for the AMT credit completely offsetting the deferred tax asset balance of $1.3 million against goodwill. This is in accordance with ASC Topic 805 – Business Combinations, due to the AMT credit carry-forward being realized under current tax law and minimal possibility of utilization as of the 2021 tax year, deemed to have no current value and offset into goodwill as a purchase accounting adjustment.

No other valuation allowance was established against the remaining deferred tax assets in view of the Company’s cumulative history of earnings and anticipated future taxable income as evidenced by the Company’s earnings potential at December 31, 2018 and 2017.

Deferred taxes at December 31, 2018 and 2017, are included in other assets in the accompanying Consolidated Statement of Financial Condition.

A reconciliation of the federal income tax expense at statutory income tax rates and the actual income tax expense on income before taxes is shown below:

	(Dollars in thousands)
	2018		2017
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income

Provision at Statutory Rate	$1,804	21.0%	$3,338	34.0%
State Taxes (Net of Federal Benefit)	98	1.1	79	0.8
Effect of Tax-Free Income	(312)	(3.6)	(395)	(4.0)
BOLI Income	(197)	(2.3)	(162)	(1.6)
Merger Expenses	54	0.6	119	1.2
Stock Options - ISO	38	0.5	51	0.5
Effect of the enactment of the Tax Act	-	-	(89)	(0.9)
Other	53	0.6	(67)	(0.7)
Actual Tax Expense and Effective Rate	$1,538	17.9%	$2,874	29.3%

The Company’s federal and Pennsylvania income tax returns are no longer subject to examination by federal or Commonwealth of Pennsylvania taxing authorities for years before 2015. Due to the FWVB merger, the Company has additional state income tax exposure in West Virginia on a consolidated income tax return basis. As of December 31, 2018 and 2017, there were no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. There were no interest or penalties accrued at December 31, 2018 and 2017.

NOTE 13—EMPLOYEE BENEFITS

SAVINGS AND PROFIT SHARING PLAN

The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4% of an employee’s contribution at the rate of $0.25 on the dollar. All employees who are over the age of 18 and completed six months of employment are eligible to participate in the plan. The Company made contributions of $172,000 and $141,000 in 2018 and 2017, respectively, to this plan. The 401(k) Plan includes a “safe harbor” provision and a discretionary retirement contribution. The Company made contributions of $752,000 and $636,000 for the “safe harbor” provision in 2018 and 2017, respectively.

2015 EQUITY INCENTIVE PLAN AND STOCK OPTION PLANS

Details of the restricted stock awards and stock option grant under the 2015 Equity Incentive Plan are summarized as follows at the grant date indicated.

	December 14, 2018	December 15, 2017
Number of restricted shares granted	18,750	8,250
Number of stock options granted	-	40,015
Grant date common stock price	$25.45	$30.75
Restricted shares market value before tax	477,000	254,000
Stock options market value before tax	-	248,000

Stock option pricing assumptions
Expected life in years	-	6.5
Expected dividend yield	-	2.86%
Risk-free interest rate	-	2.05%
Expected volatility	-	26.2%
Weighted average grant date fair value	$-	$6.21

The Company generally recognizes expense over the one-year vesting period for the restricted stock awards with the exception of the December 14, 2018 grant, which have a five-year vesting period. In addition, stock options granted in 2017 have a five-year vesting period. Stock-based compensation expense related to restricted stock awards and stock options was $482,000 and $361,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, respectively, total unrecognized compensation expense was $596,000 and $850,000 related to nonvested stock options, and $ 473,000 and $242,000 related to restricted stock awards. The Company accrued tax benefit for non-qualified stock options of $12,000 and $13,000 for the years ended December 31, 2018 and 2017, respectively.

Intrinsic value represents the amount by which the fair value of the underlying stock at December 31, 2018 and 2017, exceeds the exercise price of the stock options. The intrinsic value of stock options was $413,000 and $1.5 million at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, respectively, there were 11,612 and 5,991 shares available under the Plan to be issued in connection with the exercise of stock options, and 93,074 and 111,824 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted.

The following table presents stock option data for the years indicated:

	2018			2017
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at beginning of year	263,640	$24.33	8.5	227,100	$23.17	9.2
Granted	-	-	-	40,015	30.75	10.0
Exercised	(9,319)	22.84		(1,400)	22.25
Forfeited	(4,362)	24.36		(2,075)	23.21
Outstanding at end of year	249,959	24.38	7.5	263,640	24.33	8.5

Exercisable at end of year	121,831	23.44	7.2	78,705	22.78	8.1

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested at end of year	128,128	$25.28	7.7	184,935	$24.99	8.6

The following table presents restricted stock award data at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested at December 31, 2016	6,086	$26.45	1.0
Granted	8,250	30.75	1.0
Vested	(6,086)	(26.45)	(1.0)
Forfeited	-	-	-
Nonvested at December 31, 2017	8,250	$30.75	1.0
Granted	18,750	25.45	5.0
Vested	(8,250)	(30.75)	(1.0)
Forfeited	-	-	-
Nonvested at December 31, 2018	18,750	$25.45	5.0

NOTE 14—COMMITMENTS AND CONTINGENT LIABILITIES

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

The unused and available credit balances of financial instruments whose contracts represent credit risk at December 31, 2018 and 2017 are as follows:

	(Dollars in thousands)
	2018	2017
Standby Letters of Credit	$37,559	$55,105
Performance Letters of Credit	3,544	4,339
Construction Mortgages	56,691	30,619
Personal Lines of Credit	6,186	6,183
Overdraft Protection Lines	6,140	6,167
Home Equity Lines of Credit	21,520	16,337
Commercial Lines of Credit	74,602	62,088
	$206,242	$180,838

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

NOTE 15—REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject at that date.

As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital ratios are presented in the following table, which shows that it met all regulatory capital requirements at December 31, 2018 and 2017. The Company’s capital ratios are comparable to those shown for the Bank.

	(Dollars in thousands)
	December 31, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$96,985	11.44%	$84,599	12.22%
For Capital Adequacy Purposes	38,137	4.50	31,159	4.50
To Be Well Capitalized	55,086	6.50	45,008	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	96,985	11.44	84,599	12.22
For Capital Adequacy Purposes	50,849	6.00	41,546	6.00
To Be Well Capitalized	67,799	8.00	55,395	8.00

Total Capital (to Risk-Weighted Assets)
Actual	106,543	12.57	93,257	13.47
For Capital Adequacy Purposes	67,799	8.00	55,395	8.00
To Be Well Capitalized	84,748	10.00	69,243	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	96,985	7.82	84,599	9.27
For Capital Adequacy Purposes	49,637	4.00	36,492	4.00
To Be Well Capitalized	62,046	5.00	45,616	5.00

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

The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and will be 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

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

NOTE 16—OPERATING LEASES

The Company leases several offices or the ground on which they are located under operating leases expiring by 2034.

Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 2018, are as follows (dollars in thousands):

2018
2019	$402
2020	358
2021	256
2022	114
2023	63
2024 & thereafter	454
Total	$1,647

Rental expense recorded was $808,000 and $531,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE 17—FAIR VALUE DISCLOSURE

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

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of December 31, 2018 and 2017, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level II of the fair value hierarchy. Fair values for Level II securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers from Level I to Level II and no transfers into or out of Level III during the years ended December 31, 2018 and 2017, respectively.

		(Dollars in thousands)
	Valuation	December 31,
	Hierarchy	2018	2017
Available for Sale Securities:
U.S. Government Agencies	Level II	$80,579	$65,888
Obligations of States and Political Subdivisions	Level II	44,601	38,988
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	97,771	16,978
Equity Securities - Mutual Funds	Level I	968	503
Equity Securities - Other	Level I	1,490	1,226
Total Available for Sale Securities		$225,409	$123,583

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

		(Dollars in thousands)				Significant
	Valuation	Fair Value at December 31,		Valuation	Significant	Unobservable
Financial Asset	Hierarchy	2018	2017	Techniques	Unobservable Inputs	Input Value
Impaired Loans	Level III	$788	$2,866	Market Comparable Properties	Marketability Discount	10% to 30% (1)
OREO	Level III	46	321	Market Comparable Properties	Marketability Discount	10% to 50% (1)

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At December 31, 2018 and 2017, the value of impaired loans was $7.9 million and $10.7 million, respectively. Impaired loans at December 31, 2018 and 2017 with a related allowance recorded consist of the loan balance of $1.8 million and $4.5 million less their specific valuation allowances of $1.0 million and $1.6 million, respectively.

Other real estate owned (OREO) properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, other real estate owned is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an other real estate owned property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy. During the year ended December 31, 2018, one commercial real estate OREO property at $697,000 fair value was acquired with the FWVB merger, one FFCO acquired at fair value residential real estate loan for $46,000 moved into OREO, and one residential real estate OREO property was sold at a gain of $19,000. During the year ended December 31, 2017, three residential real estate loans for $155,000, $152,000 and $14,000 moved into OREO. The OREO properties for $155,000 and $14,000 sold at a gain of $27,000 and loss of $9,000, respectively during the year ended December 31, 2018.

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

The estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017, are as follows:

		(Dollars in thousands)
		2018		2017
	Valuation Method Used	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$36,736	$36,736	$11,685	$11,685
Non-Interest Bearing	Level I	16,617	16,617	8,937	8,937
Investment Securities:
Available for Sale	See Above	225,409	225,409	123,583	123,583
Loans, Net	Level III	903,314	899,673	735,596	741,020
Restricted Stock	Level II	3,909	3,909	4,340	4,340
Bank-Owned Life Insurance	Level II	22,922	22,922	19,151	19,151
Accrued Interest Receivable	Level II	3,436	3,436	2,707	2,707

Financial Liabilities:
Deposits	Level II	1,086,658	1,085,708	773,344	772,080
Short-term Borrowings	Level II	30,979	30,979	39,605	39,605
Other Borrowed Funds	Level II	20,000	19,733	24,500	24,443
Accrued Interest Payable	Level II	594	594	430	430

NOTE 18—OTHER NONINTEREST EXPENSE

Other noninterest expense that exceeds 10% of total noninterest expense is required to be disclosed by detailed expenses. The details for other noninterest expense for the Company’s consolidated statement of income for the years ended December 31, 2018 and 2017, are as follows:

	(Dollars in thousands)
	2018	2017
OTHER NONINTEREST EXPENSE
Non-employee compensation	$619	$409
Printing and supplies	578	385
Postage	248	218
Telephone	557	398
Charitable contributions	147	140
Dues and subscriptions	215	234
Loan expenses	488	409
Meals and entertainment	180	145
Travel	239	162
Training	69	29
Miscellaneous	1,201	783
TOTAL OTHER NONINTEREST EXPENSE	$4,541	$3,312

NOTE 19—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to CB Financial Services, Inc., is as follows:

Statement of Financial Condition

	(Dollars in thousands)
	December 31,
	2018	2017
ASSETS
Cash and Due From Banks	$1,026	$692
Investment Securities, Available-for-Sale	1,488	1,226
Investment in Community Bank	134,220	90,260
Other Assets	892	1,276
TOTAL ASSETS	$137,626	$93,454

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities	$-	$198
Stockholders Equity	137,626	93,256
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$137,626	$93,454

Statement of Income

	(Dollars in thousands)
	Years Ended December 31,
	2018	2017

Interest and Dividend Income	$54	$41
Dividend from Bank Subsidiary	4,528	4,047
Noninterest Income	(50)	207
Noninterest Expense	(880)	(356)
Income Before Undistributed Net Income of Subsidiary and Income (Benefit) Taxes	3,652	3,939
Undistributed Net Income of Subsidiary	3,264	3,072
Income Before Income (Benefit) Taxes	6,916	7,011
Income (Benefit) Taxes	(136)	67
NET INCOME	$7,052	$6,944

Statement of Comprehensive Income

	(Dollars in thousands)
	Years Ended December 31,
	2018	2017
Net Income	$7,052	$6,944
Other Comprehensive (Loss) Income:
Unrealized Losses on Available-for-Sale Securities Net of Income Benefit Tax of ($11) and ($16), for the Years Ended December 31, 2018 and 2017, Respectively	(39)	(31)
Reclassification Adjustment for Gains on Securities Included in Net Income, Net of Income Tax of $70 for the Year Ended December 31, 2017. (1)	-	(137)
Other Comprehensive Loss	(39)	(168)
Total Comprehensive Income	$7,013	$6,776

(1)	The gross amount of gains on securities of $207 for the year ended December 31, 2017, are reported as Noninterest Income on the Parent Company Statement of Income. The income tax effect of $70, for the year ended December 31, 2017, is included in Income Taxes on the Parent Company Statement of Income.

Statement of Cash Flows

	(Dollars in thousands)
	Years Ended December 31,
	2018	2017

OPERATING ACTIVITIES
Net Income	$7,052	$6,944
Αdjustmеnts to Rеconcilе Net Income to Net Cash
Provided By Operating Activities:
Undistributed Net Income of Subsidiary	(3,264)	(3,072)
Gain on Sales of Investment Securities	-	(207)
Noncash Expense for Stock-Based Compensation	482	361
Other, net	247	96
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,517	4,122

INVESTING ACTIVITIES
Purchases of Securities	(204)	(1,058)
Proceeds from Sales of Securities	-	1,184
Net Cash Received from Acquisition	802	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	598	126

FINANCING ACTIVITIES
Cash Dividends Paid	(4,529)	(3,597)
Treasury Stock, Purchases at Cost	(317)	(10)
Stock Award Grant	(148)	(112)
Exercise of Stock Options	213	31
NET CASH USED IN FINANCING ACTIVITIES	(4,781)	(3,688)

INCREASE IN CASH AND EQUIVALENTS	334	560
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	692	132
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,026	$692

NOTE 20—QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables summarize selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands, except per share date). Quarterly earnings per share data may vary from annual earnings per share due to rounding.

	Three Months Ended
2018	March 31	June 30	September 30	December 31
Interest Income	$8,707	$10,690	$11,764	$12,465
Interest Expense	1,099	1,517	1,594	1,739
Net Interest Income	7,608	9,173	10,170	10,726
Provision for Loan Losses	1,500	600	25	400
Net Interest Income after Provision for Loan Losses	6,108	8,573	10,145	10,326
Noninterest Income	2,086	2,125	2,088	2,040
Noninterest Expense	6,667	9,494	9,365	9,375
Income before Income Taxes	1,527	1,204	2,868	2,991
Income Taxes	167	234	576	561
Net Income	$1,360	$970	$2,292	$2,430

Earnings Per Share - Basic	$0.33	$0.19	$0.42	$0.48
Earnings Per Share - Diluted	0.33	0.19	0.42	0.46
Dividends Per Share	0.22	0.22	0.22	0.23

	Three Months Ended
2017	March 31	June 30	September 30	December 31
Interest Income	$7,791	$7,949	$8,213	$8,481
Interest Expense	796	814	860	904
Net Interest Income	6,995	7,135	7,353	7,577
Provision for Loan Losses	420	300	300	850
Net Interest Income after Provision for Loan Losses	6,575	6,835	7,053	6,727
Noninterest Income	2,076	1,966	1,818	1,940
Noninterest Expense	6,217	6,304	5,897	6,754
Income before Income Taxes	2,434	2,497	2,974	1,913
Income Taxes	730	696	910	538
Net Income	$1,704	$1,801	$2,064	$1,375

Earnings Per Share - Basic	$0.42	$0.44	$0.50	$0.34
Earnings Per Share - Diluted	0.42	0.44	0.50	0.33
Dividends Per Share	0.22	0.22	0.22	0.22

NOTE 21—SEGMENT AND RELATED INFORMATION

At December 31, 2018, the Company’s business activities are comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial Services, Inc. is the parent company of the Bank and Exchange Underwriters, a wholly-owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results for 2018 and 2017.

CB Financial Services, Inc.

Segment Reporting

(Dollars in thousands)	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated

December 31, 2018
Assets	$1,278,513	$5,155	$137,908	$(140,275)	$1,281,301
Liabilities	1,144,293	2,445	282	(3,344)	1,143,676
Stockholders' equity	134,220	2,710	137,626	(136,931)	137,625

December 31, 2017
Assets	$932,524	$2,117	$93,454	$(93,609)	$934,486
Liabilities	842,265	997	198	(2,230)	841,230
Stockholders' equity	90,259	1,120	93,256	(91,379)	93,256

Year Ended December 31, 2018
Total interest income	$43,574	$-	$52	$-	$43,626
Total interest expense	5,949	-	-	-	5,949
Net interest income	37,625	-	52	-	37,677
Provision for loan losses	2,525	-	-	-	2,525
Net interest income after provision for loan losses	35,100	-	52	-	35,152
Noninterest income	8,339	3,751	-	(3,751)	8,339
Noninterest expense	33,984	3,183	917	(3,183)	34,901
Income before income tax expense (benefit)	9,455	568	(865)	(568)	8,590
Income tax expense (benefit)	1,659	133	(121)	(133)	1,538
Net income of CB Financial Services Inc.	$7,796	$435	$(744)	$(435)	$7,052

Year Ended December 31, 2017
Total interest income	$32,393	$-	$41	$-	$32,434
Total interest expense	3,374	-	-	-	3,374
Net interest income	29,019	-	41	-	29,060
Provision for loan losses	1,870	-	-	-	1,870
Net interest income after provision for loan losses	27,149	-	41	-	27,190
Noninterest income	7,593	3,572	207	(3,572)	7,800
Noninterest expense	24,816	2,520	356	(2,520)	25,172
Income before income tax expense (benefit)	9,926	1,052	(108)	(1,052)	9,818
Income tax expense (benefit)	2,806	406	68	(406)	2,874
Net income of CB Financial Services Inc.	$7,120	$646	$(176)	$(646)	$6,944

