Form 10-Q
period 2019-03-31
CB Financial Services, Inc.
filed 2019-05-15
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2019, the number of shares outstanding of the Registrant’s Common Stock was 5,433,289.

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.4167 per share	CBFV	The Nasdaq Stock Market, LLC
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
(Dollars in thousands, except share data)	March 31, 2019	December 31, 2018

ASSETS
Cash and Due From Banks:
Interest Bearing	$54,245	$36,736
Non-Interest Bearing	22,094	16,617
Total Cash and Due From Banks	76,339	53,353

Investment Securities:
Available-for-Sale	224,673	225,409
Loans, Net	899,384	903,314
Premises and Equipment, Net	23,092	23,448
Bank-Owned Life Insurance	23,054	22,922
Goodwill	28,425	28,425
Core Deposit Intangible, Net	10,449	10,934
Accrued Interest and Other Assets	17,177	13,496
TOTAL ASSETS	$1,302,593	$1,281,301

LIABILITIES
Deposits:
Demand Deposits	$274,072	$253,201
NOW Accounts	213,132	218,687
Money Market Accounts	178,708	187,627
Savings Accounts	218,310	209,985
Time Deposits	218,180	214,891
Brokered Deposits	3,063	2,267
Total Deposits	1,105,465	1,086,658

Short-Term Borrowings	30,689	30,979
Other Borrowed Funds	17,000	20,000
Accrued Interest and Other Liabilities	7,710	6,039
TOTAL LIABILITIES	1,160,864	1,143,676

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 Shares Issued and 5,433,289 and 5,432,289 Shares Outstanding at March 31, 2019 and December 31, 2018, Respectively	2,367	2,367
Capital Surplus	83,307	83,225
Retained Earnings	59,464	57,843
Treasury Stock, at Cost (247,704 and 248,704 Shares at March 31, 2019 and December 31, 2018, Respectively)	(4,353)	(4,370)
Accumulated Other Comprehensive Income (Loss)	944	(1,440)
TOTAL STOCKHOLDERS' EQUITY	141,729	137,625
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,302,593	$1,281,301

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2019	2018

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$10,433	$7,971
Federal Funds Sold	114	6
Investment Securities:
Taxable	1,264	434
Exempt From Federal Income Tax	281	236
Other Interest and Dividend Income	204	60
TOTAL INTEREST AND DIVIDEND INCOME	12,296	8,707

INTEREST EXPENSE
Deposits	1,719	788
Federal Funds Purchased	-	1
Short-Term Borrowings	46	197
Other Borrowed Funds	97	113
TOTAL INTEREST EXPENSE	1,862	1,099

NET INTEREST INCOME	10,434	7,608
Provision For Loan Losses	25	1,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,409	6,108

NONINTEREST INCOME
Service Fees on Deposit Accounts	753	591
Insurance Commissions	1,151	931
Other Commissions	158	433
Net Gains on Sales of Loans	92	8
Net Loss on Sales of Investments	(60)	-
Fair Value of Equity Securities	20	(25)
Net Gains on Purchased Tax Credits	9	11
Net Loss on Disposal of Fixed Assets	(6)	-
Income from Bank-Owned Life Insurance	132	108
Other	66	29
TOTAL NONINTEREST INCOME	2,315	2,086

NONINTEREST EXPENSE
Salaries and Employee Benefits	4,935	3,695
Occupancy	759	570
Equipment	704	498
FDIC Assessment	188	136
PA Shares Tax	268	199
Contracted Services	272	139
Legal and Professional Fees	181	140
Advertising	148	131
Bankcard Processing Expense	197	129
Other Real Estate Owned (Income) Expense	(63)	7
Amortization of Core Deposit Intangible	485	134
Merger-Related	-	24
Other	1,007	865
TOTAL NONINTEREST EXPENSE	9,081	6,667

Income Before Income Taxes	3,643	1,527
Income Taxes	718	167
NET INCOME	$2,925	$1,360

EARNINGS PER SHARE
Basic	$0.54	$0.33
Diluted	0.54	0.33

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,432,856	4,096,292
Diluted	5,451,478	4,134,223

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018

Net Income	$2,925	$1,360

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available-for-Sale Securities Net of Income Tax Expense (Benefit) of $622 and ($387) for the Three Months Ended March 31, 2019 and 2018, Respectively	2,337	(1,421)

Reclassification Adjustment for Losses on Securities: Included in Net Income, Net of Income Tax Benefit of ($13) for the Three Months Ended March 31, 2019 (1)	47	-
Other Comprehensive Income (Loss), Net of Income Tax (Benefit)	2,384	(1,421)
Total Comprehensive Income (Loss)	$5,309	$(61)

(1)	The gross amount of losses on securities of $60 for the Three Months Ended March 31, 2019 are reported as Net Loss on Sales of Investments on the Consolidated Statement of Income. The income tax benefit effect is included in Income Taxes on the Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

December 31, 2017	4,363,346	$1,818	$42,089	$55,280	$(4,590)	$(1,341)	$93,256
Comprehensive Income:
Net Income	-	-	-	1,360	-	-	1,360
Other Comprehensive Loss	-	-	-	-	-	(1,421)	(1,421)
Impact of change in method of accounting for marketable equity securities (1)	-	-	-	40	-	(40)	-
Stock-Based Compensation Expense	-	-	119	-	-	-	119
Exercise of Stock Options	-	-	3	-	29	-	32
Treasury Stock Purchased, at cost (895 shares)	-	-	-	-	(27)	-	(27)
Dividends Paid ($0.22 Per Share)	-	-	-	(901)	-	-	(901)
March 31, 2018	4,363,346	$1,818	$42,211	$55,779	$(4,588)	$(2,802)	$92,418

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

December 31, 2018	5,680,993	$2,367	$83,225	$57,843	$(4,370)	$(1,440)	$137,625
Comprehensive Income:
Net Income	-	-	-	2,925	-	-	2,925
Other Comprehensive Income	-	-	-	-	-	2,384	2,384
Stock-Based Compensation Expense	-	-	77	-	-	-	77
Exercise of Stock Options	-	-	5	-	17	-	22
Dividends Paid ($0.24 Per Share)	-	-	-	(1,304)	-	-	(1,304)
March 31, 2019	5,680,993	$2,367	$83,307	$59,464	$(4,353)	$944	$141,729

(1)	Reclassification due to the adoption of ASU 2016-01. See Note 1 for additional information.

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018

OPERATING ACTIVITIES
Net Income	$2,925	$1,360
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net (Accretion) Amortization on Investments	(1)	104
Depreciation and Amortization	913	464
Provision for Loan Losses	25	1,500
Unrealized (Gain) Loss on Equity Securities	(20)	25
Gains on Purchased Tax Credits	9	11
Income from Bank-Owned Life Insurance	(132)	(108)
Proceeds From Mortgage Loans Sold	3,995	534
Originations of Mortgage Loans for Sale	(3,903)	(526)
Gains on Sales of Loans	(92)	(8)
Losses on Sales of Investment Securities	60	-
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(71)	(12)
Noncash Expense for Stock-Based Compensation	77	119
Increase in Accrued Interest Receivable	(237)	(145)
Net Loss on Disposal of Fixed Assets	6	-
Increase (Decrease) in Taxes Payable	455	(15)
Increase in Accrued Interest Payable	176	19
Net Payment of Federal/State Income Taxes	(15)	(30)
Other, Net	(2,949)	(2,144)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,221	1,148

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	3,901	1,212
Purchases of Securities	(10,947)	(1,044)
Proceeds from Sales of Securities	10,762	-
Net Decrease (Increase) in Loans	3,845	(38,165)
Purchase of Premises and Equipment	-	(1,888)
Asset Acquisition of a Customer List	(900)	-
Proceeds From a Claim on Bank-Owned Life Insurance	-	950
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	814	164
Decrease (Increase) in Restricted Equity Securities	55	(2,168)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,530	(40,939)

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	18,807	(18,613)
Net (Decrease) Increase in Short-Term Borrowings	(290)	55,660
Principal Payments on Other Borrowed Funds	(3,000)	(3,500)
Cash Dividends Paid	(1,304)	(901)
Treasury Stock, Purchases at Cost	-	(27)
Exercise of Stock Options	22	32
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,235	32,651

INCREASE IN CASH AND CASH EQUIVALENTS	22,986	(7,140)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	53,353	20,622
CASH AND DUE FROM BANKS AT END OF PERIOD	$76,339	$13,482

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $1,719 and $788, respectively)	$1,686	$1,080
Income taxes	15	30

SUPPLEMENTAL NONCASH DISCLOSURE:
Right of use asset recognized	1,888	-
Lease liability recognized	1,854	-

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

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All of these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Interim results are not necessarily indicative of results for a full year.

The Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC and incorporated into the consolidated financial statements the effect of all material known events determined by ASC Topic 855, Subsequent Events, to be recognizable events.

Nature of Operations

The Company derives substantially all its income from banking and bank-related services which include interest earnings on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest earnings on investment securities and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from sixteen offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, seven offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, the Bank’s wholly-owned subsidiary that is a full-service, independent insurance agency.

Acquired Loans

Loans that were acquired in previous mergers, were recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the acquired loans was estimated by management with the assistance of a third party valuation specialist.

For performing loans acquired in a merger, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. For purchased credit impaired (“PCI”) loans acquired in a merger, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Recognition of Prior Period Errors

In April 2018, the Company discovered an error with the collateral position on a commercial and industrial classified loan relationship that had occurred in April 2017. This error resulted in the loss of the Company’s first lien position, leaving the loan with insufficient collateral. The Company recognized the error by recording a specific reserve and recognizing an additional $300,000 (pre-tax) of provision for loan losses for the quarter-ended March 31, 2018. There was no financial statement impact for the three months ended March 31, 2019. The impact of the correction of the error resulted in a decrease of $300,000 in income before income taxes and a decrease of $63,000 in income taxes, resulting in a decrease of $237,000 (after-tax) in net income ($0.06 per share) for the three months ended March 31, 2018.

As a result of this error, the Company’s 2017 results were overstated by $237,000 and the Company’s March 31, 2018 quarterly results were understated by the same amount. Management of the Company concluded the effect of the error was immaterial to the Company’s 2017 and 2018 results.

In March 2019, the Company discovered an error in loan classifications within the commercial and industrial segment of the loan portfolio. Certain term loans and revolving lines of credit that were incorrectly classified as commercial and industrial loans even though they were partially or primarily secured by commercial real estate and residential real estate. The error resulted in loan reclassifications of $21.7 million from the commercial and industrial segment to the commercial real estate and the residential real estate segments as of and for the year ended December 31, 2018. In addition, as a result of the loan segment reclassifications, the allocated components of the allowance for loan losses were adjusted to reflect the revised loan balances with the residual of $257,000 added to the unallocated component of the allowance for loan loss as of December 31, 2018. Management of the Company has evaluated the loan reclassification error and determined that, based on quantitative and qualitative analyses, this error was not material to the December 31, 2018 consolidated financial statements as presented.

Reclassifications

Certain comparative amounts for the prior year have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income or stockholders’ equity.

Recent Accounting Standards

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 is intended to be effective with ASU 2016-02, as amended. The amendments in ASU 2018-01 are as follows: provide an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old lease standards; and clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company adopted the provisions of ASU 2016-02 effective January 1, 2019, which increased assets and liabilities approximately $1.9 million as a result of reporting additional leases on the Company's consolidated statement of financial condition.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered and will also recognize the effect of the trigger within equity. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company adopted the provisions of ASU 2017-11 effective January 1, 2019 and the adoption did not have a material impact on the Company's consolidated financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchases of Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchases of callable debt securities. The amendments shorten the amortization period of premiums on certain purchases of callable debt securities to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted the provisions of ASU 2017-08 effective January 1, 2019 and the adoption did not have a material impact on the Company's consolidated statement of financial condition or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet, and disclosing key information about leasing arrangements. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company adopted the provisions of ASU 2016-02, effective January 1, 2019, which increased assets and liabilities approximately $1.9 million as a result of reporting additional leases on the Company's consolidated statement of financial condition.

Note 2. Merger

Effective April 30, 2018, the Company merged with First West Virginia Bancorp, Inc. (“FWVB”), the holding company for Progressive Bank, N.A. (“PB”), a national association. In addition, effective April 30, 2018, PB merged in the Bank. The FWVB merger enhanced the Bank’s exposure into the core of the PA-WV-OH Tri-State region. Through the FWVB merger, the Company anticipates future revenue and earnings growth from an expanded menu of financial services offered through the Company’s branch network in the Ohio Valley. The FWVB merger resulted in the addition of eight branches and expanded the Company’s reach into West Virginia with seven branches and one branch in Eastern Ohio. The FWVB merger value was approximately $51.3 million. In connection with the FWVB merger, the Company issued 1,317,647 shares of common stock based on the Company’s closing stock price on April 30, 2018, of $31.9068, and paid cash consideration of $9.8 million in exchange for all the outstanding shares of FWVB common stock.

Merger-related expenses are recorded in the Consolidated Statement of Income and include costs relating to the Company’s acquisition of FWVB, as described above.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. There were approximately $1.2 million of cumulative merger-related expenses, of which $24,000, were recorded in the Consolidated Statement of Income for the three months ended March 31, 2018.

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

The assets acquired and liabilities assumed of FWVB were recorded on the Company’s Consolidated Statement of Financial Condition at their estimated fair values as of April 30, 2018. Based on a purchase price allocation, the Company recorded $23.5 million in goodwill and $9.1 million in core deposit intangibles related to the FWVB acquisition.

None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.

The fair value of the assets acquired and liabilities assumed in the FWVB merger were as follows (dollars in thousands):

Consideration Paid:	Provision at June 30, 2018	Measurement Period Adjustments	December 31, 2018
Cash Paid for Redemption of FWVB Common Stock	$9,801		$9,801
CB Financial Common Stock Issued in
Exchange for FWVB Common Stock	41,527		41,527
Total Consideration Paid	51,328	-	51,328

Assets Acquired:
Cash and Cash Equivalents	30,433		30,433
Net Loans	95,456		95,456
Investment Securities	187,628		187,628
Premises and Equipment	13,047	(9,335)	3,712
Bank Owned Life Insurance	4,212		4,212
Core Deposit Intangible	12,789	(3,662)	9,127
Deferred Tax Assets	(87)	1,411	1,324
Other Assets	3,030		3,030
Total Assets Acquired	346,508	(11,586)	334,922

Liabilities Assumed:
Deposits	281,620		281,620
Borrowings	22,329		22,329
Other Liabilities	3,117		3,117
Total Liabilities Assumed	307,066	-	307,066
Total Identifiable Net Assets	39,442	(11,586)	27,856
Goodwill Recognized	$11,886	11,586	$23,472

As part of the FWVB merger, the Company identified FWVB employees who would be retained and estimated a severance costs of $100,000 if those employees were terminated without cause within the first year of the merger. For the three months ended March 31, 2019, the Company paid out $52,000 in severance cost according to the FWVB merger agreement.

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

	Three Months Ended March 31,
	2019	2018
Weighted-Average Common Shares Outstanding	5,680,993	4,363,346
Average Treasury Stock Shares	(248,137)	(267,054)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	5,432,856	4,096,292
Additional Common Stock Equivalents (Stock Options and Restricted Stock) Used to Calculate Diluted Earnings Per Share	18,622	37,931
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	5,451,478	4,134,223

Earnings per share:
Basic	$0.54	$0.33
Diluted	0.54	0.33

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

The Company generally fully satisfies its performance obligations on contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying ASC 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized as Non-Interest Income with the exception of Other Real Estate Owned Expense (Income), which is accounted for in Non-Interest Expense. The following table presents the Company’s sources of Non-Interest Income and Expense as of the periods indicated:

	(Dollars in thousands)
	Three Months Ended
	March 31, 2019	March 31, 2018

NONINTEREST INCOME
Service Fees on Deposit Accounts (a)	$753	$591
Insurance Commissions	1,151	931
Other Commissions (c)	158	433
Net Gains on Sales of Loans (b)	92	8
Net Loss on Sales of Investments (b)	(60)	-
Fair Value of Equity Securities (b)	20	(25)
Net Gains on Purchased Tax Credits (b)	9	11
Net Loss on Disposal of Fixed Assets (b)	(6)	-
Income from Bank-Owned Life Insurance (b)	132	108
Other (b)	66	29
Total non-interest income	2,315	2,086

NONINTEREST EXPENSE
Other Real Estate Owned Expense	(63)	7
Total non-interest expense	(63)	7

Net non-interest income	$2,378	$2,079

(a)	Interchange fees and ATM fees are included within this line item.
(b)	Not within the scope of ASC 606.
(c)	The Other Commissions category includes wealth management referral fees, check sales and safe deposit box rentals totaling $69,000 and $42,000 for the three months ended March 31, 2019 and 2018, respectively, which are in the scope of ASC 606; the remaining balances of $89,000 and $391,000 for the three months ended March 31, 2019 and 2018, respectively, represent income derived from other various commissions and a bank-owned life insurance policy claim for the three months ended March 31, 2018, which are all outside the scope of ASC 606. The following narrative describes the Company’s revenue streams accounted for under the guidance of ASC 606 as follows:

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

Insurance Commissions: The Company’s insurance subsidiary, Exchange Underwriters, derives commission and fee income from direct and agency bill insurance policies. Direct bill policies are invoiced directly from the insurance company provider to the customer. Once the customer remits payment for the policy, the insurance company provider then remits the commission or fee income to EU on a monthly basis. Agency bill policies are invoiced from EU, the insurance underwriting agency, to the customer. EU records the insurance company policy payable and the commission or fee income earned on the policy. As all insurance policies are contracts with customers, each policy has different terms and conditions.

EU utilizes a report from their core insurance data processing program, The Agency Manager, otherwise known as “TAM”. The report from TAM captures all in force policies that are active in the system and annualizes the commission over the life of each individual contract. The report then provides an overall commission and fee income total for the monthly reporting financial statement period. This income is then compared to the amount of direct and agency bill income recorded in TAM for the reporting month and an adjustment to income is made according to the report and this is the income recognized for the portion of the insurance contract that has been earned by EU.

Other Commissions: The Company earns other commissions, such as, wealth management referral fees, check sales and safe deposit box rentals to customers. The wealth management referral fees are earned as a referral of a bank customer initiates a customer relationship with an associated wealth management firm. These fees fulfill the contract/agreement between the Company and the wealth management firm. Check sales are recognized as customers contact the Company for check supplies or the customer initiates the check order through the Company website to our third party check company. These commissions are recognized as the third party check company satisfies the contract of providing check stock to our customers. Safe deposit box rental income is recognized on a monthly basis, per each contract agreement with our customers. The safe deposit box income is automatically withdrawn from the customer’s deposit account on a monthly basis as this revenue is earned by the contract.

Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. It is not common policy that the Company will finance an OREO property with the buyer. It is the Company’s belief that once loan collateral has been recognized as an OREO property, it needs to be sold to free the Company of any additional possible loss exposure. In addition, the Company occasionally will receive ownership in mineral rights with an OREO property. It has been the Company’s practice to retain ownership in the mineral rights and proceed to recognize the value of these rights to offset any potential loss exposure.

Note 5. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$82,526	$389	$(1,012)	$81,903
Obligations of States and Political Subdivisions	33,446	494	(33)	33,907
Mortgage-Backed Securities - Government-Sponsored Enterprises	105,013	1,562	(208)	106,367
Equity Securities - Mutual Funds	1,000	-	(20)	980
Equity Securities - Other	1,520	79	(83)	1,516
Total	$223,505	$2,524	$(1,356)	$224,673

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$82,506	$160	$(2,087)	$80,579
Obligations of States and Political Subdivisions	44,737	230	(366)	44,601
Mortgage-Backed Securities - Government-Sponsored Enterprises	97,535	582	(346)	97,771
Equity Securities - Mutual Funds	1,000	-	(32)	968
Equity Securities - Other	1,502	92	(104)	1,490
Total	$227,280	$1,064	$(2,935)	$225,409

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	March 31, 2019
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	-	$-	$-	23	$66,513	$(1,012)	23	$66,513	$(1,012)
Obligations of States and Political Subdivisions	-	-	-	14	7,052	(33)	14	7,052	(33)
Mortgage-Backed Securities - Government Sponsored Enterprises	-	-	-	9	13,402	(208)	9	13,402	(208)
Equity Securities - Mutual Fund	1	482	(18)	1	498	(2)	2	980	(20)
Equity Securities - Other	11	808	(71)	2	148	(12)	13	956	(83)
Total	12	$1,290	$(89)	49	$87,613	$(1,267)	61	$88,903	$(1,356)

	December 31, 2018
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	-	$-	$-	23	$65,450	$(2,087)	23	$65,450	$(2,087)
Obligations of States and Political Subdivisions	24	13,212	(133)	25	11,918	(233)	49	25,130	(366)
Mortgage-Backed Securities - Government Sponsored Enterprises	-	-	-	9	13,874	(346)	9	13,874	(346)
Equity Securities - Mutual Fund	2	968	(32)	-	-	-	2	968	(32)
Equity Securities - Other	7	592	(68)	3	225	(36)	10	817	(104)
Total	33	$14,772	$(233)	60	$91,467	$(2,702)	93	$106,239	$(2,935)

For debt securities, the Company does not believe that any individual unrealized loss as of March 31, 2019 or December 31, 2018, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at March 31, 2019 and December 31, 2018 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	March 31, 2019
	Available-for-Sale
	Amortized Cost	Fair Value
Due in One Year or Less	$3,526	$3,551
Due after One Year through Five Years	69,212	68,355
Due after Five Years through Ten Years	45,987	46,543
Due after Ten Years	104,780	106,224
Total	$223,505	$224,673

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

	(Dollars in thousands)
	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$239,327	33.0%	$235,492	32.6%
Commercial	227,503	31.4	229,455	31.8
Construction	55,982	7.7	46,824	6.5
Commercial and Industrial	72,917	10.1	78,466	10.9
Consumer	116,619	16.1	119,731	16.6
Other	12,205	1.7	11,623	1.6
Total Originated Loans	724,553	100.0%	721,591	100.0%
Allowance for Loan Losses	(8,793)		(8,942)
Loans, Net	$715,760		$712,649

Loans Acquired at Fair Value
Real Estate:
Residential	$87,079	47.2%	$91,277	47.8%
Commercial	75,533	40.9	77,609	40.5
Construction	3,981	2.2	2,000	1.0
Commercial and Industrial	10,771	5.9	12,997	6.8
Consumer	2,150	1.2	2,510	1.3
Other	4,729	2.6	4,888	2.6
Total Loans Acquired at Fair Value	184,243	100.0%	191,281	100.0%
Allowance for Loan Losses	(619)		(616)
Loans, Net	$183,624		$190,665

Total Loans
Real Estate:
Residential	$326,406	35.9%	$326,769	35.9%
Commercial	303,036	33.3	307,064	33.6
Construction	59,963	6.6	48,824	5.3
Commercial and Industrial	83,688	9.2	91,463	10.0
Consumer	118,769	13.1	122,241	13.4
Other	16,934	1.9	16,511	1.8
Total Loans	908,796	100.0%	912,872	100.0%
Allowance for Loan Losses	(9,412)		(9,558)
Loans, Net	$899,384		$903,314

Total unamortized net deferred loan fees were $850,000 and $926,000 at March 31, 2019 and December 31, 2018, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $102.4 million and $99.0 million at March 31, 2019 and December 31, 2018, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At March 31, 2019 and December 31, 2018, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands) March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$237,419	$1,048	$860	$-	$239,327
Commercial	214,742	10,706	922	1,133	227,503
Construction	52,695	2,902	385	-	55,982
Commercial and Industrial	66,365	4,707	813	1,032	72,917
Consumer	116,554	-	65	-	116,619
Other	11,705	500	-	-	12,205
Total Originated Loans	$699,480	$19,863	$3,045	$2,165	$724,553

Loans Acquired at Fair Value
Real Estate:
Residential	$86,098	$-	$981	$-	$87,079
Commercial	67,972	7,087	474	-	75,533
Construction	3,981	-	-	-	3,981
Commercial and Industrial	10,755	-	16	-	10,771
Consumer	2,150	-	-	-	2,150
Other	4,629	100	-	-	4,729
Total Loans Acquired at Fair Value	$175,585	$7,187	$1,471	$-	$184,243

Total Loans
Real Estate:
Residential	$323,517	$1,048	$1,841	$-	$326,406
Commercial	282,714	17,793	1,396	1,133	303,036
Construction	56,676	2,902	385	-	59,963
Commercial and Industrial	77,120	4,707	829	1,032	83,688
Consumer	118,704	-	65	-	118,769
Other	16,334	600	-	-	16,934
Total Loans	$875,065	$27,050	$4,516	$2,165	$908,796

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$233,872	$1,071	$549	$-	$235,492
Commercial	222,279	5,301	704	1,171	229,455
Construction	43,522	2,902	400	-	46,824
Commercial and Industrial	68,553	8,618	228	1,067	78,466
Consumer	119,648	-	83	-	119,731
Other	11,623	-	-	-	11,623
Total Originated Loans	$699,497	$17,892	$1,964	$2,238	$721,591

Loans Acquired at Fair Value
Real Estate:
Residential	$89,490	$851	$936	$-	$91,277
Commercial	69,954	7,175	480	-	77,609
Construction	2,000	-	-	-	2,000
Commercial and Industrial	12,981	-	16	-	12,997
Consumer	2,510	-	-	-	2,510
Other	4,785	103	-	-	4,888
Total Loans Acquired at Fair Value	$181,720	$8,129	$1,432	$-	$191,281

Total Loans
Real Estate:
Residential	$323,362	$1,922	$1,485	$-	$326,769
Commercial	292,233	12,476	1,184	1,171	307,064
Construction	45,522	2,902	400	-	48,824
Commercial and Industrial	81,534	8,618	244	1,067	91,463
Consumer	122,158	-	83	-	122,241
Other	16,408	103	-	-	16,511
Total Loans	$881,217	$26,021	$3,396	$2,238	$912,872

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands) March 31, 2019
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$236,800	$1,362	$62	$64	$1,488	$1,039	$239,327
Commercial	227,202	39	5	-	44	257	227,503
Construction	55,982	-	-	-	-	-	55,982
Commercial and Industrial	69,783	2,315	-	-	2,315	819	72,917
Consumer	115,595	882	19	57	958	66	116,619
Other	12,205	-	-	-	-	-	12,205
Total Originated Loans	$717,567	$4,598	$86	$121	$4,805	$2,181	$724,553

Loans Acquired at Fair Value
Real Estate:
Residential	$85,217	$440	$-	$-	$440	$1,422	$87,079
Commercial	75,457	76	-	-	76	-	75,533
Construction	3,981	-	-	-	-	-	3,981
Commercial and Industrial	10,691	64	-	-	64	16	10,771
Consumer	2,150	-	-	-	-	-	2,150
Other	4,729	-	-	-	-	-	4,729
Total Loans Acquired at Fair Value	$182,225	$580	$-	$-	$580	$1,438	$184,243

Total Loans
Real Estate:
Residential	$322,017	$1,802	$62	$64	$1,928	$2,461	$326,406
Commercial	302,659	115	5	-	120	257	303,036
Construction	59,963	-	-	-	-	-	59,963
Commercial and Industrial	80,474	2,379	-	-	2,379	835	83,688
Consumer	117,745	882	19	57	958	66	118,769
Other	16,934	-	-	-	-	-	16,934
Total Loans	$899,792	$5,178	$86	$121	$5,385	$3,619	$908,796

	December 31, 2018
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
Originated Loans
Real Estate:
Residential	$232,967	$1,374	$72	$324	$1,770	$755	$235,492
Commercial	229,189	84	182	-	266	-	229,455
Construction	46,824	-	-	-	-	-	46,824
Commercial and Industrial	77,222	216	-	-	216	1,028	78,466
Consumer	118,256	1,319	70	3	1,392	83	119,731
Other	11,623	-	-	-	-	-	11,623
Total Originated Loans	$716,081	$2,993	$324	$327	$3,644	$1,866	$721,591

Loans Acquired at Fair Value
Real Estate:
Residential	$89,405	$408	$65	$-	$473	$1,399	$91,277
Commercial	77,532	77	-	-	77	-	77,609
Construction	2,000	-	-	-	-	-	2,000
Commercial and Industrial	12,929	52	-	-	52	16	12,997
Consumer	2,491	18	1	-	19	-	2,510
Other	4,888	-	-	-	-	-	4,888
Total Loans Acquired at Fair Value	$189,245	$555	$66	$-	$621	$1,415	$191,281

Total Loans
Real Estate:
Residential	$322,372	$1,782	$137	$324	$2,243	$2,154	$326,769
Commercial	306,721	161	182	-	343	-	307,064
Construction	48,824	-	-	-	-	-	48,824
Commercial and Industrial	90,151	268	-	-	268	1,044	91,463
Consumer	120,747	1,337	71	3	1,411	83	122,241
Other	16,511	-	-	-	-	-	16,511
Total Loans	$905,326	$3,548	$390	$327	$4,265	$3,281	$912,872

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

	(Dollars in Thousands)
	March 31, 2019	December 31, 2018
Nonaccrual Loans:
Originated Loans:
Real Estate:
Residential	$1,039	$755
Commercial	257	-
Commercial and Industrial	819	1,028
Consumer	66	83
Total Originated Nonaccrual Loans	2,181	1,866

Loans Acquired at Fair Value:
Real Estate:
Residential	1,422	1,399
Commercial and Industrial	16	16
Total Loans Acquired at Fair Value Nonaccrual Loans	1,438	1,415
Total Nonaccrual Loans	3,619	3,281

Accruing Loans Past Due 90 Days or More:
Originated Loans:
Real Estate:
Residential	64	324
Consumer	57	3
Total Originated Accruing Loans 90 Days or More Past Due	121	327
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	3,740	3,608

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate - Residential	86	26
Real Estate - Commercial	970	980
Commercial and Industrial	133	154
Total Originated Loans	1,189	1,160
Loans Acquired at Fair Value:
Real Estate - Residential	356	1,212
Real Estate - Commercial	323	333
Total Loans Acquired at Fair Value	679	1,545
Total Troubled Debt Restructurings, Accruing	1,868	2,705

Total Nonperforming Loans	5,608	6,313

Real Estate Owned:
Residential	-	46
Commercial	174	871
Total Real Estate Owned	174	917

Total Nonperforming Assets	$5,782	$7,230

Nonperforming Loans to Total Loans	0.62%	0.69%
Nonperforming Assets to Total Assets	0.44	0.56

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $1.1 million and $1.4 million at March 31, 2019 and December 31, 2018, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 12 loans totaling $2.8 million and $3.6 million at March 31, 2019 and December 31, 2018, respectively. Originated loans classified as TDRs consisted of seven loans totaling $2.1 million and six loans totaling $2.1 million at March 31, 2019 and December 31, 2018, respectively. Loans acquired at fair value classified as TDRs consisted of five loans totaling $679,000 and six loans totaling $1.5 million at March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019, one residential real estate loan previously identified as an acquired loan at fair value TDR paid off.

During the three months ended March 31, 2019, one originated residential real estate loan modified in a TDR transaction by extending the term of the loan. During the three months ended March 31, 2018, one originated commercial and industrial TDR loan was fully charged-off due to declining updated financial information, one originated consumer loan previously identified as a TDR paid off and one commercial and industrial loan previously identified as an acquired loan at fair value paid off.

No TDRs subsequently defaulted during the three months ended March 31, 2019.

The following table presents information at the time of modification related to loans modified in a TDR during the three months ended March 31, 2019.

	(Dollars in thousands) Three Months Ended March 31, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
Originated Loans
Real Estate
Residential	1	$61	$61	$-
Total	1	$61	$61	$-

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands) March 31, 2019
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$150	$-	$153	$155	$2
Commercial	1,747	-	1,755	1,768	20
Construction	385	-	385	392	6
Commercial and Industrial	946	-	947	985	12
Total With No Related Allowance Recorded	$3,228	$-	$3,240	$3,300	$40

Loans Acquired at Fair Value
Real Estate:
Residential	$356	$-	$356	$358	$4
Commercial	2,441	-	2,441	2,454	35
Total With No Related Allowance Recorded	$2,797	$-	$2,797	$2,812	$39

Total Loans
Real Estate:
Residential	$506	$-	$509	$513	$6
Commercial	4,188	-	4,196	4,222	55
Construction	385	-	385	392	6
Commercial and Industrial	946	-	947	985	12
Other	-	-	-	-	-
Total With No Related Allowance Recorded	$6,025	$-	$6,037	$6,112	$79

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$653	$193	$653	$664	$9
Commercial and Industrial	1,032	777	1,148	1,160	16
Total With A Related Allowance Recorded	$1,685	$970	$1,801	$1,824	$25

Loans Acquired at Fair Value
Real Estate:
Commercial	$41	$6	$42	$43	$1
Commercial and Industrial	16	7	16	16	-
Total With A Related Allowance Recorded	$57	$13	$58	$59	$1

Total Loans
Real Estate:
Commercial	$694	$199	$695	$707	$10
Commercial and Industrial	1,048	784	1,164	1,176	16
Total With A Related Allowance Recorded	$1,742	$983	$1,859	$1,883	$26

	March 31, 2019 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$150	$-	$153	$155	$2
Commercial	2,400	193	2,408	2,432	29
Construction	385	-	385	392	6
Commercial and Industrial	1,978	777	2,095	2,145	28
Other	-	-	-	-	-
Total Impaired Loans	$4,913	$970	$5,041	$5,124	$65

Loans Acquired at Fair Value
Real Estate:
Residential	$356	$-	$356	$358	$4
Commercial	2,482	6	2,483	2,497	36
Construction	-	-	-	-	-
Commercial and Industrial	16	7	16	16	-
Other	-	-	-	-	-
Total Impaired Loans	$2,854	$13	$2,855	$2,871	$40

Total Loans
Real Estate:
Residential	$506	$-	$509	$513	$6
Commercial	4,882	199	4,891	4,929	65
Construction	385	-	385	392	6
Commercial and Industrial	1,994	784	2,111	2,161	28
Other	-	-	-	-	-
Total Impaired Loans	$7,767	$983	$7,896	$7,995	$105

	December 31, 2018
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$71	$-	$74	$82	$4
Commercial	1,550	-	1,550	1,626	74
Construction	400	-	400	466	25
Commercial and Industrial	382	-	394	403	5
Total With No Related Allowance Recorded	$2,403	$-	$2,418	$2,577	$108

Loans Acquired at Fair Value
Real Estate:
Residential	$1,212	$-	$1,212	$1,234	$63
Commercial	2,466	-	2,466	1,868	123
Total With No Related Allowance Recorded	$3,678	$-	$3,678	$3,102	$186

Total Loans
Real Estate:
Residential	$1,283	$-	$1,286	$1,316	$67
Commercial	4,016	-	4,016	3,494	197
Construction	400	-	400	466	25
Commercial and Industrial	382	-	394	403	5
Total With No Related Allowance Recorded	$6,081	$-	$6,096	$5,679	$294

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$674	$211	$674	$716	$40
Commercial and Industrial	1,066	787	1,171	1,193	63
Total With A Related Allowance Recorded	$1,740	$998	$1,845	$1,909	$103

Loans Acquired at Fair Value
Real Estate:
Commercial	$44	$8	$44	$29	$3
Commercial and Industrial	16	6	16	16	-
Total With A Related Allowance Recorded	$60	$14	$60	$45	$3

Total Loans
Real Estate:
Commercial	$718	$219	$718	$745	$43
Commercial and Industrial	1,082	793	1,187	1,209	63
Total With A Related Allowance Recorded	$1,800	$1,012	$1,905	$1,954	$106

	December 31, 2018 (cont.)
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Total Impaired Loans
Originated Loans
Real Estate:
Residential	$71	$-	$74	$82	$4
Commercial	2,224	211	2,224	2,342	114
Construction	400	-	400	466	25
Commercial and Industrial	1,448	787	1,565	1,596	68
Total Impaired Loans	$4,143	$998	$4,263	$4,486	$211

Loans Acquired at Fair Value
Real Estate:
Residential	$1,212	$-	$1,212	$1,234	$63
Commercial	2,510	8	2,510	1,897	126
Commercial and Industrial	16	6	16	16	-
Total Impaired Loans	$3,738	$14	$3,738	$3,147	$189

Total Loans
Real Estate:
Residential	$1,283	$-	$1,286	$1,316	$67
Commercial	4,734	219	4,734	4,239	240
Construction	400	-	400	466	25
Commercial and Industrial	1,464	793	1,581	1,612	68
Total Impaired Loans	$7,881	$1,012	$8,001	$7,633	$400

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	(Dollars in thousands) March 31, 2019
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
December 31, 2018	$1,050	$2,217	$395	$2,698	$2,027	$-	$555	$8,942
Charge-offs	-	-	-	-	(212)	-	-	(212)
Recoveries	4	12	-	1	21	-	-	38
Provision	100	(102)	105	(231)	(103)	-	256	25
March 31, 2019	$1,154	$2,127	$500	$2,468	$1,733	$-	$811	$8,793

Loans Acquired at Fair Value
December 31, 2018	$-	$476	$-	$109	$-	$-	$31	$616
Charge-offs	-	-	-	-	(1)	-	-	(1)
Recoveries	-	1	-	-	3	-	-	4
Provision	-	(54)	-	(24)	(2)	-	80	-
March 31, 2019	$-	$423	$-	$85	$-	$-	$111	$619

Total Allowance for Loan Losses
December 31, 2018	$1,050	$2,693	$395	$2,807	$2,027	$-	$586	$9,558
Charge-offs	-	-	-	-	(213)	-	-	(213)
Recoveries	4	13	-	1	24	-	-	42
Provision	100	(156)	105	(255)	(105)	-	336	25
March 31, 2019	$1,154	$2,550	$500	$2,553	$1,733	$-	$922	$9,412

	March 31, 2019
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$193	$-	$777	$-	$-	$-	$970
Collectively Evaluated for Potential Impairment	$1,154	$1,934	$500	$1,691	$1,733	$-	$811	$7,823

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$6	$-	$7	$-	$-	$-	$13
Collectively Evaluated for Potential Impairment	$-	$417	$-	$78	$-	$-	$111	$606

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$199	$-	$784	$-	$-	$-	$983
Collectively Evaluated for Potential Impairment	$1,154	$2,351	$500	$1,769	$1,733	$-	$922	$8,429

	December 31, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$211	$-	$787	$-	$-	$-	$998
Collectively Evaluated for Potential Impairment	$1,050	$2,006	$395	$1,911	$2,027	$-	$555	$7,944

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$8	$-	$6	$-	$-	$-	$14
Collectively Evaluated for Potential Impairment	$-	$468	$-	$103	$-	$-	$31	$602

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$219	$-	$793	$-	$-	$-	$1,012
Collectively Evaluated for Potential Impairment	$1,050	$2,474	$395	$2,014	$2,027	$-	$586	$8,546

	March 31, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
December 31, 2017	$891	$1,799	$276	$2,461	$2,358	$-	$430	$8,215
Charge-offs	(27)	-	-	(1,398)	(141)	-	-	(1,566)
Recoveries	4	-	-	2	45	-	-	51
Provision	7	407	(120)	1,706	(106)	-	(394)	1,500
March 31, 2018	$875	$2,206	$156	$2,771	$2,156	$-	$36	$8,200

Loans Acquired at Fair Value
December 31, 2017	$-	$490	$-	$83	$-	$-	$8	$581
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	1	114	-	-	-	-	-	115
Provision	(1)	(117)	-	84	-	-	34	-
March 31, 2018	$-	$487	$-	$167	$-	$-	$42	$696

Total Allowance for Loan Losses
December 31, 2017	$891	$2,289	$276	$2,544	$2,358	$-	$438	$8,796
Charge-offs	(27)	-	-	(1,398)	(141)	-	-	(1,566)
Recoveries	5	114	-	2	45	-	-	166
Provision	6	290	(120)	1,790	(106)	-	(360)	1,500
March 31, 2018	$875	$2,693	$156	$2,938	$2,156	$-	$78	$8,896

	March 31, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$351	$-	$1,264	$-	$-	$-	$1,615
Collectively Evaluated for Potential Impairment	$875	$1,855	$156	$1,507	$2,156	$-	$36	$6,585

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$-	$-	$3	$-	$-	$-	$3
Collectively Evaluated for Potential Impairment	$-	$487	$-	$164	$-	$-	$42	$693

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$351	$-	$1,267	$-	$-	$-	$1,618
Collectively Evaluated for Potential Impairment	$875	$2,342	$156	$1,671	$2,156	$-	$78	$7,278

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated (dollars in thousands).

Accretable Discount
Balance at December 31, 2018	$1,912
Accretable Yield	(60)
Balance at March 31, 2019	$1,852

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands) March 31, 2019
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$150	$2,400	$385	$1,978	$-	$-	$4,913
Collectively Evaluated for Potential Impairment	239,177	225,103	55,597	70,939	116,619	12,205	719,640
	$239,327	$227,503	$55,982	$72,917	$116,619	$12,205	$724,553

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$356	$2,482	$-	$16	$-	$-	$2,854
Collectively Evaluated for Potential Impairment	86,723	73,051	3,981	10,755	2,150	4,729	181,389
	$87,079	$75,533	$3,981	$10,771	$2,150	$4,729	$184,243

Total Loans
Individually Evaluated for Impairment	$506	$4,882	$385	$1,994	$-	$-	$7,767
Collectively Evaluated for Potential Impairment	325,900	298,154	59,578	81,694	118,769	16,934	901,029
	$326,406	$303,036	$59,963	$83,688	$118,769	$16,934	$908,796

	December 31, 2018
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$71	$2,224	$400	$1,448	$-	$-	$4,143
Collectively Evaluated for Potential Impairment	235,421	227,231	46,424	77,018	119,731	11,623	717,448
	$235,492	$229,455	$46,824	$78,466	$119,731	$11,623	$721,591

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,212	$2,510	$-	$16	$-	$-	$3,738
Collectively Evaluated for Potential Impairment	90,065	75,099	2,000	12,981	2,510	4,888	187,543
	$91,277	$77,609	$2,000	$12,997	$2,510	$4,888	$191,281

Total Loans
Individually Evaluated for Impairment	$1,283	$4,734	$400	$1,464	$-	$-	$7,881
Collectively Evaluated for Potential Impairment	325,486	302,330	48,424	89,999	122,241	16,511	904,991
	$326,769	$307,064	$48,824	$91,463	$122,241	$16,511	$912,872

Note 7. Leases

The Company evaluates all contracts at commencement to determine if a lease is present. The Company adopted ASC 842 using the prospective method approach to all identified lease contracts or agreements, which permits us not to restate comparative periods. The current period adoption also recognized the use of a number of practical measures that permitted the Company not to reevaluate prior assumptions regarding the identification and classification of leases. In accordance with ASC 842, leases are defined as either operating or finance leases.

The Company identified 12 lease contracts as of ASC 842 adoption date, January 1, 2019. All lease contracts were classified as operating leases and created operating right-of-use, (“ROU”) assets and corresponding lease liabilities on the balance sheet. The leases are ROU assets of land and building for branch and loan production locations. These ROU assets are reported on the accrued interest and other assets line and the related lease liabilities on the accrued interest and other liabilities line on the Statement of Financial Condition.

The following tables present the ROU assets, lease expense, weighted average term, discount rate and maturity analysis of lease liabilities for operating leases at the date indicated.

(dollars in thousands, except weighted-averages)	March 31, 2019
Operating Lease Expense	$123

Operating Leases
ROU Assets	$1,888
Operating Cash Flows	115

Weighted Average Lease Term
Operating Leases	7.51

Weighted Average Discount Rate
Operating Leases	0.33%

(dollars in thousands)	March 31, 2019
Maturity Analysis
2019	$503
2020	420
2021	309
2022	144
2023	66
2024 and thereafter	446
Total	$1,888
Less: Present Value Discount	34
Lease Liabilities	$1,854

Note 8. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

Maturity Period:	March 31, 2019
One Year or Less	$88,128
Over One Through Two Years	52,156
Over Two Through Three Years	20,653
Over Three Through Four Years	41,368
Over Four Through Five Years	10,031
Over Five Years	5,844
Total	$218,180

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $70.0 million and $68.0 million as of March 31, 2019 and December 31, 2018, respectively.

Note 9. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	March 31, 2019		December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$-	-%	$37	2.70%
Maximum Amount Outstanding at any Month End	-		1,500

FHLB Borrowings:
Balance at Period End	-	-	-	-
Average Balance Outstanding During the Period	-	-	19,726	1.86
Maximum Amount Outstanding at any Month End	-		98,960

Securities Sold Under Agreements to Repurchase:
Balance at Period End	30,689	0.55	30,979	0.54
Average Balance Outstanding During the Period	32,204	0.58	29,300	0.53
Maximum Amount Outstanding at any Month End	34,197		35,661

Securities Collaterizing the Agreements at Period-End:
Carrying Value	47,691		48,131
Market Value	47,414		47,083

Note 10. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	March 31, 2019		December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in One Year	$6,000	1.88%	$6,000	1.78%
Due After One Year to Two Years	5,000	2.09	6,000	1.97
Due After Two Years to Three Years	3,000	2.23	5,000	2.18
Due After Three Years to Four Years	3,000	2.41	3,000	2.41
Due After Four Years to Five Years	-	-	-	-
Total	$17,000	2.09	$20,000	2.03

As of March 31, 2019, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $373.5 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $147.0 million as of March 31, 2019 and December 31, 2018, respectively, of which, there was no outstanding balance as of March 31, 2019 and December 31, 2018.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $107.0 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of March 31, 2019, and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, no draws had been taken on these facilities.

Note 11. Commitments and Contingent Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business primarily to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and performance letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statement of Financial Condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

	(Dollars in thousands)
	March 31, 2019	December 31, 2018
Standby Letters of Credit	$38,065	$37,559
Performance Letters of Credit	3,309	3,544
Commitments to Extend Credit	2,782	2,783
Construction Mortgages	47,839	56,691
Personal Lines of Credit	6,575	6,186
Overdraft Protection Lines	6,315	6,140
Home Equity Lines of Credit	21,554	21,520
Commercial Lines of Credit	82,169	74,602
	$208,608	$209,025

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

Note 12. Fair Value Disclosure

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
29

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

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level II of the fair value hierarchy. Fair values for Level II securities were primarily determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers from Level I to Level II and no transfers into or out of Level III during the three months ended March 31, 2019 or year ended December 31, 2018.

		(Dollars in thousands)
	Fair Value Hierarchy	March 31, 2019	December 31, 2018
Available for Sales Securities:
U.S. Government Agencies	Level II	$81,903	$80,579
Obligations of States and Political Subdivisions	Level II	33,907	44,601
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	106,367	97,771
Equity Securities - Mutual Funds	Level I	980	968
Equity Securities - Other	Level I	1,516	1,490
Total Available for Sale Securities		$224,673	$225,409

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

		(Dollars in thousands)
		Fair Value at				Significant
	Fair Value	March 31,	December 31,	Valuation	Significant	Unobservable
Financial Asset	Hierarchy	2019	2018	Techniques	Unobservable Inputs	Input Value
Impaired Loans	Level III	$759	$788	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	-	46	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At March 31, 2019 and December 31, 2018, the fair value of impaired loans consists of the loan balances of $1.7 million and $1.8 million, respectively, less their specific valuation allowances of $983,000 and $1.0 million, respectively.

Other real estate owned (OREO) properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, other real estate owned is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an other real estate owned property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy. During the three months ended March 31, 2019, one commercial real estate OREO property with a fair value of $697,000 and that was acquired with the FWVB merger, was sold at a $33,000 gain and one OREO property, with a fair value of $46,000 and that was acquired in the merger with FedFirst Financial Corporation, was sold for a $3,000 loss. During the three months ended March 31, 2018, one residential real estate OREO property was sold at a gain of $12,000.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		March 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$54,245	$54,245	$36,736	$36,736
Non-Interest Bearing	Level I	22,094	22,094	16,617	16,617
Investment Securities:
Available for Sale	See Above	224,673	224,673	225,409	225,409
Loans, Net	Level III	899,384	900,946	903,314	899,673
Restricted Stock	Level II	3,854	3,854	3,909	3,909
Bank-Owned Life Insurance	Level II	23,054	23,054	22,922	22,922
Accrued Interest Receivable	Level II	3,674	3,674	3,436	3,436

Financial Liabilities:
Deposits	Level II	1,105,465	1,106,354	1,086,658	1,085,708
Short-term Borrowings	Level II	30,689	30,689	30,979	30,979
Other Borrowed Funds	Level II	17,000	16,853	20,000	19,733
Accrued Interest Payable	Level II	770	770	594	594

Note 13. Income Taxes

Due to the FWVB merger, deferred tax assets (“DTA”) were acquired and deferred tax liabilities (“DTL”) were assumed at April 30, 2018. These DTA’s and DTL’s were evaluated by management and the deferred taxes that were deemed obsolete due to the fair value measurement of assets and liabilities at the time of merger were charged against goodwill. In addition, the fair value adjustments that were provided by third party valuation specialists, were tax effected at the federal statutory rate of 21%. The West Virginia (“WV”) state tax effect of 6.5% times the appropriate WV state apportionment according to state revenue laws regarding nexus has been applied. Presented in the table below are the tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities. The net change in deferred taxes is recorded in the accrued interest and other assets lines on the balance sheet.

	(Dollars in thousands)
	March 31, 2019	December 31, 2018
Deferred Tax Assets:
Allowance for Loan Losses	$2,031	$2,063
Amortization of Core Deposit Intangible	-	1
Amortization of Intangibles	74	72
Tax Credit Carryforwards	1,418	2,010
Unrealized Loss of AFS - Merger Tax Adjustment	894	894
Postretirement Benefits	28	30
Net Unrealized Loss on Securities	-	383
Passthrough Entities	2	2
Stock-Based Compensation Expense	36	28
Accrued Payroll	32	44
OREO	49	121
Purchase Accounting Adjustments - Acquired Loans	396	413
Deferred Compensation	-	55
Other	84	67
Gross Deferred Tax Assets	5,044	6,183
100% Valuation Allowance - AMT Tax Credit Carryforward (1)	(1,311)	(1,311)
Deferred Tax Assets net of Valuation Allowance	3,733	4,872

Deferred Tax Liabilities:
Deferred Origination Fees and Costs	293	292
Depreciation	689	714
Net Unrealized Gain on Securities	251	-
Mortgage Servicing Rights	207	198
Purchase Accounting Adjustment - Core Deposit Intangible	2,256	2,361
Purchase Accounting Adjustments - Fixed Assets	310	321
Purchase Accounting Adjustments - Certificates of Deposit	135	175
Goodwill	415	412
Gross Deferred Tax Liabilities	4,556	4,473
Net Deferred Tax (Liabilities) Assets	$(823)	$399

(1)	The 100% valuation allowance for AMT tax credit carry-forward acquired in the FWVB merger is due to an unaddressed tax deadline as of March 31, 2019. See below narrative for further explanation.

While the Tax Cuts and Jobs Act (“Tax Act”) was the first major overhaul of the Internal Revenue Code in the last 30 years, it has many items that are left unaddressed once certain tax deadlines pass and no formal regulations are known as of March 31, 2019. One of these unaddressed tax deadlines is the expiration of the AMT credit carry-forward after the 2021 tax year. Pre – Tax Act regulations allowed for AMT credits to carry-forward infinitely. It has been determined that an AMT credit carry-forward of approximately $1.3 million, acquired in the FWVB merger on April 30, 2018, is in an uncertain tax position (“UTP”) and in accordance with FIN 48 – Accounting for Uncertain Tax Positions under ASC Topic 740, a valuation allowance has been established for the AMT credit completely offsetting the deferred tax asset balance of $1.3 million against goodwill. This is in accordance with ASC Topic 805 – Business Combinations, due to the AMT credit carry-forward being realized under current tax law and minimal possibility of utilization as of the 2021 tax year, deemed to have no current value and offset into goodwill as a purchase accounting adjustment.

No other valuation allowance was established against the remaining deferred tax assets in view of the Company’s cumulative history of earnings and anticipated future taxable income as evidenced by the Company’s earnings potential at March 31, 2019 and December 31, 2018.

Deferred taxes at March 31, 2019 and December 31, 2018, are included in other assets in the accompanying Consolidated Statement of Financial Condition.

Note 14. Other Noninterest Expense

The details of other noninterest expense for the Company’s consolidated statement of income for the three months ended March 31, 2019 and 2018, are as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2019	2018
Other Noninterest Expense
Non-employee compensation	$140	$122
Printing and supplies	97	108
Postage	72	58
Telephone	143	112
Charitable contributions	41	29
Dues and subscriptions	52	66
Loan expenses	82	93
Meals and entertainment	55	34
Travel	35	38
Training	9	13
Miscellaneous	281	192
Total Other Noninterest Expense	$1,007	$865

Note 15. Segment and Related Information

At March 31, 2019, the Company’s business activities are comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial Services, Inc. is the parent company of the Bank and Exchange Underwriters, a wholly-owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

(Dollars in thousands)	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated

March 31, 2019
Assets	$1,301,046	$3,226	$141,311	$(142,990)	$1,302,593
Liabilities	1,162,839	834	(418)	(2,391)	1,160,864
Stockholders' equity	138,207	2,392	141,729	(140,599)	141,729

December 31, 2018
Assets	$1,278,513	$5,155	$137,908	$(140,275)	$1,281,301
Liabilities	1,144,293	2,445	282	(3,344)	1,143,676
Stockholders' equity	134,220	2,710	137,626	(136,931)	137,625

Three Months Ended March 31, 2019
Total interest income	$12,282	$-	$14		$12,296
Total interest expense	1,862	-	-		1,862
Net interest income	10,420	-	14	-	10,434
Provision for loan losses	25	-	-	-	25
Net interest income after provision for loan losses	10,395	-	14	-	10,409
Noninterest income	2,307	1,149	8	(1,149)	2,315
Noninterest expense	9,078	996	3	(996)	9,081
Income before income tax expense (benefit)	3,624	153	19	(153)	3,643
Income tax expense (benefit)	717	35	1	(35)	718
Net income of CB Financial Services Inc.	$2,907	$118	$18	$(118)	$2,925

Three Months Ended March 31, 2018
Total interest income	$8,696	$-	$11	$-	$8,707
Total interest expense	1,099	-	-	-	1,099
Net interest income	7,597	-	11	-	7,608
Provision for loan losses	1,500	-	-		1,500
Net interest income after provision for loan losses	6,097	-	11	-	6,108
Noninterest income	2,103	928	(17)	(928)	2,086
Noninterest expense	6,642	682	25	(682)	6,667
Income before income tax expense (benefit)	1,558	246	(31)	(246)	1,527
Income tax expense (benefit)	175	54	(8)	(54)	167
Net income of CB Financial Services Inc.	$1,383	$192	$(23)	$(192)	$1,360

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the Company’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include, but are not limited to, the following:

•	General and local economic conditions;
•	Changes in interest rates, deposit flows, demand for loans, real estate values and competition;
•	Competitive products and pricing;
•	The ability of our customers to make scheduled loan payments;
•	Loan delinquency rates;
•	Our ability to manage the risks involved in our business;
•	Our ability to integrate the operations of businesses we acquire;
•	Inflation, market and monetary fluctuations;
•	Our ability to control costs and expenses;
•	Changes in federal and state legislation and regulation applicable to our business; and

•	Other factors disclosed in the Company’s periodic filings with the Securities and Exchange Commission.

The Company uses the current statutory federal income tax rate of 21.0% to value its deferred tax assets and liabilities. In addition, all deferred tax assets and liabilities including deferred tax assets and liabilities that were retained from the FWVB merger have been tax effected at the WV state income tax rate of 6.5% times the appropriate WV state apportionment according to state revenue laws regarding nexus.

The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

General

CB Financial Services, Inc. is a bank holding company established in 2006 and headquartered in Carmichaels, Pennsylvania. CB Financial’s business activities are conducted primarily through its wholly owned banking subsidiary Community Bank.

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

On August 1, 2018, the Bank’s insurance subsidiary, Exchange Underwriters, completed its acquisition of the Beynon Insurance customer list.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2019, compared to the financial condition as of December 31, 2018 and the consolidated results of operations for the three months ended March 31, 2019 and 2018.

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

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in southwestern Pennsylvania and Ohio Valley market areas.

Statement of Financial Condition Analysis

Assets. Total assets increased $21.3 million, or 1.7%, to remain at approximately $1.3 billion at March 31, 2019 and December 31, 2018.

Cash and due from banks increased $23.0 million, or 43.1%, to $76.3 million at March 31, 2019, compared to $53.4 million at December 31, 2018. This is primarily the result of deposit growth.

Investment securities classified as available-for-sale decreased $736,000, or 0.3%, to $224.7 million at March 31, 2019, compared to $225.4 million at December 31, 2018. This decrease was primarily the result of security calls and paydowns in the current quarter of approximately $3.8 million, mainly offset by an increase in the unrealized gain on securities of approximately $3.0 million. The increase in unrealized gain on securities is mainly due to the market and interest rate decreases.

Loans, net, decreased $3.9 million, or 0.4%, to $899.4 million at March 31, 2019, compared to $903.3 million at December 31, 2018. Net loan paydowns and net loan prepayments of $7.8 million for commercial and industrial loans, $4.0 million in commercial real estate loans, $3.5 million for consumer loans and $3.9 million of sold residential mortgage loans to the FHLB Mortgage Partnership Finance ® (“MPF®”) program, offset net loan originations of $11.1 million in construction loans, $3.5 million in residential mortgage loans, and $423,000 in other loans. Loan reclassifications of $21.7 million resulted in adjustments to the balances of loan segments at December 31, 2018. The loan reclassification occurred as of the three months ended March 31, 2019. This was due to a review of the commercial and industrial loan segment that had identified the reclassified loans as term loans and revolving lines of credit even though they were partially or primarily collateralized by commercial real estate and residential real estate.

Premises and equipment, net, decreased $356,000, or 1.5%, to $23.1 million at March 31, 2019, compared to $23.4 million at December 31, 2018. This is due to $276,000 of depreciation and $25,000 of purchase accounting adjustments recognized on fixed assets in the current quarter.

Liabilities. Total liabilities increased $17.2 million, or 1.5%, to $1.2 billion at March 31, 2019 compared to $1.1 billion at December 31, 2018.

Total deposits increased $18.8 million, or 1.7%, to remain constant at $1.1 billion at March 31, 2019 and December 31, 2018. There were increases of $20.9 million in demand deposits, $8.3 million in savings accounts, $3.3 million in time deposits and $796,000 in brokered deposits, partially offset by decreases of $8.9 million in money market accounts and $5.6 million in NOW accounts. The legacy Bank deposit portfolio had approximately $12.6 million increase in deposits in the current quarter. The acquired FWVB merger deposit portfolio increased $6.2 million in the current quarter. The Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships.

Short-term borrowings decreased $290,000, or 0.9%, to $30.7 million at March 31, 2019 compared to $31.0 million at December 31, 2018. At March 31, 2019 and December 31, 2018, short-term borrowings were comprised entirely of securities sold under agreements to repurchase. Approximately $20.0 million of securities sold under agreements to repurchase were assumed in the FWVB merger. The decrease in short-term borrowings is related to available cash reserves that exceeded loan originations and a decrease in business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Other borrowed funds decreased by $3.0 million due to a $3.0 million maturing FHLB long-term borrowing that was retired in the current period. As a result of current period activity, the weighted average interest rate on long-term borrowings increased by 9 basis points to 2.08%.

Stockholders’ Equity. Stockholders’ equity increased $4.1 million, or 3.0%, to $141.7 million at March 31, 2019, compared to $137.6 million at December 31, 2018. Net income was $2.9 million for the three months ended March 31, 2019. Unrealized gain on investment securities increased by $2.4 million. The Company paid $1.3 million in dividends to stockholders during the three months ended March 31, 2019. Book value per share was $26.09, an increase of $0.76, or 3.0%, at March 31, 2019, as compared to $25.33 book value per share at December 31, 2018.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Overview. Net income increased $1.5 million, to $2.9 million for the three months ended March 31, 2019, compared to $1.4 million for the three months ended March 31, 2018. The quarterly results were mainly impacted by the FWVB merger, which produced increased net interest income, and the acquisition of the Beynon Insurance customer list on August 1, 2018, which produced additional noninterest income through increased commission and fees and contingency income. In addition, significantly reduced provision for loan losses in the current quarter attributed to overall net income.

Net Interest Income. Net interest income increased $2.8 million, or 37.1%, to $10.4 million for the three months ended March 31, 2019 compared to $7.6 million for the three months ended March 31, 2018.

Interest and dividend income increased $3.6 million, or 41.2%, to $12.3 million for the three months ended March 31, 2019 compared to $8.7 million for the three months ended March 31, 2018. Interest income on loans increased $2.5 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Average net loans increased by $147.6 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. This was primarily due to the FWVB merger and organic loan growth. The FWVB merger not only affected the average loan balance, it also contributed to an increase of 41 basis points in loan yield. The credit mark recorded for the acquired loans in the FWVB merger was approximately $1.3 million. The impact of the accretion from both the FWVB and FedFirst Financial Corporation (“FFCO”) acquired loan portfolios for the three months ended March 31, 2019 was an increase of $60,000, or 3 basis points in loan yield, compared to $66,000, or 4 basis points increase, for the three months ended March 31, 2018. The impact of credit mark accretion for the three months ended March 31, 2019 and March 31, 2018, was mainly due to monthly loan runoff for both acquired loan portfolios. The remaining credit mark balance for both acquired loan portfolios was $1.8 million as of March 31, 2019. Interest income on taxable securities increased $830,000, mainly due to an increase of $99.0 million in the average balance and 72 basis points in yield in the current period. This is a result of the FWVB merger and security purchases with higher prevailing yields. Other interest and dividend income increased $144,000, to $204,000 for the three months ended March 31, 2019, compared to $60,000 for the three months ended March 31, 2018. This was a result of increased interest earned on correspondent deposit banks and FHLB dividends in the current period. Interest income on federal funds sold increased $108,000, mainly due to an increase of $19.1 million in the average balance of other interest-earning assets held at the Federal Reserve Bank, comprised mainly of interest-bearing cash and the three quarterly interest rate hikes of 25 basis points each by the Federal Reserve Board (“FRB”) since the three months ended March 31, 2018. Interest income on securities exempt from federal income tax increased by $45,000 in the current period. This was mainly due to the FWVB merger that generated an increase in yield of 45 basis points.

Interest expense increased $763,000, or 69.4%, to $1.9 million for the three months ended March 31, 2019 compared to $1.1 million for the three months ended March 31, 2018. Interest expense on deposits increased $931,000, due to an increase in average interest-bearing deposits of $257.8 million, primarily due to increases in deposits as a result of the FWVB merger. The average cost of interest-bearing deposits increased 28 basis points. This was primarily related to previously mentioned interest rate hikes by the FRB. Interest expense on short-term borrowings decreased by $151,000, or 146 basis points, due to a decrease of $42.4 million in the average balance of FHLB overnight borrowings, partially offset by an increase of $9.1 million in the average balance of securities sold under agreements to repurchase. Interest expense on other borrowed funds decreased $16,000 primarily due to a decrease in the average balance of FHLB long-term borrowings of $4.2 million during the current quarter. This is a result of maturing FHLB long-term borrowings being retired.

Average Balances and Yields. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for 2019 and 2018. As such, amounts will not agree to income as reported in the consolidated financial statements. Average balances for loans are net of the allowance for loan losses, and include nonaccrual loans. Nonaccrual loans are included in average balances only. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	(Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2019			2018
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$898,283	$10,467	4.73%	$750,710	$8,005	4.32%
Investment Securities
Taxable	185,251	1,264	2.73	86,206	434	2.01
Exempt From Federal Tax	40,488	345	3.41	39,205	290	2.96
Other Interest-Earning Assets	43,083	318	2.99	7,680	66	3.49
Total Interest-Earning Assets	1,167,105	12,394	4.31	883,801	8,795	4.04
Noninterest-Earning Assets	114,627			58,297
Total Assets	$1,281,732			$942,098

Liabilities and
Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$212,192	276	0.53%	$131,600	103	0.32%
Savings	213,115	145	0.28	134,292	62	0.19
Money Market	184,503	273	0.60	137,310	119	0.35
Time Deposits	217,289	1,025	1.91	166,048	504	1.23
Total Interest-Bearing Deposits	827,099	1,719	0.84	569,250	788	0.56

Borrowings	51,104	143	1.13	88,753	311	1.42
Total Interest-Bearing Liabilities	878,203	1,862	0.86	658,003	1,099	0.68

Noninterest-Bearing Demand Deposits	255,478			187,693
Other Liabilities	8,962			3,407
Total Liabilities	1,142,643			849,103

Stockholders' Equity	139,089			92,995
Total Liabilities and
Stockholders' Equity	$1,281,732			$942,098

Net Interest Income		$10,532			$7,696

Net Interest Rate Spread (2)			3.45%			3.36%
Net Interest-Earning Assets (3)	$288,902			$225,798
Net Interest Margin (4)			3.66			3.53
Return on Average Assets			0.93			0.59
Return on Average Equity			8.53			5.93
Average Equity to Average Assets			10.85			9.87
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			132.90			134.32

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 21% for the three months ended March 31, 2019, and 2018, respectively.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for 2019 and 2018. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	(Dollars in thousands) (Unaudited)
	Three Months Ended March 31, 2019
	Compared To
	Three Months Ended March 31, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$1,654	$808	$2,462
Investment Securities:
Taxable	633	197	830
Exempt From Federal Tax	10	45	55
Other Interest-Earning Assets	262	(10)	252
Total Interest-Earning Assets	2,559	1,040	3,599

Interest Expense:
Deposits	445	486	931
Borrowings	(114)	(54)	(168)
Total Interest-Bearing Liabilities	331	432	763
Change in Net Interest Income	$2,228	$608	$2,836

Provision for Loan Losses. The provision for loan losses was $25,000 for the three months ended March 31, 2019, compared to $1.5 million for the three months ended March 31, 2018. Net charge-offs for the three months ended March 31, 2019 were $172,000, which included net-charge-offs of $133,000 on automobile loans and $23,000 on student loans, compared to $1.4 million of net charge-offs for the three months ended March 31, 2018, which included $122,000 of net charge-offs on automobile loans. Prior period loan charge-offs consisted of $496,000, $443,000 and $238,000 for three commercial and industrial relationships and $27,000 for residential mortgage loans. The student loan charge-offs are now being recognized by the Bank due to the ReliaMax Surety student loan insurance company’s insolvency in 2018. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses. The decrease in the quarterly provision was primarily due to reduced charge-offs, loan paydowns and loan payoffs of impaired loan relationships in the current period. In addition, stability of the credit matrix factors in the current period had a positive impact on the qualitative factors within the allowance calculation.

Noninterest Income. Noninterest income increased $229,000, or 11.0%, to $2.3 million for the three months ended March 31, 2019 compared to $2.1 million for the three months ended March 31, 2018. Insurance commissions from Exchange Underwriters increased $220,000, due to increased direct bill and property and casualty commercial lines commissions and fees income of $351,000, as a result of the Beynon customer list acquisition and increased contingency fees of $116,000 received, partially offset by a decrease due to the revenue recognition accounting standard adopted in the first quarter of 2018. The revenue recognition standard delayed $251,000 of received commissions and fees for the three months ended March 31, 2019, as compared to $5,000 for the three months ended March 31, 2018. These commissions and fees will be recognized into income in subsequent periods as the revenue is earned in accordance with the revenue recognition accounting standard. Contingency fees are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. Service fees on deposit accounts increased $162,000 due to increased volume in ATM and check card fees as a result of the FWVB merger. There was an increase in the net gains on sales of residential mortgage loans of $84,000. The increase in gains was primarily due to an increase in the number of loans originated and subsequently sold to the FHLB as part of the MPF® program and stability in mortgage rates. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. The fair value of equity securities increased $45,000 due to the prior year first quarter adoption of Accounting Standard Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10), which requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income. As required, the $20,000 gain on equity securities for the three months ended March 31, 2019, compared to a $25,000 loss on equity securities for the three months ended March 31, 2018, was recognized due to current market conditions. Other noninterest income increased $37,000 due to decreased amortization of mortgage servicing rights on sold mortgages. Income on bank-owned life insurance (“BOLI”) increased by $24,000 due to the BOLI policies acquired in the FWVB merger. The decrease of $275,000 in other commissions was primarily due to the prior year first quarter recognition of insurance proceeds from a claim on a BOLI policy. There was a decrease of $60,000 in net gains on sales of investments due to investments sold at a loss of $60,000 for the three months ended March 31, 2019. The recognized losses were by design to mitigate deteriorating investments-credit risk and to reinvest in higher yielding, longer-term investments.

Noninterest Expense. Noninterest expense increased $2.4 million, or 36.2%, to $9.1 million for the three months ended March 31, 2019, compared to $6.7 million for the three months ended March 31, 2018. Salaries and employee benefits increased $1.2 million primarily due to the addition of FWVB-retained employee salaries, salary increases related to personnel, and health care and retirement benefits expenses mostly related to the FWVB merger. Amortization of Core Deposit Intangible (“CDI”) increased $351,000, due to the amortization of CDI recorded for the FWVB merger. Equipment expense increased $206,000, primarily due to data processing, equipment maintenance contracts, and depreciation expense related to the eight additional branch locations from the FWVB merger. Occupancy expense increased $189,000, primarily due to increases in property contracted services, depreciation, utilities and real estate taxes due to the FWVB merger. Other noninterest expense increased $142,000, primarily due to director fees, amortization of the Beynon customer list for Exchange Underwriters, telephone, other losses, meals and entertainment, and postage. These increases were partially offset by decreases in other restricted stock awards expense, repossession expenses, dues and memberships, and office supplies. Contracted services increased $133,000 mainly as a result of the eight additional branch locations acquired in the FWVB merger. Other real estate owned expense decreased $70,000 in the three months ended March 31, 2019, due to $38,000 of income for the leasing of mineral rights and $33,000 gain on the sale of the acquired other real estate owned property from the FWVB merger. PA shares tax increased $69,000 due to the increase in equity based on the FWVB merger. Bankcard processing increased $68,000 mainly due to the increased number of ATM transactions as a result of the FWVB merger. The Federal Deposit Insurance Corporation (“FDIC”) assessment expense increased $52,000 due to the average asset growth related to the FWVB merger and an assessment factor increase by the FDIC in the computation of the insurance assessment. Legal and professional fees increased $41,000 mainly due to external audit related fees. Advertising increased $17,000 due to marketing initiatives that are being utilized to enhance the Company’s brand and exposure in the market area. This was partially offset by a decrease of $24,000 in merger- related expenses due to prior year quarter merger expenses related to merger planning software and employee travel to the then pending FWVB merger.

Income Tax Expense. Income taxes increased $551,000 to $718,000 for the three months ended March 31, 2019, compared to $167,000 for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 was 19.7% compared to 10.9% for the three months ended March 31, 2018. The increase in income taxes was due to an increase of $2.1 million in pre-tax income. The increase in the current quarter effective tax rate is due to the prior period federal tax-exempt income recognized on the proceeds from a claim on a BOLI policy. Excluding one-time BOLI proceeds of $421,000, the effective income tax rate was approximately 16.7% for the three months ended March 31, 2018.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 11 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of March 31, 2019.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at March 31, 2019 to satisfy its short- and long-term liquidity needs.

The Company’s most liquid assets are cash and due from banks, which totaled $76.3 million at March 31, 2019. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $85.0 million at March 31, 2019. In addition, at March 31, 2019, the Company had the ability to borrow up to $373.4 million from the FHLB of Pittsburgh, of which $37.7 million was utilized toward standby letters of credit. The Company also has the ability to borrow up to $107.0 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of both March 31, 2019 and December 31, 2018.

At March 31, 2019, time deposits due within one year of that date totaled $88.1 million, or 40.4% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At March 31, 2019, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $3.0 million.

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

Under the Regulatory Capital Rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier I capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer, which is composed of common equity Tier I capital, began on January 1, 2016 at the 0.625% level and was phased in over a three year period (increasing by that amount on each January 1, until it reached 2.5% on January 1, 2019).

At March 31, 2019 and December 31, 2018, the Company was categorized as “well capitalized” under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	March 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$98,457	11.74%	$96,985	11.44%
For Capital Adequacy Purposes	37,737	4.50	38,137	4.50
To Be Well Capitalized	54,510	6.50	55,086	6.50

Tier 1 Capital (to risk weighted assets)
Actual	98,457	11.74	96,985	11.44
For Capital Adequacy Purposes	50,317	6.00	50,849	6.00
To Be Well Capitalized	67,089	8.00	67,799	8.00

Total Capital (to risk weighted assets)
Actual	107,869	12.86	106,543	12.57
For Capital Adequacy Purposes	67,089	8.00	67,799	8.00
To Be Well Capitalized	83,861	10.00	84,748	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	98,457	7.93	96,985	7.82
For Capital Adequacy Purposes	49,682	4.00	49,637	4.00
To Be Well Capitalized	62,102	5.00	62,046	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of March 31, 2019, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2018, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, management concluded as of March 31, 2019, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the following:

In connection with the preparation of our interim consolidated financial statements as of and for the three months ended March 31, 2019, we concluded that there was a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis. A description of the identified material weakness in internal control over financial reporting is as follows:

The design and operating effectiveness of internal controls related to management’s review of our consolidated financial results did not operate at a level of precision sufficient to allow for accurate reporting of our consolidated financial results. Our consolidation process is substantially a manual process and inherently subject to error. During the preparation and review of our interim and annual consolidated financial statements, management was unable to perform adequate review and detect a classification error within the loan classification segments impacting commercial and industrial, commercial real estate and residential real estate loans, which are disclosed in the Company’s notes to the consolidated financial statements at a sufficient level of precision to prevent or detect reclassification misstatement. As a result, we corrected loan classifications for related loan segments in order to prepare the consolidated financial statements included in this Form 10-Q.

Although this control deficiency did not result in a material misstatement in our interim and annual consolidated financial statements as of and for the year ended December 31, 2018, it created a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis. Therefore, we concluded the deficiency represented a material weakness in our internal control over financial reporting.

Also a material weakness in our internal control over financial reporting discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 18, 2019 continues to exist as of March 31, 2019.

As a result of the material weakness identified as of March 31, 2019 and noted above and the material weakness discussed in our Annual Report on Form 10-K, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements and related notes thereto included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b)	Changes to Internal Control Over Financial Reporting

During the most recently completed fiscal quarter the Company made the following changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act in order to remediate the above material weaknesses:

• implementation of recruitment for experienced accounting staff;

• a thorough review of the finance and loan departments to ensure that the areas of responsibilities are properly matched to the staff competencies and that the lines of communication and processes are as effective as possible;

• a thorough review of the processes and procedures used in the Company’s loan classification; and

• development of a standardized method for the review of loan disclosures.

Management believes the measures described above will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on September 13, 2014 (File No. 333-196749))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on September 13, 2014 (File No. 333-196749))
31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	May 15, 2019	/s/ Patrick G. O’Brien.
Patrick G. O’Brien
President and Chief Executive Officer

Date:	May 15, 2019	/s/ Kevin D. Lemley
Kevin D. Lemley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

