Form 10-Q
period 2019-06-30
CB Financial Services, Inc.
filed 2019-08-08
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the number of shares outstanding of the Registrant’s Common Stock was 5,433,489.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands, except share data)	2019	2018

ASSETS
Cash and Due From Banks:
Interest Bearing	$21,490	$36,736
Non-Interest Bearing	22,884	16,617
Total Cash and Due From Banks	44,374	53,353

Investment Securities:
Available-for-Sale	236,004	225,409
Loans, Net	926,197	903,314
Premises and Equipment, Net	22,858	23,448
Bank-Owned Life Insurance	23,188	22,922
Goodwill	28,425	28,425
Core Deposit Intangible, Net	9,964	10,934
Accrued Interest and Other Assets	14,178	13,496
TOTAL ASSETS	$1,305,188	$1,281,301

LIABILITIES
Deposits:
Demand Deposits	$273,175	$253,201
NOW Accounts	214,157	218,687
Money Market Accounts	175,760	187,627
Savings Accounts	218,369	209,985
Time Deposits	221,524	214,891
Brokered Deposits	4,118	2,267
Total Deposits	1,107,103	1,086,658

Short-Term Borrowings	27,730	30,979
Other Borrowed Funds	17,000	20,000
Accrued Interest and Other Liabilities	7,848	6,039
TOTAL LIABILITIES	1,159,681	1,143,676

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 Shares Issued and 5,433,489 and 5,432,289 Shares Outstanding at June 30, 2019 and December 31, 2018, Respectively	2,367	2,367
Capital Surplus	83,380	83,225
Retained Earnings	61,140	57,843
Treasury Stock, at Cost (247,504 and 248,704 Shares at June 30, 2019 and December 31, 2018, Respectively)	(4,350)	(4,370)
Accumulated Other Comprehensive Income (Loss)	2,970	(1,440)
TOTAL STOCKHOLDERS' EQUITY	145,507	137,625
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,305,188	$1,281,301

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2019	2018	2019	2018

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$10,673	$9,257	$21,106	$17,228
Federal Funds Sold	165	54	279	60
Investment Securities:
Taxable	1,390	988	2,654	1,422
Exempt From Federal Income Tax	232	303	513	539
Other Interest and Dividend Income	209	88	413	148
TOTAL INTEREST AND DIVIDEND INCOME	12,669	10,690	24,965	19,397

INTEREST EXPENSE
Deposits	1,824	1,186	3,543	1,974
Federal Funds Purchased	-	-	-	1
Short-Term Borrowings	50	208	96	405
Other Borrowed Funds	90	123	187	236
TOTAL INTEREST EXPENSE	1,964	1,517	3,826	2,616

NET INTEREST INCOME	10,705	9,173	21,139	16,781
Provision For Loan Losses	350	600	375	2,100
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,355	8,573	20,764	14,681

NONINTEREST INCOME
Service Fees on Deposit Accounts	798	719	1,551	1,310
Insurance Commissions	1,083	880	2,234	1,811
Other Commissions	131	263	289	696
Net Gains on Sales of Loans	50	46	142	54
Net Gain (Loss) on Sales of Investments	7	-	(53)	-
Fair Value of Equity Securities	109	44	129	19
Net Gains on Purchased Tax Credits	9	11	18	22
Net Gain on Disposal of Fixed Assets	8	-	2	-
Income from Bank-Owned Life Insurance	134	127	266	235
Other	70	35	136	64
TOTAL NONINTEREST INCOME	2,399	2,125	4,714	4,211

NONINTEREST EXPENSE
Salaries and Employee Benefits	4,708	4,865	9,643	8,560
Occupancy	663	788	1,422	1,358
Equipment	665	632	1,369	1,130
FDIC Assessment	175	158	363	294
PA Shares Tax	249	197	517	396
Contracted Services	361	171	633	310
Legal and Professional Fees	160	145	341	285
Advertising	259	211	407	342
Bankcard Processing Expense	230	139	427	268
Other Real Estate Owned (Income)	(31)	(19)	(94)	(12)
Amortization of Core Deposit Intangible	485	400	970	534
Merger-Related	-	769	-	793
Other	1,107	1,038	2,114	1,903
TOTAL NONINTEREST EXPENSE	9,031	9,494	18,112	16,161

Income Before Income Taxes	3,723	1,204	7,366	2,731
Income Taxes	744	234	1,462	401
NET INCOME	$2,979	$970	$5,904	$2,330

EARNINGS PER SHARE
Basic	$0.55	$0.19	$1.09	$0.51
Diluted	0.55	0.19	1.08	0.51

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,433,537	5,000,209	5,433,198	4,550,580
Diluted	5,444,824	5,061,788	5,448,040	4,601,134

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018

Net Income	$2,979	$970	$5,904	$2,330

Other Comprehensive Income:
Unrealized Gains (Losses) on Available-for-Sale Securities Net of Income Tax Expense (Benefit) of $540 and ($31) for the Three Months Ended June 30, 2019 and 2018, Respectively, and $1,162 and ($409) for the Six Months Ended June 30, 2019 and 2018, Respectively	2,031	(70)	4,368	(1,491)

Reclassification Adjustment for (Gains) Losses on Securities: Included in Net Income, Net of Income Tax (Expense) Benefit of ($2) and $11 for the Three and Six Months Ended June 30, 2019, Respectively (1)	(5)	-	42	-
Other Comprehensive Income (Loss), Net of Income Tax Expense (Benefit)	2,026	(70)	4,410	(1,491)
Total Comprehensive Income	$5,005	$900	$10,314	$839

(1)	The gross amount of gains (losses) on securities of $7 and ($53) for the Three and Six Months Ended June 30, 2019, respectively are reported as Net Gain (Loss) on Sales of Investments on the Consolidated Statement of Income. The income tax expense (benefit) effect is included in Income Taxes on the Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						Other	Total
	Shares	Common	Capital	Retained	Treasury	Comprehensive	Stockholders'
(Dollars in thousands, except share and per share data)	Issued	Stock	Surplus	Earnings	Stock	Loss	Equity
December 31, 2017	4,363,346	$1,818	$42,089	$55,280	$(4,590)	$(1,341)	$93,256
Comprehensive Income:
Net Income	-	-	-	2,330	-	-	2,330
Other Comprehensive Loss	-	-	-	-	-	(1,491)	(1,491)
Impact of change in method of accounting for marketable equity securities (1)	-	-	-	40	-	(40)	-
Issuance of Common Stock
(net of issuance expenses of $515)	1,317,647	549	40,978	-	-	-	41,527
Stock-Based Compensation Expense	-	-	239	-	-	-	239
Exercise of Stock Options	-	-	5	-	208	-	213
Treasury Stock Purchased, at cost (8,624 shares)	-	-	-	-	(298)	-	(298)
Dividends Paid ($0.44 Per Share)	-	-	-	(2,092)	-	-	(2,092)
June 30, 2018	5,680,993	$2,367	$83,311	$55,558	$(4,680)	$(2,872)	$133,684

						Accumulated
						Other	Total
	Shares	Common	Capital	Retained	Treasury	Comprehensive	Stockholders'
(Dollars in thousands, except share and per share data)	Issued	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity
December 31, 2018	5,680,993	$2,367	$83,225	$57,843	$(4,370)	$(1,440)	$137,625
Comprehensive Income:
Net Income	-	-	-	5,904	-	-	5,904
Other Comprehensive Income	-	-	-	-	-	4,410	4,410
Restricted Stock Awards Granted	-	-	(11)	-	11	-	-
Restricted Stock Awards Forfeited	-	-	8	-	(8)	-	-
Stock-Based Compensation Expense	-	-	153	-	-	-	153
Exercise of Stock Options	-	-	5	-	36	-	41
Treasury stock purchased, at cost (800 shares)	-	-	-	-	(19)	-	(19)
Dividends Paid ($0.48 Per Share)	-	-	-	(2,607)	-	-	(2,607)
June 30, 2019	5,680,993	$2,367	$83,380	$61,140	$(4,350)	$2,970	$145,507

(1)	Reclassification due to the adoption of ASU 2016-01. See Note 1 for additional information.

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018

OPERATING ACTIVITIES
Net Income	$5,904	$2,330
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Investments	20	115
Depreciation and Amortization	1,833	1,347
Provision for Loan Losses	375	2,100
Unrealized (Gain) Loss on Equity Securities	(129)	(19)
Gains on Purchased Tax Credits	(18)	(22)
Income from Bank-Owned Life Insurance	(266)	(235)
Proceeds From Mortgage Loans Sold	5,724	2,539
Originations of Mortgage Loans for Sale	(5,582)	(2,485)
Gains on Sales of Loans	(142)	(54)
Losses on Sales of Investment Securities	53	-
Gains on Sales of Other Real Estate Owned and Repossessed Assets	(94)	(19)
Noncash Expense for Stock-Based Compensation	153	239
Increase in Accrued Interest Receivable	(343)	(832)
Net Gain on Disposal of Fixed Assets	(2)	-
Increase (Decrease) in Taxes Payable	536	(1,914)
Increase in Accrued Interest Payable	293	106
Net Payment of Federal/State Income Taxes	(1,365)	(820)
Other, Net	851	1,427
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,801	3,803

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	15,703	4,823
Purchases of Securities	(33,331)	(1,069)
Proceeds from Sales of Securities	12,672	80,314
Net Increase in Loans	(23,397)	(53,526)
Purchase of Premises and Equipment	(54)	(3,742)
Asset Acquisition of a Customer List	(900)	-
Proceeds From a Claim on Bank-Owned Life Insurance	-	951
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	773	214
Decrease (Increase) in Restricted Equity Securities	143	(306)
Net Cash Received from Acquisition	-	20,632
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(28,391)	48,291

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	20,445	(30,404)
Net Decrease in Short-Term Borrowings	(3,249)	(12,457)
Principal Payments on Other Borrowed Funds	(3,000)	(3,500)
Cash Dividends Paid	(2,607)	(2,092)
Treasury Stock, Purchases at Cost	(19)	(298)
Exercise of Stock Options	41	213
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,611	(48,538)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,979)	3,556
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	53,353	20,622
CASH AND DUE FROM BANKS AT END OF PERIOD	$44,374	$24,178

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $3,543 and $1,974, respectively)	$3,532	$2,511
Income taxes	1,365	820

Real estate acquired in settlement of loans	158	-
SUPPLEMENTAL NONCASH DISCLOSURE:
Right of use asset recognized	1,706	-
Lease liability recognized	1,712	-

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

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Interim results are not necessarily indicative of results for a full year.

The Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC and incorporated into the consolidated financial statements the effect of all material known events determined by ASC Topic 855, Subsequent Events, to be recognizable events.

Nature of Operations

The Company derives substantially all its income from banking and bank-related services which include interest earnings on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest earnings on investment securities and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from twenty offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, seven offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, the Bank’s wholly owned subsidiary that is a full-service, independent insurance agency.

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

Recognition of Prior Period Errors

In April 2018, the Company discovered an error with the collateral position on a commercial and industrial classified loan relationship that had occurred in April 2017. This error resulted in the loss of the Company’s first lien position, leaving the loan with insufficient collateral. The Company recognized the error by recording a specific reserve and recognizing an additional $300,000 (pre-tax) of provision for loan losses for the quarter-ended March 31, 2018. There was no financial statement impact for the three months ended June 30, 2018. The impact of the correction of the error resulted in a decrease of $300,000 in income before income taxes and a decrease of $63,000 in income taxes. This resulted in a decrease of $237,000 (after-tax) in net income ($0.05 per share) for the six months ended June 30, 2018.

As a result of this error, the Company’s 2017 results were overstated by $237,000 and the Company’s March 31, 2018 quarterly and six months ended June 30, 2018 results were understated by the same amount. Management of the Company concluded the effect of the error was immaterial to the Company’s 2017 and 2018 results.

In March 2019, the Company discovered an error in loan classifications within the commercial and industrial segment of the loan portfolio. The loan reclassifications were due to term loans and revolving lines of credit that were classified as commercial and industrial loans but were partially or primarily secured by commercial and residential real estate. The error resulted in loan reclassifications of $21.7 million from commercial and industrial segment to commercial real estate and residential real estate segments as of and for the year ended December 31, 2018. In addition, as a result of the loan segment reclassifications, the allocated components of the allowance for loan losses were adjusted to reflect the revised loan balances with the residual of $257,000 added to the unallocated component of the allowance for loan loss as of December 31, 2018. Management of the Company has evaluated the loan reclassification error and determined that, based on quantitative and qualitative analysis, this error was not material to the December 31, 2018 consolidated financial statements as presented.

Reclassifications

Certain comparative amounts for the prior year have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income or stockholders’ equity.

Recent Accounting Standards

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 is intended to be effective with ASU 2016-02, as amended. The amendments in ASU 2018-01 are as follows: provide an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old lease standards; and clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company adopted the provisions of ASU 2016-02 effective January 1, 2019, which increased assets and liabilities approximately $1.9 million at the time of adoption, as a result of reporting additional leases on the Company's consolidated statement of financial condition.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP; and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, debt securities, trade receivables, net investments in leases, off balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-13, but does not believe that its adoption will have a material impact on the Company's consolidated financial condition or results of operations. In July 2019, the FASB tentatively decided to delay the required implementation date of ASU 2016-13 for smaller reporting companies. If the decision to delay the required implementation is finalized, the Company would be required to implement the ASU on January 1, 2023.

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

The assets acquired and liabilities assumed in the FWVB merger were recorded on the Company’s Consolidated Statement of Financial Condition at their estimated fair values as of April 30, 2018. Based on a purchase price allocation, the Company recorded $23.5 million in goodwill and $9.1 million in core deposit intangibles related to FWVB merger.

None of the goodwill is deductible for income tax purposes, as the merger is accounted for as a tax-free exchange for tax purposes.

The fair value of the assets acquired, and liabilities assumed in the FWVB merger were as follows (dollars in thousands):

		Measurement
Consideration Paid:	June 30, 2018	Period Adjustments	December 31, 2018
Cash Paid for Redemption of FWVB Common Stock	$9,801		$9,801
CB Financial Common Stock Issued in
Exchange for FWVB Common Stock	41,527		41,527
Total Consideration Paid	51,328	-	51,328

Assets Acquired:
Cash and Cash Equivalents	30,433		30,433
Net Loans	95,456		95,456
Investment Securities	187,628		187,628
Premises and Equipment	13,047	(9,335)	3,712
Bank Owned Life Insurance	4,212		4,212
Core Deposit Intangible	12,789	(3,662)	9,127
Deferred Tax Assets	(87)	1,411	1,324
Other Assets	3,030		3,030
Total Assets Acquired	346,508	(11,586)	334,922

Liabilities Assumed:
Deposits	281,620		281,620
Borrowings	22,329		22,329
Other Liabilities	3,117		3,117
Total Liabilities Assumed	307,066	-	307,066
Total Identifiable Net Assets	39,442	(11,586)	27,856
Goodwill Recognized	$11,886	11,586	$23,472

As part of the FWVB merger, the Company identified employees from FWVB who would be retained and estimated a severance cost of $100,000 if those employees were terminated without cause within the first year of the merger. For the six months ended June 30, 2019, the Company paid out $52,000 in severance cost according to the FWVB merger agreement. In accordance with the merger agreement and GAAP, the severance accrual that was remaining as of the one-year anniversary of the April 30, 2018 merger, would be reversed, and recorded as an offset to current period compensation expense. As of the three months ended June 30, 2019, $48,000 was offset against compensation expense.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted-Average Common Shares Outstanding	5,680,993	5,266,714	5,680,993	4,817,525
Average Treasury Stock Shares	(247,456)	(266,505)	(247,795)	(266,945)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	5,433,537	5,000,209	5,433,198	4,550,580
Additional Common Stock Equivalents (Stock Options and Restricted Stock) Used to Calculate Diluted Earnings Per Share	11,287	61,579	14,842	50,554
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	5,444,824	5,061,788	5,448,040	4,601,134

Earnings per share:
Basic	$0.55	$0.19	$1.09	$0.51
Diluted	0.55	0.19	1.08	0.51

Note 4. Revenue Recognition from Contracts with Customers

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

All the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized as Non-Interest Income except for Other Real Estate Owned (Income), which is accounted for in Non-Interest Expense. The following table presents the Company’s sources of Non-Interest Income and Expense as of the periods indicated:

	(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

NONINTEREST INCOME
Service Fees on Deposit Accounts (a)	$798	$719	$1,551	$1,310
Insurance Commissions	1,083	880	2,234	1,811
Other Commissions (c)	131	263	289	696
Net Gains on Sales of Loans (b)	50	46	142	54
Net Gain (Loss) on Sales of Investments (b)	7	-	(53)	-
Fair Value of Equity Securities (b)	109	44	129	19
Net Gains on Purchased Tax Credits (b)	9	11	18	22
Net Gain on Disposal of Fixed Assets (b)	8	-	2	-
Income from Bank-Owned Life Insurance (b)	134	127	266	235
Other (b)	70	35	136	64
Total non-interest income	2,399	2,125	4,714	4,211

NONINTEREST EXPENSE
Other Real Estate Owned (Income)	(31)	(19)	(94)	(12)
Total non-interest expense	(31)	(19)	(94)	(12)

Net non-interest income	$2,430	$2,144	$4,808	$4,223

(a)	Interchange fees and ATM fees are included within this line item.
(b)	Not within the scope of ASC 606.
(c)	The Other Commissions category includes wealth management referral fees, merchant service fees, check sales and safe deposit box rentals totaling $124,000 and $110,000 for the three months ended June 30, 2019 and 2018, and $254,000 and $209,000 for the six months ended June 30, 2019 and 2018, respectively, which are in the scope of ASC 606. The remaining balances of $7,000 and $36,000 for the three and six months ended June 30, 2019, respectively, represent income from other various commissions. The remaining balances of $152,000 and $487,000 for the three and six months ended June 30, 2018, respectively, mainly represents income derived from an assumable rate conversion (“ARC”) loan referral fee for the three and six months ended June 30, 2018, and a bank-owned life insurance policy claim for the six months ended June 30, 2018, which are all outside the scope of ASC 606. The following narrative describes the Company’s revenue streams accounted for under the guidance of ASC 606 as follows:

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

Other Commissions: The Company earns other commissions; such as, wealth management referral fees, merchant service fees, check sales and safe deposit box rentals to customers. The wealth management referral fees are earned as a referral of a bank customer initiates a customer relationship with an associated wealth management firm. These fees fulfill the contract/agreement between the Company and the wealth management firm. Merchant service fees are earned on customers who contract with the Company by utilizing credit card terminals issued and serviced by the Company. These fees are based on the volume and processing of card transactions accepted by customer businesses. Check sales are recognized as customers contact the Company for check supplies or the customer initiates the check order through the Company website to our third-party check company. These commissions are recognized as the third-party check company satisfies the contract of providing check stock to our customers. Safe deposit box rental income is recognized on a monthly basis, per each contract agreement with our customers. The safe deposit box income is automatically withdrawn from the customer’s deposit account on a monthly basis as this revenue is earned by the contract.

Gains/Losses on Sales of Other Real Estate Owned (“OREO”): The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. It is not common policy that the Company will finance an OREO property with the buyer. It is the Company’s belief that once loan collateral has been recognized as an OREO property, it needs to be sold to free the Company of any additional possible loss exposure. In addition, the Company occasionally will receive ownership in mineral rights with an OREO property. It has been the Company’s practice to retain ownership in the mineral rights and proceed to recognize the value of these rights to offset any potential loss exposure.

Note 5. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government Agencies	$83,545	$587	$(162)	$83,970
Obligations of States and Political Subdivisions	28,775	760	(6)	29,529
Mortgage-Backed Securities - Government-Sponsored Enterprises	117,309	2,611	(34)	119,886
Equity Securities - Mutual Funds	1,000	5	(10)	995
Equity Securities - Other	1,534	129	(39)	1,624
Total	$232,163	$4,092	$(251)	$236,004

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government Agencies	$82,506	$160	$(2,087)	$80,579
Obligations of States and Political Subdivisions	44,737	230	(366)	44,601
Mortgage-Backed Securities - Government-Sponsored Enterprises	97,535	582	(346)	97,771
Equity Securities - Mutual Funds	1,000	-	(32)	968
Equity Securities - Other	1,502	92	(104)	1,490
Total	$227,280	$1,064	$(2,935)	$225,409

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	June 30, 2019
	Less than 12 months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Government Agencies	2	$5,965	$(35)	14	$38,372	$(127)	16	$44,337	$(162)
Obligations of States and Political Subdivisions	-	-	-	3	1,861	(6)	3	1,861	(6)
Mortgage-Backed Securities - Government Sponsored Enterprises	-	-	-	6	11,131	(34)	6	11,131	(34)
Equity Securities - Mutual Fund	-	-	-	1	489	(10)	1	489	(10)
Equity Securities - Other	7	590	(34)	1	56	(5)	8	646	(39)
Total	9	$6,555	$(69)	25	$51,909	$(182)	34	$58,464	$(251)

	December 31, 2018
	Less than 12 months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Government Agencies	-	$-	$-	23	$65,450	$(2,087)	23	$65,450	$(2,087)
Obligations of States and Political Subdivisions	24	13,212	(133)	25	11,918	(233)	49	25,130	(366)
Mortgage-Backed Securities - Government Sponsored Enterprises	-	-	-	9	13,874	(346)	9	13,874	(346)
Equity Securities - Mutual Fund	2	968	(32)	-	-	-	2	968	(32)
Equity Securities - Other	7	592	(68)	3	225	(36)	10	817	(104)
Total	33	$14,772	$(233)	60	$91,467	$(2,702)	93	$106,239	$(2,935)

For debt securities, the Company does not believe that any individual unrealized loss as of June 30, 2019 or December 31, 2018, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at June 30, 2019 and December 31, 2018 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of investment securities as of the date indicated:

	(Dollars in thousands)
	June 30, 2019
	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in One Year or Less	$7,205	$7,217
Due after One Year through Five Years	67,921	68,038
Due after Five Years through Ten Years	40,535	41,481
Due after Ten Years	116,502	119,268
Total	$232,163	$236,004

Equity Securities – Mutual Funds and Equity Securities – Other do not have a scheduled maturity date but have been included in the Due After Ten Years category.

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

	(Dollars in thousands)
	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$246,963	32.7%	$235,492	32.6%
Commercial	247,671	32.7	229,455	31.8
Construction	56,054	7.4	46,824	6.5
Commercial and Industrial	79,040	10.4	78,466	10.9
Consumer	114,897	15.2	119,731	16.6
Other	12,242	1.6	11,623	1.6
Total Originated Loans	756,867	100.0%	721,591	100.0%
Allowance for Loan Losses	(9,091)		(8,942)
Loans, Net	$747,776		$712,649

Loans Acquired at Fair Value
Real Estate:
Residential	$83,902	46.9%	$91,277	47.8%
Commercial	69,511	38.8	77,609	40.5
Construction	4,361	2.4	2,000	1.0
Commercial and Industrial	14,810	8.3	12,997	6.8
Consumer	1,830	1.0	2,510	1.3
Other	4,607	2.6	4,888	2.6
Total Loans Acquired at Fair Value	179,021	100.0%	191,281	100.0%
Allowance for Loan Losses	(600)		(616)
Loans, Net	$178,421		$190,665

Total Loans
Real Estate:
Residential	$330,865	35.3%	$326,769	35.9%
Commercial	317,182	33.9	307,064	33.6
Construction	60,415	6.5	48,824	5.3
Commercial and Industrial	93,850	10	91,463	10.0
Consumer	116,727	12.5	122,241	13.4
Other	16,849	1.8	16,511	1.8
Total Loans	935,888	100.0%	912,872	100.0%
Allowance for Loan Losses	(9,691)		(9,558)
Loans, Net	$926,197		$903,314

Total unamortized net deferred loan fees were $766,000 and $926,000 at June 30, 2019 and December 31, 2018, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $101.4 million and $99.0 million at June 30, 2019 and December 31, 2018, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At June 30, 2019 and December 31, 2018, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands)
	June 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$245,071	$1,026	$866	$-	$246,963
Commercial	231,612	11,161	3,803	1,095	247,671
Construction	55,759	-	295	-	56,054
Commercial and Industrial	69,880	8,126	39	995	79,040
Consumer	114,792	-	105	-	114,897
Other	12,242	-	-	-	12,242
Total Originated Loans	$729,356	$20,313	$5,108	$2,090	$756,867

Loans Acquired at Fair Value
Real Estate:
Residential	$83,116	$-	$786	$-	$83,902
Commercial	60,354	7,004	2,153	-	69,511
Construction	4,361	-	-	-	4,361
Commercial and Industrial	14,794	-	16	-	14,810
Consumer	1,830	-	-	-	1,830
Other	4,509	98	-	-	4,607
Total Loans Acquired at Fair Value	$168,964	$7,102	$2,955	$-	$179,021

Total Loans
Real Estate:
Residential	$328,187	$1,026	$1,652	$-	$330,865
Commercial	291,966	18,165	5,956	1,095	317,182
Construction	60,120	-	295	-	60,415
Commercial and Industrial	84,674	8,126	55	995	93,850
Consumer	116,622	-	105	-	116,727
Other	16,751	98	-	-	16,849
Total Loans	$898,320	$27,415	$8,063	$2,090	$935,888

The increase of $4.7 million in the substandard loan category as of June 30, 2019 was mainly due to two commercial real estate relationships for $2.9 million and $1.7 million that were evaluated for impairment and were identified as having additional credit risk. The $2.9 million relationship has been assigned to a receiver to manage the property. The $1.7 million relationship paid current after quarter-end. Additionally, the loan is expected to be paid off without anticipated loss in the third quarter of 2019.

	December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$233,872	$1,071	$549	$-	$235,492
Commercial	222,279	5,301	704	1,171	229,455
Construction	43,522	2,902	400	-	46,824
Commercial and Industrial	68,553	8,618	228	1,067	78,466
Consumer	119,648	-	83	-	119,731
Other	11,623	-	-	-	11,623
Total Originated Loans	$699,497	$17,892	$1,964	$2,238	$721,591

Loans Acquired at Fair Value
Real Estate:
Residential	$89,490	$851	$936	$-	$91,277
Commercial	69,954	7,175	480	-	77,609
Construction	2,000	-	-	-	2,000
Commercial and Industrial	12,981	-	16	-	12,997
Consumer	2,510	-	-	-	2,510
Other	4,785	103	-	-	4,888
Total Loans Acquired at Fair Value	$181,720	$8,129	$1,432	$-	$191,281

Total Loans
Real Estate:
Residential	$323,362	$1,922	$1,485	$-	$326,769
Commercial	292,233	12,476	1,184	1,171	307,064
Construction	45,522	2,902	400	-	48,824
Commercial and Industrial	81,534	8,618	244	1,067	91,463
Consumer	122,158	-	83	-	122,241
Other	16,408	103	-	-	16,511
Total Loans	$881,217	$26,021	$3,396	$2,238	$912,872

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	(Dollars in thousands)
	June 30, 2019
		30-59	60-89	90 Days
	Loans	Days	Days	Or More	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
Originated Loans
Real Estate:
Residential	$245,623	$229	$30	$20	$279	$1,061	$246,963
Commercial	244,490	32	-	-	32	3,149	247,671
Construction	56,054	-	-	-	-	-	56,054
Commercial and Industrial	78,247	-	-	-	-	793	79,040
Consumer	114,044	611	120	17	748	105	114,897
Other	12,242	-	-	-	-	-	12,242
Total Originated Loans	$750,700	$872	$150	$37	$1,059	$5,108	$756,867

Loans Acquired at Fair Value
Real Estate:
Residential	$82,696	$43	$-	$-	$43	$1,163	$83,902
Commercial	67,867	-	-	1,644	1,644	-	69,511
Construction	4,361	-	-	-	-	-	4,361
Commercial and Industrial	14,725	69	-	-	69	16	14,810
Consumer	1,830	-	-	-	-	-	1,830
Other	4,607	-	-	-	-	-	4,607
Total Loans Acquired at Fair Value	$176,086	$112	$-	$1,644	$1,756	$1,179	$179,021

Total Loans
Real Estate:
Residential	$328,319	$272	$30	$20	$322	$2,224	$330,865
Commercial	312,357	32	-	1,644	1,676	3,149	317,182
Construction	60,415	-	-	-	-	-	60,415
Commercial and Industrial	92,972	69	-	-	69	809	93,850
Consumer	115,874	611	120	17	748	105	116,727
Other	16,849	-	-	-	-	-	16,849
Total Loans	$926,786	$984	$150	$1,681	$2,815	$6,287	$935,888

	December 31, 2018
		30-59	60-89	90 Days
	Loans	Days	Days	Or More	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
Originated Loans
Real Estate:
Residential	$232,967	$1,374	$72	$324	$1,770	$755	$235,492
Commercial	229,189	84	182	-	266	-	229,455
Construction	46,824	-	-	-	-	-	46,824
Commercial and Industrial	77,222	216	-	-	216	1,028	78,466
Consumer	118,256	1,319	70	3	1,392	83	119,731
Other	11,623	-	-	-	-	-	11,623
Total Originated Loans	$716,081	$2,993	$324	$327	$3,644	$1,866	$721,591

Loans Acquired at Fair Value
Real Estate:
Residential	$89,405	$408	$65	$-	$473	$1,399	$91,277
Commercial	77,532	77	-	-	77	-	77,609
Construction	2,000	-	-	-	-	-	2,000
Commercial and Industrial	12,929	52	-	-	52	16	12,997
Consumer	2,491	18	1	-	19	-	2,510
Other	4,888	-	-	-	-	-	4,888
Total Loans Acquired at Fair Value	$189,245	$555	$66	$-	$621	$1,415	$191,281

Total Loans
Real Estate:
Residential	$322,372	$1,782	$137	$324	$2,243	$2,154	$326,769
Commercial	306,721	161	182	-	343	-	307,064
Construction	48,824	-	-	-	-	-	48,824
Commercial and Industrial	90,151	268	-	-	268	1,044	91,463
Consumer	120,747	1,337	71	3	1,411	83	122,241
Other	16,511	-	-	-	-	-	16,511
Total Loans	$905,326	$3,548	$390	$327	$4,265	$3,281	$912,872

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

	(Dollars in Thousands)
	June 30,	December 31,
	2019	2018
Nonaccrual Loans:
Originated Loans:
Real Estate:
Residential	$1,061	$755
Commercial	3,149	-
Commercial and Industrial	793	1,028
Consumer	105	83
Total Originated Nonaccrual Loans	5,108	1,866

Loans Acquired at Fair Value:
Real Estate:
Residential	1,163	1,399
Commercial and Industrial	16	16
Total Loans Acquired at Fair Value Nonaccrual Loans	1,179	1,415
Total Nonaccrual Loans	6,287	3,281

Accruing Loans Past Due 90 Days or More:
Originated Loans:
Real Estate:
Residential	20	324
Consumer	17	3
Total Originated Accruing Loans 90 Days or More Past Due	37	327

Loans Acquired at Fair Value:
Real Estate:
Commercial	1,644	-
Total Loans Acquired at Fair Value Accruing Loans 90 Days or More Past Due	1,644	-
Total Accruing Loans 90 Days or More Past Due	1,681	327
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	7,968	3,608

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate - Residential	85	26
Real Estate - Commercial	1,072	980
Commercial and Industrial	113	154
Total Originated Loans	1,270	1,160
Loans Acquired at Fair Value:
Real Estate - Residential	351	1,212
Real Estate - Commercial	313	333
Total Loans Acquired at Fair Value	664	1,545
Total Troubled Debt Restructurings, Accruing	1,934	2,705

Total Nonperforming Loans	9,902	6,313

Real Estate Owned:
Residential	158	46
Commercial	174	871
Total Real Estate Owned	332	917

Total Nonperforming Assets	$10,234	$7,230

Nonperforming Loans to Total Loans	1.06%	0.69%
Nonperforming Assets to Total Assets	0.78	0.56

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $962,000 and $1.4 million at June 30, 2019 and December 31, 2018, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 13 loans totaling $2.8 million and 12 loans totaling $3.6 million at June 30, 2019 and December 31, 2018, respectively. Originated loans classified as TDRs consisted of eight loans totaling $2.2 million and six loans totaling $2.1 million at June 30, 2019 and December 31, 2018, respectively. Loans acquired at fair value classified as TDRs consisted of five loans totaling $664,000 and six loans totaling $1.5 million at June 30, 2019 and December 31, 2018, respectively.

During the three months ended June 30, 2019, one originated commercial real estate loan modified terms in a TDR transaction.

For three months ended June 30, 2018, one originated commercial and industrial line of credit loan entered into a TDR transaction and was termed-out due to declining updated financial information and one acquired loan at fair value TDR for residential real estate was due to the FWVB merger. In addition, there was one acquired loan at fair value TDR from the FFCO merger for commercial real estate that paid off during the three months ended June 30, 2018.

During the six months ended June 30, 2019, one residential real estate loan previously identified as an acquired loan at fair value TDR paid off, and one originated residential real estate loan modified in a TDR transaction by extending the term of the loan.

For the six months ended June 30, 2018, one originated commercial and industrial TDR loan was fully charged-off due to declining updated financial information, one originated consumer loan previously identified as a TDR paid off and one commercial and industrial loan previously identified as an acquired loan at fair value paid off.

No TDRs subsequently defaulted during the three and six months ended June 30, 2019 and 2018, respectively.

The following table presents information at the time of modification related to loans modified in a TDR during the three months ended June 30, 2019 and 2018, and the six months ended June 30, 2019. There were no loans modified into a TDR transaction during the quarter-ended March 31, 2018.

(Dollars in thousands)
Three Months Ended June 30, 2019
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
Originated Loans
Real Estate
Commercial	1	$114	$114	$-
Total	1	$114	$114	$-

	Three Months Ended June 30, 2018
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
Originated Loans
Real Estate
Commercial and Industrial	1	$161	$161	$-
Total	1	$161	$161	$-
Loans Acquired at Fair Value
Real Estate
Residential	1	$7	$7	$-
Total	1	$7	$7	$-

	Six Months Ended June 30, 2019
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
Originated Loans
Real Estate
Residential	1	$61	$61	$-
Commercial	1	114	114	-
Total	2	$175	$175	$-

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	June 30, 2019
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$146	$-	$150	$153	$2
Commercial	1,825	-	1,835	1,890	44
Construction	296	-	296	362	11
Commercial and Industrial	152	-	154	173	4
Total With No Related Allowance Recorded	$2,419	$-	$2,435	$2,578	$61

Loans Acquired at Fair Value
Real Estate:
Residential	$351	$-	$351	$355	$8
Commercial	2,465	-	2,465	2,488	76
Total With No Related Allowance Recorded	$2,816	$-	$2,816	$2,843	$84

Total Loans
Real Estate:
Residential	$497	$-	$501	$508	$10
Commercial	4,290	-	4,300	4,378	120
Construction	296	-	296	362	11
Commercial and Industrial	152	-	154	173	4
Total With No Related Allowance Recorded	$5,235	$-	$5,251	$5,421	$145

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$3,523	$656	$3,523	$3,528	$92
Commercial and Industrial	995	764	1,123	1,147	31
Total With A Related Allowance Recorded	$4,518	$1,420	$4,646	$4,675	$123

Loans Acquired at Fair Value
Real Estate:
Commercial and Industrial	$16	$7	$16	$16	$-
Total With A Related Allowance Recorded	$16	$7	$16	$16	$-

Total Loans
Real Estate:
Commercial	$3,523	$656	$3,523	$3,528	$92
Commercial and Industrial	1,011	771	1,139	1,163	31
Total With A Related Allowance Recorded	$4,534	$1,427	$4,662	$4,691	$123

	June 30, 2019 (cont.)
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$146	$-	$150	$153	$2
Commercial	5,348	656	5,358	5,418	136
Construction	296	-	296	362	11
Commercial and Industrial	1,147	764	1,277	1,320	35
Total Impaired Loans	$6,937	$1,420	$7,081	$7,253	$184

Loans Acquired at Fair Value
Real Estate:
Residential	$351	$-	$351	$355	$8
Commercial	2,465	-	2,465	2,488	76
Commercial and Industrial	16	7	16	16	-
Total Impaired Loans	$2,832	$7	$2,832	$2,859	$84

Total Loans
Real Estate:
Residential	$497	$-	$501	$508	$10
Commercial	7,813	656	7,823	7,906	212
Construction	296	-	296	362	11
Commercial and Industrial	1,163	771	1,293	1,336	35
Total Impaired Loans	$9,769	$1,427	$9,913	$10,112	$268

The increase of $1.9 million in impaired loans as of June 30, 2019 was mainly due to additional credit risk assessed on a commercial real estate relationship.

	December 31, 2018
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$71	$–	$74	$82	$4
Commercial	1,550	–	1,550	1,626	74
Construction	400	–	400	466	25
Commercial and Industrial	382	–	394	403	5
Total With No Related Allowance Recorded	$2,403	$–	$2,418	$2,577	$108

Loans Acquired at Fair Value
Real Estate:
Residential	$1,212	$–	$1,212	$1,234	$63
Commercial	2,466	–	2,466	1,868	123
Total With No Related Allowance Recorded	$3,678	$–	$3,678	$3,102	$186

Total Loans
Real Estate:
Residential	$1,283	$–	$1,286	$1,316	$67
Commercial	4,016	–	4,016	3,494	197
Construction	400	–	400	466	25
Commercial and Industrial	382	–	394	403	5
Total With No Related Allowance Recorded	$6,081	$–	$6,096	$5,679	$294

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$674	$211	$674	$716	$40
Commercial and Industrial	1,066	787	1,171	1,193	63
Total With A Related Allowance Recorded	$1,740	$998	$1,845	$1,909	$103

Loans Acquired at Fair Value
Real Estate:
Commercial	$44	$8	$44	$29	$3
Commercial and Industrial	16	6	16	16	–
Total With A Related Allowance Recorded	$60	$14	$60	$45	$3

Total Loans
Real Estate:
Commercial	$718	$219	$718	$745	$43
Commercial and Industrial	1,082	793	1,187	1,209	63
Total With A Related Allowance Recorded	$1,800	$1,012	$1,905	$1,954	$106

	December 31, 2018 (cont.)
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
Total Impaired Loans
Originated Loans
Real Estate:
Residential	$71	$–	$74	$82	$4
Commercial	2,224	211	2,224	2,342	114
Construction	400	–	400	466	25
Commercial and Industrial	1,448	787	1,565	1,596	68
Total Impaired Loans	$4,143	$998	$4,263	$4,486	$211

Loans Acquired at Fair Value
Real Estate:
Residential	$1,212	$–	$1,212	$1,234	$63
Commercial	2,510	8	2,510	1,897	126
Commercial and Industrial	16	6	16	16	–
Total Impaired Loans	$3,738	$14	$3,738	$3,147	$189

Total Loans
Real Estate:
Residential	$1,283	$–	$1,286	$1,316	$67
Commercial	4,734	219	4,734	4,239	240
Construction	400	–	400	466	25
Commercial and Industrial	1,464	793	1,581	1,612	68
Total Impaired Loans	$7,881	$1,012	$8,001	$7,633	$400

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	(Dollars in thousands)
	June 30, 2019
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
March 31, 2019	$1,154	$2,127	$500	$2,468	$1,733	$–	$811	$8,793
Charge-offs	(21)	–	–	–	(73)	–	–	(94)
Recoveries	5	7	–	1	29	–	–	42
Provision	(42)	866	(12)	136	(189)	–	(409)	350
June 30, 2019	$1,096	$3,000	$488	$2,605	$1,500	$–	$402	$9,091

Loans Acquired at Fair Value
March 31, 2019	$–	$423	$–	$85	$–	$–	$111	$619
Charge-offs	(22)	–	–	–	–	–	–	(22)
Recoveries	–	1	–	–	2	–	–	3
Provision	22	22	–	28	(2)	–	(70)	–
June 30, 2019	$–	$446	$–	$113	$–	$–	$41	$600

Total Allowance for Loan Losses
March 31, 2019	$1,154	$2,550	$500	$2,553	$1,733	$–	$922	$9,412
Charge-offs	(43)	–	–	–	(73)	–	–	(116)
Recoveries	5	8	–	1	31	–	–	45
Provision	(20)	888	(12)	164	(191)	–	(479)	350
June 30, 2019	$1,096	$3,446	$488	$2,718	$1,500	$–	$443	$9,691

Originated Loans
December 31, 2018	$1,050	$2,217	$395	$2,698	$2,027	$–	$555	$8,942
Charge-offs	(21)	–	–	–	(285)	–	–	(306)
Recoveries	9	19	–	2	50	–	–	80
Provision	58	764	93	(95)	(292)	–	(153)	375
June 30, 2019	$1,096	$3,000	$488	$2,605	$1,500	$–	$402	$9,091

Loans Acquired at Fair Value
December 31, 2018	$–	$476	$–	$109	$–	$–	$31	$616
Charge-offs	(22)	–	–	–	(1)	–	–	(23)
Recoveries	–	2	–	–	5	–	–	7
Provision	22	(32)	–	4	(4)	–	10	–
June 30, 2019	$–	$446	$–	$113	$–	$–	$41	$600

Total Allowance for Loan Losses
December 31, 2018	$1,050	$2,693	$395	$2,807	$2,027	$–	$586	$9,558
Charge-offs	(43)	–	–	–	(286)	–	–	(329)
Recoveries	9	21	–	2	55	–	–	87
Provision	80	732	93	(91)	(296)	–	(143)	375
June 30, 2019	$1,096	$3,446	$488	$2,718	$1,500	$–	$443	$9,691

	June 30, 2019
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$–	$656	$–	$764	$–	$–	$–	$1,420
Collectively Evaluated for Potential Impairment	$1,096	$2,344	$488	$1,841	$1,500	$–	$402	$7,671

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$–	$–	$–	$7	$–	$–	$–	$7
Collectively Evaluated for Potential Impairment	$–	$446	$–	$106	$–	$–	$41	$593

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$–	$656	$–	$771	$–	$–	$–	$1,427
Collectively Evaluated for Potential Impairment	$1,096	$2,790	$488	$1,947	$1,500	$–	$443	$8,264

	December 31, 2018
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$–	$211	$–	$787	$–	$–	$–	$998
Collectively Evaluated for Potential Impairment	$1,050	$2,006	$395	$1,911	$2,027	$–	$555	$7,944

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$–	$8	$–	$6	$–	$–	$–	$14
Collectively Evaluated for Potential Impairment	$–	$468	$–	$103	$–	$–	$31	$602

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$–	$219	$–	$793	$–	$–	$–	$1,012
Collectively Evaluated for Potential Impairment	$1,050	$2,474	$395	$2,014	$2,027	$–	$586	$8,546

	June 30, 2018
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
March 31, 2018	$875	$2,206	$156	$2,771	$2,156	$–	$36	$8,200
Charge-offs	–	–	–	–	(157)	–	–	(157)
Recoveries	8	19	–	1	27	–	–	55
Provision	(20)	86	103	27	104	–	300	600
June 30, 2018	$863	$2,311	$259	$2,799	$2,130	$–	$336	$8,698

Loans Acquired at Fair Value
March 31, 2018	$–	$487	$–	$167	$–	$–	$42	$696
Charge-offs	(32)	–	–	–	–	–	–	(32)
Recoveries	7	1	–	–	1	–	–	9
Provision	25	5	–	(48)	(1)	–	19	–
June 30, 2018	$–	$493	$–	$119	$–	$–	$61	$673

Total Allowance for Loan Losses
March 31, 2018	$875	$2,693	$156	$2,938	$2,156	$–	$78	$8,896
Charge-offs	(32)	–	–	–	(157)	–	–	(189)
Recoveries	15	20	–	1	28	–	–	64
Provision	5	91	103	(21)	103	–	319	600
June 30, 2018	$863	$2,804	$259	$2,918	$2,130	$–	$397	$9,371

Originated Loans
December 31, 2017	$891	$1,799	$276	$2,461	$2,358	$–	$430	$8,215
Charge-offs	(27)	–	–	(1,398)	(298)	–	–	(1,723)
Recoveries	12	19	–	3	72	–	–	106
Provision	(13)	493	(17)	1,733	(2)	–	(94)	2,100
June 30, 2018	$863	$2,311	$259	$2,799	$2,130	$–	$336	$8,698

Loans Acquired at Fair Value
December 31, 2017	$–	$490	$–	$83	$–	$–	$8	$581
Charge-offs	(32)	–	–	–	–	–	–	(32)
Recoveries	8	115	–	–	1	–	–	124
Provision	24	(112)	–	36	(1)	–	53	–
June 30, 2018	$–	$493	$–	$119	$–	$–	$61	$673

Total Allowance for Loan Losses
December 31, 2017	$891	$2,289	$276	$2,544	$2,358	$–	$438	$8,796
Charge-offs	(59)	–	–	(1,398)	(298)	–	–	(1,755)
Recoveries	20	134	–	3	73	–	–	230
Provision	11	381	(17)	1,769	(3)	–	(41)	2,100
June 30, 2018	$863	$2,804	$259	$2,918	$2,130	$–	$397	$9,371

	June 30, 2018
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$–	$351	$–	$1,264	$–	$–	$–	$1,615
Collectively Evaluated for Potential Impairment	$863	$1,960	$259	$1,535	$2,130	$–	$336	$7,083

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$–	$–	$–	$3	$–	$–	$–	$3
Collectively Evaluated for Potential Impairment	$–	$493	$–	$116	$–	$–	$61	$670

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$–	$351	$–	$1,267	$–	$–	$–	$1,618
Collectively Evaluated for Potential Impairment	$863	$2,453	$259	$1,651	$2,130	$–	$397	$7,753

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated (dollars in thousands).

Accretable Discount
Balance at December 31, 2018	$1,912
Accretable Yield	(138)
Balance at June 30, 2019	$1,774

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	June 30, 2019
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$146	$5,348	$296	$1,147	$–	$–	$6,937
Collectively Evaluated for Potential Impairment	246,817	242,323	55,758	77,893	114,897	12,242	749,930
	$246,963	$247,671	$56,054	$79,040	$114,897	$12,242	$756,867

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$351	$2,465	$–	$16	$–	$–	$2,832
Collectively Evaluated for Potential Impairment	83,551	67,046	4,361	14,794	1,830	4,607	176,189
	$83,902	$69,511	$4,361	$14,810	$1,830	$4,607	$179,021

Total Loans
Individually Evaluated for Impairment	$497	$7,813	$296	$1,163	$–	$–	$9,769
Collectively Evaluated for Potential Impairment	330,368	309,369	60,119	92,687	116,727	16,849	926,119
	$330,865	$317,182	$60,415	$93,850	$116,727	$16,849	$935,888

	December 31, 2018
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$71	$2,224	$400	$1,448	$–	$–	$4,143
Collectively Evaluated for Potential Impairment	235,421	227,231	46,424	77,018	119,731	11,623	717,448
	$235,492	$229,455	$46,824	$78,466	$119,731	$11,623	$721,591

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,212	$2,510	$–	$16	$–	$–	$3,738
Collectively Evaluated for Potential Impairment	90,065	75,099	2,000	12,981	2,510	4,888	187,543
	$91,277	$77,609	$2,000	$12,997	$2,510	$4,888	$191,281

Total Loans
Individually Evaluated for Impairment	$1,283	$4,734	$400	$1,464	$–	$–	$7,881
Collectively Evaluated for Potential Impairment	325,486	302,330	48,424	89,999	122,241	16,511	904,991
	$326,769	$307,064	$48,824	$91,463	$122,241	$16,511	$912,872

Note 7. Leases

The Company evaluates all contracts at commencement to determine if a lease is present. The Company adopted ASC 842 using the prospective method approach to all identified lease contracts or agreements, which permits us not to restate comparative periods. The current period adoption also recognized the use of several practical measures that permitted the Company not to reevaluate prior assumptions regarding the identification and classification of leases. In accordance with ASC 842, leases are defined as either operating or finance leases.

The Company identified 12 lease contracts as of ASC 842 adoption date, January 1, 2019. All lease contracts were classified as operating leases and created operating right-of-use (“ROU”) assets and corresponding lease liabilities on the balance sheet. The leases are ROU assets of land and building for branch and loan production locations. These ROU assets are reported on the accrued interest and other assets line and the related lease liabilities on the accrued interest and other liabilities line on the Statement of Financial Condition.

The following tables present the ROU assets, lease expense, weighted average term, discount rate and maturity analysis of lease liabilities for operating leases for the periods indicated.

	Three Months Ended	Six Months Ended
(dollars in thousands, except weighted-averages)	June 30, 2019	June 30, 2019
Operating Lease Expense	$122	$230

Operating Leases
ROU Assets		$1,499
Operating Cash Flows		207

Weighted Average Lease Term
Operating Leases		6.95

Weighted Average Discount Rate
Operating Leases		2.86%

Six Months Ended
(dollars in thousands)	June 30, 2019
Maturity Analysis
2019	$456
2020	358
2021	251
2022	123
2023	57
2024 and thereafter	431
Total	$1,676
Less: Present Value Discount	171
Lease Liabilities	$1,505

Note 8. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

June 30,
Maturity Period:	2019
One Year or Less	$89,955
Over One Through Two Years	55,169
Over Two Through Three Years	19,094
Over Three Through Four Years	43,161
Over Four Through Five Years	8,789
Over Five Years	5,356
Total	$221,524

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $71.4 million and $68.0 million as of June 30, 2019 and December 31, 2018, respectively.

Note 9. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	June 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Short-term Borrowings
Federal Funds Purchased:
Average Balance Outstanding During the Period	$–	–%	$37	2.70%
Maximum Amount Outstanding at any Month End	–		1,500

FHLB Borrowings:
Balance at Period End	–	–	–	–
Average Balance Outstanding During the Period	–	–	19,726	1.86
Maximum Amount Outstanding at any Month End	–		98,960

Securities Sold Under Agreements to Repurchase:
Balance at Period End	27,730	0.57	30,979	0.54
Average Balance Outstanding During the Period	31,377	0.61	29,300	0.53
Maximum Amount Outstanding at any Month End	34,197		35,661

Securities Collaterizing the Agreements at Period-End:
Carrying Value	47,158		48,131
Market Value	47,417		47,083

Note 10. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	June 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Due in One Year	$6,000	1.88%	$6,000	1.78%
Due After One Year to Two Years	5,000	2.09	6,000	1.97
Due After Two Years to Three Years	3,000	2.23	5,000	2.18
Due After Three Years to Four Years	3,000	2.41	3,000	2.41
Total	$17,000	2.09	$20,000	2.03

As of June 30, 2019, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $358.1 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $147.0 million as of June 30, 2019 and December 31, 2018, respectively, of which, there was no outstanding balance as of June 30, 2019 and December 31, 2018.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $101.6 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of June 30, 2019, and December 31, 2018, respectively. As of June 30, 2019, and December 31, 2018, no draws had been taken on these facilities.

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

	(Dollars in thousands)
	June 30,	December 31,
	2019	2018
Standby Letters of Credit	$35,620	$37,559
Performance Letters of Credit	3,213	3,544
Commitments to Extend Credit	2,855	2,783
Construction Mortgages	61,371	56,691
Personal Lines of Credit	6,615	6,186
Overdraft Protection Lines	6,316	6,140
Home Equity Lines of Credit	21,330	21,520
Commercial Lines of Credit	85,426	74,602
	$222,746	$209,025

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

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level II of the fair value hierarchy. Fair values for Level II securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers from Level I to Level II and no transfers into or out of Level III during the six months ended June 30, 2019 or year ended December 31, 2018.

		(Dollars in thousands)
	Fair Value	June 30,	December 31,
	Hierarchy	2019	2018
Available for Sales Securities:
U.S. Government Agencies	Level II	$83,970	$80,579
Obligations of States and Political Subdivisions	Level II	29,529	44,601
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	119,886	97,771
Equity Securities - Mutual Funds	Level I	995	968
Equity Securities - Other	Level I	1,624	1,490
Total Available for Sale Securities		$236,004	$225,409

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

		(Dollars in thousands)
		Fair Value at				Significant
	Fair Value	June 30,	December 31,	Valuation	Significant	Unobservable
Financial Asset	Hierarchy	2019	2018	Techniques	Unobservable Inputs	Input Value
Impaired Loans	Level III	$3,107	$788	Market Comparable Properties	Marketability Discount	10% to 30%	(1)
OREO	Level III	158	46	Market Comparable Properties	Marketability Discount	10% to 50%	(1)

  (1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At June 30, 2019 and December 31, 2018, the fair value of impaired loans consists of the loan balances of $4.5 million and $1.8 million, respectively, less their specific valuation allowances of $1.4 and $1.0 million, respectively.

OREO properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy.

During the three months ended June 30, 2019, one acquired residential real estate loan from the FedFirst Financial Corporation (“FFCO”), for $117,000 moved into OREO and one acquired consumer line of credit loan secured by residential real estate from the FWVB merger for $41,000 moved into OREO. For the three months ended June 30, 2018, one acquired loan from the FFCO merger that became an OREO property sold a gain of $7,000.

During the six months ended June 30, 2019, one commercial real estate OREO property with a fair value of $697,000 and that was acquired with the FWVB merger, was sold at a $33,000 gain and one OREO property with a fair value of $46,000, and that was acquired in the merger with FFCO, was sold for a $3,000 loss. During the six months ended June 30, 2018, one originated residential real estate OREO property was sold at a gain of $12,000.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		June 30, 2019		December 31, 2018
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$21,490	$21,490	$36,736	$36,736
Non-Interest Bearing	Level I	22,884	22,884	16,617	16,617
Investment Securities:
Available for Sale	See Above	236,004	236,004	225,409	225,409
Loans, Net	Level III	926,197	939,083	903,314	899,673
Restricted Stock	Level II	3,766	3,766	3,909	3,909
Bank-Owned Life Insurance	Level II	23,188	23,188	22,922	22,922
Accrued Interest Receivable	Level II	3,779	3,779	3,436	3,436

Financial Liabilities:
Deposits	Level II	1,107,103	1,110,223	1,086,658	1,085,708
Short-term Borrowings	Level II	27,730	27,730	30,979	30,979
Other Borrowed Funds	Level II	17,000	18,647	20,000	19,733
Accrued Interest Payable	Level II	887	887	594	594

Note 13. Income Taxes

Due to the FWVB merger, deferred tax assets (“DTA”) were acquired and deferred tax liabilities (“DTL”) were assumed at April 30, 2018. These DTA’s and DTL’s were evaluated by management and the deferred taxes that were deemed obsolete due to the fair value measurement of assets and liabilities at the time of merger were charged against goodwill. In addition, the fair value adjustments that were provided by third party valuation specialists, were tax effected at the federal statutory income tax rate of 21%. The West Virginia (“WV”) state tax effect of 6.5% times the appropriate WV state apportionment according to state revenue laws regarding nexus has been applied. Presented in the table below are the tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities. The net change in deferred taxes is recorded in the accrued interest and other liabilities line on the balance sheet.

		(Dollars in thousands)
		June 30, 2019	December 31, 2018
Deferred Tax Assets:
Allowance for Loan Losses		$2,091	$2,063
Amortization of Core Deposit Intangible		–	1
Amortization of Intangibles		77	72
Tax Credit Carryforwards		1,419	2,010
Unrealized Loss of AFS - Merger Tax Adjustment		894	894
Postretirement Benefits		28	30
Net Unrealized Loss on Securities		–	383
Passthrough Entities		2	2
Stock-Based Compensation Expense		44	28
Accrued Payroll		–	44
OREO		49	121
Purchase Accounting Adjustments - Acquired Loans		382	413
Deferred Compensation		–	55
Other		76	67
Gross Deferred Tax Assets		5,062	6,183
100% Valuation Allowance - AMT Tax Credit Carryforward	(1)	(1,311)	(1,311)
Deferred Tax Assets net of Valuation Allowance		3,751	4,872

Deferred Tax Liabilities:
Deferred Origination Fees and Costs		300	292
Depreciation		670	714
Net Unrealized Gain on Securities		786	–
Mortgage Servicing Rights		211	198
Purchase Accounting Adjustment - Core Deposit Intangible		2,152	2,361
Purchase Accounting Adjustments - Fixed Assets		305	321
Purchase Accounting Adjustments - Certificates of Deposit		96	175
Goodwill		415	412
Gross Deferred Tax Liabilities		4,935	4,473
Net Deferred Tax (Liabilities) Assets		$(1,184)	$399

(1)	The 100% valuation allowance for AMT tax credit carry-forward acquired in the FWVB merger is due to an unaddressed tax deadline as of June 30, 2019. See below narrative for further explanation.

While the Tax Cuts and Jobs Act (“Tax Act”) was the first major overhaul of the Internal Revenue Code in the last 30 years, it has many items that are left unaddressed once certain tax deadlines pass and no formal regulations are known as of June 30, 2019. One of these unaddressed tax deadlines is the expiration of the AMT credit carry-forward after the 2021 tax year. Pre – Tax Act regulations allowed for AMT credits to carry-forward infinitely. It has been determined that an AMT credit carry-forward of approximately $1.3 million, acquired in the FWVB merger on April 30, 2018, is in an uncertain tax position (“UTP”) and in accordance with FIN 48 – Accounting for Uncertain Tax Positions under ASC Topic 740, a valuation allowance has been established for the AMT credit completely offsetting the deferred tax asset balance of $1.3 million against goodwill. This is in accordance with ASC Topic 805 – Business Combinations, due to the AMT credit carry-forward being realized under current tax law and minimal possibility of utilization as of the 2021 tax year, deemed to have no current value and offset into goodwill as a purchase accounting adjustment.

No other valuation allowance was established against the remaining deferred tax assets in view of the Company’s cumulative history of earnings and anticipated future taxable income as evidenced by the Company’s earnings potential at June 30, 2019 and December 31, 2018.

Deferred taxes at June 30, 2019 and December 31, 2018, are included in other liabilities in the accompanying Consolidated Statement of Financial Condition.

Note 14. Other Noninterest Expense

The details of other noninterest expense for the Company’s consolidated statement of income for the three and six months ended June 30, 2019 and 2018, are as follows:

	(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Other Noninterest Expense
Non-employee compensation	$131	$146	$271	$268
Printing and supplies	96	159	193	267
Postage	61	50	133	108
Telephone	157	138	299	250
Charitable contributions	52	10	92	21
Dues and subscriptions	47	61	98	127
Loan expenses	128	113	210	206
Meals and entertainment	46	66	101	101
Travel	61	73	97	110
Training	13	24	22	37
Miscellaneous	315	198	598	408
Total Other Noninterest Expense	$1,107	$1,038	$2,114	$1,903

Note 15. Segment and Related Information

At June 30, 2019, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial Services, Inc. is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

(Dollars in thousands)	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated

June 30, 2019
Assets	$1,303,476	$3,361	$145,110	$(146,759)	$1,305,188
Liabilities	1,161,656	837	(396)	(2,416)	1,159,681
Stockholders' equity	141,820	2,524	145,506	(144,343)	145,507

December 31, 2018
Assets	$1,278,513	$5,155	$137,908	$(140,275)	$1,281,301
Liabilities	1,144,293	2,445	282	(3,344)	1,143,676
Stockholders' equity	134,220	2,710	137,626	(136,931)	137,625

Three Months Ended June 30,2019
Total interest income	$12,655	$–	$14		$12,669
Total interest expense	1,964	–	–		1,964
Net interest income	10,691	–	14	–	10,705
Provision for loan losses	350	–	–	–	350
Net interest income after provision for loan losses	10,341	–	14	–	10,355
Noninterest income	2,303	1,080	96	(1,080)	2,399
Noninterest expense	9,028	909	3	(909)	9,031
Income before income tax expense (benefit)	3,616	171	107	(171)	3,723
Income tax expense (benefit)	726	39	18	(39)	744
Net income of CB Financial Services Inc.	$2,890	$132	$89	$(132)	$2,979

Six Months Ended June 30, 2019
Total interest income	$24,937	$–	$28		$24,965
Total interest expense	3,826	–	–		3,826
Net interest income	21,111	–	28	–	21,139
Provision for loan losses	375	–	–	–	375
Net interest income after provision for loan losses	20,736	–	28	–	20,764
Noninterest income	4,610	2,229	104	(2,229)	4,714
Noninterest expense	18,106	1,905	6	(1,905)	18,112
Income before income tax expense (benefit)	7,240	324	126	(324)	7,366
Income tax expense (benefit)	1,442	74	20	(74)	1,462
Net income of CB Financial Services Inc.	$5,798	$250	$106	$(250)	$5,904

(Dollars in thousands)	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
Three Months Ended June 30,2018
Total interest income	$10,677		$13		$10,690
Total interest expense	1,517				1,517
Net interest income	9,160	–	13	–	9,173
Provision for loan losses	600				600
Net interest income after provision for loan losses	8,560	–	13	–	8,573
Noninterest income	2,074	878	51	(878)	2,125
Noninterest expense	8,710	722	784	(722)	9,494
Income before income tax expense (benefit)	1,924	156	(720)	(156)	1,204
Income tax expense (benefit)	363	36	(129)	(36)	234
Net income of CB Financial Services Inc.	$1,561	$120	$(591)	$(120)	$970

Six Months Ended June 30, 2018
Total interest income	$19,373	$–	$24	$–	$19,397
Total interest expense	2,616	–	–	–	2,616
Net interest income	16,757	–	24	–	16,781
Provision for loan losses	2,100	–	–		2,100
Net interest income after provision for loan losses	14,657	–	24	–	14,681
Noninterest income	4,177	1,806	34	(1,806)	4,211
Noninterest expense	15,351	1,404	810	(1,404)	16,161
Income before income tax expense (benefit)	3,483	402	(752)	(402)	2,731
Income tax expense (benefit)	537	90	(136)	(90)	401
Net income of CB Financial Services Inc.	$2,946	$312	$(616)	$(312)	$2,330

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

The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from twenty offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, seven offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc., the Bank’s wholly owned subsidiary that is a full-service, independent insurance agency.

On April 30, 2018, the Company completed its merger with FWVB. For additional information regarding the merger, refer to Note 2 in the Notes to Consolidated Financial Statements.

On August 1, 2018, the Bank’s insurance subsidiary, Exchange Underwriters, completed its acquisition of the Beynon Insurance customer list.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2019, compared to the financial condition as of December 31, 2018 and the consolidated results of operations for the three and six months ended June 30, 2019 and 2018.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges on deposit accounts, fees and charges on loans, insurance commissions, income from bank-owned life insurance and other income. Noninterest expense consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, contracted services, legal fees, OREO, advertising and promotion, stationery and supplies, deposit and general insurance and other expenses.

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

Statement of Financial Condition Analysis

Total assets increased $23.9 million, or 1.9%, to over $1.3 billion at June 30, 2019, from just under $1.3 billion at December 31, 2018.

Cash and due from banks decreased $9.0 million, or 16.8%, to $44.4 million at June 30, 2019, compared to $53.4 million at December 31, 2018. This is primarily the result of funding loan growth and security purchases.

Investment securities classified as available-for-sale increased $10.6 million, or 4.7%, to $236.0 million at June 30, 2019, compared to $225.4 million at December 31, 2018. This increase was primarily the result of security purchases and current securities portfolio market value.

Loans, net, increased $22.9 million, or 2.5%, to $926.2 million at June 30, 2019, compared to $903.3 million at December 31, 2018. This was primarily due to net loan originations of $11.6 million in construction loans, $10.1 million in commercial real estate loans, $4.1 million in residential mortgage loans, $2.4 million in commercial and industrial loans, partially offset by a decrease of $5.5 million in consumer loans. There was an increase of $1.9 million in impaired loans due to increased credit risk on a commercial real estate relationship contributing to an increase in nonperforming loans to total loans. This ratio increased 37 basis points, or 53.6%, to 1.06% at June 30, 2019, compared to 0.69% at December 31, 2018.

Premises and equipment, net, decreased $590,000, or 2.5%, to $22.9 million at June 30, 2019 compared to $23.4 million at December 31, 2018. This is due to current period depreciation on capitalized assets.

Liabilities. Total liabilities increased $16.0 million, or 1.4%, to $1.2 billion at June 30, 2019 compared to $1.1 billion at December 31, 2018.

Total deposits increased $20.4 million, or 1.9%, to over $1.1 billion at June 30, 2019, from just under $1.1 billion at December 31, 2018. There were increases of $20.0 million in demand deposits, $8.4 million in savings accounts, $6.6 million in time deposits and $1.9 million in brokered deposits, partially offset by decreases of $11.9 million in money market accounts and $4.5 million in NOW accounts. This increase is largely the result of demand, savings and time deposits greater than $100,000 during the current period. The legacy Bank deposit portfolio had approximately $19.1 million increase in deposits. The FWVB acquired deposit portfolio had an increase of $1.3 million in deposits. The Bank has been selective on offering promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships.

Short-term borrowings decreased $3.2 million, or 10.5%, to $27.7 million at June 30, 2019, compared to $31.0 million at December 31, 2018. At June 30, 2019 and December 31, 2018, short-term borrowings were comprised entirely of securities sold under agreements to repurchase. The decrease is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. Other borrowed funds decreased by $3.0 million, due to a maturing FHLB long-term borrowing that was retired in the current period. As a result of the current period activity, the weighted average interest rate on long-term borrowings increased by 6 basis points to 2.09%.

Stockholders’ Equity. Stockholders’ equity increased $7.9 million, or 5.7%, to $145.5 million at June 30, 2019, compared to $137.6 million at December 31, 2018. Net income was $5.9 million for the six months ended June 30, 2019. Book value per share was $26.78, an increase of $1.45, or 5.7%, at June 30, 2019, compared to $25.33 for December 31, 2018. The Company paid $2.6 million in dividends to stockholders and the unrealized gain on investment securities increased by $4.4 million due to improved current period market interest rate conditions.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Overview. Net income increased $2.0 million, to $3.0 million for the three months ended June 30, 2019, compared to $970,000 for the three months ended June 30, 2018. The quarterly results were mainly impacted by the FWVB merger and loan growth, which produced increased net interest income, and the acquisition of the Beynon Insurance customer list on August 1, 2018, which produced additional noninterest income through increased commission and fees and contingency income. In addition, reduced provision for loan losses in the current quarter attributed to overall net income.

Net Interest Income. Net interest income increased $1.5 million, or 16.7%, to $10.7 million for the three months ended June 30, 2019, compared to $9.2 million for the three months ended June 30, 2018.

Interest and dividend income increased $2.0 million, or 18.5%, to $12.7 million for the three months ended June 30, 2019 compared to $10.7 million for the three months ended June 30, 2018. Interest income on loans increased $1.4 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Average net loans increased by $65.5 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. This was primarily due to the FWVB merger and organic loan growth. The FWVB merger not only affected the average loan balance, it also contributed to an increase of 31 basis points in loan yield. The credit mark recorded for the acquired loans in the FWVB merger was approximately $1.3 million for the prior quarter-ended June 30, 2018. The impact of the accretion from both the FWVB and FedFirst Financial Corporation (“FFCO”) acquired loan portfolios for the three months ended June 30, 2019 was $78,000, or 3 basis points increase, compared to $93,000, or 4 basis points increase, for the three months ended June 30, 2018. The remaining credit mark balance for both acquired loan portfolios was $1.8 million as of June 30, 2019. Interest income on taxable securities increased $402,000, mainly due to an increase of $51.1 million in the average balance and 14 basis points in yield in the current period. Other interest and dividend income increased $121,000, as a result of increased interest earned on correspondent deposit banks in the current period. This is a result of the FWVB merger and organic deposit growth. Interest income on federal funds sold increased $111,000, mainly due to an increase of $36.2 million in the average balance of other interest-earning assets comprised mainly of an increase of $15.8 million in interest-bearing cash at the Federal Reserve Bank and the two quarterly interest rate hikes of 25 basis points each by the Federal Reserve Board (“FRB”) since the three months ended June 30, 2018. Interest income on securities exempt from federal income tax decreased $71,000 in the current period. This was due to lower yielding security calls and sales for securities exempt from federal income tax, which attributed to an average balance decrease of $15.0 million.

Interest expense increased $447,000, or 29.5%, to $2.0 million for the three months ended June 30, 2019, compared to $1.5 million for the three months ended June 30, 2018. Interest expense on deposits increased $638,000, due to an increase in average interest-bearing deposits of $122.6 million, primarily due to increases in deposits as a result of the FWVB merger. The average cost of interest-bearing deposits increased 21 basis points. This was primarily related to previously mentioned interest rate hikes by the FRB. Interest expense on short-term borrowings decreased $158,000, due to a decrease of $33.6 million in the average balance of FHLB borrowings, partially offset by an increase of $1.1 million in the average balance of securities sold under agreement to repurchase. Interest expense on other borrowed funds decreased $33,000 primarily due to FHLB long-term borrowings that had a decrease in the average balance of $4.8 million during the current quarter. This is a result of maturing FHLB long-term borrowings being retired.

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

	(Dollars in thousands) (Unaudited)
	Three Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$906,038	$10,707	4.74%	$840,537	$9,288	4.43%
Investment Securities
Taxable	204,010	1,390	2.73	152,867	988	2.59
Exempt From Federal Tax	31,130	285	3.66	46,101	371	3.22
Other Interest-Earning Assets	53,479	374	2.81	17,232	142	3.31
Total Interest-Earning Assets	1,194,657	12,756	4.28	1,056,737	10,789	4.10
Noninterest-Earning Assets	113,447			89,120
Total Assets	$1,308,104			$1,145,857

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$215,139	295	0.55%	$163,801	139	0.34%
Savings	217,426	149	0.27	188,628	124	0.26
Money Market	178,561	263	0.59	159,898	201	0.50
Time Deposits	221,126	1,117	2.03	197,281	722	1.47
Total Interest-Bearing Deposits	832,252	1,824	0.88	709,608	1,186	0.67

Borrowings	47,560	140	1.18	84,834	331	1.56
Total Interest-Bearing Liabilities	879,812	1,964	0.90	794,442	1,517	0.77

Noninterest-Bearing Demand Deposits	274,804			231,491
Other Liabilities	9,872			5,527
Total Liabilities	1,164,488			1,031,460

Stockholders' Equity	143,616			114,397
Total Liabilities and Stockholders' Equity	$1,308,104			$1,145,857

Net Interest Income		$10,792			$9,272

Net Interest Rate Spread (2)			3.38%			3.33%
Net Interest-Earning Assets (3)	$314,845			$262,295
Net Interest Margin (4)			3.62			3.52
Return on Average Assets			0.91			0.34
Return on Average Equity			8.32			3.40
Average Equity to Average Assets			10.98			9.98
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			135.79			133.02

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 21% for the three months ended June 30, 2019, and 2018, respectively.

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

	(Dollars in thousands) (Unaudited)
	Three Months Ended June 30, 2019
	Compared To
	Three Months Ended June 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$745	$674	$1,419
Investment Securities:
Taxable	345	57	402
Exempt From Federal Tax	(132)	46	(86)
Other Interest-Earning Assets	256	(24)	232
Total Interest-Earning Assets	1,214	753	1,967

Interest Expense:
Deposits	225	413	638
Borrowings	(123)	(68)	(191)
Total Interest-Bearing Liabilities	102	345	447
Change in Net Interest Income	$1,112	$408	$1,520

Provision for Loan Losses. The provision for loan losses was $350,000 for the three months ended June 30, 2019, compared to $600,000, for the three months ended June 30, 2018. Net charge-offs for the three months ended June 30, 2019, were $71,000, which included net-charge-offs of $47,000 on automobile loans, compared to $125,000 of net charge-offs for the three months ended June 30, 2018, which included $113,000 of net charge-offs on automobile loans. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses. The decrease in the quarterly provision was primarily due to improved credit metrics for criticized loans and reduced charge-offs. In addition, overall improvements in credit matrix factors had a positive impact on the qualitative factors within the allowance calculation.

Noninterest Income. Noninterest income increased $274,000, or 12.9%, to $2.4 million for the three months ended June 30, 2019, compared to $2.1 million for the three months ended June 30, 2018. Insurance commissions from Exchange Underwriters increased $203,000 due to increased direct bill commercial lines commission and fee income as a result of the Beynon customer list acquisition and contingency fees received. Contingency fees are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses and stop loss charges. Service fees on deposit accounts increased $79,000 due to increased volume in ATM and Mastercard debit card fees as a result of the FWVB merger in the current quarter. The fair value of equity securities increased $65,000, due to the $109,000 gain for the three months ended June 30, 2019, as compared to the $44,000 gain for the three months ended June 30, 2018. This was a result of current market interest rate conditions. Other noninterest income increased $35,000 due to decreased amortization of mortgage servicing rights on sold mortgages and reduced student loan origination fees as a result of the student loan insurance company insolvency, and the discontinuing of student loan originations in the prior year. Other commissions decreased $132,000, due to the prior quarter recognition of a loan referral fee and liquidation of a partnership interest in the West Virginia Bankers Title Company, a legacy item from the FWVB merger.

Noninterest Expense. Noninterest expense decreased $463,000, or 4.9%, to $9.0 million for the three months ended June 30, 2019, compared to $9.5 million for the three months ended June 30, 2018. Merger-related expense decreased $769,000, due to the prior quarter FWVB merger. Salaries and employee benefits decreased $157,000, primarily related to our health care insurance benefit attaining the stop-loss policy cap as a result of isolated participant claims and the prior quarter incentive compensation accrual related to loan growth. Occupancy decreased $125,000, primarily due to decreases in acquired bank building purchase accounting adjustments from the post-prior quarter finalization of all purchase accounting adjustments. In addition, there were decreases in building repairs and maintenance and other property expense. Contracted services increased $190,000, mainly as a result of the additional branch locations acquired in the FWVB merger. Bankcard processing expenses increased $91,000, due to increased ATM transactions as a result of the FWVB merger. Amortization of Core Deposit Intangible (“CDI”) increased $85,000, due to the CDI recorded for the FWVB merger. Other noninterest expense increased $69,000, primarily due to other losses that were charged-off as a result of fraudulent phishing transactions on customer accounts, amortization of the Beynon customer list for Exchange Underwriters, telephone, insurance, loan expenses and postage. These items were partially offset by decreases in office supplies, meals and entertainment, dues and subscriptions, travel and conference expenses. PA shares tax expense increased $52,000, due to the increase in equity based on the FWVB merger. Advertising expense increased $48,000, due to the Bank’s expanded marketing initiatives in various media outlets. Equipment expense increased $33,000 primarily due to additional branch locations requiring equipment maintenance contracts and data processing related to the FWVB merger. The Federal Deposit Insurance Corporation (“FDIC”) assessment expense increased $17,000, due to average asset growth and an assessment factor increase by the FDIC in the computation of the insurance assessment related to the FWVB merger.

Income Tax Expense. Income taxes increased $510,000 to $744,000 for the three months ended June 30, 2019, compared to $234,000, for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 was 20.0%, compared to 19.4%, for the three months ended June 30, 2018. The increase in income taxes was due to an increase of $2.5 million in pre-tax income. The increase in the effective tax rate is due to a current quarter decline in tax-exempt income from securities.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Overview. Net income increased $3.6 million, to $5.9 million as of the six months ended June 30, 2019, as compared to $2.3 million for the six months ended June 30, 2018.

Net Interest Income. Net interest income increased $4.4 million, or 26.0%, to $21.1 million for the six months ended June 30, 2019, compared to $16.8 million for the six months ended June 30, 2018.

Interest and dividend income increased $5.6 million, or 28.7%, to $25.0 million for the six months ended June 30, 2019, compared to $19.4 million for the six months ended June 30, 2018. Interest income on loans increased $3.9 million primarily due to an increase in average loans outstanding of $106.3 million and an increase of 35 basis points in loan yield for the six months ended June 30, 2019. The increase in average loans was mainly due to the FWVB merger and total loan growth of $22.9 million during the current period. This was partially offset by a decrease of $21,000 in accretion on the acquired loan portfolios credit mark for the six months ended June 30, 2019. Credit mark accretion of $138,000, or 3 basis points, was recognized for the six months ended June 30, 2019, compared to $159,000, or 4 basis points for the six months ended June 30, 2018. Interest income on taxable securities increased $1.2 million in the current period. In addition, an increase of 35 basis points in yield resulted from securities acquired in the FWVB merger. The average balance for taxable securities increased $75.0 million for the six months ended June 30, 2019. Other interest and dividend income increased $265,000 as a result of increased interest earned on correspondent deposit banks in the current period. The average balance of correspondent bank deposits increased $21.7 million in the current period. Interest income on federal funds sold increased $219,000, mainly due to an increase in the average balance of federal funds by $17.4 million for the current year and the two quarterly interest rate hikes of 25 basis points each by the FRB. Interest income on securities exempt from federal tax decreased $26,000 due to a decrease of $6.9 million in the average balance on securities exempt from federal tax. Despite the average balance decrease, there was an increase of 43 basis points in yield as a result of calls and sales of securities exempt from income tax with lower prevailing yields.

Interest expense increased $1.2 million, or 46.3%, to $3.8 million for the six months ended June 30, 2019, compared to $2.6 million for the six months ended June 30, 2018. Interest expense on deposits increased $1.6 million due to an increase in average interest-bearing deposits of $189.9 million, which is attributed primarily to the FWVB merger. The average cost of interest-bearing deposits increased 24 basis points in the current period. Interest expense on short-term borrowings decreased $309,000 in the current period primarily due to retired FHLB overnight borrowings that had an average balance of $38.0 million, partially offset by an increase of $5.1 million in the average balance of securities sold under agreements to repurchase. Interest expense on other borrowed funds decreased $49,000, primarily due to FHLB long-term borrowings that had a decrease in the average balance of $4.5 million during the current period. This is a result of maturing FHLB long-term borrowings being retired.

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

	(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$902,183	$21,174	4.73%	$795,872	$17,295	4.38%
Investment Securities
Taxable	194,683	2,654	2.73	119,720	1,422	2.38
Exempt From Federal Tax	35,783	629	3.52	42,672	660	3.09
Other Interest-Earning Assets	49,617	692	2.81	12,483	208	3.36
Total Interest-Earning Assets	1,182,266	25,149	4.29	970,747	19,585	4.07
Noninterest-Earning Assets	112,727			73,793
Total Assets	$1,294,993			$1,044,540

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$213,674	570	0.54%	$147,790	241	0.33%
Savings	215,283	294	0.28	161,610	186	0.23
Money Market	181,515	536	0.60	148,667	320	0.43
Time Deposits	219,220	2,143	1.97	181,751	1,227	1.36
Total Interest-Bearing Deposits	829,692	3,543	0.86	639,818	1,974	0.62

Borrowings	49,322	283	1.16	86,782	642	1.49
Total Interest-Bearing Liabilities	879,014	3,826	0.88	726,600	2,616	0.73

Noninterest-Bearing Demand Deposits	265,194			209,713
Other Liabilities	9,420			4,472
Total Liabilities	1,153,628			940,785

Stockholders' Equity	141,365			103,755
Total Liabilities and Stockholders' Equity	$1,294,993			$1,044,540

Net interest income		$21,323			$16,969

Net Interest Rate Spread (2)			3.41%			3.34%
Net Interest-Earning Assets (3)	$303,252			$244,147
Net Interest Margin (4)			3.64			3.53
Return on Average Assets			0.92			0.45
Return on Average Equity			8.42			4.53
Average Equity to Average Assets			10.92			9.93
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.50			133.60

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 21% for the six months ended June 30, 2019, and 2018, respectively.

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

	(Dollars in thousands) (Unaudited)
	Six Months Ended June 30, 2019
	Compared To
	Six Months Ended June 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$2,429	$1,450	$3,879
Investment Securities:
Taxable	997	235	1,232
Exempt From Federal Tax	(116)	85	(31)
Other Interest-Earning Assets	523	(39)	484
Total Interest-Earning Assets	3,833	1,731	5,564

Interest Expense:
Deposits	680	889	1,569
Borrowings	(238)	(121)	(359)
Total Interest-Bearing Liabilities	442	768	1,210
Change in Net Interest Income	$3,391	$963	$4,354

Provision for Loan Losses. The provision for loan losses decreased $1.7 million, to $375,000, for the six months ended June 30, 2019, compared to $2.1 million of provision for loan losses for the six months ended June 30, 2018. Net charge-offs for the six months ended June 30, 2019, were $242,000, which included $180,000 of net charge-offs on automobile loans and $25,000 of net-charge-offs for student loans, compared to net charge-offs of $1.5 million for the six months ended June 30, 2018, which included $200,000 of net charge-offs on automobile loans. The decrease in net charge-offs for the current period was due to prior period charge-offs of $1.2 million for three commercial and industrial relationships in the first quarter of 2018. The provision for loan losses was impacted in the prior period by recording $2.1 million of provision for the originated loan portfolio due to the above-mentioned loan charge-offs and to appropriately reflect risk associated with the originated loan portfolio as of the six months ended June 30, 2018. Additionally, this was due to growth in the loan portfolio and average loan balances. The acquired loan portfolio from the FWVB merger included a credit mark of approximately $1.3 million in the prior period. The current period showed improved credit metrics within criticized loans, which had a positive impact on the qualitative factors within the allowance calculation. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and credit mark on acquired loan portfolios, with the possible need for additional provisions for loan losses.

Noninterest Income. Noninterest income increased $503,000, or 11.9%, to $4.7 million for the six months ended June 30, 2019, compared to $4.2 million for the six months ended June 30, 2018. There was a $423,000 increase in insurance commissions from Exchange Underwriters mainly due to the Beynon customer list acquisition in the prior year. Service fees on deposit accounts increased $241,000 primarily due to increased ATM fees due to an increased volume of customer transactions and check card fees related to the FWVB merger. The fair value of equity securities increased $110,000, due to the $129,000 gain for the six months ended June 30, 2019, as compared to the $19,000 gain for the six months ended June 30, 2018, which was a result of current market interest rate conditions. There was an increase in the net gains on sales of residential mortgage loans of $88,000. The increase in gains was primarily due to an increase in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program and a stabilization in mortgage rates. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. Other noninterest income increased $72,000 due to decreased amortization of mortgage servicing rights on sold mortgages and reduced student loan origination fees as a result of the student loan insurance company insolvency, and the discontinuing of student loan originations in the prior year. Income on bank-owned life insurance (“BOLI”) increased by $31,000 due to the BOLI policies acquired in the FWVB merger. There was a decrease of $407,000, for other commissions due to prior period items of insurance proceeds recognized by a claim on a bank-owned life insurance policy due to the death of a former officer of the Bank, recognition of an ARC loan referral fee and liquidation of a partnership interest in the West Virginia Bankers Title Company, a legacy item from the FWVB merger. Net gains on the sales of investments decreased $53,000 due to investments sold at a loss of $60,000 in the first quarter of the current period. The losses were strategically recognized and designed to mitigate deteriorating investments-credit risk and to reinvest in higher yielding, longer-term investments.

Noninterest Expense. Noninterest expense increased $2.0 million, or 12.1%, to $18.1 million for the six months ended June 30, 2019, compared to $16.2 million for the six months ended June 30, 2018. Salaries and employee benefits increased $1.1 million, primarily due to additional employees, salary increases, and employee group health insurance as a direct result of the FWVB merger. CDI amortization increased $436,000 due to the CDI recorded for the FWVB merger. Contracted services increased $323,000, due to the additional branch locations acquired in the FWVB merger. Equipment increased $239,000, primarily due to equipment purchases and new maintenance contracts related to the FWVB merger. Other noninterest expense increased $211,000, primarily due to the recorded amortization related to the Exchange Underwriters acquisition of the Beynon customer list, well as other losses that were charged-off as a result of fraudulent phishing transactions on customer accounts, telephone, West Virginia Business Office (“B&O”) taxes for the WV branch locations, and postage; partially offset by decreases in office supplies, and dues and subscriptions. Bankcard processing expense increased $159,000, due to the increased number of ATM and debit card transactions as a result of the FWVB merger. PA shares tax expense increased $121,000 due to the increase in equity based on the FWVB merger. OREO expense decreased $82,000, primarily due to recognized income of $76,000 for the leasing of mineral rights and a $33,000 gain on the sale of the acquired OREO property from the FWVB merger. This was partially offset by expenses related to two new properties that moved into OREO in the current period. FDIC assessment fees increased $69,000 due to average asset growth and an assessment factor increase by the FDIC in the computation of the insurance assessment related to the FWVB merger. Advertising increased $65,000 related to the Bank’s expanded marketing initiatives in various media outlet and promotional items to promote the FWVB merger. Occupancy and legal and professional fees increased $64,000 and $56,000, respectively, due to increased real estate taxes, utilities, audit, consultation and legal fees in connection with post-merger Bank and Exchange Underwriters acquisition of the Beynon customer list. Merger-related expenses decreased $793,000 due to the absence of such expenses in the current period.

Income Tax Expense. Income taxes increased $1.1 million, to $1.5 million for the six months ended June 30, 2019, compared to $401,000 for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 was 19.8% compared to 14.7% for the six months ended June 30, 2018. The increase in income taxes was related to an increase of $4.6 million in pre-tax income. The increase in the current period effective tax rate was due to the prior period recognition of the one-time income on a bank-owned life insurance claim of approximately $421,000, which was a discrete tax item for the first quarter of 2018. In addition, there was a decrease in income on securities exempt from federal income tax.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 11 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of June 30, 2019.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at June 30, 2019 to satisfy its short- and long-term liquidity needs.

The Company’s most liquid assets are cash and due from banks, which totaled $44.4 million at June 30, 2019. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $82.9 million at June 30, 2019. In addition, at June 30, 2019, the Company had the ability to borrow up to $358.1 million from the FHLB of Pittsburgh, of which $35.2 million was utilized toward standby letters of credit. The Company also has the ability to borrow up to $101.6 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of both June 30, 2019 and December 31, 2018.

At June 30, 2019, time deposits due within one year of that date totaled $90.0 million, or 40.6% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At June 30, 2019, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $3.3 million.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Under the Regulatory Capital Rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier I capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer, which is composed of common equity Tier I capital, began on January 1, 2016 at the 0.625% level and was phased in over a three-year period (increasing by that amount on each January 1, until it reached 2.5% on January 1, 2019).

At June 30, 2019 and December 31, 2018, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	June 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$100,469	11.47%	$96,985	11.44%
For Capital Adequacy Purposes	39,416	4.50	38,137	4.50
To Be Well Capitalized	56,934	6.50	55,086	6.50

Tier 1 Capital (to risk weighted assets)
Actual	100,469	11.47	96,985	11.44
For Capital Adequacy Purposes	52,554	6.00	50,849	6.00
To Be Well Capitalized	70,072	8.00	67,799	8.00

Total Capital (to risk weighted assets)
Actual	110,160	12.58	106,543	12.57
For Capital Adequacy Purposes	70,072	8.00	67,799	8.00
To Be Well Capitalized	87,590	10.00	84,748	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	100,469	7.93	96,985	7.82
For Capital Adequacy Purposes	50,658	4.00	49,637	4.00
To Be Well Capitalized	63,322	5.00	62,046	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of June 30, 2019, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2018, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, management concluded as of June 30, 2019, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the following:

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

The design and operating effectiveness of internal controls related to management’s review of our consolidated financial results did not operate at a level of precision sufficient to allow for accurate reporting of our consolidated financial results. Our consolidation process is substantially a manual process and inherently subject to error. During the preparation and review of our interim and annual consolidated financial statements, management was unable to perform adequate review and detect a classification error within the loan classification segments impacting commercial and industrial, commercial real estate and residential real estate loans, which are disclosed in the Company’s notes to the consolidated financial statements at a sufficient level of precision to prevent or detect reclassification misstatement. As a result, we corrected loan classifications for related loan segments in order to prepare the consolidated financial statements included in the Form 10-Q for the period ended March 31, 2019.

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

Also, the material weakness in our internal control over financial reporting discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 18, 2019 continues to exist as of June 30, 2019.

As a result of the material weakness identified as of March 31, 2019 and noted above and material weakness discussed in our Annual Report on Form 10-K, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements and related notes thereto included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b)	Changes to Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, the Company made the following changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act in order to remediate the above material weaknesses:

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

The Company previously filed a Form 8-K on May 24, 2019 discussing the transition at the CFO role and subsequent to the quarter-ended June 30, 2019, the Company hired a Senior Vice President that has accreditation as a Certified Public Accountant (“CPA”) with extensive SEC reporting experience; The remaining changes are being evaluated in conjunction with the implementation of Section 404 of Sarbanes Oxley, assessment and documentation of internal controls. The Company believes it has strengthened the controls and procedures with respect to these items. The Company’s independent auditors will test the internal controls and procedures in place by year-end and the Company’s independent public accounting firm will provide an attestation report on the Company’s internal control over financial reporting for the year ending December 31, 2019.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, claims seeking damages for improper collection procedures or misrepresentations, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any other pending legal proceedings that we believe would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on September 13, 2014 (File No. 333-196749))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on September 13, 2014 (File No. 333-196749))
31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	August 8, 2019	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	August 8, 2019	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

