Form 10-Q
period 2019-09-30
CB Financial Services, Inc.
filed 2019-11-06
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the number of shares outstanding of the Registrant’s Common Stock was 5,433,489.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands, except share data)	2019	2018

ASSETS
Cash and Due From Banks:
Interest Bearing	$71,267	$39,356
Non-Interest Bearing	17,146	13,997
Total Cash and Due From Banks	88,413	53,353

Investment Securities:
Available-for-Sale	217,545	225,409
Loans, Net	922,448	903,314
Premises and Equipment, Net	22,566	23,448
Bank-Owned Life Insurance	24,080	22,922
Goodwill	28,425	28,425
Core Deposit Intangible, Net	9,480	10,934
Accrued Interest and Other Assets	14,899	13,496
TOTAL ASSETS	$1,327,856	$1,281,301

LIABILITIES
Deposits:
Demand Deposits	$264,131	$253,201
NOW Accounts	230,931	218,687
Money Market Accounts	184,100	187,627
Savings Accounts	214,883	209,985
Time Deposits	224,857	214,891
Brokered Deposits	7,006	2,267
Total Deposits	1,125,908	1,086,658

Short-Term Borrowings	29,118	30,979
Other Borrowed Funds	17,000	20,000
Accrued Interest and Other Liabilities	7,732	6,039
TOTAL LIABILITIES	1,179,758	1,143,676

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 Shares Issued and 5,433,489 and 5,432,289 Shares Outstanding at September 30, 2019 and December 31, 2018, Respectively	2,367	2,367
Capital Surplus	83,457	83,225
Retained Earnings	63,582	57,843
Treasury Stock, at Cost (247,504 and 248,704 Shares at September 30, 2019 and December 31, 2018, Respectively)	(4,350)	(4,370)
Accumulated Other Comprehensive Income (Loss)	3,042	(1,440)
TOTAL STOCKHOLDERS' EQUITY	148,098	137,625
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,327,856	$1,281,301

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2019	2018	2019	2018

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$10,984	$10,044	$32,090	$27,272
Federal Funds Sold	156	53	435	113
Investment Securities:
Taxable	1,505	1,202	4,159	2,624
Tax-Exempt	204	318	717	857
Other Interest and Dividend Income	249	147	662	295
TOTAL INTEREST AND DIVIDEND INCOME	13,098	11,764	38,063	31,161

INTEREST EXPENSE
Deposits	1,864	1,398	5,407	3,372
Federal Funds Purchased	-	-	-	1
Short-Term Borrowings	47	68	143	473
Other Borrowed Funds	91	128	278	364
TOTAL INTEREST EXPENSE	2,002	1,594	5,828	4,210

NET INTEREST INCOME	11,096	10,170	32,235	26,951
Provision For Loan Losses	175	25	550	2,125
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,921	10,145	31,685	24,826

NONINTEREST INCOME
Service Fees on Deposit Accounts	811	866	2,362	2,176
Insurance Commissions	985	920	3,219	2,731
Other Commissions	159	127	448	823
Net Gain on Sales of Loans	48	52	190	106
Net Gain (Loss) on Sales of Investment Securities	3	-	(50)	-
Fair Value of Marketable Equity Securities	(25)	35	104	54
Net Gain on Purchased Tax Credits	9	11	27	33
Net (Loss) Gain on Disposal of Fixed Assets	-	(74)	2	(74)
Income from Bank-Owned Life Insurance	142	135	408	370
Other	67	16	203	80
TOTAL NONINTEREST INCOME	2,199	2,088	6,913	6,299

NONINTEREST EXPENSE
Salaries and Employee Benefits	4,628	4,708	14,271	13,268
Occupancy	597	855	2,019	2,213
Equipment	636	786	2,005	1,916
FDIC Assessment	5	67	368	361
PA Shares Tax	226	197	743	593
Contracted Services	312	273	945	583
Legal and Professional Fees	117	171	458	456
Advertising	244	245	651	587
Bankcard Processing	225	180	652	448
Other Real Estate Owned (Income)	13	49	(81)	37
Amortization of Core Deposit Intangible	484	452	1,454	986
Merger-Related	-	61	-	854
Other	1,003	1,321	3,117	3,224
TOTAL NONINTEREST EXPENSE	8,490	9,365	26,602	25,526

Income Before Income Taxes	4,630	2,868	11,996	5,599
Income Taxes	884	576	2,346	977
NET INCOME	$3,746	$2,292	$9,650	$4,622

EARNINGS PER SHARE
Basic	$0.69	$0.42	$1.78	$0.96
Diluted	0.69	0.42	1.77	0.95

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,433,289	5,414,299	5,433,296	4,834,948
Diluted	5,458,723	5,476,792	5,451,705	4,889,553

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018

Net Income	$3,746	$2,292	$9,650	$4,622

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available-for-Sale Securities Net of Income Tax Expense (Benefit) of $47 and ($325) for the Three Months Ended September 30, 2019 and 2018, Respectively, and $1,209 and ($734) for the Nine Months Ended September 30, 2019 and 2018, Respectively	74	(1,224)	4,443	(2,715)

Reclassification Adjustment for (Gains) Losses on Securities: Included in Net Income, Net of Income Tax (Expense) Benefit of ($1) and $11 for the Three and Nine Months Ended September 30, 2019, Respectively (1)	(2)	-	39	-
Other Comprehensive Income (Loss), Net of Income Tax Expense (Benefit)	72	(1,224)	4,482	(2,715)
Total Comprehensive Income	$3,818	$1,068	$14,132	$1,907

(1)	The gross amount of gains (losses) on securities of $3 and ($50) for the Three and Nine Months Ended September 30, 2019, respectively are reported as Net Gain (Loss) on Sales of Investment Securities on the Consolidated Statement of Income. The income tax expense (benefit) is included in Income Taxes on the Consolidated Statement of Income.

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

December 31, 2018	5,680,993	$2,367	$83,225	$57,843	$(4,370)	$(1,440)	$137,625
Comprehensive Income:
Net Income	-	-	-	2,925	-	-	2,925
Other Comprehensive Income	-	-	-	-	-	2,384	2,384
Stock-Based Compensation Expense	-	-	77	-	-	-	77
Exercise of Stock Options	-	-	5	-	36	-	41
Treasury stock purchased, at cost (800 shares)	-	-	-	-	(19)	-	(19)
Dividends Paid ($0.24 Per Share)	-	-	-	(1,304)	-	-	(1,304)
March 31, 2019	5,680,993	2,367	83,307	59,464	(4,353)	944	141,729
Comprehensive Income:
Net Income	-	-	-	2,979	-	-	2,979
Other Comprehensive Income	-	-	-	-	-	2,026	2,026
Restricted Stock Awards Granted	-	-	(11)	-	11	-	-
Restricted Stock Awards Forfeited	-	-	8	-	(8)	-	-
Stock-Based Compensation Expense	-	-	76	-	-	-	76
Dividends Paid ($0.24 Per Share)	-	-	-	(1,303)	-	-	(1,303)
June 30, 2019	5,680,993	2,367	83,380	61,140	(4,350)	2,970	145,507
Comprehensive Income:
Net Income	-	-	-	3,746	-	-	3,746
Other Comprehensive Income	-	-	-	-	-	72	72
Stock-Based Compensation Expense	-	-	77	-	-	-	77
Dividends Paid ($0.24 Per Share)	-	-	-	(1,304)	-	-	(1,304)
September 30, 2019	5,680,993	$2,367	$83,457	$63,582	$(4,350)	$3,042	$148,098

(Dollars in thousands, except share and per share data)	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

December 31, 2017	4,363,346	$1,818	$42,089	$55,280	$(4,590)	$(1,341)	$93,256
Comprehensive Income:
Net Income	-	-	-	1,360	-	-	1,360
Other Comprehensive Loss	-	-	-	-	-	(1,421)	(1,421)
Impact of change in method of accounting formarketable equity securities (1)	-	-	-	40	-	(40)	-
Stock-Based Compensation Expense	-	-	119	-	-	-	119
Exercise of Stock Options	-	-	3	-	29	-	32
Treasury Stock Purchased, at cost (895 shares)	-	-	-	-	(27)	-	(27)
Dividends Paid ($0.22 Per Share)	-	-	-	(901)	-	-	(901)
March 31, 2018	4,363,346	1,818	42,211	55,779	(4,588)	(2,802)	92,418
Comprehensive Income:
Net Income	-	-	-	970	-	-	970
Other Comprehensive Loss	-	-	-	-	-	(70)	(70)
Issuance of Common Stock
(net of issuance expenses of $515)	1,317,647	549	40,978	-	-	-	41,527
Stock-Based Compensation Expense	-	-	120	-	-	-	120
Exercise of Stock Options	-	-	2	-	179	-	181
Treasury Stock Purchased, at cost (7,729 shares)	-	-	-	-	(271)	-	(271)
Dividends Paid ($0.22 Per Share)	-	-	-	(1,191)	-	-	(1,191)
June 30, 2018	5,680,993	2,367	83,311	55,558	(4,680)	(2,872)	133,684
Comprehensive Income:
Net Income	-	-	-	2,292	-	-	2,292
Other Comprehensive Loss	-	-	-	-	-	(1,224)	(1,224)
Stock-Based Compensation Expense	-	-	122	-	-	-	122
Dividends Paid ($0.22 Per Share)	-	-	-	(1,191)	-	-	(1,191)
September 30, 2018	5,680,993	$2,367	$83,433	$56,659	$(4,680)	$(4,096)	$133,683

(1)	Reclassification due to the adoption of Accounting Standards Update (“ASU”) 2016-01.

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2019	2018

OPERATING ACTIVITIES
Net Income	$9,650	$4,622
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net (Accretion) Amortization on Investments	(145)	96
Depreciation and Amortization	2,730	2,263
Provision for Loan Losses	550	2,125
Fair Value of Marketable Equity Securities	(104)	(54)
Net Gain on Purchased Tax Credits	(27)	(33)
Income from Bank-Owned Life Insurance	(408)	(370)
Proceeds From Mortgage Loans Sold	7,378	6,434
Originations of Mortgage Loans for Sale	(7,188)	(6,328)
Net Gain on Sales of Loans	(190)	(106)
Net Loss on Sales of Investment Securities	50	-
Net Loss (Gain) on Saless of Other Real Estate Owned and Repossessed Assets	6	(19)
Noncash Expense for Stock-Based Compensation	230	361
Decrease (Increase) in Accrued Interest Receivable	33	(996)
Net (Gain) Loss on Disposal of Fixed Assets	(2)	74
Increase (Decrease) in Taxes Payable	259	(954)
Increase in Accrued Interest Payable	331	191
Net Payment of Federal/State Income Taxes	-	(850)
Other, Net	(448)	568
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,705	7,024

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	34,490	11,624
Purchases of Securities	(50,185)	(1,069)
Proceeds from Sales of Securities	29,460	80,314
Net Increase in Loans	(21,531)	(63,176)
Purchase of Premises and Equipment	(66)	(4,529)
Asset Acquisition of a Customer List	(900)	-
Proceeds From a Claim on Bank-Owned Life Insurance	-	950
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	1,123	214
Decrease in Restricted Equity Securities	214	389
Net Cash Received from Acquisition	-	20,632
Acquisition of Bank-Owned Life Insurance	(750)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(8,145)	45,349

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	39,250	7,927
Net Decrease in Short-Term Borrowings	(1,861)	(28,056)
Principal Payments on Other Borrowed Funds	(3,000)	(3,541)
Cash Dividends Paid	(3,911)	(3,283)
Treasury Stock, Purchases at Cost	(19)	(298)
Exercise of Stock Options	41	213
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,500	(27,038)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	35,060	25,335
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	53,353	20,622
CASH AND DUE FROM BANKS AT END OF PERIOD	$88,413	$45,957

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $3,543 and $3,372, respectively)	$5,497	$4,019
Income taxes	2,260	850

Real estate acquired in settlement of loans	427	46
Non-cash transaction related to FWVB acquisition	-	41,527
Non-cash transaction related to loan payoff receivable	1,644	-

SUPPLEMENTAL NONCASH DISCLOSURE:
Right of use asset recognized	1,707	-
Lease liability recognized	1,712	-

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

The Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification ("ASC”) 855, Subsequent Events, to be recognizable events.

Nature of Operations

The Company derives substantially all its income from banking and bank-related services which include interest earnings on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest earnings on investment securities and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from twenty offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, seven offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, a full-service, independent insurance agency.

Acquired Loans

Loans that were acquired in previous mergers were recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the acquired loans was estimated by management with the assistance of a third-party valuation specialist.

For performing loans acquired in a merger, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. For purchased credit impaired loans acquired in a merger, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Recognition of Prior Period Errors

In April 2018, the Company discovered an error with the collateral position on a commercial and industrial classified loan relationship that had occurred in April 2017. This error resulted in the loss of the Company’s first lien position, leaving the loan with insufficient collateral. The Company recognized the error by recording a specific reserve and recognizing an additional $300,000 (pre-tax) of provision for loan losses for the quarter-ended March 31, 2018. There was no financial statement impact for the three months ended September 30, 2018. The impact of the correction of the error resulted in a decrease of $300,000 in income before income taxes and a decrease of $63,000 in income taxes. This resulted in a decrease of $237,000 (after-tax) in net income ($0.05 per share) for the nine months ended September 30, 2018. As a result of this error, the Company’s 2017 results were overstated by $237,000 and the Company’s March 31, 2018 quarterly and nine months ended September 30, 2018 results were understated by the same amount. Management of the Company concluded the effect of the error was immaterial to the Company’s 2017 and 2018 results.

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

Recent Accounting Standards

In January 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 is intended to be effective with ASU 2016-02, as amended. The amendments in ASU 2018-01 are as follows: provide an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old lease standards; and clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard. ASU 2016-02 will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company adopted the provisions of ASU 2016-02 effective January 1, 2019, which increased assets and liabilities approximately $1.7 million at the time of adoption, as a result of reporting additional leases on the Company's consolidated statement of financial condition.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP; and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, debt securities, trade receivables, net investments in leases, off balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 was originally effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. In October 2019, the FASB approved to delay the required implementation date of ASU 2016-13 for smaller reporting companies until January 1, 2023. Early adoption will continue to be permitted. The Company is evaluating the impact of this ASU and expects to recognize a one-time adjustment to the allowance for loan losses upon adoption, but we cannot yet determine the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial condition or results of operation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted-Average Common Shares Outstanding	5,680,993	5,680,993	5,680,993	5,101,808
Average Treasury Stock Shares	(247,704)	(266,694)	(247,697)	(266,860)
Weighted-Average Common Shares and Common Stock
Equivalents Used to Calculate Basic Earnings Per Share	5,433,289	5,414,299	5,433,296	4,834,948
Additional Common Stock Equivalents (Stock Options and
Restricted Stock) Used to Calculate Diluted Earnings Per Share	25,434	62,493	18,409	54,605
Weighted-Average Common Shares and Common Stock
Equivalents Used to Calculate Diluted Earnings Per Share	5,458,723	5,476,792	5,451,705	4,889,553

Earnings per share:
Basic	$0.69	$0.42	$1.78	$0.96
Diluted	0.69	0.42	1.77	0.95

Note 3. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	(Dollars in thousands)
	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt Securities
U.S. Government Agencies	$57,484	$348	$(117)	$57,715
Obligations of States and Political Subdivisions	26,415	973	(4)	27,384
Mortgage-Backed Securities - Government-Sponsored Enterprises	127,164	2,787	(112)	129,839
Total Debt Securities	$211,063	$4,108	$(233)	214,938

Marketable Equity Securities
Mutual Funds				1,006
Other				1,601
Total Marketable Equity Securities				2,607
Total Available-for-Sale Securities				$217,545

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt Securities
U.S. Government Agencies	$82,506	$160	$(2,087)	$80,579
Obligations of States and Political Subdivisions	44,737	230	(366)	44,601
Mortgage-Backed Securities - Government-Sponsored Enterprises	97,535	582	(346)	97,771
Total Debt Securities	$224,778	$972	$(2,799)	222,951

Marketable Equity Securities
Mutual Funds				968
Other				1,490
Total Marketable Equity Securities				2,458
Total Available-for-Sale Securities				$225,409

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at the dates indicated:

	(Dollars in thousands)
	September 30, 2019
	Less than 12 months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Government Agencies	3	$7,173	$(26)	6	$13,928	$(91)	9	$21,101	$(117)
Obligations of States and
Political Subdivisions	-	-	-	1	508	(4)	1	508	(4)
Mortgage-Backed Securities -
Government Sponsored Enterprises	5	13,993	(96)	2	4,123	(16)	7	18,116	(112)
Total	8	$21,166	$(122)	9	$18,559	$(111)	17	$39,725	$(233)

	December 31, 2018
	Less than 12 months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Government Agencies	-	$-	$-	23	$65,450	$(2,087)	23	$65,450	$(2,087)
Obligations of States and
Political Subdivisions	24	13,212	(133)	25	11,918	(233)	49	25,130	(366)
Mortgage-Backed Securities -
Government Sponsored Enterprises	-	-	-	9	13,874	(346)	9	13,874	(346)
Total	24	$13,212	$(133)	57	$91,242	$(2,666)	81	$104,454	$(2,799)

For debt securities, the Company does not believe that any individual unrealized loss as of September 30, 2019 or December 31, 2018, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at September 30, 2019 and December 31, 2018 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

As a result of the adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), effective January 1, 2018, marketable equity securities are measured at fair value with changes in fair value included in Fair Value of Marketable Equity Securities on the Consolidated Statement of Income. Realized gains and losses on sales of marketable equity securities would be included in Net Gain (Loss) on Sales of Investment Securities on the Consolidated Statement of Income. There were no sales of marketable equity securities for the three and nine months ended September 30, 2019 and 2018, respectively.

The following table presents the scheduled maturities of debt securities as of the date indicated:

	(Dollars in thousands)
	September 30, 2019
	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in One Year or Less	$3,412	$3,419
Due after One Year through Five Years	52,039	52,258
Due after Five Years through Ten Years	30,907	31,588
Due after Ten Years	124,705	127,673
Total	$211,063	$214,938

Note 4. Loans and Related Allowance for Loan Loss

The Company’s loan portfolio consists of four classifications: real estate loans, commercial and industrial loans, consumer loans, and other loans. These segments are further segregated between loans accounted for under the amortized cost method (“Originated Loans”) and acquired loans that were originally recorded at fair value with no carryover of the related pre-merger allowance for loan losses (“Loans Acquired at Fair Value”). The following table presents the classifications of loans as of the dates indicated.

	(Dollars in thousands)
	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Originated Loans
Real Estate:
Residential	$260,245	33.8%	$235,492	32.6%
Commercial	250,064	32.5	229,455	31.8
Construction	58,324	7.6	46,824	6.5
Commercial and Industrial	78,588	10.2	78,466	10.9
Consumer	110,624	14.4	119,731	16.6
Other	11,763	1.5	11,623	1.6
Total Originated Loans	769,608	100.0%	721,591	100.0%
Allowance for Loan Losses	(9,172)		(8,942)
Loans, Net	$760,436		$712,649

Loans Acquired at Fair Value
Real Estate:
Residential	$78,877	48.5%	$91,277	47.7%
Commercial	64,113	39.4	77,609	40.6
Construction	-	0.0	2,000	1.0
Commercial and Industrial	13,546	8.3	12,997	6.8
Consumer	1,564	1.0	2,510	1.3
Other	4,490	2.8	4,888	2.6
Total Loans Acquired at Fair Value	162,590	100.0%	191,281	100.0%
Allowance for Loan Losses	(578)		(616)
Loans, Net	$162,012		$190,665

Total Loans
Real Estate:
Residential	$339,122	36.4%	$326,769	35.9%
Commercial	314,177	33.7	307,064	33.6
Construction	58,324	6.3	48,824	5.3
Commercial and Industrial	92,134	9.9	91,463	10.0
Consumer	112,188	12.0	122,241	13.4
Other	16,253	1.7	16,511	1.8
Total Loans	932,198	100.0%	912,872	100.0%
Allowance for Loan Losses	(9,750)		(9,558)
Loans, Net	$922,448		$903,314

Total unamortized net deferred loan fees were $734,000 and $926,000 at September 30, 2019 and December 31, 2018, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $99.9 million and $99.0 million at September 30, 2019 and December 31, 2018, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At September 30, 2019 and December 31, 2018, there were no loans in the criticized category of Loss within the internal risk rating system.

	(Dollars in thousands)
	September 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Originated Loans
Real Estate:
Residential	$258,702	$1,021	$522	$-	$260,245
Commercial	235,292	9,966	3,745	1,061	250,064
Construction	58,044	-	280	-	58,324
Commercial and Industrial	73,103	4,493	37	955	78,588
Consumer	110,570	-	54	-	110,624
Other	11,763	-	-	-	11,763
Total Originated Loans	$747,474	$15,480	$4,638	$2,016	$769,608

Loans Acquired at Fair Value
Real Estate:
Residential	$77,791	$46	$1,040	$-	$78,877
Commercial	57,452	6,159	502	-	64,113
Commercial and Industrial	13,546	-	-	-	13,546
Consumer	1,564	-	-	-	1,564
Other	4,398	92	-	-	4,490
Total Loans Acquired at Fair Value	$154,751	$6,297	$1,542	$-	$162,590

Total Loans
Real Estate:
Residential	$336,493	$1,067	$1,562	$-	$339,122
Commercial	292,744	16,125	4,247	1,061	314,177
Construction	58,044	-	280	-	58,324
Commercial and Industrial	86,649	4,493	37	955	92,134
Consumer	112,134	-	54	-	112,188
Other	16,161	92	-	-	16,253
Total Loans	$902,225	$21,777	$6,180	$2,016	$932,198

The increase of $2.8 million in the substandard loan category as of September 30, 2019 was mainly due to a commercial real estate relationship that was placed on nonaccrual in the current period due to alleged fraudulent activity. The relationship has been assigned to a receiver to manage the property. Based on the most recent appraisal, the loan was not impaired and therefore, the Bank does not expect to incur a loss. At December 31, 2018, the loan was classified as special mention in the construction loan category.

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

	(Dollars in thousands)
	September 30, 2019
		30-59	60-89	90 Days
	Loans	Days	Days	Or More	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
Originated Loans
Real Estate:
Residential	$259,502	$138	$64	$19	$221	$522	$260,245
Commercial	246,934	-	28	-	28	3,102	250,064
Construction	58,324	-	-	-	-	-	58,324
Commercial and Industrial	77,822	-	-	-	-	766	78,588
Consumer	109,563	949	11	47	1,007	54	110,624
Other	11,763	-	-	-	-	-	11,763
Total Originated Loans	$763,908	$1,087	$103	$66	$1,256	$4,444	$769,608

Loans Acquired at Fair Value
Real Estate:
Residential	$77,098	$108	$267	$364	$739	$1,040	$78,877
Commercial	64,039	-	74	-	74	-	64,113
Construction	-	-	-	-	-	-	-
Commercial and Industrial	13,546	-	-	-	-	-	13,546
Consumer	1,564	-	-	-	-	-	1,564
Other	4,490	-	-	-	-	-	4,490
Total Loans Acquired at Fair Value	$160,737	$108	$341	$364	$813	$1,040	$162,590

Total Loans
Real Estate:
Residential	$336,600	$246	$331	$383	$960	$1,562	$339,122
Commercial	310,973	-	102	-	102	3,102	314,177
Construction	58,324	-	-	-	-	-	58,324
Commercial and Industrial	91,368	-	-	-	-	766	92,134
Consumer	111,127	949	11	47	1,007	54	112,188
Other	16,253	-	-	-	-	-	16,253
Total Loans	$924,645	$1,195	$444	$430	$2,069	$5,484	$932,198

	December 31, 2018
		30-59	60-89	90 Days
	Loans	Days	Days	Or More	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
Originated Loans
Real Estate:
Residential	$232,967	$1,374	$72	$324	$1,770	$755	$235,492
Commercial	229,189	84	182	-	266	-	229,455
Construction	46,824	-	-	-	-	-	46,824
Commercial and Industrial	77,222	216	-	-	216	1,028	78,466
Consumer	118,256	1,319	70	3	1,392	83	119,731
Other	11,623	-	-	-	-	-	11,623
Total Originated Loans	$716,081	$2,993	$324	$327	$3,644	$1,866	$721,591

Loans Acquired at Fair Value
Real Estate:
Residential	$89,405	$408	$65	$-	$473	$1,399	$91,277
Commercial	77,532	77	-	-	77	-	77,609
Construction	2,000	-	-	-	-	-	2,000
Commercial and Industrial	12,929	52	-	-	52	16	12,997
Consumer	2,491	18	1	-	19	-	2,510
Other	4,888	-	-	-	-	-	4,888
Total Loans Acquired at Fair Value	$189,245	$555	$66	$-	$621	$1,415	$191,281

Total Loans
Real Estate:
Residential	$322,372	$1,782	$137	$324	$2,243	$2,154	$326,769
Commercial	306,721	161	182	-	343	-	307,064
Construction	48,824	-	-	-	-	-	48,824
Commercial and Industrial	90,151	268	-	-	268	1,044	91,463
Consumer	120,747	1,337	71	3	1,411	83	122,241
Other	16,511	-	-	-	-	-	16,511
Total Loans	$905,326	$3,548	$390	$327	$4,265	$3,281	$912,872

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

	(Dollars in Thousands)
	September 30,	December 31,
	2019	2018
Nonaccrual Loans:
Originated Loans:
Real Estate:
Residential	$522	$755
Commercial	3,102	-
Commercial and Industrial	766	1,028
Consumer	54	83
Total Originated Nonaccrual Loans	4,444	1,866

Loans Acquired at Fair Value:
Real Estate:
Residential	1,040	1,399
Commercial and Industrial	-	16
Total Loans Acquired at Fair Value Nonaccrual Loans	1,040	1,415
Total Nonaccrual Loans	5,484	3,281

Accruing Loans Past Due 90 Days or More:
Originated Loans:
Real Estate:
Residential	19	324
Consumer	47	3
Total Originated Accruing Loans Past Due 90 Days or More	66	327

Loans Acquired at Fair Value:
Real Estate:
Residential	364	-
Total Loans Acquired at Fair Value Accruing Loans
Past Due 90 Days or More	364	-
Total Accruing Loans Past Due 90 Days or More	430	327
Total Nonaccrual Loans and Accruing Loans Past Due 90 Days or More	5,914	3,608

Troubled Debt Restructurings, Accruing:
Originated Loans:
Real Estate
Residential	70	26
Commercial	1,059	980
Commercial and Industrial	113	154
Total Originated Loans	1,242	1,160
Loans Acquired at Fair Value:
Real Estate
Residential	346	1,212
Commercial	303	333
Total Loans Acquired at Fair Value	649	1,545
Total Troubled Debt Restructurings, Accruing	1,891	2,705

Total Nonperforming Loans	7,805	6,313

Real Estate Owned:
Residential	41	46
Commercial	174	871
Total Real Estate Owned	215	917

Total Nonperforming Assets	$8,020	$7,230

Nonperforming Loans to Total Loans	0.84%	0.69%
Nonperforming Assets to Total Assets	0.60	0.56

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $1.1 million and $1.4 million at September 30, 2019 and December 31, 2018, respectively.

TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 14 loans totaling $2.6 million and 12 loans totaling $3.6 million at September 30, 2019 and December 31, 2018, respectively. Originated loans classified as TDRs consisted of nine loans totaling $2.0 million and six loans totaling $2.1 million at September 30, 2019 and December 31, 2018, respectively. Loans acquired at fair value classified as TDRs consisted of five loans totaling $649,000 and six loans totaling $1.5 million at September 30, 2019 and December 31, 2018, respectively.

For the three months ended September 30, 2019, one residential real estate loan modified in a TDR transaction by extending the term of the loan. For the nine months ended September 30, 2019, two residential real estate loans and one commercial real estate loan modified in TDR transactions by extending the term of the loan.

For the three months ended September 30, 2018, there were no loans modified in a TDR transaction. For the nine months ended September 30, 2018, one commercial and industrial loan modified in a TDR transaction and was termed-out due to declining financial information and one residential real estate loan acquired at fair value modified in a TDR transaction and was identified as part of the FWVB merger.

For the three months ended September 30, 2019, there were no TDRs that paid off. For the nine months ended September 30, 2019, one residential real estate TDR loan acquired at fair value paid off.

For the three months ended September 30, 2018, one commercial real estate TDR loan paid off. During the nine months ended September 30, 2018, one commercial and industrial TDR loan was fully charged-off due to declining financial information. In addition, a commercial real estate TDR loan and consumer TDR loan paid off in-full as well as a commercial real estate TDR loan acquired at fair value and commercial and industrial TDR loan acquired at fair value paid off in-full.

Other than the one commercial and industrial TDR loan that was fully charged-off due to declining financial information during the nine months ended September 30, 2018, no TDRs subsequently defaulted during the three and nine months ended September 30, 2019 and 2018, respectively.

The following table presents information at the time of modification related to loans modified in a TDR during the three months ended September 30, 2019 and 2018, and the nine months ended September 30, 2019. There were no loans modified in a TDR transaction during the quarter-ended September 30, 2018.

(Dollars in thousands)
Three Months Ended September 30, 2019
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
Originated Loans
Real Estate
Residential	1	$10	$10	$-

	Nine Months Ended September 30, 2019
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
Originated Loans
Real Estate
Residential	2	$71	$71	$-
Commercial	1	114	114	-
Total	3	$185	$185	$-

	Nine Months Ended September 30, 2018
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
Originated Loans
Real Estate
Commercial and Industrial	1	$161	$161	$-
Total	1	$161	$161	$-

Loans Acquired at Fair Value
Real Estate
Residential	1	$7	$7	$-
Total	1	$7	$7	$-

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	(Dollars in thousands)
	September 30, 2019
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$153	$-	$158	$173	$3
Commercial	3,573	-	3,625	3,633	70
Construction	280	-	280	336	15
Commercial and Industrial	149	-	151	166	5
Total With No Related Allowance Recorded	$4,155	$-	$4,214	$4,308	$93

Loans Acquired at Fair Value
Real Estate:
Residential	$346	$-	$346	$353	$12
Commercial	805	-	805	830	33
Total With No Related Allowance Recorded	$1,151	$-	$1,151	$1,183	$45

Total Loans
Real Estate:
Residential	$499	$-	$504	$526	$15
Commercial	4,378	-	4,430	4,463	103
Construction	280	-	280	336	15
Commercial and Industrial	149	-	151	166	5
Total With No Related Allowance Recorded	$5,306	$-	$5,365	$5,491	$138

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$1,677	$300	$1,677	$1,716	$61
Commercial and Industrial	955	503	1,095	1,011	11
Total With A Related Allowance Recorded	$2,632	$803	$2,772	$2,727	$72

Total Impaired Loans:
Originated Loans
Real Estate:
Residential	$153	$-	$158	$173	$3
Commercial	5,250	300	5,302	5,349	131
Construction	280	-	280	336	15
Commercial and Industrial	1,104	503	1,246	1,177	16
Total Impaired Loans	$6,787	$803	$6,986	$7,035	$165

Loans Acquired at Fair Value
Real Estate:
Residential	$346	$-	$346	$353	$12
Commercial	805	-	805	830	33
Total Impaired Loans	$1,151	$-	$1,151	$1,183	$45

Total Loans
Real Estate:
Residential	$499	$-	$504	$526	$15
Commercial	6,055	300	6,107	6,179	164
Construction	280	-	280	336	15
Commercial and Industrial	1,104	503	1,246	1,177	16
Total Impaired Loans	$7,938	$803	$8,137	$8,218	$210

	December 31, 2018
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
With No Related Allowance Recorded:
Originated Loans
Real Estate:
Residential	$71	$-	$74	$82	$4
Commercial	1,550	-	1,550	1,626	74
Construction	400	-	400	466	25
Commercial and Industrial	382	-	394	403	5
Total With No Related Allowance Recorded	$2,403	$-	$2,418	$2,577	$108

Loans Acquired at Fair Value
Real Estate:
Residential	$1,212	$-	$1,212	$1,234	$63
Commercial	2,466	-	2,466	1,868	123
Total With No Related Allowance Recorded	$3,678	$-	$3,678	$3,102	$186

Total Loans
Real Estate:
Residential	$1,283	$-	$1,286	$1,316	$67
Commercial	4,016	-	4,016	3,494	197
Construction	400	-	400	466	25
Commercial and Industrial	382	-	394	403	5
Total With No Related Allowance Recorded	$6,081	$-	$6,096	$5,679	$294

With A Related Allowance Recorded:
Originated Loans
Real Estate:
Commercial	$674	$211	$674	$716	$40
Commercial and Industrial	1,066	787	1,171	1,193	63
Total With A Related Allowance Recorded	$1,740	$998	$1,845	$1,909	$103

Loans Acquired at Fair Value
Real Estate:
Commercial	$44	$8	$44	$29	$3
Commercial and Industrial	16	6	16	16	-
Total With A Related Allowance Recorded	$60	$14	$60	$45	$3

Total Loans
Real Estate:
Commercial	$718	$219	$718	$745	$43
Commercial and Industrial	1,082	793	1,187	1,209	63
Total With A Related Allowance Recorded	$1,800	$1,012	$1,905	$1,954	$106

	December 31, 2018 (cont.)
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
Total Impaired Loans
Originated Loans
Real Estate:
Residential	$71	$-	$74	$82	$4
Commercial	2,224	211	2,224	2,342	114
Construction	400	-	400	466	25
Commercial and Industrial	1,448	787	1,565	1,596	68
Total Impaired Loans	$4,143	$998	$4,263	$4,486	$211

Loans Acquired at Fair Value
Real Estate:
Residential	$1,212	$-	$1,212	$1,234	$63
Commercial	2,510	8	2,510	1,897	126
Commercial and Industrial	16	6	16	16	-
Total Impaired Loans	$3,738	$14	$3,738	$3,147	$189

Total Loans
Real Estate:
Residential	$1,283	$-	$1,286	$1,316	$67
Commercial	4,734	219	4,734	4,239	240
Construction	400	-	400	466	25
Commercial and Industrial	1,464	793	1,581	1,612	68
Total Impaired Loans	$7,881	$1,012	$8,001	$7,633	$400

The following table presents the activity in the allowance for loan losses summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	(Dollars in thousands)
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
June 30, 2019	$1,096	$3,000	$488	$2,605	$1,500	$-	$402	$9,091
Charge-offs	(7)	-	-	-	(144)	-	-	(151)
Recoveries	1	8	-	1	47	-	-	57
Provision	561	(409)	49	(272)	60	-	186	175
September 30, 2019	$1,651	$2,599	$537	$2,334	$1,463	$-	$588	$9,172

Loans Acquired at Fair Value
June 30, 2019	$-	$446	$-	$113	$-	$-	$41	$600
Charge-offs	(21)	-	-	(16)	(21)	-	-	(58)
Recoveries	-	27	-	4	5	-	-	36
Provision	21	(99)	-	(6)	16	-	68	-
September 30, 2019	$-	$374	$-	$95	$-	$-	$109	$578

Total Allowance for Loan Losses
June 30, 2019	$1,096	$3,446	$488	$2,718	$1,500	$-	$443	$9,691
Charge-offs	(28)	-	-	(16)	(165)	-	-	(209)
Recoveries	1	35	-	5	52	-	-	93
Provision	582	(508)	49	(278)	76	-	254	175
September 30, 2019	$1,651	$2,973	$537	$2,429	$1,463	$-	$697	$9,750

Originated Loans
December 31, 2018	$1,050	$2,217	$395	$2,698	$2,027	$-	$555	$8,942
Charge-offs	(28)	-	-	-	(429)	-	-	(457)
Recoveries	10	27	-	3	97	-	-	137
Provision	619	355	142	(367)	(232)	-	33	550
September 30, 2019	$1,651	$2,599	$537	$2,334	$1,463	$-	$588	$9,172

Loans Acquired at Fair Value
December 31, 2018	$-	$476	$-	$109	$-	$-	$31	$616
Charge-offs	(43)	-	-	(16)	(22)	-	-	(81)
Recoveries	-	29	-	4	10	-	-	43
Provision	43	(131)	-	(2)	12	-	78	-
September 30, 2019	$-	$374	$-	$95	$-	$-	$109	$578

Total Allowance for Loan Losses
December 31, 2018	$1,050	$2,693	$395	$2,807	$2,027	$-	$586	$9,558
Charge-offs	(71)	-	-	(16)	(451)	-	-	(538)
Recoveries	10	56	-	7	107	-	-	180
Provision	662	224	142	(369)	(220)	-	111	550
September 30, 2019	$1,651	$2,973	$537	$2,429	$1,463	$-	$697	$9,750

	September 30, 2019
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$300	$-	$503	$-	$-	$-	$803
Collectively Evaluated for Potential Impairment	$1,651	$2,299	$537	$1,831	$1,463	$-	$588	$8,369

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively Evaluated for Potential Impairment	$-	$374	$-	$95	$-	$-	$109	$578

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$300	$-	$503	$-	$-	$-	$803
Collectively Evaluated for Potential Impairment	$1,651	$2,673	$537	$1,926	$1,463	$-	$697	$8,947

	December 31, 2018
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$211	$-	$787	$-	$-	$-	$998
Collectively Evaluated for Potential Impairment	$1,050	$2,006	$395	$1,911	$2,027	$-	$555	$7,944

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$8	$-	$6	$-	$-	$-	$14
Collectively Evaluated for Potential Impairment	$-	$468	$-	$103	$-	$-	$31	$602

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$219	$-	$793	$-	$-	$-	$1,012
Collectively Evaluated for Potential Impairment	$1,050	$2,474	$395	$2,014	$2,027	$-	$586	$8,546

	(Dollars in thousands)
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
June 30, 2018	$863	$2,311	$259	$2,799	$2,130	$-	$336	$8,698
Charge-offs	-	-	-	-	(126)	-	-	(126)
Recoveries	4	22	-	1	48	-	-	75
Provision	78	(12)	96	(43)	(72)	-	(22)	25
September 30, 2018	$945	$2,321	$355	$2,757	$1,980	$-	$314	$8,672

Loans Acquired at Fair Value
June 30, 2018	$-	$493	$-	$119	$-	$-	$61	$673
Charge-offs	(4)	-	-	(58)	-	-	-	(62)
Recoveries	-	1	-	-	1	-	-	2
Provision	4	1	-	39	(1)	-	(43)	-
September 30, 2018	$-	$495	$-	$100	$-	$-	$18	$613

Total Allowance for Loan Losses
June 30, 2018	$863	$2,804	$259	$2,918	$2,130	$-	$397	$9,371
Charge-offs	(4)	-	-	(58)	(126)	-	-	(188)
Recoveries	4	23	-	1	49	-	-	77
Provision	82	(11)	96	(4)	(73)	-	(65)	25
September 30, 2018	$945	$2,816	$355	$2,857	$1,980	$-	$332	$9,285

Originated Loans
December 31, 2017	$891	$1,799	$276	$2,461	$2,358	$-	$430	$8,215
Charge-offs	(27)	-	-	(1,398)	(424)	-	-	(1,849)
Recoveries	16	40	-	4	120	-	-	180
Provision	65	482	79	1,690	(74)	-	(116)	2,126
September 30, 2018	$945	$2,321	$355	$2,757	$1,980	$-	$314	$8,672

Loans Acquired at Fair Value
December 31, 2017	$-	$490	$-	$83	$-	$-	$8	581
Charge-offs	(36)	-	-	(58)	-	-	-	(94)
Recoveries	9	115	-	-	3	-	-	127
Provision	27	(110)	-	75	(3)	-	10	(1)
September 30, 2018	$-	$495	$-	$100	$-	$-	$18	$613

Total Allowance for Loan Losses
December 31, 2017	$891	$2,289	$276	$2,544	$2,358	$-	$438	$8,796
Charge-offs	(63)	-	-	(1,456)	(424)	-	-	(1,943)
Recoveries	25	155	-	4	123	-	-	307
Provision	92	372	79	1,765	(77)	-	(106)	2,125
September 30, 2018	$945	$2,816	$355	$2,857	$1,980	$-	$332	$9,285

	September 30, 2018
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Originated Loans
Individually Evaluated for Impairment	$-	$185	$-	$605	$-	$-	$-	$790
Collectively Evaluated for Potential Impairment	$945	$2,136	$355	$2,152	$1,980	$-	$314	$7,882

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$-	$11	$-	$6	$-	$-	$-	$17
Collectively Evaluated for Potential Impairment	$-	$484	$-	$94	$-	$-	$18	$596

Total Allowance for Loan Losses
Individually Evaluated for Impairment	$-	$196	$-	$611	$-	$-	$-	$807
Collectively Evaluated for Potential Impairment	$945	$2,620	$355	$2,246	$1,980	$-	$332	$8,478

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated (dollars in thousands).

Accretable Discount
Balance at December 31, 2018	$1,912
Accretable Yield	(203)
Balance at September 30, 2019	$1,709

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	(Dollars in thousands)
	September 30, 2019
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$153	$5,250	$280	$1,104	$-	$-	$6,787
Collectively Evaluated for Potential Impairment	260,092	244,814	58,044	77,484	110,624	11,763	762,821
	$260,245	$250,064	$58,324	$78,588	$110,624	$11,763	$769,608

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$346	$805	$-	$-	$-	$-	$1,151
Collectively Evaluated for Potential Impairment	78,531	63,308	-	13,546	1,564	4,490	161,439
	$78,877	$64,113	$-	$13,546	$1,564	$4,490	$162,590

Total Loans
Individually Evaluated for Impairment	$499	$6,055	$280	$1,104	$-	$-	$7,938
Collectively Evaluated for Potential Impairment	338,623	308,122	58,044	91,030	112,188	16,253	924,260
	$339,122	$314,177	$58,324	$92,134	$112,188	$16,253	$932,198

	December 31, 2018
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Total
Originated Loans
Individually Evaluated for Impairment	$71	$2,224	$400	$1,448	$-	$-	$4,143
Collectively Evaluated for Potential Impairment	235,421	227,231	46,424	77,018	119,731	11,623	717,448
	$235,492	$229,455	$46,824	$78,466	$119,731	$11,623	$721,591

Loans Acquired at Fair Value
Individually Evaluated for Impairment	$1,212	$2,510	$-	$16	$-	$-	$3,738
Collectively Evaluated for Potential Impairment	90,065	75,099	2,000	12,981	2,510	4,888	187,543
	$91,277	$77,609	$2,000	$12,997	$2,510	$4,888	$191,281

Total Loans
Individually Evaluated for Impairment	$1,283	$4,734	$400	$1,464	$-	$-	$7,881
Collectively Evaluated for Potential Impairment	325,486	302,330	48,424	89,999	122,241	16,511	904,991
	$326,769	$307,064	$48,824	$91,463	$122,241	$16,511	$912,872

Note 5. Leases

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

The Company identified 12 lease contracts as of ASC 842 adoption date, January 1, 2019. All lease contracts were classified as operating leases and created operating right-of-use (“ROU”) assets and corresponding lease liabilities on the balance sheet. The leases are ROU assets of land and building for branch and loan production locations. These ROU assets are reported on the accrued interest and other assets line and the related lease liabilities on the accrued interest and other liabilities line on the Consolidated Statement of Financial Condition.

The following tables present the ROU assets, lease expense, weighted average term, discount rate and maturity analysis of lease liabilities for operating leases for the periods indicated.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2019	2019
Operating Lease Expense	$115	$344

Operating Leases
ROU Assets		$1,395
Operating Cash Flows		312

Weighted Average Lease Term in Years
Operating Leases		6.98

Weighted Average Discount Rate
Operating Leases		2.88%

September 30,
(dollars in thousands)	2019
Maturity Analysis
Due in One Year	$437
Due After One Year to Two Years	335
Due After Two Years to Three Years	217
Due After Three Years to Four Years	98
Due After Four to Five Years	54
Due After Five Years	420
Total	$1,561
Less: Present Value Discount	161
Lease Liabilities	$1,400

Note 6. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated (dollars in thousands).

September 30,
Maturity Period:	2019
One Year or Less	$88,217
Over One Through Two Years	60,938
Over Two Through Three Years	17,995
Over Three Through Four Years	44,744
Over Four Through Five Years	7,686
Over Five Years	5,277
Total	$224,857

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $71.3 million and $68.0 million as of September 30, 2019 and December 31, 2018, respectively.

Note 7. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	(Dollars in thousands)
	September 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Federal Funds Purchased:
Average Balance Outstanding During the Period	$-	-%	$37	2.70%
Maximum Amount Outstanding at any Month End	-		1,500

FHLB Borrowings:
Balance at Period End	-	-	-	-
Average Balance Outstanding During the Period	-	-	19,726	1.86
Maximum Amount Outstanding at any Month End	-		98,960

Securities Sold Under Agreements to Repurchase:
Balance at Period End	29,118	0.58	30,979	0.54
Average Balance Outstanding During the Period	30,261	0.63	29,300	0.53
Maximum Amount Outstanding at any Month End	34,197		35,661
Securities Collaterizing the Agreements at Period-End:
Carrying Value	44,324		48,131
Market Value	44,649		47,083

Note 8. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	(Dollars in thousands)
	September 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Due in One Year	$6,000	1.88%	$6,000	1.78%
Due After One Year to Two Years	5,000	2.09	6,000	1.97
Due After Two Years to Three Years	3,000	2.23	5,000	2.18
Due After Three Years to Four Years	3,000	2.41	3,000	2.41
Total	$17,000	2.09	$20,000	2.03

As of September 30, 2019, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $369.1 million with the FHLB. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $147.0 million as of September 30, 2019 and December 31, 2018, respectively, of which, there was no outstanding balance as of September 30, 2019 and December 31, 2018.

The Company maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $99.7 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of September 30, 2019, and December 31, 2018, respectively. As of September 30, 2019, and December 31, 2018, no draws had been taken on these facilities.

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

	(Dollars in thousands)
	September 30,	December 31,
	2019	2018
Standby Letters of Credit	$36,764	$37,559
Performance Letters of Credit	2,966	3,544
Commitments to Extend Credit	1,974	2,783
Construction Mortgages	50,145	56,691
Personal Lines of Credit	6,511	6,186
Overdraft Protection Lines	6,295	6,140
Home Equity Lines of Credit	20,720	21,520
Commercial Lines of Credit	80,410	74,602
	$205,785	$209,025

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

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level II of the fair value hierarchy. Fair values for Level II securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers from Level I to Level II and no transfers into or out of Level III during the nine months ended September 30, 2019 or year ended December 31, 2018.

		(Dollars in thousands)
	Fair Value	September 30,	December 31,
	Hierarchy	2019	2018
Available for Sales Securities:
Debt Securities
U.S. Government Agencies	Level II	$57,715	$80,579
Obligations of States and Political Subdivisions	Level II	27,384	44,601
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level II	129,839	97,771
Total Debt Securities		214,938	222,951

Marketable Equity Securities
Mutual Funds	Level I	1,006	968
Other	Level I	1,601	1,490
Total Marketable Equity Securities		2,607	2,458
Total Available-for-Sale Securities		$217,545	$225,409

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

		(Dollars in thousands)
		Fair Value at				Significant
	Fair Value	September 30,	December 31,	Valuation	Significant	Unobservable
Financial Asset	Hierarchy	2019	2018	Techniques	Unobservable Inputs	Input Value
Impaired Loans	Level III	$1,829	$788	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level III	41	46	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1)Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level III in the fair value hierarchy. At September 30, 2019 and December 31, 2018, the fair value of impaired loans consists of the loan balances of $2.6 million and $1.8 million, respectively, less their specific valuation allowances of $803,000 and $1.0 million, respectively.

OREO properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level III in the fair value hierarchy.

For the three months ended September 30, 2019, one residential real estate loan with a fair value of $270,000 was transferred to OREO and was subsequently sold at a loss of $16,000. In addition, a residential real estate OREO property with a fair value of $117,000 sold at a loss of $20,000.

For the three months ended September 30, 2018, one residential real estate loan for $46,000 transferred to OREO.

For the nine months ended September 30, 2019, one commercial real estate OREO property with a fair value of $697,000 was sold at a $33,000 gain and one residential real estate property with a fair value of $46,000 was sold at a loss of $3,000. In addition, three residential real estate loans with a fair value of $427,000 transferred into OREO, of which two properties with a fair value of $386,000 were subsequently sold at a net loss of $36,000.

For the nine months ended September 30, 2018, one commercial real estate OREO property with a $697,000 fair value was acquired as part of the FWVB merger, one residential real estate loan for $46,000 transferred to OREO, and one residential real estate OREO property was sold at a gain of $19,000.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		(Dollars in thousands)
		September 30, 2019		December 31, 2018
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level I	$71,267	$71,267	$39,356	$39,356
Non-Interest Bearing	Level I	17,146	17,146	13,997	13,997
Investment Securities:
Available for Sale	See Above	217,545	217,545	225,409	225,409
Loans, Net	Level III	922,448	942,137	903,314	899,673
Restricted Stock	Level II	3,695	3,695	3,909	3,909
Bank-Owned Life Insurance	Level II	24,080	24,080	22,922	22,922
Accrued Interest Receivable	Level II	3,403	3,403	3,436	3,436

Financial Liabilities:
Deposits	Level II	1,125,908	1,130,523	1,086,658	1,085,708
Short-term Borrowings	Level II	29,118	29,118	30,979	30,979
Other Borrowed Funds	Level II	17,000	18,475	20,000	19,733
Accrued Interest Payable	Level II	925	925	594	594

Note 11. Other Noninterest Expense

The details of other noninterest expense for the Company’s consolidated statement of income for the three and nine months ended September 30, 2019 and 2018, are as follows:

	(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Other Noninterest Expense
Non-employee compensation	$131	$176	$402	$444
Printing and supplies	96	153	289	420
Postage	62	63	195	171
Telephone	155	161	455	411
Charitable contributions	17	12	41	33
Dues and subscriptions	34	46	132	174
Loan expenses	133	140	343	345
Meals and entertainment	23	42	124	142
Travel	50	61	147	171
Training	18	19	40	56
Miscellaneous	284	448	949	857
Total Other Noninterest Expense	$1,003	$1,321	$3,117	$3,224

Note 12. Segment and Related Information

At September 30, 2019, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial Services, Inc. is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

(Dollars in thousands)	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated

September 30, 2019
Assets	$1,327,256	$3,511	$148,117	$(151,028)	$1,327,856
Liabilities	1,182,902	897	19	(4,060)	1,179,758
Stockholders' equity	144,354	2,614	148,098	(146,968)	148,098

December 31, 2018
Assets	$1,278,513	$5,155	$137,908	$(140,275)	$1,281,301
Liabilities	1,144,293	2,445	283	(3,345)	1,143,676
Stockholders' equity	134,220	2,710	137,625	(136,930)	137,625

Three Months Ended September 30, 2019
Interest and dividend income	$13,083	$1	$1,318	$(1,304)	$13,098
Interest expense	2,002	-	-	-	2,002
Net interest income	11,081	1	1,318	(1,304)	11,096
Provision for loan losses	175	-	-	-	175
Net interest income after provision for loan losses	10,906	1	1,318	(1,304)	10,921
Noninterest income	1,251	984	(36)	-	2,199
Noninterest expense	7,634	853	3	-	8,490
Undistributed net income of subsidiary	90	-	2,463	(2,553)	-
Income before income tax expense (benefit)	4,613	132	3,742	(3,857)	4,630
Income tax expense (benefit)	846	42	(4)	-	884
Net income of CB Financial Services Inc.	$3,767	$90	$3,746	$(3,857)	$3,746

Nine Months Ended September 30, 2019
Total interest income	$38,018	$2	$3,955	$(3,912)	$38,063
Total interest expense	5,828	-	-	-	5,828
Net interest income	32,190	2	3,955	(3,912)	32,235
Provision for loan losses	550	-	-	-	550
Net interest income after provision for loan losses	31,640	2	3,955	(3,912)	31,685
Noninterest income	3,634	3,212	67	-	6,913
Noninterest expense	23,877	2,716	9	-	26,602
Undistributed net income of subsidiary	340	-	5,654	(5,994)	-
Income before income tax expense (benefit)	11,737	498	9,667	(9,906)	11,996
Income tax expense (benefit)	2,171	158	17	-	2,346
Net income of CB Financial Services Inc.	$9,566	$340	$9,650	$(9,906)	$9,650

Three Months Ended September 30, 2018
Total interest income	$11,749	$-	$1,206	$(1,191)	$11,764
Total interest expense	1,594	-	-	-	1,594
Net interest income	10,155	-	1,206	(1,191)	10,170
Provision for loan losses	25	-	-	-	25
Net interest income after provision for loan losses	10,130	-	1,206	(1,191)	10,145
Noninterest income	1,131	916	50	(9)	2,088
Noninterest expense	8,258	893	223	(9)	9,365
Undistributed net income of subsidiary	10	-	1,256	(1,266)	-
Income before income tax expense (benefit)	3,013	23	2,289	(2,457)	2,868
Income tax expense (benefit)	566	13	(3)	-	576
Net income of CB Financial Services Inc.	$2,447	$10	$2,292	$(2,457)	$2,292

Nine Months Ended September 30, 2018
Total interest income	$31,121	$1	$13,123	$(13,084)	$31,161
Total interest expense	4,210	-	-	-	4,210
Net interest income	26,911	1	13,123	(13,084)	26,951
Provision for loan losses	2,125	-	-	-	2,125
Net interest income after provision for loan losses	24,786	1	13,123	(13,084)	24,826
Noninterest income	3,502	2,721	85	(9)	6,299
Noninterest expense	22,421	2,250	864	(9)	25,526
Undistributed net income of subsidiary	321	-	(7,813)	7,492	-
Income before income tax expense (benefit)	6,188	472	4,531	(5,592)	5,599
Income tax expense (benefit)	917	151	(91)	-	977
Net income of CB Financial Services Inc.	$5,271	$321	$4,622	$(5,592)	$4,622

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

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the Company’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include, but are not limited to, the following:

•	General and local economic conditions;
•	Changes in interest rates, deposit flows, demand for loans, real estate values and competition;
•	Competitive products and pricing;
•	The ability of our customers to make scheduled loan payments;
•	Loan delinquency rates and trends;
•	Our ability to manage the risks involved in our business;
•	Our ability to integrate the operations of businesses we acquire;
•	Inflation, market and monetary fluctuations;
•	Our ability to control costs and expenses;
•	Changes in federal and state legislation and regulation applicable to our business; and
•	Other factors disclosed in the Company’s periodic filings with the Securities and Exchange Commission.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2019, compared to the financial condition as of December 31, 2018 and the consolidated results of operations for the three and nine months ended September 30, 2019 and 2018.

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

Statement of Financial Condition Analysis

Assets. Total assets increased $46.6 million, or 3.6%, to $1.33 billion at September 30, 2019, from $1.28 billion at December 31, 2018.

•	Cash and due from banks increased $35.1 million, or 65.7%, to $88.4 million at September 30, 2019, compared to $53.4 million at December 31, 2018. This is primarily the result of an increase in deposits as well as investment security activity that was not fully repurposed through loan production due to unexpected loan payoffs.

•	Investment securities classified as available-for-sale decreased $7.9 million, or 3.5%, to $217.5 million at September 30, 2019, compared to $225.4 million at December 31, 2018. This was primarily the result of $64.0 million of security sales, repayments and calls partially offset by $50.2 million of purchases and an increase in market value of the portfolio. A portion of the portfolio was restructured in the current year to mitigate deteriorating investments-credit risk and to reinvest in higher yielding, longer-term investments as well as to mitigate call risk in a declining interest rate environment.

•	Net loans increased $19.1 million, or 2.1%, to $922.4 million at September 30, 2019, compared to $903.3 million at December 31, 2018. This was primarily due to net loan originations of $12.4 million in residential mortgage loans, $9.5 million in construction loans, and $7.1 million in commercial real estate loans, partially offset by a decrease of $10.1 million in consumer loans. Nonperforming loans, which includes nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructurings, increased $1.5 million to $7.8 million at September 30, 2019 primarily due to a $2.9 million commercial real estate loan that was placed on nonaccrual due to alleged fraudulent activity. Based on the most recent appraisal, the loan was not impaired and therefore, the Bank does not expect to incur a loss. This was partially offset by an $851,000 residential TDR payoff in-full. As a result, nonperforming loans to total loans ratio increased 15 basis points to 0.84% at September 30, 2019, compared to 0.69% at December 31, 2018.

Liabilities. Total liabilities increased $36.1 million, or 3.2%, to $1.18 billion at September 30, 2019 compared to $1.14 billion at December 31, 2018.

•	Total deposits increased $39.3 million, or 3.6%, to $1.13 billion at September 30, 2019, from $1.09 billion at December 31, 2018. There were increases of $12.2 million in NOW accounts, $10.9 million in demand deposits, $10.0 million in time deposits, $4.9 million in savings accounts, and $4.7 million in brokered deposits, partially offset by a decrease of $3.5 million in money market accounts. This increase is largely the result of cyclical tax deposits received on municipal demand deposit and NOW account as well as an increase in time deposits greater than $100,000. The Bank has been selective on offering promotional interest rates and continues to evaluate its rate structure in light of recent rate decreases by the Federal Reserve.

•	Short-term borrowings decreased $1.9 million, or 6.0%, to $29.1 million at September 30, 2019, compared to $31.0 million at December 31, 2018. At September 30, 2019 and December 31, 2018, short-term borrowings were comprised entirely of securities sold under agreements to repurchase. The decrease is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase.

•	Other borrowed funds decreased $3.0 million, due to a FHLB borrowing that matured in the current period.

Stockholders’ Equity. Stockholders’ equity increased $10.5 million, or 7.6%, to $148.1 million at September 30, 2019, compared to $137.6 million at December 31, 2018. Net income was $9.7 million for the nine months ended September 30, 2019. Book value per share was $27.26 , an increase of $1.93 , or 7.1%, at September 30, 2019, compared to $25.33 for December 31, 2018. The Company paid $3.9 million in dividends to stockholders and accumulated other comprehensive income increased $4.5 million primarily due to improved market interest rate conditions in the current period on the Bank’s available-for-sale debt securities.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Overview. Net income increased $1.5 million to $3.7 million for the three months ended September 30, 2019, compared to $2.3 million for the three months ended September 30, 2018. The quarterly results were mainly impacted by average period over period loan growth, which produced increased net interest income, and decreases in various noninterest expenses.

Net Interest Income. Net interest income increased $926,000, or 9.1%, to $11.1 million for the three months ended September 30, 2019, compared to $10.2 million for the three months ended September 30, 2018.

Interest and dividend income increased $1.3 million, or 11.3%, to $13.1 million for the three months ended September 30, 2019 compared to $11.8 million for the three months ended September 30, 2018.

•	Interest income on loans increased $940,000 for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Average net loans increased by $35.4 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018 primarily due to organic commercial and residential real estate loan growth which increased $30.3 million and $17.5 million respectively, and also contributed to an increase of 23 basis points in loan yield.

•	Interest income on taxable securities increased $303,000, mainly due to an increase of $16.0 million in the average balance and 40 basis points in yield in the current period. A portion of the portfolio was restructured in the current year to increase net yields.

•	Interest income on federal funds sold increased $103,000 and other interest and dividend income increased $102,000 due to an increase of $22.0 million in the average balance of other interest-earning assets primarily from increased deposits at correspondent banks. The Company is maintaining cash to support expected future loan demand.

•	Interest income on tax-exempt securities decreased $114,000 in the current period. This was due to lower yielding security calls and sales, which attributed to an average balance decrease of $19.3 million.

Interest expense increased $408,000, or 25.6%, to $2.0 million for the three months ended September 30, 2019, compared to $1.6 million for the three months ended September 30, 2018.

•	Interest expense on deposits increased $466,000 due to an increase in average interest-bearing deposits of $58.3 million combined with a 17 basis point increase in average cost. Average interest-bearing demand deposits increased $35.2 million driven by higher-cost municipal deposits, which increased average cost by 17 basis points. In addition, average time deposits increase $14.2 million primarily from time deposits with balances greater than $100,000 from special promotions, which increased average cost by 49 basis points.

•	Interest expense on other borrowed funds decreased $37,000 primarily due to a FHLB long-term borrowing that matured in the current period and was retired.

Average Balances and Yields. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21%. As such, amounts will not agree to income as reported in the consolidated financial statements. Average balances for loans are net of the allowance for loan losses, and include nonaccrual loans. Nonaccrual loans are included in average balances only. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	(Dollars in thousands) (Unaudited)
	Three Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (1)	Balance	Dividends	Cost (1)
Assets:
Interest-Earning Assets:
Loans, Net	$920,029	$11,015	4.75%	$884,623	$10,080	4.52%
Investment Securities
Taxable	194,240	1,505	3.10	178,284	1,202	2.70
Exempt From Federal Tax	27,592	246	3.57	46,901	394	3.36
Other Interest-Earning Assets	41,863	405	3.84	19,894	200	3.99
Total Interest-Earning Assets	1,183,724	13,171	4.41	1,129,702	11,876	4.17
Noninterest-Earning Assets	135,172			110,513
Total Assets	$1,318,896			$1,240,215

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$225,805	303	0.53%	$190,582	171	0.36%
Savings	216,923	118	0.22	206,513	143	0.27
Money Market	178,485	241	0.54	179,998	221	0.49
Time Deposits	224,483	1,202	2.12	210,302	863	1.63
Total Interest-Bearing Deposits	845,696	1,864	0.87	787,395	1,398	0.70

Borrowings	45,066	138	1.21	58,454	196	1.33
Total Interest-Bearing Liabilities	890,762	2,002	0.89	845,849	1,594	0.75

Noninterest-Bearing Demand Deposits	271,013			254,727
Other Liabilities	9,949			5,333
Total Liabilities	1,171,724			1,105,909

Stockholders' Equity	147,172			134,306
Total Liabilities and Stockholders' Equity	$1,318,896			$1,240,215

Net Interest Income		$11,169			$10,282

Net Interest Rate Spread (2)			3.52%			3.42%
Net Interest-Earning Assets (3)	$292,962			$283,853
Net Interest Margin (4)			3.74			3.61
Return on Average Assets			1.13			0.73
Return on Average Equity			10.10			6.77
Average Equity to Average Assets			11.16			10.83
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			132.89			133.56

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 21% for the three months ended September 30, 2019, and 2018, respectively.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21%. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	(Dollars in thousands) (Unaudited)
	Three Months Ended September 30, 2019
	Compared To
	Three Months Ended September 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest and Dividend Income:
Loans, net	$410	$525	$935
Investment Securities:
Taxable	115	188	303
Exempt From Federal Tax	(172)	24	(148)
Other Interest-Earning Assets	211	(6)	205
Total Interest-Earning Assets	564	731	1,295

Interest Expense:
Deposits	110	356	466
Borrowings	(41)	(17)	(58)
Total Interest-Bearing Liabilities	69	339	408
Change in Net Interest Income	$495	$392	$887

Provision for Loan Losses. The provision for loan losses was $175,000 for the three months ended September 30, 2019, compared to $25,000, for the three months ended September 30, 2018. Net charge-offs for the three months ended September 30, 2019 were $116,000, which included net-charge-offs of $113,000 on automobile loans, compared to $111,000 of net charge-offs for the three months ended September 30, 2018, which included $63,000 of net charge-offs on automobile loans. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses. While several unexpected commercial loan payoffs offset loan production in the current quarterly period and net charge-offs were comparable to the prior period, declining economic indicators triggered an adjustment to the qualitative factors, which was the primary driver of the current period provision. In addition, updated impairment analyses on two commercial real estate loans indicated improved market value of collateral and financial information resulting in a decrease in specific reserves. The minimal quarterly provision in the prior period was primarily due to loan payoffs mainly offsetting loan growth.

Noninterest Income. Noninterest income increased $111,000, or 5.3%, to $2.2 million for the three months ended September 30, 2019, compared to $2.1 million for the three months ended September 30, 2018.

•	In the prior period, the Company recognized a $74,000 net loss on the disposal of fixed assets due to the write-off of the leasehold improvements of the former Washington Business Center that was vacated on September 30, 2018.

•	Insurance commissions increased $65,000 due to increased direct bill personal lines and property and casualty commission and fee income as a result of the Beynon customer list acquisition partially offset by a decrease in contingency fees received. Contingency fees are commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses, policy cancellations and stop loss charges.

•	Other noninterest income increased $51,000 primarily due to decreased amortization of mortgage servicing rights on sold mortgages.

•	The change in fair value of equity securities portfolio resulted in a $60,000 decrease in income in the current period.

•	Service fees on deposit accounts decreased $55,000 due to decreased volume in ATM and Mastercard debit card fees and nonsufficient funds and overdraft fees in the current quarter.

Noninterest Expense. Noninterest expense decreased $875,000, or 9.3%, to $8.5 million for the three months ended September 30, 2019, compared to $9.4 million for the three months ended September 30, 2018.

•	Merger-related expense decreased $61,000 due to recognition of final merger costs in the prior period from the FWVB merger.

•	Occupancy decreased $258,000 primarily due to the lease termination of the former FWVB corporate center and former Washington Business Center as the Bank moved into the BPMCC in the prior period.

•	Equipment expense decreased $150,000 primarily due to fully depreciated items and a decrease in data processing and maintenance expenses.

•	Salaries and employee benefits decreased $80,000, primarily related to a decrease in commissions for producers of the insurance subsidiary.

•	The Federal Deposit Insurance Corporation (“FDIC”) assessment expense decreased $62,000 due to deposit insurance fund credits approved for banks with less than $10 billion in assets.

•	Other noninterest expense decreased $318,000 primarily due to other losses that were written off as a result of the FWVB merger as well as decreases in printing and office supplies and director-related restricted stock compensation expenses.

Income Tax Expense. Income taxes increased $308,000 to $884,000 for the three months ended September 30, 2019, compared to $576,000, for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 was 19.1%, compared to 20.1%, for the three months ended September 30, 2018. The increase in income taxes was due to an increase of $1.8 million in pre-tax income.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Overview. Net income increased $5.0 million, to $9.7 million for the nine months ended September 30, 2019 compared to $4.6 million for the nine months ended September 30, 2018. Results for the nine months ended September 30, 2019 were largely impacted by the full period effect of the FWVB merger that was completed on April 30, 2018.

Net Interest Income. Net interest income increased $5.3 million, or 19.6%, to $32.2 million for the nine months ended September 30, 2019, compared to $27.0 million for the nine months ended September 30, 2018.

Interest and dividend income increased $6.9 million, or 22.1%, to $38.1 million for the nine months ended September 30, 2019, compared to $31.2 million for the nine months ended September 30, 2018.

•	Interest income on loans increased $4.8 million due to an increase in average loans outstanding of $82.4 million, primarily commercial and residential real estate, and an increase of 31 basis points in loan yield.

•	Interest income on taxable securities increased $1.5 million in the current period. The average balance for taxable securities increased $55.1 million combined with an increase of 34 basis points in yield. A portion of the portfolio was restructured in the current year to increase net yields.

•	Other interest and dividend income increased $367,000 and interest income on federal funds sold increased $322,000 as a result of an increase of $32.0 million in deposits with correspondent banks in the current period.

•	Interest income on tax-exempt securities decreased $140,000 due to a decrease of $11.1 million in the average balance on securities exempt from federal tax. Despite the average balance decrease, there was an increase of 34 basis points in yield as a result of calls and sales of securities with lower prevailing yields. A portion of the portfolio was restructured in the current year to increase net yields and to mitigate call risk.

Interest expense increased $1.6 million, or 38.4%, to $5.8 million for the nine months ended September 30, 2019, compared to $4.2 million for the nine months ended September 30, 2018.

•	Interest expense on deposits increased $2.0 million due to an increase in average interest-bearing deposits of $145.5 million. The average cost of interest-bearing deposits increased 22 basis points in the current period driven by higher cost municipal and time deposits. Although recent market interest rate cuts have occurred, higher cost certificates of deposit will continue to impact interest expense until maturity.

•	Interest expense on short-term borrowings decreased $330,000 in the current period primarily due to retired FHLB overnight borrowings that had an average balance of $26.4 million.

•	Interest expense on other borrowed funds decreased $86,000 primarily due to maturity of a FHLB long-term borrowing that was retired.

Average Balances and Yields. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21%. As such, amounts will not agree to income as reported in the consolidated financial statements. Average balances for loans are net of the allowance for loan losses, and include nonaccrual loans. Nonaccrual loans are included in average balances only. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-Earning Assets:
Loans, Net	$908,198	$32,189	4.74%	$825,781	$27,374	4.43%
Investment Securities
Taxable	194,533	4,159	2.85	139,456	2,624	2.51
Exempt From Federal Tax	33,023	875	3.53	44,097	1,054	3.19
Other Interest-Earning Assets	47,004	1,097	3.12	14,980	408	3.64
Total Interest-Earning Assets	1,182,758	38,320	4.33	1,024,314	31,460	4.11
Noninterest-Earning Assets	120,291			86,168
Total Assets	$1,303,049			$1,110,482

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$217,762	872	0.54%	$162,210	412	0.34%
Savings	215,835	413	0.26	176,742	329	0.25
Money Market	180,494	778	0.58	159,225	541	0.45
Time Deposits	220,993	3,344	2.02	191,372	2,090	1.46
Total Interest-Bearing Deposits	835,084	5,407	0.87	689,549	3,372	0.65

Borrowings	47,887	421	1.18	77,236	838	1.45
Total Interest-Bearing Liabilities	882,971	5,828	0.88	766,785	4,210	0.73

Noninterest-Bearing Demand Deposits	267,155			224,883
Other Liabilities	9,601			4,764
Total Liabilities	1,159,727			996,432

Stockholders' Equity	143,322			114,050
Total Liabilities and Stockholders' Equity	$1,303,049			$1,110,482

Net interest income		$32,492			$27,250

Net Interest Rate Spread (2)			3.45%			3.38%
Net Interest-Earning Assets (3)	$299,787			$257,529
Net Interest Margin (4)			3.67			3.56
Return on Average Assets			0.99			0.56
Return on Average Equity			9.00			5.42
Average Equity to Average Assets			11.00			10.27
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities			133.95			133.59

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets. Interest income and yields are on a fully tax equivalent basis utilizing a marginal tax rate of 21% for the nine months ended September 30, 2019, and 2018, respectively.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21%. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30, 2019
	Compared To
	Nine Months Ended September 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and Dividend Income:
Loans, net	$2,821	$1,994	$4,815
Investment Securities:
Taxable	1,143	392	1,535
Exempt From Federal Tax	(283)	104	(179)
Other Interest-Earning Assets	755	(66)	689
Total Interest-Earning Assets	4,436	2,424	6,860

Interest Expense:
Deposits	753	1,282	2,035
Borrowings	(280)	(137)	(417)
Total Interest-Bearing Liabilities	473	1,145	1,618
Change in Net Interest Income	$3,963	$1,279	$5,242

Provision for Loan Losses. The provision for loan losses decreased $1.6 million, to $550,000, for the nine months ended September 30, 2019, compared to $2.1 million of provision for loan losses for the nine months ended September 30, 2018. Net charge-offs for the nine months ended September 30, 2019 were $358,000, which included $293,000 of net charge-offs on automobile loans, compared to net charge-offs of $1.6 million for the nine months ended September 30, 2018. The decrease in net charge-offs for the current period was due to charge-offs of $1.2 million for three commercial and industrial relationships in the first quarter of 2018. The provision for loan losses was impacted in the prior period due to the above-mentioned loan charge-offs and to appropriately reflect risk associated within the portfolio as of the nine months ended September 30, 2018. Additionally, updated appraisals on two commercial real estate loans indicated improved market value of collateral, along with improved borrower’s financial information, resulted in a decrease in specific reserves. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses with the possible need for additional provisions for loan losses.

Noninterest Income. Noninterest income increased $614,000, or 9.7%, to $6.9 million for the nine months ended September 30, 2019 compared to $6.3 million for the nine months ended September 30, 2018.

•	Insurance commissions increased $488,000 from Exchange Underwriters mainly due to the Beynon customer list acquisition in the prior year, which also increased contingency fees.

•	Service fees on deposit accounts increased $186,000 primarily due to volume-based increase in ATM and check card fees.

•	Net gains on sales of residential mortgage loans increased $84,000 primarily due to an increase in the number of loans originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program and a stabilization in mortgage rates. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset.

•	In the prior period, the Company recognized a $74,000 net loss on the disposal of fixed assets due to the write-off of the leasehold improvements of the former Washington Business Center that was vacated on September 30, 2018.

•	The change in fair value of equity securities portfolio resulted in a $50,000 increase in income.in the current period.

•	Other noninterest income increased $123,000 due to decreased amortization of mortgage servicing rights on sold mortgages and reduced student loan origination fees as a result of the student loan insurance company insolvency, and the discontinuing of student loan originations in the prior year.

•	Other commissions income decreased $375,000, due to prior period items including receipt of insurance proceeds from a claim on a bank-owned life insurance policy, recognition of an Assumable Rate Conversion loan referral fee, and liquidation of a partnership interest in the West Virginia Bankers Title Company, a legacy item from the FWVB merger.

Noninterest Expense. Noninterest expense increased $1.1 million, or 4.2%, to $26.6 million for the nine months ended September 30, 2019, compared to $25.5 million for the nine months ended September 30, 2018.

•	Salaries and employee benefits increased $1.0 million, primarily due to additional employees, salary increases, and employee group health insurance as a direct result of the FWVB merger.

•	Amortization of core deposit intangible increased $468,000 due to the core deposit intangible recorded for the FWVB merger.

•	Contracted services increased $362,000, due to the additional branch locations acquired in the FWVB merger.

•	Bankcard processing expense increased $204,000, due to an increase in volume of ATM and debit card transactions as a result of the FWVB merger.

•	PA shares tax expense increased $150,000 due to the increase in equity based on the FWVB merger.

•	OREO expense decreased $118,000, primarily due to recognized income for the leasing of mineral rights partially offset by expenses related to properties placed in OREO in the current period.

•	Equipment expense increased $89,000, primarily due to equipment purchases and new maintenance contracts related to the FWVB merger.

•	Advertising increased $64,000 related to the Bank’s expanded marketing initiatives in various media outlet and promotional items to promote the FWVB merger.

•	Although deposits increased $39.3 million in the current period, FDIC assessment expense only increased $7,000 due to deposit insurance fund credits approved for banks with less than $10 billion in assets.

•	Merger-related expenses decreased $854,000 due to the prior year merger.

•	Occupancy decreased $194,000 primarily due to the lease termination of the former FWVB corporate center and former Washington Business Center as the Bank moved into the BPMCC in the prior period. This partially offset by an increase in general occupancy expenses from addition of branches.

•	Other noninterest expense decreased $107,000, primarily due to charged-off of losses from fraudulent phishing transactions on customer accounts in the prior period, as well as a decrease in office supplies and dues and subscriptions partially offset by an increase in amortization related to the Exchange Underwriters acquisition of the Beynon customer list and increased telephone cost due to merger.

Income Tax Expense. Income taxes increased $1.4 million to $2.3 million for the nine months ended September 30, 2019, compared to $977,000 for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was 19.6% compared to 17.4% for the nine months ended September 30, 2018. The increase in income taxes was related to an increase of $6.4 million in pre-tax income. The increase in the current period effective tax rate was due to the prior period recognition of the one-time income on a bank-owned life insurance claim of approximately $421,000, which was a discrete tax item for the first quarter of 2018. In addition, there was a decrease in income on securities exempt from federal income tax.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 11 in the Notes to Consolidated Financial Statements for a summary of commitments outstanding as of September 30, 2019.

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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at September 30, 2019 to satisfy its short- and long-term liquidity needs.

The Company’s most liquid assets are cash and due from banks, which totaled $88.4 million at September 30, 2019. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $45.9 million at September 30, 2019. In addition, at September 30, 2019, the Company had the ability to borrow up to $369.1 million from the FHLB of Pittsburgh, of which $36.4 million was utilized toward standby letters of credit. The Company also has the ability to borrow up to $99.7 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of both September 30, 2019 and December 31, 2018.

At September 30, 2019, time deposits due within one year of that date totaled $88.2 million, or 39.2% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At September 30, 2019, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $3.1 million.

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

At September 30, 2019 and December 31, 2018, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	(Dollars in thousands)
	September 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to risk weighted assets)
Actual	$103,438	11.97%	$96,985	11.44%
For Capital Adequacy Purposes	38,898	4.50	38,137	4.50
To Be Well Capitalized	56,186	6.50	55,086	6.50

Tier 1 Capital (to risk weighted assets)
Actual	103,438	11.97	96,985	11.44
For Capital Adequacy Purposes	51,864	6.00	50,849	6.00
To Be Well Capitalized	69,152	8.00	67,799	8.00

Total Capital (to risk weighted assets)
Actual	113,188	13.09	106,543	12.57
For Capital Adequacy Purposes	69,152	8.00	67,799	8.00
To Be Well Capitalized	86,440	10.00	84,748	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	103,438	8.09	96,985	7.82
For Capital Adequacy Purposes	51,169	4.00	49,637	4.00
To Be Well Capitalized	63,962	5.00	62,046	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of September 30, 2019, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2018, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, management concluded as of September 30, 2019, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the following:

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

Also, the material weakness in our internal control over financial reporting discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 18, 2019 continues to exist as of September 30, 2019.

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

(b)	Changes to Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, the Company made the following changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act in order to remediate the above material weaknesses:

•	implementation of recruitment for experienced accounting staff;
•	athorough review of the finance and loan departments to ensure that the areas of responsibilities are properly matched to the staff competencies and that the lines of communication and processes are as effective as possible;
•	a thorough review of the processes and procedures used in the Company’s loan classification; and
•	development of a standardized method for the review of loan disclosures.

The Company previously filed a Form 8-K on May 24, 2019 discussing the transition at the CFO role and during the quarter-ended September 30, 2019, the Company hired a Senior Vice President that has accreditation as a Certified Public Accountant (“CPA”) with extensive SEC reporting experience. The remaining changes are being evaluated in conjunction with the implementation of Section 404 of Sarbanes Oxley, assessment and documentation of internal controls. The Company’s independent auditors will test the internal controls and procedures in place by year-end and the Company’s independent public accounting firm will provide an attestation report on the Company’s internal control over financial reporting for the year ending December 31, 2019.

Management believes the measures described above strengthen its internal control over financial reporting and will remediate the control deficiencies the Company has identified. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on September 13, 2014 (File No. 333-196749))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on September 13, 2014 (File No. 333-196749))
31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	November 6, 2019	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	November 6, 2019	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)