Form 10-K
period 2019-12-31
CB Financial Services, Inc.
filed 2020-03-11
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2019, as reported by the Nasdaq Global Market, was approximately $118.6 million.

As of March 6, 2020, the number of shares outstanding of the Registrant’s Common Stock was 5,405,656.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2020 Annual Meeting of Stockholders of the Registrant (Part III)

PART I

ITEM 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	exploration and drilling of natural gas reserves in our market area may be affected by federal, state and local laws and regulations affecting production, permitting, environmental protection and other matters, which could materially and adversely affect our customers, loan and deposit volume, and asset quality;

•	our customers who depend on the exploration and drilling of natural gas reserves may be materially and adversely affected by decreases in the market prices for natural gas;

•	adverse changes in the financial industry, securities, credit, and national and local real estate markets (including real estate values);

•	significant increases in our loan losses, including our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our ability to successfully integrate the operations of businesses we have acquired;

•	our success in increasing our commercial real estate and commercial business lending;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	our ability to maintain/improve our asset quality even as we increase our commercial real estate and commercial business lending;

•	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	technological changes that may be more difficult or expensive than expected;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our interest-earning assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to attract and retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of preventing or detecting cybersecurity attacks on customer credentials, developing multiple layers of security controls that defend against malicious use of customer internet-based products and services of Community Bank, and our business continuity plan to recover from a malware or other cybersecurity attack;

•	the ability of key third-party service providers to perform their obligations to us; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the expected results indicated by these forward-looking statements.

In this Report, the terms “we,” “our,” and “us” refer to CB Financial Services, Inc., and Community Bank, unless the context indicates another meaning. In addition, we sometimes refer to CB Financial Services, Inc., as “CB,” or the “Company” and to Community Bank as the “Bank.”

CB Financial Services, Inc.

CB Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is a bank holding company headquartered in Carmichaels, Pennsylvania. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CBFV.” The Company conducts its operations primarily through its wholly owned subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. At December 31, 2019, the Company, on a consolidated basis, had total assets of $1.3 billion, total deposits of $1.1 billion and stockholders’ equity of $151.6 million.

Copies of the reports the Company files electronically with the Securities and Exchange Commission (the “SEC”) are available free of charge through the SEC’s website address at https://www.sec.gov and through the Bank’s website address at https://www.communitybank.tv.

Community Bank

Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank is a community-oriented institution that conducts its business from its main office and 23 branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania; Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia; and one office in Belmont County in Ohio by offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. In addition, the Bank is the sole shareholder of Exchange Underwriters, Inc. ("Exchange Underwriters" or “EU”), a wholly-owned subsidiary that is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products.

The Bank was originally chartered in 1901 as The First National Bank of Carmichaels. In 1987, the Bank changed its name to Community Bank, National Association. In December 2006, the Bank completed a charter conversion from a national bank to a Pennsylvania-chartered commercial bank wholly-owned by the Company. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our principal executive office is located at 100 North Market Street, Carmichaels, Pennsylvania, and our telephone number at that address is (724) 966-5041. Our website address is https://www.communitybank.tv. Information on this website is not and should not be considered to be a part of this Report.

Merger

Effective April 30, 2018, the Company completed its merger with First West Virginia Bancorp (“FWVB”), the holding company for Progressive Bank, N.A. (“PB”), a national association. The FWVB merger enhanced the Bank’s exposure into the core of the Tri-State region with the addition of seven branches in West Virginia and one branch in Eastern Ohio. The FWVB merger value was approximately $51.3 million. In connection with the FWVB merger, the Company issued 1,317,647 shares of common stock based on the Company’s closing stock price on April 30, 2018, of $31.9068, and paid cash consideration of $9.8 million in exchange for all the outstanding shares of FWVB common stock.

As of the date of merger, FWVB had approximately $334.0 million of assets, $96.8 million of loans, and $282.9 million of deposits held across a network of 8 branches. After the merger, the Company stockholders and FWVB stockholders owned approximately 76% and 24% of the combined company, respectively.

The merger was accounted for as an acquisition in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") Topic 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. To the extent we do not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we engaged third-party valuation specialists to assist us in determining such values. The results of the fair value evaluation generated goodwill and intangible assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual obligations or other legal rights.

The assets acquired and liabilities assumed of FWVB were recorded on the Company’s Consolidated Statement of Financial Condition at their estimated fair values as of April 30, 2018. Based on a purchase price allocation, the Company recorded $23.5 million in goodwill and $9.1 million in core deposit intangibles related to FWVB acquisition.

Market Area

The Company’s southwestern Pennsylvania market area consists of Greene, Allegheny, Washington, Fayette and Westmoreland Counties. Our branches located in Allegheny, Washington, Fayette, and Westmoreland Counties are in the southern suburban area of metropolitan Pittsburgh. Our acquired branches from the FWVB merger extend the Company’s market area into West Virginia with seven branch locations in Brooke, Marshall, Ohio, Upshur and Wetzel Counties; and one branch location in Belmont County in eastern Ohio. The following table sets forth certain economic statistics for our market area.

	Population (1)	Unemployment Rate (2)	Average Annual Wage (3)
Pennsylvania	12,807,060	4.6	$55,640
Allegheny	1,218,452	4.2	60,736
Fayette	130,441	7.0	41,236
Greene	36,506	5.7	55,432
Washington	207,346	4.9	54,600
Westmoreland	350,611	4.8	45,240

West Virginia	1,805,832	5.0	46,228
Brooke	22,203	5.4	43,940
Marshall	30,785	6.5	68,276
Ohio	41,755	4.3	43,316
Upshur	24,415	6.5	40,144
Wetzel	15,270	7.9	40,248

Ohio	11,689,442	3.8	50,180
Belmont	67,505	5.8	40,820

(1)	Based on the latest data published by the U.S. Census Bureau (July 2018)

(2)	Based on the latest data published by the U.S. Bureau of Labor Statistics (December 2019)

(3)	Based on the latest data published by the U.S. Bureau of Labor Statistics (Second Quarter 2019)

The market area has been impacted by the energy industry through the extraction of untapped natural gas reserves in the Marcellus Shale Formation. The Marcellus Shale Formation extends throughout much of the Appalachian Basin and most of Pennsylvania, West Virginia and Eastern Ohio and is located near high-demand markets along the East Coast. The proximity to these markets makes it an attractive target for energy development and has resulted in significant job creation through the development of gas wells and transportation of gas. Greene County is a significantly more rural county compared to the counties in which we have our other branches.

Competition

We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from other commercial banks, savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. The Company faces additional competition for deposits from online financial institutions and non-depository competitors, such as the mutual fund industry, securities and brokerage firms, and insurance companies. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania; Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia; and Belmont County in eastern Ohio. As of June 30, 2019, our FDIC-insured deposit market share in the counties we serve, out of 58 bank and thrift institutions, was 0.75%. Such data does not reflect deposits held by credit unions.

The competition for real estate and other loans comes principally from other commercial banks, mortgage banking companies, government-sponsored entities, savings banks and savings associations. This competition for loans has increased substantially in recent years. We compete for loans primarily through the interest rates, prepayment penalties, and loan fees we charge and the efficiency and quality of services we provide to borrowers. Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

Lending Activities

General. Our principal lending activity has been the origination in our local market area of residential one- to four-family, commercial real estate, construction, commercial and industrial, and consumer loans. At December 31, 2019, our net loans receivable totaled $942.6 million compared to $903.3 million at December 31, 2018. Our overall net loan growth was $39.3 million, or 4.4%.

Loan Portfolio Composition. The Company primarily originates residential real estate, commercial real estate, construction, commercial and industrial, consumer and other loans. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated. When the Company sells loans, the loans are sold immediately upon origination. Therefore, the Company did not have loans held for sale at any of the dates indicated below.

	(Dollars in thousands)
	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate:
Residential	$347,766	36.5%	$326,769	35.9%	$273,438	36.7%	$271,588	39.8%	$273,227	40.0%
Commercial	351,360	37.0	307,064	33.6	209,037	28.1	201,010	29.5	203,020	29.7
Construction	35,605	3.7	48,824	5.3	36,149	4.9	10,646	1.6	21,213	3.1
Commercial and Industrial	85,586	9.0	91,463	10.0	107,835	14.5	80,812	11.9	77,147	11.3
Consumer	113,637	11.9	122,241	13.4	114,557	15.4	114,204	16.7	104,155	15.2
Other	18,542	1.9	16,511	1.8	3,376	0.4	3,637	0.5	4,592	0.7
Total Loans	952,496	100.0%	912,872	100.0%	744,392	100.0%	681,897	100.0%	683,354	100.0%
Allowance for
Loan Losses	(9,867)		(9,558)		(8,796)		(7,803)		(6,490)
Loans, Net	$942,629		$903,314		$735,596		$674,094		$676,864

Residential Real Estate Loans. Residential real estate loans are comprised of loans secured by one- to four-family residential properties. Included in residential real estate loans are traditional one- to four-family mortgage loans, home equity installment loans, and home equity lines of credit. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. At December 31, 2019, $347.8 million, or 36.5%, of our total loan portfolio was invested in residential loans.

One- to Four-Family Mortgage Loans. Historically our primary lending activity has been the origination of fixed-rate, one- to four-family, owner-occupied, residential mortgage loans with terms up to 30 years secured by property located in our market area. At December 31, 2019, one- to four-family mortgage loans totaled $246.1 million. Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which, for 2019, is typically $484,350 for single-family homes, except in certain high-cost areas in the United States. At December 31, 2019, one- to four-family residential mortgage loans with principal balances in excess of $484,350, commonly referred to as jumbo loans, totaled $27.4 million. Our mortgage loans amortize monthly with principal and interest due each month. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without a prepayment penalty.

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

Fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more are originated for resale to the secondary market. During the years ended December 31, 2019 and 2018, we originated $10.7 and $10.3 million of fixed-rate residential mortgage loans, respectively, which were subsequently sold in the secondary mortgage market.

The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $35.5 million at December 31, 2019. Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

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

Home Equity Loans. At December 31, 2019, home equity loans totaled $101.7 million. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 85% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates, which we determine based upon market conditions. Such loans are fully amortized over the life of the loan. Generally, the maximum term for home equity loans is 20 years.

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

We primarily originate home equity loans secured by first lien mortgages. Home equity loans in a junior lien position totaled $13.4 million at December 31, 2019 and entail greater risks than one- to four-family residential mortgage loans or home equity loans secured by first lien mortgages. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage or depreciation in the value of the property or loss of equity to the first lien position. Further, home equity loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans in the event of a default.

Commercial Real Estate Loans. We originate commercial real estate loans that are secured primarily by improved properties, such as retail facilities, office buildings and other non-residential buildings as well as multifamily properties. At December 31, 2019, $351.4 million, or 37.0% of our total loan portfolio, consisted of commercial real estate loans.

Our commercial real estate loans generally have adjustable interest rates with terms of up to 15 years and amortization periods up to 25 years. The adjustable rate loans are typically fixed for the first five years and adjust every five years thereafter. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% to 80% of the lower of cost or appraised value of the property securing the loan.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows and debt service coverage, credit history and management expertise, as well as the value and condition of the property, securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with the Bank and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, and the ratio of the loan amount to the appraised value of the property. We generally will not lend to High Volatility Commercial Real Estate (HVCRE) projects. All commercial real estate loans are appraised by outside independent state certified general appraisers. Personal guarantees are generally obtained from the principals of commercial real estate loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt-service ratio associated with the loan. The Bank requires property and casualty insurance and flood insurance if the property is in a flood zone area.

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

Construction Loans. We originate construction loans to individuals to finance the construction of residential dwellings and also originate loans for the construction of commercial properties, including hotels, apartment buildings, housing developments, and owner-occupied properties used for businesses. At December 31, 2019, $35.6 million, or 3.7% of our total loan portfolio, consisted of construction loans. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on both residential and commercial construction. Before making a commitment to fund a construction loan, we require a pro forma appraisal of the property, as completed by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. We typically do not lend to developers unless they maintain a 15% cash equity position in the project.

Commercial and Industrial Loans. We originate commercial and industrial loans and lines of credit to borrowers located in our market area that are generally secured by collateral other than real estate, such as equipment, accounts receivable, inventory, and other business assets. At December 31, 2019, $85.6 million, or 9.0% of our total loan portfolio, consisted of commercial and industrial loans. The loans generally have terms of maturity from five to seven years with adjustable interest rates tied to the prime rate, LIBOR or the weekly average of the FHLB of Pittsburgh three- to ten-year fixed rates. We generally obtain personal guarantees from the borrower or a third party as a condition to originating the loan. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default because their repayment is generally dependent on the successful operation of the borrower’s business.

Our underwriting standards for commercial business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the applicant’s business. We assess the financial strength of each applicant through the review of financial statements and tax returns provided by the applicant. The creditworthiness of an applicant is derived from a review of credit reports as well as a search of public records. We periodically review business loans following origination. We request financial statements at least annually and review them for substantial deviations or changes that might affect repayment of the loan. Our loan officers may also visit the premises of borrowers to observe the business premises, facilities, and personnel and to inspect the pledged collateral. Lines of credit secured with accounts receivable and inventory typically require that the customer provide a monthly borrowing base certificate that is reviewed prior to each draw request. Underwriting standards for business loans are different for each type of loan depending on the financial strength of the applicant and the value of collateral offered as security. All commercial loans are assigned a risk rating, which is reviewed internally, as well as by independent loan review professionals, annually.

Consumer Loans. We originate consumer loans that primarily consist of indirect auto loans and, to a lesser extent, secured and unsecured loans and lines of credit. As of December 31, 2019, consumer loans totaled $113.6 million, or 11.9%, of our total loan portfolio, of which $105.2 million were indirect auto loans. Consumer loans are generally offered on a fixed-rate basis. Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Indirect auto loans are loans that are sold by auto dealerships to third parties, such as banks or other types of lenders. We work with various auto dealers throughout our lending area. The dealer collects information from the applicant and transmits it to us electronically for review, where we can either accept or reject the applicant without ever meeting the applicant. If the Bank approves the applicant’s request for financing, the Bank purchases the dealership-originated installment sales contract and is known as the holder in due course that is entitled to receive principal and interest payments from a borrower. As compensation for generating the loan, a portion of the rate is advanced to the dealer and accrued in a prepaid dealer reserve account. As a result, the Bank’s yield is below the contractual interest rate because the Bank must wait for the stream of loan payments to be repaid. The Bank will receive a pro rata refund of the amount prepaid to the dealer only if the loan prepays within the first six months or if the collateral for the loan is repossessed. The Bank is responsible for pursuing repossession if the borrower defaults on payments.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Consumer loans consist primarily of indirect automobile loans whereby a portion of the rate is prepaid to the dealer and accrued in a prepaid dealer reserve account. Therefore, the true yield for the portfolio is significantly less than the note rate disclosed below.

	(Dollars in thousands)
	Real Estate						Commercial
	Residential		Commercial		Construction		and Industrial
		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2020	$18,785	5.04%	$9,555	4.82%	$4,828	5.47%	$30,153	4.25%
2021	1,162	4.48	6,984	4.37	1,785	5.36	6,182	4.32
2022	1,637	4.69	3,083	4.84	2,454	4.72	6,731	4.73
2023 to 2024	4,551	4.86	28,237	4.96	6,826	4.37	16,906	4.56
2025 to 2029	39,108	4.09	170,570	4.69	9,998	4.49	14,603	3.75
2030 to 2034	70,995	4.33	107,369	4.70	2,835	4.94	2,624	4.12
2035 and Beyond	211,528	4.20	25,562	4.48	6,879	4.19	8,387	3.49
Total	$347,766	4.27	$351,360	4.70	$35,605	4.64	$85,586	4.19

	Consumer		Other		Total
		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate
2020	$6,719	6.02%	$561	3.77%	$70,601	4.78%
2021	8,830	4.07	92	3.62	25,035	4.32
2022	21,017	4.17	114	3.21	35,036	4.41
2023 to 2024	51,383	4.69	740	4.49	108,643	4.72
2025 to 2029	23,536	5.17	1,234	3.85	259,049	4.58
2030 to 2034	–	–	12,488	2.69	196,311	4.43
2035 and Beyond	2,152	6.81	3,313	4.10	257,821	4.20
Total	$113,637	4.76	$18,542	3.13	$952,496	4.47

The following table sets forth at December 31, 2019, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2020.

	(Dollars in thousands)
	Due After December 31, 2020
	Fixed	Adjustable	Total
Real Estate:
Residential	$290,478	$38,503	$328,981
Commercial	159,955	181,850	341,805
Construction	19,796	10,981	30,777
Commercial and Industrial	42,600	12,833	55,433
Consumer	106,784	134	106,918
Other	14,112	3,869	17,981
Total loans	$633,725	$248,170	$881,895

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors (the “Board”). In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. The Bank’s loan approval policies and limits are also established by its Board. All loans originated by the Bank are subject to its underwriting guidelines. Loan approval authorities vary based on loan size in the aggregate. Individual officer loan approval authority generally applies to loans of up to $500,000. Loans above that amount and up to $2.0 million may be approved by the Loan Committee. Loans between $2.0 million and $5.0 million may be approved by the Discount Committee, which includes five directors of the Bank. Loans in the aggregate over $5.0 million must be approved by the Board.

Delinquencies and Classified Assets

When a borrower fails to remit a required loan payment, a courtesy notice is sent to the borrower prior to the end of their appropriate grace period stressing the importance of paying the loan current. If a payment is not paid within the appropriate grace period, then a late notice is mailed. In addition, telephone calls are made and additional letters may be sent. Collection efforts continue until it is determined that the debt is uncollectable.

For loans secured by real estate, a Homeownership Counseling Notice is mailed when the loan is 45 days delinquent. In Pennsylvania, an Act 91 Notice is mailed to the borrower stating that they have 33 days to cure the default before foreclosure is initiated. In West Virginia, a Notice of Default is mailed and in Ohio, a demand letter is mailed when a loan is 60 days delinquent. When a loan becomes 90 or more days delinquent, it is forwarded to the Bank’s attorney to pursue other remedies. An official mortgage foreclosure complaint typically occurs at 120 days delinquent. In the event collection efforts have not succeeded, the property will proceed to a Sheriff Sale to be sold.

For commercial loans, the borrower is contacted in an attempt to reestablish the loan to current payment status and ensure timely payments continue. Collection efforts continue until the loan is 60 days past due, at which time demand payment, default, and/or foreclosure procedures are initiated. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Nonperforming Assets and Delinquent Loans. The Company reviews its loans on a regular basis and generally places loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest, principal or both. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Loans that are 90 days or more past due may still accrue interest if they are well secured and in the process of collection. Payments received on nonaccrual loans are applied against principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and current and future payments are reasonably assured.

Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision, with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off. At December 31, 2019, we had $222,000 of loans 90 days or more past due that were still accruing interest. Nonperforming assets decreased $1.6 million to $5.6 million at December 31, 2019, compared to $7.2 million at December 31, 2018. The decrease in the level of nonperforming assets was primarily due to an $851,000 full payoff of a residential troubled debt restructuring and disposition of other real estate owned properties.

Management believes the volume of nonperforming assets can be partially attributed to unique borrower circumstances as well as the economy in general. We have an experienced chief credit officer, collections and credit departments that monitor the loan portfolio and seek to prevent any deterioration of asset quality.

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2019, we owned $245,000 of property classified as real estate owned.

Nonperforming Assets. The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. Included in nonperforming loans and assets are troubled debt restructurings, which are loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties.

	(Dollars in Thousands)
	December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans:
Real Estate:
Residential	$1,817	$2,154	$1,423	$1,873	$2,187
Commercial	234	-	288	420	3,862
Construction	-	-	43	107	230
Commercial and Industrial	740	1,044	2,095	1,829	42
Consumer	110	83	71	160	14
Total Nonaccrual Loans	2,901	3,281	3,920	4,389	6,335

Accruing loans past due 90 days or more:
Real Estate:
Residential	196	324	142	343	193
Consumer	26	3	26	8	-
Total Accruing Loans 90 Days or More Past Due	222	327	168	351	193
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	3,123	3,608	4,088	4,740	6,528

Troubled Debt Restructurings, Accruing
Real Estate
Residential	511	1,238	1,287	1,299	1,296
Commercial	1,648	1,313	1,697	1,985	2,863
Commercial and Industrial	100	154	178	399	7
Other	-	-	1	4	-
Total Troubled Debt Restructurings, Accruing	2,259	2,705	3,163	3,687	4,166

Total Nonperforming Loans	5,382	6,313	7,251	8,427	10,694

Real Estate Owned:
Residential	53	46	152	-	138
Commercial	192	871	174	174	174
Total Real Estate Owned	245	917	326	174	312

Total Nonperforming Assets	$5,627	$7,230	$7,577	$8,601	$11,006

Nonperforming Loans to Total Loans	0.57%	0.69%	0.97%	1.24%	1.56%
Nonperforming Assets to Total Assets	0.43	0.56	0.81	1.02	1.32

For the year ended December 31, 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $74,000. For the year ended December 31, 2019, interest income recorded on nonaccrual loans and accruing troubled debt restructurings was $131,000.

At December 31, 2019, we had no loans that were not classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

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

The Company uses an eight-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are not considered criticized and are aggregated as “pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as loss are considered uncollectable and of such little value that continuance as an asset is not warranted.

As part of the periodic exams of the Bank by the FDIC and the Pennsylvania Department of Banking and Securities, the staff of such agencies reviews our classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. The following table shows the principal amount of special mention and classified loans at December 31, 2019 and 2018.

	(Dollars in thousands)
	December 31,
	2019	2018
	Total	Total
Special Mention	$24,585	$26,021
Substandard	7,383	3,396
Doubtful	719	2,238
Loss	-	-
Total	$32,687	$31,655

The total amount of special mention and classified loans increased $1.0 million, or 3.2%, to $32.7 million at December 31, 2019, compared to $31.7 million at December 31, 2018. While special mention loans remained relatively consistent, the increase in substandard loans was partially due to relationship downgrades from annual loan reviews that noted declining financial condition as well as due to upgrade of doubtful loans from improved financial condition.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance based on losses in the current loan portfolio, which includes an assessment of economic conditions, changes in the nature and volume of the loan portfolio, loan loss experience, volume and severity of past due, classified and nonaccrual loans as well as other loan modifications, quality of the Company’s loan review system, the degree of oversight by the Company’s Board, existence and effect of any concentrations of credit and changes in the level of such concentrations, effect of external factors, such as competition and legal and regulatory requirements and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. Additions are made to the allowance through periodic provisions charged to income and recovery of principal and interest on loans previously charged-off. Losses of principal are charged directly to the allowance when a loss occurs or when a determination is made that the specific loss is probable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance through a charge to the provision for loan losses. Any reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in the allowance for loan losses on the consolidated Statement of Condition.

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

This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered non-accrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exists, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated. Troubled Debt Restructuring (TDR) loans are generally considered impaired loans until such loans are performing in accordance with their modified terms. Once a TDR loan establishes a consistent payment history under the modified terms, then it is considered to return to accrual status. A consistent payment history is generally demonstrated by payment under the modified terms for a period of least six consecutive months. The general component covers pools of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans. An unallocated component is maintained to cover uncertainties that could affect the Company’s estimate of probable losses. Generally, management considers all nonaccrual and TDR loans and certain renegotiated debt, when it exists, for impairment. The maximum period without payment that typically can occur before a loan is considered for impairment is 90 days. The past due status of loans receivable is determined based on contractual due dates for loan payments.

The allowance for loan losses increased $309,000, or 3.2%, to $9.9 million at December 31, 2019, compared to $9.6 million at December 31, 2018, primarily due to portfolio loan growth. Allowance for loan losses to total loans decreased 1 basis point to 1.04% at December 31, 2019 compared to 1.05% at December 31, 2018. Net charge-offs were $416,000 during 2019 compared to $1.8 million during 2018, which were primarily due to charge-offs of $1.2 million for three commercial and industrial relationships. The allowance for loan losses to nonperforming loans ratio increased to 183.33% at December 31, 2019, compared to 151.40% at December 31, 2018, primarily due to a $931,000 decrease in nonperforming loans.

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

	(Dollars in Thousands)
	Years Ended December 31,
	2019	2018	2017	2016	2015
Balance at beginning of year	$9,558	$8,796	$7,803	$6,490	$5,195
Provision for loan losses	725	2,525	1,870	2,040	2,005
Charge-offs:
Real estate:
Residential	(96)	(64)	(131)	(48)	(220)
Commercial	-	-	(132)	(191)	(309)
Construction	-	-	-	-	-
Commercial and Industrial	(16)	(1,456)	-	-	-
Consumer	(609)	(597)	(919)	(724)	(387)
Other	-	-	-	(49)	-
Total Charge-offs	(721)	(2,117)	(1,182)	(1,012)	(916)

Recoveries:
Real estate:
Residential	12	28	62	17	63
Commercial	73	168	3	98	14
Construction	-	-	-	-	-
Commercial and Industrial	85	5	37	-	10
Consumer	135	153	203	147	119
Other	-	-	-	23	-
Total Recoveries	305	354	305	285	206
Net charge-offs	(416)	(1,763)	(877)	(727)	(710)
Balance at end of year	$9,867	$9,558	$8,796	$7,803	$6,490

Allowance for loan losses to nonperforming loans	183.33%	151.40%	121.31%	92.60%	60.69%
Allowance for loan losses to total loans	1.04	1.05	1.18	1.14	0.95
Net charge-offs to average loans	0.05	0.21	0.13	0.11	0.11

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

	(Dollars in thousands)
	December 31,
	2019		2018		2017		2016		2015
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
Real Estate:
Residential	$2,023	36.5%	$1,050	35.9%	$891	36.7%	$1,106	39.8%	$1,623	40.0%
Commercial	3,210	37.0	2,693	33.6	2,289	28.1	2,307	29.5	2,045	29.7
Construction	285	3.7	395	5.3	276	4.9	65	1.6	137	3.1
Commercial and Industrial	2,412	9.0	2,807	10.0	2,544	14.5	1,699	11.9	784	11.3
Consumer	1,417	11.9	2,027	13.4	2,358	15.4	2,463	16.7	1,887	15.2
Other	-	1.9	-	1.8	-	0.4	-	0.5	-	0.7
Total Allocated Allowance	9,347	100.0	8,972	100.0	8,358	100.0	7,640	100.0	6,476	100.0
Unallocated	520	-	586	-	438	-	163	-	14	-
Total Allowance for Loan Losses	$9,867	100%	$9,558	100.0%	$8,796	100.0%	$7,803	100.0%	$6,490	100.0%

(1)	Represents percentage of loans in each category to total loans

Investment Activities

General. The Company’s investment policy is established by its Board. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with the Company’s interest rate risk management strategy.

Our current investment policy permits us to invest in U.S. treasuries, federal agency securities, mortgage-backed securities, investment grade corporate bonds, municipal bonds, short-term instruments, and other securities. The investment policy also permits investments in certificates of deposit, securities purchased under an agreement to resell, banker’s acceptances, commercial paper and federal funds. Our current investment policy generally does not permit investment in stripped mortgage-backed securities, short sales, derivatives, or other high-risk securities. Federal and Pennsylvania state laws generally limit our investment activities to those permissible for a national bank.

The accounting rules require that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. Our entire portfolio is designated as available-for-sale.

The portfolio consists primarily of U.S. government and agency securities, municipal bonds, and mortgage-backed securities. We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2019, we had no investment securities that were deemed to be other than temporarily impaired.

We also invest in marketable equity securities, which consist primarily of mutual funds and a portfolio of bank stocks. This portfolio is valued at fair value with changes in market price recognized through noninterest income.

We maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short-term demand for funds to be used in our loan originations and other activities.

U.S. Government and Agency Securities. At December 31, 2019, we held U.S. Government and agency securities with a fair value of $48.1 million compared to $80.6 million at December 31, 2018. At December 31, 2019, these securities had an average expected life of 2.3 years. While these securities generally provide lower yields than other investments, such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity and pledging purposes, as collateral for borrowings, and for prepayment protection.

Municipal Bonds. At December 31, 2019, we held available-for-sale municipal bonds with a fair value of $25.8 million compared to $44.6 million at December 31, 2018. 60% of our municipal bonds are issued by local municipalities or school districts located in Pennsylvania. Municipal bonds may be general obligation of the issuer or secured by specific revenues. The majority of our municipal bonds are general obligation bonds, which are backed by the full faith and credit of the municipality, paid off with funds from taxes and other fees, and have ratings (when available) of A or above. We also invest in a limited amount of special revenue municipal bonds, which are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building.

Mortgage-Backed Securities. We invest in mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by the United States government or government-sponsored enterprises. These securities, which consist of MBS’s issued by Ginnie Mae, Fannie Mae and Freddie Mac, had an amortized cost of $118.3 million and $97.5 million at December 31, 2019 and 2018, respectively. The fair value of our MBS portfolio was $120.8 million and $97.8 million at December 31, 2019 and 2018, respectively. At December 31, 2019, all MBS’s had fixed rates of interest.

MBS’s are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. CMO’s generally are a specific class of MBS’s that are divided based on risk assessments and maturity dates. These mortgage classes are pooled into a special purpose entity, where tranches are created and sold to investors. Investors in a CMO are purchasing bonds issued by the entity, and then receive payments based on the income derived from the pooled mortgages. The various pools are divided into tranches are then securitized and sold to the investor. MBS’s typically represent a participation interest in a pool of one- to four-family or multifamily mortgages, although we invest primarily in MBS’s backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors. Some security pools are guaranteed as to payment of principal and interest to investors. MBS’s generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, MBS’s are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, MBS’s may be used to collateralize our specific liabilities and obligations. Finally, MBS’s are assigned lower risk-weightings for purposes of calculating our risk-based capital level.

Investments in MBS’s involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may result in adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. Investment securities do not include FHLB of Pittsburgh and Atlantic Community Bankers’ Bank stock totaling $3.7 million, $3.9 million, and $4.3 million at December 31, 2019, 2018 and 2017, respectively.

	(dollars in thousands)
	December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale
Debt Securities
U.S. Government Agencies	$47,993	$48,056	$82,506	$80,579	$67,603	$65,888
Obligations of States and Political Subdivisions	25,026	25,843	44,737	44,601	38,867	38,988
Mortgage-Backed Securities - Government-Sponsored Enterprises	118,282	120,776	97,535	97,771	17,123	16,978
Total Debt Securities	191,301	194,675	224,778	222,951	123,593	121,854

Marketable Equity Securities
Mutual Funds		997		968		503
Other		1,713		1,490		1,226
Total Marketable Equity Securities		2,710		2,458		1,729
Total Securities Available-for-Sale		$197,385		$225,409		$123,583

Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at December 31, 2019, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	(Dollars in thousands)
			More than One Year		More Than Five Years
	One Year or Less		Through Five Years		Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Government Agencies	$-	-%	$43,047	2.06%	$5,009	3.04%	$-	-%	$48,056	2.16%
Obligations of States and Political Subdivisions	2,039	3.27	2,574	1.91	7,702	2.89	13,528	3.08	25,843	2.92
Mortgage-Backed Securities - Government-Sponsored Enterprises	-	-	889	2.14	13,887	2.89	106,000	2.94	120,776	2.93
Total debt securities	$2,039	3.27%	$46,510	2.05%	$26,598	2.92%	$119,528	2.96%	$194,675	2.74%

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

Deposits. Deposits are generated primarily from residents within the Company’s market area. The Company offers a variety of deposit accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

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

The following table sets forth the distribution of our average deposit accounts, by account type, for the years indicated.

	(Dollars in Thousands)
	Years Ended December 31,
	2019			2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Non-Interest Bearing Demand Deposits	$267,311	24.1%	-%	$232,872	24.3%	-%	$176,814	23.9%	-%
NOW Accounts	222,148	20.0	0.53	174,653	18.3	0.36	133,848	18.1	0.26
Savings Accounts	215,798	19.5	0.23	184,093	19.3	0.26	129,301	17.5	0.18
Money Market Accounts	181,985	16.4	0.57	167,247	17.5	0.49	138,782	18.8	0.27
Time Deposits	221,904	20.0	2.06	197,104	20.6	1.54	160,634	21.7	1.16
Total Deposits	$1,109,146	100.0%	0.66%	$955,969	100.0%	0.52%	$739,379	100.0%	0.38%

The following table sets forth time deposits classified by interest rate as of the dates indicated.

	(Dollars in thousands)
	December 31,
	2019	2018	2017
Interest Rate Range:
Less than 0.25%	$3,833	$11,638	$18,595
0.25% to 0.49%	18,910	20,536	7,873
0.50% to 0.99%	14,739	17,490	16,051
1.00% to 1.49%	41,147	72,776	85,168
1.50% to 1.99%	43,753	34,934	25,192
2.00% to 2.49%	48,365	38,059	6,875
2.49% to 2.99%	24,344	7,419	3,346
3.00% to 3.99%	24,462	13,223	770
4.00% or greater	203	301	431
Total Time Deposits	$219,756	$216,376	$164,301

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our time deposits at December 31, 2019.

	(Dollars in thousands)
	December 31, 2019
	Period to Maturity
	Less Than	More Than	More Than	More Than	More Than			Percent
	Or Equal to	One to	Two to	Three to	Four to	More Than		of
	One Year	Two Years	Three Years	Four Years	Five Years	Five Years	Total	Total
Interest Rate Range:
Less than 0.25%	$3,655	$42	$95	$32	$9	$-	$3,833	1.7%
0.25% to 0.49%	16,399	2,436	52	13	10	-	18,910	8.6
0.50% to 0.99%	6,445	6,476	1,750	68	-	-	14,739	6.7
1.00% to 1.49%	18,658	9,773	6,324	3,447	2,930	15	41,147	18.7
1.50% to 1.99%	27,135	7,414	3,020	1,554	876	3,754	43,753	19.9
2.00% to 2.49%	5,364	29,034	4,185	5,999	2,374	1,409	48,365	22.1
2.49% to 2.99%	5,916	2,846	1,087	14,397	98	-	24,344	11.1
3.00% to 3.99%	-	3,881	5,473	14,678	363	67	24,462	11.1
4.00% or greater	49	-	16	138	-	-	203	0.1
Total	$83,621	$61,902	$22,002	$40,326	$6,660	$5,245	$219,756	100.0%

As of December 31, 2019, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $126.5 million, of which $44.6 million were deposits from public entities. The following table sets forth the maturity of those time deposits as of December 31, 2019.

(Dollars in Thousands)
December 31, 2019
Three Months or Less	$12,107
Over Three Months to Six Months	12,555
Over Six Months to One Year	18,646
Over One Year to Three Years	50,931
Over Three Years	32,305
Total	$126,544

Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon borrowings to supplement our supply of available funds and to fund deposit withdrawals. Our borrowings may consist of advances from the FHLB, funds borrowed under repurchase agreements and federal funds purchased.

The FHLB functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met. We typically secure advances from the FHLB with one- to four-family residential mortgage and commercial real estate loans. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2019, we had a maximum borrowing capacity with the FHLB of up to $374.8 million. At December 31, 2019, we had $14.0 million in FHLB advances outstanding, of which all were long-term borrowings.

Securities sold under agreements to repurchase represent business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. We may be required to provide additional collateral based on the fair value of the underlying securities. Short-term borrowings may also consist of federal funds purchased.

At December 31, 2019, the Bank maintained a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $90.9 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million. At December 31, 2019, we did not have any outstanding balances under any of these borrowing relationships.

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2019	2018	2017
Balance at End of Period	$30,571	$30,979	$25,841
Average Balance Outstanding During the Period	29,976	29,300	26,350
Maximum Amount Outstanding at any Month End	34,197	35,661	27,951
Weighted Average Interest Rate at End of Period	0.57%	0.54%	0.26%
Average Interest Rate During the Period	0.62	0.53	0.31

The following table sets forth information concerning balances and interest rates on our federal funds purchased at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2019	2018	2017
Balance at End of Period	$-	$-	$-
Average Balance Outstanding During the Period	-	37	75
Maximum Amount Outstanding at any Month End	-	1,500	550
Weighted Average Interest Rate at End of Period	-%	-%	-%
Average Interest Rate During the Period	-	2.70	-

The following table sets forth information concerning balances and interest rates on our short-term FHLB advances at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2019	2018	2017
Balance at End of Period	$-	$-	$13,764
Average Balance Outstanding During the Period	-	19,726	215
Maximum Amount Outstanding at any Month End	-	98,960	13,764
Weighted Average Interest Rate at End of Period	-%	-%	1.57%
Average Interest Rate During the Period	-	1.86	0.93

The following table sets forth information concerning balances and interest rates on our long-term FHLB advances at the dates and for the periods indicated.

	(Dollars in thousands)
	At or For the Years Ended December 31,
	2019	2018	2017
Balance at End of Period	$14,000	$20,000	$24,500
Average Balance Outstanding During the Period	17,460	22,415	25,018
Maximum Amount Outstanding at any Month End	20,000	24,500	28,000
Weighted Average Interest Rate at End of Period	2.14%	2.03%	1.92%
Average Interest Rate During the Period	2.10	2.05	1.92

Subsidiary Activities

Community Bank is the only subsidiary of the Company. The Bank wholly-owns Exchange Underwriters, Inc., a full-service, independent insurance agency.

Personnel

As of December 31, 2019, the Company and the Bank had a total of 266 full-time equivalent employees.

REGULATION AND SUPERVISION

General

CB Financial Services, Inc., is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. As such, it is registered with, subject to examination and supervision by, and otherwise required to comply with the rules and regulations of the Federal Reserve Board.

Community Bank is a Pennsylvania-chartered commercial bank subject to extensive regulation by the Pennsylvania Department of Banking and Securities and the FDIC. The Bank’s deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the Pennsylvania Department of Banking and Securities and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers or acquisitions with other depository institutions. There are periodic examinations of the Bank by the Pennsylvania Department of Banking and Securities and the FDIC to review the Bank’s compliance with various regulatory requirements. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board. This regulation and supervision establishes a comprehensive framework of activities in which a commercial bank can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking and Securities, the FDIC, the Federal Reserve Board or Congress could have a material impact on the operations of the Bank.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also gave state attorney generals the ability to enforce applicable federal consumer protection laws.

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

The Dodd Frank Act has resulted in an increased regulatory burden and compliance, operating and interest expense for the Company and the Bank.

Bank Regulation

Business Activities. The Bank derives its lending and investment powers from the applicable Pennsylvania law, federal law and applicable state and federal regulations. Under these laws and regulations, The Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.

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

The risk-based capital standard for state banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 1250%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, an institution that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the institution. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2019, the Bank’s capital exceeded all applicable requirements.

The risk-based capital rule and the method for calculating risk-weighted assets by the FDIC and the other federal bank regulators are consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule applies to all depository institutions (such as the Bank) and top-tier bank holding companies with total consolidated assets of $3.0 billion or more. Among other things, the rule established a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also requires unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Bank elected the one-time opt-out election for accumulated other comprehensive income (“AOCI”) to be excluded from the regulatory capital calculation. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a capital conservation buffer consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in at 0.625% per year beginning January 1, 2016 and ended January 1, 2019, when the full 2.5% capital conservation buffer requirement became effective.

Loans-to-One Borrower. Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2019, the Bank was in compliance with the loans-to-one borrower limitations.

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

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. The Bank received a “satisfactory” rating in its most recent federal examination.

Transactions with Related Parties. A state-chartered bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls or is under common control with an insured depository institution, such as the Bank. The Company is an affiliate of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a state-chartered bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions generally require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

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

Generally, the Pennsylvania Department of Banking and Securities (the “Pennsylvania Department of Banking” or “PDBS”) is required to appoint a receiver or conservator for a state-chartered bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any bank holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures, such as restrictions on capital distributions and asset growth. The PDBS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2019, the Bank met the criteria for being considered “well capitalized.”

In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule.

Enforcement. The Pennsylvania Department of Banking maintains enforcement authority over the Bank, including the power to issue cease and desist orders and civil money penalties and to remove directors, officers or employees. It also has the power to appoint a conservator or receiver for a bank upon insolvency, imminent insolvency, unsafe or unsound condition or certain other situations. The FDIC has primary federal enforcement responsibility over non-Federal Reservice Bank (“FRB”)-member state banks and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. In general, regulatory enforcement actions occur with respect to situations involving unsafe or unsound practices or conditions, violations of law or regulation or breaches of fiduciary duty. Federal and Pennsylvania laws also establish criminal penalties for certain violations.

Insurance of Deposit Accounts. The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits at FDIC-insured financial institutions, such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the DIF.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020, and insured institutions with assets of $10 billion or more were supposed to fund the increase. On September 30, 2018, the 1.35% ratio was exceeded, reaching 1.36%. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieves 1.38%. The fund rate achieved 1.40% as of June 30, 2019, and the FDIC first applied small bank credits on the September 30, 2019 assessment invoice (for the second quarter of 2019). The FDIC will continue to apply small bank credits so long as the ratio is at least 1.35%. After applying small bank credits for four quarters, the FDIC will remit to banks the value of any remaining small bank credits in the next assessment period in which the ratio is at least 1.35%. A total of $308,000 of DIF credits were recognized in the third and fourth quarters of 2019. All DIF credits available to the Bank have been utilized. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC to establish a maximum fund ratio. The FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO matured in 2019.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not currently know of any practice, condition or violation that may lead to termination of its deposit insurance.

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

FHLB System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, The Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2019, the Bank was in compliance with this requirement. The Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for the Bank.

Federal Reserve System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal, or NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2019: a 3% reserve ratio is assessed on net transaction accounts up to and including $124.2 million; a 10% reserve ratio is applied above $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2020, establish a 3% reserve ratio for aggregate transaction accounts up to $127.5 million, a 10% ratio above $127.5 million, and an exemption of $16.9 million.

Other Regulations

Interest and other charges collected or contracted by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal and state laws applicable to credit transactions, such as the:

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

The operations of the Bank also are subject to the:

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

Source of Strength. The Dodd-Frank Act requires that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the federal securities laws.  The Company has policies, procedures and systems designed to comply with these regulations, and the Company reviews and documents these policies, procedures and systems to ensure continued compliance with these regulations.

TAXATION

General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Federal Taxation. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from the Bank as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carryforward net operating losses indefinitely, but the deduction is limited to 80% of taxable income. For its 2019 and 2018 fiscal year, the Company’s maximum federal income tax rate was 21%.

State Taxation. The Bank is subject to the Pennsylvania Bank and Trust Company Shares Tax (“Shares Tax”) rate of 0.95%. The tax is imposed on the Bank’s adjusted equity. The Company and Exchange Underwriters are subject to the Pennsylvania Corporate Net Income Tax, otherwise known as “CNI tax.” The CNI tax rate in 2018 and 2019 was 9.99%. The tax is imposed on income or loss from the federal income tax return on a separate-company basis for the Company and Exchange Underwriters. The federal return income or loss is adjusted for various items treated differently by the Pennsylvania Department of Revenue.

The FWVB merger has exposed the Company to additional state tax filing requirements in West Virginia and Ohio. West Virginia imposes a state income tax at the rate 6.5% on the consolidated net income of the Company. The multi-state revenue generating activities are apportioned according to state nexus rules. The State of Ohio imposes an equity-based tax similar to the PA Shares Tax called Financial Institutions Tax (“FIT”) at a minimum tax of $1,000 or a rate of 0.8% for the first $200 million of Ohio based-equity, and then a declining rate thereafter.

ITEM 1A.	Risk Factors

In addition to risks disclosed elsewhere in this Report, the following discussion sets forth the material risk factors that could affect the Company’s consolidated financial condition and results of operations. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect the Company. Any risk factor discussed below could by itself, or combined with other factors, materially and adversely affect the Company’s business, results of operations, financial condition, capital position, liquidity, competitive position or reputation, including by materially increasing expenses or decreasing revenues, which could result in material losses or a decrease in earnings.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has changed the bank regulatory framework. For example, the law created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, established more stringent capital standards for banks and bank holding companies, and gave the Federal Reserve exclusive authority to regulate both banking holding companies and savings and loan holding companies. The legislation also has resulted in numerous new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions (including the Bank), including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to loans that are securitized and sold to investors, and in 2014 the federal bank agencies issued a final rule regarding retention of credit risk on loan sales.

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

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses, which results in additional provisions for loan losses. As circumstances warrant, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, we have legal fees associated with the resolution of problem assets as well as additional costs, such as taxes, insurance and maintenance related to our other real estate owned. The resolution of nonperforming assets also requires the active involvement of management, which can adversely affect the amount of time we devote to the income-producing activities of the Bank. If our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

Reforms to and uncertainty regarding LIBOR may adversely affect our business.

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. A committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rates Committee (“ARRC”), was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. Subsequently, the Federal Reserve announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the FRB of New York on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on our financial assets and liabilities that are based on or are linked to LIBOR, our results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as our systems and processes. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, securities portfolio and business, is uncertain.

If we are unable to borrow funds, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or the operating cash needed to fund corporate expansion and other corporate activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and procedures are established by the board, with operating limits set based upon the ratio of loans to deposits and percentage of assets funded with non-core or wholesale funding. We regularly monitor our overall liquidity position to ensure various alternative strategies exist to cover unanticipated events that could affect liquidity. We also establish policies and monitor guidelines to diversify our wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include federal funds purchased, securities sold under repurchase agreements, non-core deposits, and debt. The Bank is a member of the FHLB of Pittsburgh, which provides funding through advances to members that are collateralized with mortgage-related assets.

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

The Company’s long-term ability to pay dividends to its shareholders depends primarily on the ability of the Bank to make capital distributions to the Company and on the availability of cash at the holding company level if the Bank’s earnings are not sufficient to pay dividends. In addition, the Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where the holding company’s net income for the past four quarters, net of dividends paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. These regulatory policies may adversely affect the Company’s ability to pay dividends or otherwise engage in capital distributions.

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

The occurrence of any system failures, interruption or breach of security could damage the Company’s reputation and result in a loss of customers and business thereby, subjecting it to additional regulatory scrutiny, or could expose it to litigation and possible financial liability. Although the Company has not experienced any system failures, interruption or breach of security to date, any of these events could have a material adverse effect on its financial condition and results of operations.

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

We conduct our business through our main office and twenty-three branch offices. At December 31, 2019, our premises and equipment had an aggregate net book value of approximately $22.3 million. We believe that our office facilities are adequate to meet our present and immediately foreseeable needs.

The following table sets forth certain information concerning the main and each branch office at December 31, 2019.

Location	Owned or Leased

Pennsylvania

Main Office (Greene County):
100 North Market Street, Carmichaels, PA 15320	Owned

Barron P. "Pat" McCune, Jr. Corporate Center (Washington County):
2111 North Franklin Drive, Washington, PA 15301	Owned

Ralph J. Sommers, Jr. Operations Center (Greene County):
600 Evergreene Drive, Waynesburg, PA 15370	Owned

Branch Offices (Greene County):
30 West Greene Street, Waynesburg, PA 15370	Owned
100 Miller Lane, Waynesburg, PA 15370	Building owned, Ground Lease
3241 West Roy Furman Highway, Rogersville, PA 15359	Owned
1993 South Eighty Eight Road, Greensboro, PA 15338	Owned

Branch Offices (Washington County)
65 West Chestnut Street, Washington, PA 15301	Building owned, Ground Lease
4139 Washington Road, McMurray, PA 15317	Leased
200 Main Street, Claysville, PA 15232	Owned
301 Oak Spring Road, Washington, PA 15301	Leased
325 Southpointe Boulevard, Ste. 100, Canonsburg, PA 15317	Leased
235 West Main Street, Monongahela, PA 15063	Owned

Branch Offices (Fayette County):
545 West Main Street, Uniontown, PA 15401	Building owned, Ground Lease
101 Independence Street, Perryopolis, PA 15473	Owned

Branch Offices (Westmoreland County):
565 Donner Avenue, Monessen, PA 15062	Owned
1670 Broad Avenue, Belle Vernon, PA 15012	Owned

Branch Office (Allegheny County):
714 Brookline Boulevard, Pittsburgh, PA 15226	Owned

Uniontown Business Center:
110 Daniel Drive, Suite 10, Uniontown, PA 15401	Leased

Exchange Underwriters
2111 North Franklin Drive, Washington, PA 15301	Owned

Location	Owned or Leased

West Virginia

Branch Offices (Ohio County):
1090 East Bethlehem Boulevard, Wheeling, WV 26003	Leased
1701 Warwood Avenue, Wheeling, WV 26003	Owned
875 National Road, Wheeling, WV 26003	Owned

Branch Office (Brooke County):
744 Charles Street, Wellsburg, WV 26070	Owned

Branch Office (Marshall County):
809 Lafayette Avenue, Moundsville, WV 26041	Owned

Branch Office (Wetzel County):
425 Third Street, New Martinsville, WV 26155	Owned

Branch Office (Upshur County):
3 South Locust Street, Buckhannon, WV 26201	Owned

Ohio

Branch Office (Belmont County):
426 34th Street, Bellaire, OH 43906	Owned

ITEM 3.	Legal Proceedings

At December 31, 2019, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that management believes are immaterial to our financial condition, results of operations and cash flows.

ITEM 4.	Mine Safety Disclosures.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CBFV.” The approximate number of holders of record of the Company’s common stock as of March 3, 2020, was 657. Certain shares of Company common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Equity Compensation Plans

The following table provides information at December 31, 2019, for compensation plans under which equity securities may be issued.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (A))
	(A)	(B)	(C)
Equity compensation plans:
Approved by stockholders	246,153	$24.36	73,483 (1)
Not approved by stockholders	-	-	-
Total	246,153	$24.36	73,483

(1)	Represents 60,124 shares available under the 2015 Equity Incentive Plan that can be issued as restricted stock awards or units and 13,359 shares that can be issued as stock options. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted.

The following table provides information relating to our purchase of shares of our common stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1-31, 2019	-	$-	-	$-
November 1-30, 2019	2,150	29.28	2,150	4,847,285
December 1-31, 2019	-	-	-	4,847,285
Total	2,150	29.28	2,150

(1)	On November 20, 2019, the Company announced that the Board had approved a program commencing on November 25, 2019 to repurchase up to $5.0 million of the Company’s outstanding common stock, which was approximately 3.2% of outstanding common shares. This repurchase program is scheduled to expire on November 24, 2020.

ITEM 6.	Selected Financial Data

The following tables set forth selected historical financial and other data of the Company at and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The information at December 31, 2019 and 2018, and for the years ended December 31, 2019 and 2018 is derived in part from, and should be read together with, the audited financial statements and notes thereto beginning at page 50 of this Report. The information at December 31, 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015 is derived in part from audited financial statements that are not included in this Report.

	(Dollars in Thousands)
	December 31,
	2019	2018	2017	2016	2015
Selected Financial Condition Data:
Assets	$1,321,537	$1,281,701	$934,486	$846,075	$830,677
Cash and Due From Banks	80,217	53,353	20,622	14,282	11,340
Investment Securities Available-for-Sale	197,385	225,409	123,583	106,208	95,863
Loans, Net	942,629	903,314	735,596	674,094	676,864
Deposits	1,118,359	1,086,658	773,344	698,218	679,299
Short-Term Borrowings	30,571	30,979	39,605	27,027	32,448
Other Borrowings	14,000	20,000	24,500	28,000	28,000
Stockholders’ Equity	151,097	137,625	93,256	89,469	86,896

	(Dollars in Thousands)
	Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Operating Data:
Interest and Dividend Income	$51,031	$43,626	$32,434	$32,018	$31,917
Interest Expense	7,857	5,949	3,374	2,870	2,715
Net Interest Income	43,174	37,677	29,060	29,148	29,202
Provision for Loan Losses	725	2,525	1,870	2,040	2,005
Net Interest Income After Provision for Loan Losses	42,449	35,152	27,190	27,108	27,197
Noninterest Income	9,435	8,339	7,800	7,362	7,595
Noninterest Expense - Merger-Related	-	854	356	-	-
Noninterest Expense	35,828	34,047	24,816	23,778	22,929
Income Before Income Taxes	16,056	8,590	9,818	10,692	11,863
Income Taxes	1,729	1,538	2,874	3,112	3,443
Net Income	$14,327	$7,052	$6,944	$7,580	$8,420

	Years Ended December 31,
	2019	2018	2017	2016	2015
Per Common Share Data:
Earnings Per Common Share - Basic	$2.64	$1.42	$1.70	$1.86	$2.07
Earnings Per Common Share - Diluted	2.63	1.40	1.69	1.86	2.07
Dividends Paid Per Common Share	0.96	0.89	0.88	0.88	0.85
Dividend Payout Ratio (5)	0.37%	0.63%	0.52%	0.47%	0.41%
Book Value Per Common Share	$27.65	$25.33	$22.77	$21.89	$21.29
Common Shares Outstanding	5,463,828	5,432,289	4,095,957	4,086,625	4,081,017

	Years Ended December 31,
	2019	2018	2017	2016	2015
Performance Ratios:
Return on Average Assets	1.09%	0.61%	0.78%	0.91%	1.01%
Return on Average Equity	9.89	5.91	7.53	8.48	9.89
Interest Rate Spread (1)(3)	3.42	3.40	3.44	3.68	3.69
Net Interest Margin (2)(3)	3.64	3.59	3.58	3.82	3.82
Noninterest Expense to Average Assets	2.73	2.95	2.80	2.85	2.74
Efficiency Ratio (4)	68.10	75.85	68.29	65.13	62.31
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	134.08	133.39	134.79	135.12	134.26
Average Equity to Average Assets	11.05	10.35	10.40	10.71	10.17

Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets (6)	11.43%	11.44%	12.22%	13.37%	12.83
Tier 1 Capital to Risk-Weighted Assets (6)	11.43	11.44	12.22	13.37	12.83%
Total Capital to Risk-Weighted Assets (6)	12.54	12.57	13.47	14.62	13.89
Tier 1 Leverage Capital to Adjusted Total Assets (6)	7.85	7.82	9.27	9.80	9.60

Asset Quality Ratios:
Allowance for Loan Losses to Total Loans (7)	1.04%	1.05%	1.18%	1.14%	0.95%
Allowance for Loan Losses to Nonperforming Loans (7)	183.33	151.40	121.31	92.60	60.69
Net Charge-Offs to Average Loans	0.05	0.21	0.13	0.11	0.11
Nonperforming Loans to Total Loans	0.57	0.69	0.97	1.24	1.56
Nonperforming Loans to Total Assets	0.41	0.49	0.78	1.00	1.29
Nonperforming Assets to Total Assets	0.43	0.56	0.81	1.02	1.32

Other:
Number of Offices	24	24	16	16	16
Number of Full-Time Equivalent Employees	266	269	201	200	198

________________

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(2)	Represents net interest income as a percentage of average interest-earning assets.

(3)	Fully taxable-equivalent (FTE) yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 21% for the years ended December 31, 2019 and 2018, and 34% for the years ended December 31, 2017, 2016, and 2015. Refer to Explanation of Use of Non-GAAP Financial Measures in this Report.

(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(5)	Represents dividends declared per share divided by net income per share.

(6)	Capital ratios are for Community Bank only.

(7)	Loans acquired in connection with previous mergers were recorded at their estimated fair value at the acquisition date and did not include a carryover of the pre-merger allowance for loan losses.

Explanation of Use of Non-GAAP Financial Measures

In addition to traditional measures presented in accordance with generally accepted accounting principles (“GAAP”), we use, and this Report contains or references, certain non-GAAP financial measures. We believe these non-GAAP financial measures provide useful information in understanding our underlying results of operations or financial position and our business and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although we believe that these non-GAAP financial measures enhance the understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.

We believe the presentation of net interest income on a FTE basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Net Income is reconciled to net interest income adjusted to a FTE basis in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 50 of this Report. You should read the information in this section in conjunction with the business and financial information the Company provided in this Report.

Overview

Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from 24 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania; Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia; and one office in Belmont County in Ohio. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc., the Bank’s wholly-owned subsidiary that is a full-service, independent insurance agency.

The Bank invests primarily in United States Government agency securities, bank-qualified, general obligation and special revenue municipal issues, and MBS’s issued or guaranteed by the United States Government or agencies thereof.

Our principal sources of funds are customer deposits, proceeds from the sale of loans, funds received from the repayment and prepayment of loans and MBS’s, and the sale, call, or maturity of investment securities. Principal sources of income are interest income on loans and investments, sales of loans and securities, service charges, commissions, loan servicing fees and other fees. Our principal expenses are interest paid on deposits, employee compensation and benefits, occupancy and equipment expense, contracted services, and advertising.

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

Business Strategy

We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our core business strategies are discussed below.

•	Improve earnings through asset diversification. Loan diversification improves our earnings because commercial real estate and commercial and industrial loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates. Earnings growth helps ensure we not only remain well-capitalized, but also enhances our ability to increase dividends.

•	Use sound underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Although we intend to continue our efforts to originate commercial real estate and commercial and industrial loans, we intend to continue our philosophy of managing loan exposures through our conservative, yet reasonable, approach to lending.

•	Maintain our funding mix that emphasizes growth in core deposits. Core deposits (demand deposits, NOW accounts, money market accounts and savings accounts) comprised 80.4% of our total deposits at December 31, 2019. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We have succeeded in growing core deposits by promoting a sales culture in our branch offices that is supported by the use of technology and by offering a variety of products for our customers, such as sweep and insured money sweep services, remote electronic deposit, online banking with bill pay, mobile banking, and automated clearinghouse. Competent and modern deposit operations are one of our key competencies, leading to increased customer service and fee revenue.

•	Supplement fee income through our insurance operations. Fee income earned through our insurance agency, Exchange Underwriters, supplements our income from banking operations. We intend to pursue opportunities to grow this line of business, including hiring insurance producers with established books of business and through acquisitions.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on the Company’s income or the carrying value of its assets.

Allowance for Loan Losses. The allowance for loan losses (“allowance”) is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance based on potential losses in the current loan portfolio, which includes an assessment of economic conditions, changes in the nature and volume of the loan portfolio, loan loss experience, volume and severity of past due, classified and nonaccrual loans as well as other loan modifications, quality of the Company’s loan review system, the degree of oversight by the Company’s Board, existence and effect of any concentrations of credit and changes in the level of such concentrations, effect of external factors, such as competition and legal and regulatory requirements, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. Additions are made to the allowance through periodic provisions charged to income and recovery of principal and interest on loans previously charged-off. Losses of principal are charged directly to the allowance when a loss occurs or when a determination is made that the specific loss is probable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Generally, management considers all substandard-, doubtful-, and loss-rated loans, nonaccrual loans, and TDRs for impairment. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The maximum period without payment that typically can occur before a loan is considered for impairment is 90 days. Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance. This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered non-accrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exists, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated.

The general allowance component covers pools of homogeneous loans by loan class. Management determines historical loss experience for each segment of loans using the two-year rolling average of the net charge-off data within each segment. Qualitative and environmental factors are also considered that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience, and include levels and trends in delinquency and impaired loans; levels and trends in net charge-offs, trends in volume and terms of loans; change in underwriting, policies, procedures, practices and key personnel; national and local economic trends; industry conditions, and effects of changes in high-risk credit circumstances. The qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in the portfolio and economy. An unallocated component is maintained to cover uncertainties that could affect the Company’s estimate of probable losses.

Goodwill and Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired and was recorded in connection with previous mergers. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over six to ten years using straight-line methods. Customer renewal lists are amortized over their estimated useful lives which range from eight to thirteen years. Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. We perform impairment testing during the fourth quarter of each year, or more frequently if impairment indicators exist. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary. Determining the fair value of a reporting unit under the goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. However, future events could cause us to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Deferred Tax Assets. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination, the term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date, and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Level 1 –	Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets. These generally provide the most reliable evidence and are used to measure fair value whenever available.

Level 2 –	Fair value is based on significant inputs, other than Level 1 inputs, that are observable either directly or indirectly for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, quoted market prices in markets that are not active for identical or similar assets, and other observable inputs.

Level 3 –	Fair value is based on significant unobservable inputs. Examples of valuation methodologies that would result in Level 3 classification include option pricing models, discounted cash flows, and other similar techniques.

This hierarchy requires the use of observable market data when available. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Pronouncements and Developments

New accounting pronouncements that were adopted in the current period or will be adopted in a future period are discussed in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, which is included in Part IV, Item 15 of this Report.

Comparison of Financial Condition at December 31, 2019, and December 31, 2018

Assets. Total assets increased $39.8 million, or 3.1%, to over $1.32 billion at December 31, 2019 compared to $1.28 billion at December 31, 2018.

•	Cash and due from banks increased $26.9 million, or 50.4%, to $80.2 million at December 31, 2019, compared to $53.4 million at December 31, 2018. This is primarily the result of an increase in deposits as well as investment security activity that was not fully repurposed through loan production.

•	Investment securities classified as available-for-sale decreased $28.0 million, or 12.4%, to $197.4 million at December 31, 2019, compared to $225.4 million at December 31, 2018. This was primarily the result of $83.7 million of security sales, repayments and calls partially offset by $50.2 million of purchases and an increase in market value of the portfolio. A portion of the portfolio was restructured in the current year to mitigate deteriorating investment-credit risk and to reinvest in higher yielding, longer-term investments as well as to mitigate call risk in a declining interest rate environment.

•	Net loans increased $39.3 million, or 4.4%, to $942.6 million at December 31, 2019, compared to $903.3 million at December 31, 2018. This was primarily due to net loan originations of $56.4 million in commercial real estate loans and $25.7 million in residential real estate loans partially offset by a decrease of $11.2 million in construction loans, $7.1 million in consumer loans and $5.4 million in commercial and industrial loans. There was also $10.7 million of residential real estate loans that were originated and subsequently sold to the FHLB as part of the Mortgage Partnership Finance® (“MPF®”) program. The MPF® program enables member financial institutions to offer competitive interest rates for fixed-rate mortgage loans without assuming any of the interest rate risk associated with a long-term asset. The bank typically recognizing a gain on the sale of these loans while also collecting fee income from the FHLB from retention of the loan servicing.

•	Nonperforming loans, which includes nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructurings, decreased $931,000 to $5.4 million at December 31, 2019 primarily due to an $851,000 payoff of a residential troubled debt restructuring. As a result, nonperforming loans to total loans ratio decreased 12 basis points to 0.57% at December 31, 2019, compared to 0.69% at December 31, 2018.

•	Accrued interest and other assets increased $3.5 million to $17.4 million primarily due to a receivable for a loan payoff.

Liabilities. Total liabilities increased $26.4 million, or 2.3%, to $1.17 billion at December 31, 2019 compared to $1.14 billion at December 31, 2018.

•	Total deposits increased $31.7 million, or 2.9%, to $1.12 billion at December 31, 2019 compared to $1.09 billion at December 31, 2018. There were increases of $15.0 million in noninterest-bearing demand deposits, $11.6 million in NOW accounts, $6.9 million in savings accounts, $5.2 million in money market accounts, and $3.4 million in time deposits. The increase is largely the result of cyclical tax deposits received on municipal demand deposit and NOW accounts as well as an increase in time deposits with balances greater than $100,000.

•	Other borrowed funds decreased $6.0 million, due to FHLB advances that matured in the current period and were not replaced because of available cash.

Stockholders’ Equity. Stockholders’ equity increased $13.5 million, or 9.8%, to $151.1 million at December 31, 2019, compared to $137.6 million at December 31, 2018. Net income was $14.3 million for the year ended December 31, 2019. The Company paid $5.2 million in dividends to stockholders and accumulated other comprehensive income increased $4.1 million primarily due to improved market interest rate conditions in the current period on the Company’s available-for-sale debt securities.

Comparison of Operating Results for the Years Ended December 31, 2019, and December 31, 2018

Overview. Net income increased $7.3 million, or 103.2%, to $14.3 million for the year ended December 31, 2019 compared to $7.1 million for the year ended December 31, 2018. Results for the year ended December 31, 2019 were largely impacted by the full period effect of the FWVB merger that was completed on April 30, 2018.

Net Interest Income. The interest income on interest-earning assets, net interest rate spread and net interest margin are presented on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory tax rate of 21 percent for 2019 and 2018. We believe the presentation of net interest income on a FTE basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

The following table reconciles net interest income per the Consolidated Statements of Net Income to net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	(Dollars in thousands)
	2019	2018	2017
Interest Income per Consolidated Statement of Income	$51,031	$43,626	$32,434
Adjustment to FTE Basis	251	355	585
Interest Income (FTE) (non-GAAP)	51,282	43,981	33,019
Interest Expense per Consolidated Statement of Income	7,857	5,949	3,374
Net Interest Income (FTE) (non-GAAP)	43,425	38,032	29,645

Net Interest Rate Spread	3.40%	3.37%	3.37%
Adjustment to FTE Basis	0.02	0.03	0.07
Net Interest Rate Spread (FTE) (non-GAAP)	3.42	3.40	3.44

Net Interest Margin	3.62%	3.55%	3.51%
Adjustment to FTE Basis	0.02	0.04	0.07
Net Interest Margin (FTE) (non-GAAP)	3.64	3.59	3.58

Net interest income increased $5.5 million, or 14.6%, to $43.2 million for the year ended December 31, 2019, compared to $37.7 million for the year ended December 31, 2018.

Interest and dividend income increased $7.4 million, or 17.0%, to $51.0 million for the year ended December 31, 2019, compared to $43.6 million for the year ended December 31, 2018.

•	Interest income on loans increased $5.2 million due to an increase in average loans outstanding of $69.7 million, primarily commercial and residential real estate, and an increase of 23 basis points in loan yield. Accretable yield from the acquired loan portfolios was 3 basis points due to $284,000 of accretion in the current period and was comparable to the prior period.

•	Interest income on taxable securities increased $1.7 million in the current period. The average balance for taxable securities increased $44.7 million combined with an increase of 29 basis points in yield. A portion of the portfolio was restructured in the current year to increase net yields.

•	Interest income on tax-exempt securities decreased $362,000 due to a decrease of $15.8 million in the average balance. Despite the average balance decrease, there was an increase of 10 basis points in yield as a result of calls and sales of securities with lower prevailing yields. A portion of the portfolio was restructured in the current year to increase net yields and to mitigate call risk.

•	Other interest and dividend income increased $817,000 as a result of an increase of $33.9 million in average deposits with correspondent banks.

Interest expense increased $1.9 million, or 32.1%, to $7.9 million for the year ended December 31, 2019, compared to $5.9 million for the year ended December 31, 2018.

•	Interest expense on deposits increased $2.3 million due to an increase in average interest-bearing deposits of $118.7 million. The average cost of interest-bearing deposits increased 18 basis points in the current period driven by higher cost municipal and time deposits. Although recent interest rate cuts have occurred, higher cost certificates of deposit will continue to impact interest expense until maturity.

•	Interest expense on short-term borrowings decreased $334,000 in the current period primarily due to retired FHLB overnight advances that had an average balance of $19.7 million and average cost of 1.86% in the prior year.

•	Interest expense on other borrowed funds decreased $92,000 primarily due to maturity of a FHLB long-term advances that were not replaced, which resulted in a $5.0 million decrease in average balance.

Provision for Loan Losses. The provision for loan losses decreased $1.8 million, to $725,000, for the year ended December 31, 2019, compared to $2.5 million for the year ended December 31, 2018. Net charge-offs for the year ended December 31, 2019 were $416,000, which included $398,000 of net charge-offs on automobile loans, compared to net charge-offs of $1.8 million for the year ended December 31, 2018, which were primarily due to charge-offs of $1.2 million for three commercial and industrial relationships in the first quarter of 2018. Net charge-offs to average loans decreased from 0.21% to 0.05% year-over-year with the allowance for loan losses to total loans ratio declining slightly to 1.04% at December 31, 2019 compared to 1.05% at December 31, 2018.

Noninterest Income. Noninterest income increased $1.1 million, or 13.1%, to $9.4 million for the year ended December 31, 2019 compared to $8.3 million for the year ended December 31, 2018.

•	Insurance commissions increased $761,000 to $4.5 million for the year ended December 31, 2019 due to the full year impact from the EU acquisition of the customer list of Beynon Insurance in August 2018 combined with organic growth and a $237,000 increase in contingency fees.

•	The change in fair value of marketable equity securities resulted in a $253,000 increase in income in the current period.

•	Service fees on deposit accounts increased $186,000 to $3.2 million for the year ended December 31, 2019 primarily due to volume-based increase in ATM and check card fees with the FWVB a contributing factor.

•	In the prior period, the Company recognized a $137,000 net loss on the disposal of fixed assets due to the write-off of the leasehold improvements of the former Washington Business Center that was vacated on December 31, 2018 and accelerated depreciation of select furniture and equipment acquired during the FWVB merger that did not conform to the Company’s fixed asset capitalization policy.

•	Net gain on sales of residential mortgage loans increased $95,000 to $266,000 for the year ended December 31, 2019 primarily due to an increase in the number of loans originated and subsequently sold to the FHLB as part of the MPF® program and a stabilization in mortgage rates.

•	Other commissions income decreased $371,000 to $576,000 for the year ended December 31, 2019, primarily due to prior period receipt of $331,000 of insurance proceeds from a claim on a bank-owned life insurance policy.

Noninterest Expense. Noninterest expense increased $927,000, or 2.7%, to $35.8 million for the year ended December 31, 2019, compared to $34.9 million for the year ended December 31, 2018. The FWVB merger was the primary reason for the changes to various noninterest expenses year over year.

•	Salaries and employee benefits increased $1.2 million to $19.3 million for the year ended December 31, 2019, primarily due to additional employees, salary increases, and employee group health insurance as a direct result of the FWVB merger.

•	Amortization of core deposit intangible increased $462,000 to $1.9 million for the year ended December 31, 2019 due to the core deposit intangible recorded for the FWVB merger.

•	Contracted services increased $429,000 to $1.3 million for the year ended December 31, 2019, due to the additional branch locations acquired in the FWVB merger.

•	Bankcard processing expense increased $223,000 to $853,000 for the year ended December 31, 2019, due to an increase in volume of ATM and debit card transactions as a result of the FWVB merger.

•	PA shares tax expense increased $209,000 to $999,000 for the year ended December 31, 2019 due to the increase in stockholders’ equity primarily based on the FWVB merger.

•	Advertising increased $120,000 to $875,000 for the year ended December 31, 2019 due to the Bank’s expanded marketing territory from the FWVB merger and related initiatives, primarily through internet-based advertising and various media outlets.

•	Merger-related expenses decreased $854,000 due to the prior year FWVB merger.

•	Occupancy decreased $262,000 to $2.7 million for the year ended December 31, 2019 primarily due $287,000 of lease termination costs associated with the former FWVB corporate center and former Washington Business Center as the Bank moved into the BPMCC in the prior period. This was partially offset by an increase in general occupancy expenses from branches acquired in the FWVB merger.

•	Although deposits increased $31.7 million in the current period, FDIC assessment expense decreased $173,000 to $411,000. The FDIC notified banks that its DIF reached the required minimum reserve ratio of 1.38% that permitted the FDIC to offset current bank assessments with prior credits from 2016 through 2018 earned by banks with less than $10 billion in assets. A total of $308,000 of credits were recognized in the third and fourth quarters of 2019. All DIF credits available to the Bank have been utilized.

•	OREO expense decreased $118,000 and resulted in $103,000 of income for the year ended December 31, 2019, primarily due to recognized income for the leasing of mineral rights partially offset by expenses related to properties placed in OREO in the current period.

•	Other noninterest expense decreased $319,000, primarily due to a decrease in office supplies and director-related restricted stock-based compensation expense from a change to a five-year vesting period starting with the December 2018 grant. The decrease in expense was also the result of losses from fraudulent phishing transactions on customer accounts in the prior period and decrease in dues and subscriptions expense. This was partially offset by an increase in amortization related to the Exchange Underwriters acquisition of the Beynon Insurance customer list and increased telephone and Company-related insurance cost due to the FWVB merger.

Income Tax Expense. Income taxes increased $191,000 to $1.7 million for the year ended December 31, 2019, compared to $1.5 million for the year ended December 31, 2018. Despite an increase of $7.5 million in pre-tax income, the effective tax rate for the year ended December 31, 2019 was 10.8% compared to 17.9% for the year ended December 31, 2018. While the Tax Cuts and Jobs Act (“Tax Act”) enacted in 2017 was the first major overhaul of the Internal Revenue Code (“IRC”) in the last 30 years, it had many items that were left unaddressed once certain tax deadlines passed and for which no formal regulations had been issued as of December 31, 2018. One of these unaddressed tax deadlines was the expiration of the alternative minimum tax (“AMT”) credit carryforward after the 2021 tax year. Pre–Tax Act regulations allowed for AMT credits to carryforward infinitely. As of December 31, 2018, it was determined that an AMT credit carryforward of approximately $1.3 million, acquired in the FWVB merger on April 30, 2018, would remain unutilized as of December 31, 2021 as a result of IRC Section 382 and 383 annual limitations. As a result of the uncertainty of the utilization of the AMT credit carryforwards post-2021, a valuation allowance (“VA”) was established for the AMT credit carryforward deferred tax asset (“DTA”) balance of $1.3 million, which was offset against goodwill at December 31, 2018. This is in accordance with ASC Topic 805 – Business Combinations, due to the AMT credit carryforward being realized under current tax law and minimal possibility of utilization as of the 2021 tax year, deemed to have no current value and offset into goodwill as a purchase accounting adjustment.

During the fourth quarter of the year ended December 31, 2019, the IRS issued clarifying guidance under IRC Section 382(h) that provided an alternative approach to calculating unrealized built-in gains (“UBIGs”) related to the FWVB acquisition that impact annual Section 382 limitations. This approach is referred to as the “Section 338” approach and allows for the “realization” of UBIGs based on a “deemed asset acquisition” method, rather than “actual realization”, which accelerates UBIGs utilization and increases the annual Section 382 limitations. The Company performed an analysis of its built-in gains associated with the FWVB acquisition and elected to change its approach from the Section 1374 approach to the Section 338 approach in determining its annual limitations under section 382 and 383. As a result of this analysis as well as consideration of a number of factors, including the Company's current profitability, its forecast of future profitability, and evaluation of existing tax regulations related to NOL and AMT credit carryforwards, the Company concluded that it was more likely than not that it will generate sufficient taxable income within the applicable carryforward periods to realize its net operating loss (“NOL”) and AMT credit carryforwards by December 31, 2021. Therefore, the Company recognized an income tax benefit of $1.3 million related to the reversal of 100% of the VA for the AMT credit carryforward. No other VA was established against the remaining DTA in view of the Company’s cumulative history of earnings and anticipated future taxable income as evidenced by the Company’s earnings potential at December 31, 2019 and 2018.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal tax rate of 21% for 2019 and 2018 and 34% for 2017. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	(Dollars in thousands)
	Years Ended December 31,
	2019			2018			2017
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-Earning Assets:
Loans, Net	$913,785	$43,302	4.74%	$844,106	$38,078	4.51%	$681,539	$29,680	4.35%
Investment Securities
Taxable	198,579	5,735	2.89	153,912	4,007	2.60	79,878	1,531	1.92
Tax Exempt	23,342	733	3.14	39,140	1,189	3.04	36,681	1,324	3.61
Other Interest-Earning Assets	56,665	1,512	2.67	22,744	707	3.11	29,789	484	1.62
Total Interest-Earning Assets	1,192,371	51,282	4.30	1,059,902	43,981	4.15	827,887	33,019	3.99
Noninterest-Earning Assets	119,054			92,656			59,263
Total Assets	$1,311,425			$1,152,558			$887,150

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$222,148	1,182	0.53%	$174,653	635	0.36%	$133,818	342	0.26%
Savings	215,798	507	0.23	184,093	471	0.26	129,301	238	0.18
Money Market	181,985	1,040	0.57	167,247	822	0.49	138,782	369	0.27
Time Deposits	221,904	4,574	2.06	197,104	3,040	1.54	160,634	1,862	1.16
Total Interest-Bearing Deposits	841,835	7,303	0.87	723,097	4,968	0.69	562,535	2,811	0.50

Borrowings	47,437	554	1.17	71,479	981	1.37	51,658	563	1.09
Total Interest-Bearing Liabilities	889,272	7,857	0.88	794,576	5,949	0.75	614,193	3,374	0.55

Noninterest-Bearing Liabilities	277,250			238,682			180,694
Total Liabilities	1,166,522			1,033,258			794,887

Stockholders' Equity	144,903			119,300			92,263
Total Liabilities and Stockholders' Equity	$1,311,425			$1,152,558			$887,150

Net Interest Income		$43,425			$38,032			$29,645

Net Interest Rate Spread (1)			3.42%			3.40%			3.44%
Net Interest-Earning Assets (2)	$303,099			$265,326			$213,694
Net Interest Margin (3)			3.64			3.59			3.58
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.08			133.39			134.79

________________

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	(Dollars in thousands)
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Compared To			Compared To
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest and Dividend Income:
Loans, net	$3,222	$2,002	$5,224	$7,273	$1,125	$8,398
Investment Securities:
Taxable	1,246	482	1,728	1,794	682	2,476
Tax-Exempt	(494)	38	(456)	84	(219)	(135)
Other Interest-Earning Assets	918	(113)	805	(137)	360	223
Total Interest-Earning Assets	4,892	2,409	7,301	9,014	1,948	10,962

Interest Expense:
Deposits	902	1,433	2,335	914	1,243	2,157
Borrowings	(299)	(128)	(427)	251	167	418
Total Interest-Bearing Liabilities	603	1,305	1,908	1,165	1,410	2,575
Change in Net Interest Income	$4,289	$1,104	$5,393	$7,849	$538	$8,387

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Bank believes that it had sufficient liquidity at December 31, 2019, to satisfy its short- and long-term liquidity needs at that date.

The Bank’s most liquid assets are cash and due, from banks, which totaled $80.2 million at December 31, 2019. Unpledged securities, which provide an additional source of liquidity, totaled $44.5 million. In addition, the Bank maintains a credit arrangement with the FHLB with a maximum borrowing limit of approximately $374.8 million as of December 31, 2019, of which $41.7 million was utilized toward standby letters of credit and $14.0 million was utilized for advances. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential and commercial mortgage loans and the Bank’s investment in FHLB stock. The Bank also maintains a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $90.9 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of December 31, 2019.

At December 31, 2019, the Bank had funding commitments totaling $240.1 million, consisting primarily of commitments to originate loans, unused lines of credit and letters of credit.

At December 31, 2019, certificates of deposit due within one year of that date totaled $83.6 million, or 38.1% of total certificates of deposit. If these certificates of deposit do not remain with the Bank, the Bank will be required to seek other sources of funds. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Bank believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Bank can attract and retain deposits by adjusting the interest rates offered.

The Bank’s primary investing activities are the origination of loans and the purchase of securities. For the year ended December 31, 2019, the Bank originated $357.4 million in loans compared to $383.7 million for the year ended December 31, 2018.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to stockholders and for other corporate purposes. At December 31, 2019, the Company (on an unconsolidated basis) had liquid assets of $6.4 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily and anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2019 and 2018, respectively, the Bank was categorized as well-capitalized. Management is not aware of any conditions or events that would change our category. The Bank’s actual capital ratios are presented in the following table. The Company’s capital ratios are comparable to those shown for the Bank.

	(Dollars in thousands)
	December 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$101,703	11.43%	$96,985	11.44%
For Capital Adequacy Purposes	40,050	4.50	38,137	4.50
To Be Well Capitalized	57,851	6.50	55,086	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	101,703	11.43	96,985	11.44
For Capital Adequacy Purposes	53,401	6.00	50,849	6.00
To Be Well Capitalized	71,201	8.00	67,799	8.00

Total Capital (to Risk-Weighted Assets)
Actual	111,570	12.54	106,543	12.57
For Capital Adequacy Purposes	71,201	8.00	67,799	8.00
To Be Well Capitalized	89,001	10.00	84,748	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	101,703	7.85	96,985	7.82
For Capital Adequacy Purposes	51,838	4.00	49,637	4.00
To Be Well Capitalized	64,798	5.00	62,046	5.00

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

The following tables present certain of our contractual obligations at December 31, 2019.

	(Dollars in thousands)
	Payment Due by Period
		Less Than	More Than	More Than
		Or Equal to	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Certificates of deposit	$219,756	$83,621	$83,904	$46,986	$5,245
Borrowings	14,000	6,000	8,000	-	-
Operating lease obligations	1,445	417	493	126	409
Total	$235,201	$90,038	$92,397	$47,112	$5,654

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

General. The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the Company’s most significant form of market risk is interest rate risk and a principal part of its business strategy is to manage interest rate risk by reducing the exposure of net interest income to changes in market interest rates. Accordingly, the Company’s Board has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in the Company’s assets and liabilities, for determining the level of risk that is appropriate given the Company’s business strategy, operating environment, capital, liquidity and performance objectives; and for managing this risk consistent with the guidelines approved by the Board. Senior management monitors the level of interest rate risk and the Asset/Liability Management Committee meets on a quarterly basis to review its asset/liability policies and position and interest rate risk position, and to discuss and implement interest rate risk strategies.

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

The table below sets forth, as of December 31, 2019, the estimated changes in EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	(Dollars in thousands)
				EVE as a Percent of
	Economic Value of Equity			Portfolio Value of Assets			Earnings at Risk
Change in Interest Rates	Dollar	Dollar	Percent				Dollar	Percent
in Basis Points ("bp")	Amount	Change	Change	NPV Ratio	Change		Change	Change
+300 bp	$170,883	$(7,094)	(4.0)%	14.10%	50	bp	$48,504	12.5%
+200 bp	175,060	(2,917)	(1.6)	14.08	48		47,298	9.7
+100 bp	178,667	690	0.4	13.99	39		45,830	6.3
Flat	177,977	-	-	13.60	-		-	0.0
-100 bp	168,233	(9,744)	(5.5)	12.62	(98)		39,589	(8.2)
-200 bp	160,253	(17,724)	(10.0)	11.89	(171)		37,347	(13.4)

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in EVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE tables presented assume that the composition of the Company’s interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE tables provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and will differ from actual results. EVE calculations also may not reflect the fair values of financial instruments. For example, changes in market interest rates can increase the fair values of the Company’s loans, deposits and borrowings.

ITEM 8.	Financial Statements and Supplementary Data

The Financial Statements are included in Part IV, Item 15 of this Report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019, based on that framework.

The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019. This attestation report appears under Part II, Item 8 of this annual report.

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference in the Proxy Statement for the 2020 Annual Meeting.

ITEM 11.	Executive Compensation

Information required by this item is incorporated by reference in the Proxy Statement for the 2020 Annual Meeting.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference in the Proxy Statement for the 2020 Annual Meeting.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference in the Proxy Statement for the 2020 Annual Meeting.

ITEM 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference in the Proxy Statement for the 2020 Annual Meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The financial statements filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Statement of Financial Condition at December 31, 2019 and 2018;

(C)	Consolidated Statement of Income for the Years Ended December 31, 2019 and 2018;

(D)	Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2019 and 2018;

(E)	Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2019 and 2018;

(F)	Consolidated Statement of Cash Flows for the Years Ended December 31, 2019 and 2018; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)

3.2	Bylaws of CB Financial Services, Inc. (1)

4	Form of Stock Certificate of CB Financial Services, Inc. (1)

10.1	Employment Agreement by and among CB Financial Services, Inc., Community Bank and Barron P. McCune, Jr. (2)

10.2	Employment Agreement by and between Community Bank and Ralph Burchianti (3)

10.3	Employment Agreement by and between Community Bank and Ralph J. Sommers, Jr. (4)

10.4	Employment Agreement by and between Community Bank and Jamie L. Prah (5)

10.5	Separation and Release Agreement by and among CB Financial Services, Inc., between Community Bank and Patrick G. O’Brien (6)

10.6	Employment Agreement by and among Community Bank, Exchange Underwriters, Inc., and Richard B. Boyer dated April 14, 2014 (1)

10.7	Split Dollar Life Insurance Agreement by and between Community Bank and Barron P. McCune, Jr., dated April 1, 2005 (1)

10.8	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)

10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph J. Sommers, Jr., dated April 1, 2005 (1)

10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002, by and between First Federal Savings Bank and Richard B. Boyer (7)

10.11	Amendment dated as of July 19, 2002, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (8)

10.12	Amendment dated as of September 13, 2005, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (9)

10.13	CB Financial Services, Inc., 2015 Equity Incentive Plan (10)

10.14	Agreement and Plan of Merger by and between CB Financial Services, Inc. and First West Virginia Bancorp, Inc. (11)

21	Subsidiaries

23	Consent of Baker Tilly Virchow Krause LLP

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196749).

(2)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 9, 2020.

(3)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.

(4)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.

(5)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 24, 2020.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 9, 2020.

(7)	Incorporated herein by reference to Exhibit 10.11 to FedFirst Financial Corporation’s Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004.

(8)	Incorporated herein by reference to Exhibit 10.2 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.

(9)	Incorporated herein by reference to Exhibit 10.4 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.

(10)	Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 16, 2015.

(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on November 16, 2017.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.

Date: March 11, 2020	By:	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 11, 2020

By:	/s/ Mark E. Fox	By:	/s/ Karl G. Baily
	Mark E. Fox		Karl G. Baily
	Director (Chairman of the Board)		Director

Date: March 11, 2020		Date: March 11, 2020

By:	/s/ Jonathan A. Bedway	By:	/s/ Richard B. Boyer
	Jonathan A. Bedway		Richard B. Boyer
	Director		Director

Date: March 11, 2020		Date: March 11, 2020

By:	/s/ Ralph Burchianti	By:	/s/ William C. Groves
	Ralph Burchianti		William C. Groves
	Senior Executive Vice President and		Director
Chief Credit Officer and Director

Date: March 11, 2020		Date: March 11, 2020

By:	/s/ Charles R. Guthrie	By:	/s/ Joseph N. Headlee
	Charles R. Guthrie, CPA		Joseph N. Headlee
	Director (Vice Chairman of the Board)		Director

Date: March 11, 2020		Date: March 11, 2020

By:	/s/ John J. LaCarte	By:	/s/ Roberta Robinson Olejasz
	John J. LaCarte		Roberta Robinson Olejasz
	Director		Director

Date: March 11, 2020		Date: March 11, 2020

By:	/s/ William G. Petroplus	By:	/s/ David F. Pollock
	William G. Petroplus		David F. Pollock
	Director		Director

Date: March 11, 2020		Date: March 11, 2020

By:	/s/ Ralph J. Sommers, Jr.	By:	/s/ John M. Swiatek
	Ralph J. Sommers, Jr.		John M. Swiatek
	Director		Director

Date: March 11, 2020		Date: March 11, 2020

CONSOLIDATED FINANCIAL STATEMENTS

Contents

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

CB Financial Services, Inc.

Opinions on the Financial Statements and Internal Controls Over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of CB Financial Services, Inc. and Subsidiary (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2006.

Pittsburgh, Pennsylvania

March 11, 2020

Consolidated Statement of Financial Condition

(Dollars in thousands, except per share and share data)

	December 31,
	2019	2018
ASSETS
Cash and Due From Banks:
Interest Bearing	$68,798	$39,356
Non-Interest Bearing	11,419	13,997
Total Cash and Due From Banks	80,217	53,353

Investment Securities Available-for-Sale	197,385	225,409
Loans (Net of Allowance for Loan Losses of $9,867 and $9,558 at December 31, 2019 and December 31, 2018, Respectively)	942,629	903,314
Premises and Equipment, Net	22,282	23,448
Bank-Owned Life Insurance	24,222	22,922
Goodwill	28,425	28,425
Core Deposit Intangible	8,995	10,934
Accrued Interest and Other Assets	17,382	13,896
TOTAL ASSETS	$1,321,537	$1,281,701

LIABILITIES
Deposits:
Demand Deposits	$267,152	$252,167
NOW Accounts	232,099	220,503
Money Market Accounts	182,428	187,627
Savings Accounts	216,924	209,985
Time Deposits	219,756	216,376
Total Deposits	1,118,359	1,086,658

Short-Term Borrowings	30,571	30,979
Other Borrowed Funds	14,000	20,000
Accrued Interest and Other Liabilities	7,510	6,439
TOTAL LIABILITIES	1,170,440	1,144,076

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 Shares Issued and 5,463,828 and 5,432,289 Shares Outstanding at December 31, 2019 and December 31, 2018, Respectively	2,367	2,367
Capital Surplus	82,971	83,225
Retained Earnings	66,955	57,843
Treasury Stock, at Cost (217,165 and 248,704 Shares at December 31, 2019 and December 31, 2018, Respectively)	(3,842)	(4,370)
Accumulated Other Comprehensive Income (Loss)	2,646	(1,440)
TOTAL STOCKHOLDERS' EQUITY	151,097	137,625
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,321,537	$1,281,701

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Income

(Dollars in thousands, except per share and share data)

	Years Ended December 31,
	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$43,176	$37,942
Investment Securities:
Taxable	5,649	3,937
Tax-Exempt	608	970
Dividends	86	70
Other Interest and Dividend Income	1,512	707
TOTAL INTEREST AND DIVIDEND INCOME	51,031	43,626

INTEREST EXPENSE
Deposits	7,303	4,968
Short-Term Borrowings	187	522
Other Borrowed Funds	367	459
TOTAL INTEREST EXPENSE	7,857	5,949

NET INTEREST INCOME	43,174	37,677
Provision For Loan Losses	725	2,525
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,449	35,152

NONINTEREST INCOME
Service Fees on Deposits	3,156	2,970
Insurance Commissions	4,524	3,763
Other Commissions	576	947
Net Gain on Sales of Loans	266	171
Net Loss on Sales of Investment Securities	(50)	-
Fair Value of Marketable Equity Securities	190	(63)
Net Gain on Purchased Tax Credits	35	44
Net Gain (Loss) on Disposal of Fixed Assets	2	(137)
Income from Bank-Owned Life Insurance	550	509
Other	186	135
TOTAL NONINTEREST INCOME	9,435	8,339

NONINTEREST EXPENSE
Salaries and Employee Benefits	19,313	18,093
Occupancy	2,685	2,947
Equipment	2,685	2,698
FDIC Assessment	411	584
PA Shares Tax	999	790
Contracted Services	1,261	832
Legal Fees	688	652
Advertising	875	755
Bankcard Processing Expense	853	630
Other Real Estate Owned (Income)	(103)	48
Amortization of Core Deposit Intangible	1,939	1,477
Merger-Related	-	854
Other	4,222	4,541
TOTAL NONINTEREST EXPENSE	35,828	34,901

Income Before Income Tax Expense	16,056	8,590
Income Tax Expense	1,729	1,538
NET INCOME	$14,327	$7,052

EARNINGS PER SHARE
Basic	$2.64	$1.42
Diluted	2.63	1.40

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,434,649	4,981,814
Diluted	5,448,761	5,031,130

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2019	2018
Net Income	$14,327	$7,052
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available-for-Sale Securities Net of Income
Tax Expense (Benefit) of $1,104 and ($29) for the Year Ended December 31, 2019 and 2018, Respectively	4,047	(59)
Reclassification Adjustment for Losses on Securities:
Included in Net Income, Net of Income Tax Benefit of $11 for the Year Ended December 31, 2019 (1)	39	-
Other Comprehensive Income (Loss)	4,086	(59)
Total Comprehensive Income	$18,413	$6,993

(1)	The gross amount of loss on securities of $50 for the year ended December 31, 2019 are reported as Net Loss on Sales of Investments on the Consolidated Statement of Income. The income tax benefit of $11 for the year ended December 31, 2019 is included in Income Taxes on the Consolidated Statement of Income.

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands, except per share and share data)

						Accumulated
						Other
	Shares	Common	Capital	Retained	Treasury	Comprehensive
	Issued	Stock	Surplus	Earnings	Stock	Income (Loss)	Total
December 31, 2017	4,363,346	$1,818	$42,089	$55,280	$(4,590)	$(1,341)	$93,256
Net Income	-	-	-	7,052	-	-	7,052
Other Comprehensive Loss	-	-	-	-	-	(59)	(59)
Impact of Change in Method of Accounting for Marketable Equity Securities (1)	-	-	-	40	-	(40)	-
Issuance of Common Stock (Net of Issuance Expenses of $515) (2)	1,317,647	549	40,978	-	-	-	41,527
Restricted Stock Awards Granted	-	-	(329)	-	329	-	-
Stock-Based Compensation Expense	-	-	482	-	-	-	482
Exercise of Stock Options	-	-	5	-	208	-	213
Dividends Declared ($0.89 per share)	-	-	-	(4,529)	-	-	(4,529)
Treasury Stock Purchased, at Cost (9,389 shares)	-	-	-	-	(317)	-	(317)
December 31, 2018	5,680,993	2,367	83,225	57,843	(4,370)	(1,440)	137,625
Net Income	-	-	-	14,327	-	-	14,327
Other Comprehensive Income	-	-	-	-	-	4,086	4,086
Restricted Stock Awards Granted	-	-	(590)	-	590	-	-
Restricted Stock Awards Forfeited	-	-	8	-	(8)	-	-
Stock-Based Compensation Expense	-	-	323	-	-	-	323
Exercise of Stock Options	-	-	5	-	36	-	41
Dividends Declared ($0.96 per share)	-	-	-	(5,215)	-	-	(5,215)
Treasury Stock Purchased, at Cost (3,211 shares)	-	-	-	-	(90)	-	(90)
December 31, 2019	5,680,993	$2,367	$82,971	$66,955	$(3,842)	$2,646	$151,097

(1)	This reclassification is the result of the Company’s adoption of FASB ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). See Note 1 for additional information.
(2)	Issuance of common stock was related to the merger with First West Virginia Bancorp, Inc. See Note 2 - Merger for additional information.

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net Income	$14,327	$7,052
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities, Net of the Effects of Acquisition:
Net (Accretion) Amortization on Investments	(182)	74
Depreciation and Amortization	3,728	3,045
Provision for Loan Losses	725	2,525
(Gain) Loss on Marketable Equity Securities	(190)	63
Gain on Purchased Tax Credits	(35)	(44)
Income from Bank-Owned Life Insurance	(550)	(509)
Proceeds From Mortgage Loans Sold	10,999	10,479
Originations of Mortgage Loans for Sale	(10,733)	(10,308)
Gain on Sales of Loans	(266)	(171)
Loss on Sales of Investment Securities	50	-
Loss (Gain) on Sales of Other Real Estate Owned and Repossessed Assets	6	(19)
Noncash Expense for Stock-Based Compensation	323	482
Decrease (Increase) in Accrued Interest Receivable	139	(730)
(Gain) Loss on Disposal of Fixed Assets	(2)	137
Increase (Decrease) in Deferred Income Tax	(614)	829
Increase (Decrease) in Taxes Payable	411	(1,105)
Increase in Accrued Interest Payable	393	164
Other, Net	(659)	1,694
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,870	13,658

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	54,289	16,468
Purchases of Securities	(50,202)	(11,227)
Proceeds from Sales of Securities	29,460	80,314
Net Increase in Loans	(44,272)	(74,988)
Purchase of Premises and Equipment	(48)	(4,427)
Asset Acquisition of a Customer List	(900)	(900)
Proceeds From a Claim on Bank-Owned Life Insurance	-	950
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	1,135	214
Decrease in Restricted Equity Securities	253	431
Net Cash Received from Acquisition	-	20,632
Acquisition of Bank-Owned Life Insurance	(750)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(11,035)	27,467

FINANCING ACTIVITIES
Net Increase in Deposits	31,701	31,694
Net Decrease in Short-Term Borrowings	(408)	(28,657)
Principal Payments on Other Borrowed Funds	(6,000)	(6,798)
Cash Dividends Paid	(5,215)	(4,529)
Treasury Stock, Purchases at Cost	(90)	(317)
Exercise of Stock Options	41	213
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,029	(8,394)
INCREASE IN CASH AND CASH EQUIVALENTS	26,864	32,731
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	53,353	20,622
CASH AND DUE FROM BANKS AT END OF YEAR	$80,217	$53,353

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for:
Interest on Deposits and Borrowings (Including Interest Credited to Deposit Accounts of $6,903 and $4,798, Respectively)	7,464	5,784
Income Taxes	2,785	850

SUPPLEMENTAL NONCASH DISCLOSURE:
Real Estate Acquired in Settlement of Loans	457	46
Accrued Payable for an Acquisition of a Customer List	-	900
Right of Use Asset Recognized	1,707	-
Lease Liability Recognized	1,712	-
Non-cash Transaction Related to Loan Payoff Receivable	3,490	-
Non-cash Transactions Related to FWVB Acquisition	-	41,527

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc., and its wholly owned subsidiary, Community Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Exchange Underwriters, Inc. (“Exchange Underwriters” or “EU”). CB Financial Services, Inc. and Community Bank are collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company derives substantially all its income from banking and bank-related services which include interest earnings on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest earnings on investment securities, insurance commissions and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from sixteen offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, seven offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, a full-service, independent insurance agency.

Effective April 30, 2018, the Company completed its merger with First West Virginia Bancorp (“FWVB”), the holding company for Progressive Bank, N.A. (“PB”), a national association. Through the merger, the Company experienced revenue and earnings growth through expansion of the Company’s business footprint into the Ohio Valley. The merger added seven branches in West Virginia and one branch in Eastern Ohio. In connection with the merger, the Company issued 1,317,647 shares of common stock and paid cash consideration of $9.8 million. The merger value was $51.3 million. See Note 2 – Merger for additional information.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2019 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statement of Financial Condition, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to fair value of investment securities available for sale, determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, other-than-temporary impairment evaluations of securities, the valuation of deferred tax assets and the evaluation of goodwill and core deposit intangible impairment.

Revenue Recognition

Income on loans and investments is recognized as earned on the accrual method. Gains and losses on sales of mortgages are based on the difference between the selling price and the carrying value of the related mortgage sold.

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying ASC Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

The Company’s revenue from contracts with customers within the scope of Accounting Standards Codification (“ASC”) Topic 606 is recognized within Noninterest Income with the exception of Other Real Estate Owned (“OREO”) Expense (Income), which is accounted for in Noninterest Expense. The following narrative describes the Company’s revenue streams accounted for under the guidance of ASC Topic 606:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service Fees on Deposits: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees include services fees for ATM usage, stop payment charges, statement production, ACH and wire fees, which are recognized into income at the occurrence of an executed transaction and the point in time the Company fulfills the customer’s request. Account maintenance fees, which are primarily based on monthly maintenance activities, are earned over the course of the month, and satisfy the Company’s performance obligation. Overdraft fees are recognized as the overdrafts on customer’s accounts are incurred. The services fees on deposits are automatically withdrawn from the customer’s account balance per their account agreement with the Company. In addition, the Company earns interchange fees from debit/credit cardholder transactions conducted through the applicable payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The Company currently does not offer a cardholder rewards program.

Insurance Commissions: EU derives commission and fee income from direct and agency bill insurance policies. Direct bill policies are invoiced directly from the insurance company provider to the customer. Once the customer remits payment for the policy, the insurance company provider then remits the commission or fee income to EU on a monthly basis. Agency bill policies are invoiced from EU, the insurance underwriting agency, to the customer. EU records the insurance company policy payable and the commission or fee income earned on the policy. As all insurance policies are contracts with customers, each policy has different terms and conditions.

EU utilizes a report from their core insurance data processing program, The Agency Manager (“TAM”), that captures all in-force policies that are active in the system and annualizes the commission over the life of each individual contract. The report then provides an overall commission and fee income total for the monthly reporting financial statement period. This income is then compared to the amount of direct and agency bill income recorded in TAM for the reporting month and an adjustment to income is made according to the report. This is the income recognized for the portion of the insurance contract that has been earned by EU and subsequently the Company.

Other Commissions: The Company earns other commissions, such as wealth management referral fees, check sales and safety deposit box rentals to customers. The wealth management referral fees are earned as a referral when a bank customer initiates a customer relationship with an associated wealth management firm. These fees fulfill the contract/agreement between the Company and the wealth management firm. Check sales are recognized as customers contact the Company for check supplies or the customer initiates the check order through the Company website to our third-party check company. These commissions are recognized as the third-party check company satisfies the contract of providing check stock to our customers. Safe deposit box rental income is recognized on a monthly basis, per each contract agreement with our customers. The safe deposit box income is automatically withdrawn from the customer’s deposit account on a monthly basis as this revenue is earned by the contract.

Gains (Losses) on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. It is not common policy that the Company will finance an OREO property with the buyer. It is the Company’s practice to sell loan collateral recognized as an OREO property to free the Company of any additional loss exposure.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. At December 31, 2019, the Company’s business activities are comprised of two operating segments, which are community banking and insurance brokerage services. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that segment reporting information related to EU (Insurance Brokerage Services segment) is required to be presented because the segment has adopted a board of directors that conducts board meetings independent from the Company. In addition, the segment comprises a significant amount to total noninterest income, even though the segment is less than 10% of the combined assets of the Company. See Note 19 – Segment Reporting for more information.

Cash and Due From Banks

Included in Cash and Due From Banks are required federal reserves of $554,000 and $1.7 million at December 31, 2019 and 2018, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of cash on hand and/or balances maintained directly with the Federal Reserve Bank.

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intentions and ability, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and the ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and recognized as adjustments to interest income. Unrealized holding gains and losses for available-for-sale debt securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Unrealized holding gains and losses for available-for-sale equity securities are recognized in earnings. Realized securities gains and losses, if any, are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Declines in the fair value of individual securities below amortized cost that are other-than-temporary result in write-downs of the individual securities to their fair value. In estimating other-than-temporary impairment of investment securities, securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary. In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Company intends to sell or expect that it is more likely than not that it will be required to sell the investment security before an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

Common stock of the Federal Home Loan Bank (“FHLB”) and of Atlantic Community Bankers’ Bank (“ACBB”) represent ownership in organizations that are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in ASC Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Included in accrued interest and other assets are FHLB stock of $3.6 million and $3.8 million at December 31, 2019 and 2018, respectively, and ACBB stock of $85,000 at December 31, 2019 and 2018.

The Company periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at December 31, 2019, and, therefore, determined that FHLB stock was not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. The Company’s loan portfolio is segmented to enable management to monitor risk and performance. The real estate loans are further segregated into three classes. Residential mortgages include those secured by residential properties and include home equity loans, while commercial mortgages consist of loans to commercial borrowers secured by commercial real estate. Construction loans typically consist of loans to build commercial buildings and acquire and develop residential real estate. The commercial and industrial segment consists of loans to finance the activities of commercial customers. The consumer segment consists primarily of indirect auto loans as well as personal installment loans and personal or overdraft lines of credit.

Residential mortgage loans are typically longer-term loans and, therefore, generally present greater interest rate risk than the consumer and commercial loans. Under certain economic conditions, housing values may decline, which may increase the risk that the collateral values are not sufficient. Commercial real estate loans generally present a higher level of risk than loans secured by residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties, and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of commercial real estate loans is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. Construction loans are originated to individuals to finance the construction of residential dwellings and are also originated for the construction of commercial properties, including hotels, apartment buildings, housing developments, and owner-occupied properties used for businesses. Construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Construction loan risks include overfunding in comparison to the plans, untimely completion of work, and leasing and stabilization after project completion. Commercial and industrial loans are generally secured by business assets, inventories, accounts receivable, etc., which present collateral risk. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrual of interest on loans is generally discontinued when it is determined that a reasonable doubt exists as to the collectability of principal, interest, or both. Payments received on nonaccrual loans are applied against principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and current and future payments are reasonably assured.

The Company uses an eight-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are not considered criticized and are aggregated as “pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as loss are considered uncollectable and of such little value that continuance as an asset is not warranted.

In the normal course of business, the Company modifies loan terms for various reasons. These reasons may include a retention strategy to compete in the current interest rate environment, and to extend a loan term and re-amortize to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered a troubled debt restructuring (“TDR”) when the Company has determined that the borrower is experiencing financial difficulties and the Company grants a concession to the borrower. The Company evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination a credit review is performed to assess the ability of the borrower to meet their obligations.

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

All loans designated as TDRs are considered impaired loans and may be in either accruing or non-accruing status. The Company’s policy for recognizing interest income on TDRs does not differ from its overall policy for interest recognition. TDRs are considered to be in payment default if, subsequent to modification, the loans are transferred to nonaccrual status. A loan may be removed from nonaccrual TDR status if it has performed according to its modified terms for at least six consecutive months.

The performance and credit quality of the loan portfolio are also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Loan origination and commitment fees as well as certain direct loan origination costs are deferred and the net amount either accreted or amortized as an adjustment to the related loan’s yield over the contractual lives of the related loans.

The allowance for loan losses (“allowance”) is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance based on potential losses in the current loan portfolio, which includes an assessment of economic conditions, changes in the nature and volume of the loan portfolio, loan loss experience, volume and severity of past due, classified and nonaccrual loans as well as other loan modifications, quality of the Company’s loan review system, the degree of oversight by the Company’s board of directors, existence and effect of any concentrations of credit and changes in the level of such concentrations, effect of external factors, such as competition and legal and regulatory requirements, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. Additions are made to the allowance through periodic provisions charged to income and recovery of principal and interest on loans previously charged-off. Losses of principal are charged directly to the allowance when a loss occurs or when a determination is made that the specific loss is probable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Generally, management considers all substandard-, doubtful-, and loss-rated loans, nonaccrual loans, and TDRs for impairment. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The maximum period without payment that typically can occur before a loan is considered for impairment is 90 days. Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance. This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered nonaccrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exists, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated.

The general allowance component covers pools of homogeneous loans by loan class. Management determines historical loss experience for each segment of loans using the two-year rolling average of the net charge-off data within each segment. Qualitative and environmental factors are also considered that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience, and include levels and trends in delinquency and impaired loans; levels and trends in net charge-offs, trends in volume and terms of loans; change in underwriting, policies, procedures, practices and key personnel; national and local economic trends; industry conditions, and effects of changes in high-risk credit circumstances. The qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in the portfolio and economy. An unallocated component is maintained to cover uncertainties that could affect the Company’s estimate of probable losses.

Loans that were acquired in previous mergers, were recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the acquired loans was estimated by management with the assistance of a third-party valuation specialist.

For performing loans acquired in a merger, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount, which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

The Company grants commercial, residential, and other consumer loans to customers throughout southwestern Pennsylvania in Greene, Washington, Allegheny, Fayette and Westmoreland Counties; West Virginia in Brooke, Marshall, Ohio, Upshur and Wetzel Counties; and Belmont County in Ohio. Although the Company had a diversified loan portfolio at December 31, 2019 and 2018, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties within the tri-state region footprint.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Real Estate Owned

Real estate owned acquired in settlement of foreclosed loans is carried as a component of other assets at the lower of cost or fair value, minus estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against noninterest expense. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. Real estate owned was $233,000 and $917,000 at December 31, 2019 and 2018, respectively. Of these amounts, $53,000 and $46,000 represent residential loans at December 31, 2019 and 2018, respectively. Residential loans in process of foreclosure were $1.1 and $1.4 million at December 31, 2019 and 2018, respectively.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination, the term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date, and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over 6.5 to nine years on the straight-line method. Customer renewal lists are amortized over their estimated useful lives which range from eight to thirteen years.

Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. We perform impairment testing as of October 31, or more frequently if impairment indicators exist. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary.

Determining the fair value of a reporting unit under the goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. In 2019, the Company adopted Accounting Standards Update (“ASU”) 2017-04 whereby the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company has the option of performing a qualitative assessment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually. The quantitative test primarily utilizes market comparisons and recent transactions to determine whether there is goodwill impairment. The Company did not have goodwill impairment as of December 31, 2019 and 2018. However, future events could cause us to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment. Any resulting impairment could have a material adverse impact on the Company’s financial condition and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company operates two reporting units – Community Banking segment and Insurance Brokerage Services segment. The Company has assigned 100 percent of the goodwill to the Community Banking reporting unit.

Mortgage Servicing Rights (“MSRs”)

The Company has agreements for the express purpose of selling loans in the secondary market. Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $100.0 and $99.0 million at December 31, 2019 and 2018, respectively. The Company maintains all servicing rights for these loans. MSRs are recognized when commitments are made to fund a loan to be sold and are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized in proportion to sold mortgages that are serviced and are included in other assets on the accompanying Consolidated Statement of Financial Condition. The carrying value of MSRs was $930,000 and $921,000 at December 31, 2019 and 2018, respectively.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against servicing fee income in other noninterest income in the Consolidated Statement of Income. Amortization of MSRs was $28,000 and $101,000 for the years ended December 31, 2019 and 2018 respectively.

MSRs are evaluated for impairment based on the estimated fair value of the MSRs. MSRs are stratified by certain risk characteristics, primarily loan term and note rate. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the estimated fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced. For the year ended December 31, 2019, there was temporary impairment of $71,000. There was no impairment for the year ended December 31, 2018.

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

Earnings Per Share

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing the reported net income as the numerator and weighted average shares outstanding as the denominator. The computation of diluted earnings per share differs in that the denominator is adjusted for the dilutive effects of any options and convertible securities. Treasury shares are not deemed outstanding for earnings per share calculations.

Stock-Based Compensation

In 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term financial success of the Company by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders through the ownership of additional common stock of the Company. The effective date of the Plan is May 20, 2015, which was the date the Plan satisfied the applicable stockholder approval requirement. The Plan shall remain in effect as long as any awards are outstanding, provided, however, that no awards may be granted under the Plan after the day immediately prior to the ten-year anniversary of the effective date of May 20, 2015. All of the Company’s directors and employees are eligible to participate in the Plan. The Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-qualified stock options or incentive stock options, restricted stock awards or restricted stock units. The Plan reserved an aggregate number of 407,146 shares, of which two-thirds of the shares (271,431) may be issued as stock options and one-third of the shares (135,715) may be issued as restricted stock awards or units. Restricted stock awards or units can be issued above the one-third threshold provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit granted above the one-third threshold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC Topic 718, Compensation – Stock Compensation, requires recognizing the compensation cost in the financial statements for stock-based payment transactions. Stock option expense is measured based on the grant date fair value of the stock options issued. The per share fair value of stock options granted is calculated using the Black-Scholes-Merton option pricing model, using assumptions for expected life, expected dividend rate, risk-free interest rate and an expected volatility. The Company uses the simplified method to determine the expected term because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The stock option exercise price is equal to the market value on the date of grant. Restricted stock award expense is measured based on the market price of the Company’s common stock at the date of the grant. Unrecognized compensation expense is recognized ratably over the remaining service period, generally defined as the vesting period, for all nonvested restricted stock awards and stock options. Restricted stock awards and stock options are typically granted with a five-year vesting period at a vesting rate of 20% per year. The contractual life of stock options is typically 10 years from the date of grant.

Cash Flow Information

The Company has defined cash equivalents as those amounts due from depository institutions, interest-bearing deposits with other banks with maturities of less than 90 days, and federal funds sold.

Advertising Costs

Advertising costs are expensed as incurred.

Recognition of a Prior Period Error

In April 2018, the Company discovered an error with the collateral position on a commercial and industrial classified loan relationship that had occurred in April 2017. This error resulted in the loss of the Company’s first lien position, leaving the loan with insufficient collateral. The Company corrected the error by recording a specific reserve and recognizing an additional $300,000 (pre-tax) of provision for loan losses for 2018. As a result of this error, the Company’s 2018 pre-tax income was understated by $300,000, income tax expense was understated by $63,000, net income was understated by $237,000, and earnings per share were understated by $0.06 per share. The Company’s 2017 results were overstated by these same amounts. Management of the Company evaluated this error under the accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 250, Accounting Changes and Error Corrections and concluded that the effect of the error was immaterial to the Company’s 2018 and 2017 consolidated financial statements.

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

Recent Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2018-15 was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. This guidance will become effective for the Company beginning in the first quarter 2020, with early adoption permitted. The Company does not expect adoption of this ASU to have a material impact on the Company's consolidated statement of financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 modifies disclosure requirements on fair value measurements. This ASU removes requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that disclosure regarding measurement uncertainty is intended to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for the Company beginning in the first quarter 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively, while all other amendments should be applied retrospectively for all periods presented. The Company does not expect adoption of this ASU to have a material impact on the Company's consolidated statement of financial condition or results of operations.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 is effective with ASU 2016-02, as amended. The amendments in ASU 2018-01 are as follows: provide an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old lease standards; and clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard. ASU 2016-02 will require lessees to recognize a right-of-use (“ROU”) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Both the ROU asset and lease liability are initially measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, depends on the classification of the lease as either a finance or an operating lease. Accounting by lessors remains largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is applied as of the beginning of the earliest period presented using a modified retrospective approach. The Company adopted the provisions of ASU 2016-02 effective January 1, 2019 using an optional transition method, which increased assets and liabilities approximately $1.7 million at the time of adoption. The ROU assets are reported on the accrued interest and other assets line and the related lease liabilities on the accrued interest and other liabilities line on the Consolidated Statement of Financial Condition. The current period adoption recognized the use of practical measures that permitted the Company not to reevaluate prior assumptions regarding the identification and classification of leases. In addition, the Company elected the practical expedient of not separating lease and nonlease components. The operating leases have a fixed payment for rent and, in some cases, the Company shares in the variable payment for common area maintenance, such as property taxes, utilities and general upkeep, which is considered a nonlease component. See Note 15 – Operating Leases for additional details.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (“EPS”) data are required to adjust their basic EPS calculation for the effect of the feature when triggered and must also recognize the effect of the trigger within equity. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company adopted the provisions of ASU 2017-11 effective January 1, 2019 and the adoption did not have a material impact on the Company's consolidated financial condition or results of operations.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the second step of the goodwill impairment test. Instead, an entity applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted, and is to be applied on a prospective basis. The Company elected to early adopt the provisions of ASU 2017-04 effective October 31, 2019 and the adoption did not have a material impact on the Company's consolidated statement of financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP; and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU requires that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, debt securities, trade receivables, net investments in leases, off balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 was originally effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, including the Company, resulting in a required implementation date for the Company of January 1, 2023. Early adoption will continue to be permitted. The Company is evaluating the impact of this ASU and expects to recognize a one-time adjustment to the allowance for loan losses upon adoption, but we cannot yet determine the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial condition or results of operation.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted the provisions of ASU 2016-01 in the first quarter of 2018. As of January 1, 2018, there was a one-time $40,000 net cumulative fair value adjustment that was reclassified within the Statement of Changes in Stockholders’ Equity. This fair value adjustment will fluctuate between reporting periods and is based on market conditions. The fair value adjustment recognized for equity securities was a net gain of $190,000 and net loss of $63,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE 2—MERGER

Effective April 30, 2018, the Company completed the merger with First West Virginia Bancorp, Inc. (“FWVB”), the holding company for Progressive Bank, N.A. (“PB”), a national association. In addition, effective April 30, 2018, PB merged into the Bank. The FWVB merger enhanced the Bank’s exposure into the core of the Tri-State region with the addition of seven branches in West Virginia and one branch in Eastern Ohio. The FWVB merger value was approximately $51.3 million. In connection with the FWVB merger, the Company issued 1,317,647 shares of common stock based on the Company’s closing stock price on April 30, 2018, of $31.9068, and paid cash consideration of $9.8 million in exchange for all the outstanding shares of FWVB common stock.

Merger-related expenses are recorded in the Consolidated Statement of Income and include costs relating to the Company’s acquisition of FWVB, as described above. These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization. Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. There were approximately $1.2 million of cumulative merger-related expenses, of which $854,000 was recorded in the Consolidated Statement of Income for the year ended December 31, 2018. As of the date of merger, FWVB had approximately $334.0 million of assets, $96.8 million of loans, and $282.9 million of deposits held across a network of 8 branches. After the merger, the Company stockholders and FWVB stockholders owned approximately 76% and 24% of the combined company, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The FWVB merger was accounted for as an acquisition in accordance with the acquisition method of accounting as detailed in ASC Topic 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. To the extent we did not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we engaged third-party valuation specialists to assist us in determining such values. The results of the fair value evaluation generated goodwill and intangible assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual obligations or other legal rights.

The assets acquired and liabilities assumed of FWVB were recorded on the Company’s Consolidated Statement of Financial Condition at their estimated fair values as of April 30, 2018. Based on a purchase price allocation, the Company recorded $23.5 million in goodwill and $9.1 million in core deposit intangibles related to FWVB acquisition. The goodwill of $23.5 million is included in the Community Banking segment. In addition, the goodwill is not deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange.

The fair values of major classes of assets acquired and liabilities assumed in the FWVB merger are as follows (dollars in thousands):

December 31,
2018
Consideration Paid:
Cash Paid for Redemption of FWVB Common Stock	$9,801
CB Financial Common Stock Issued in Exchange for FWVB Common Stock	41,527
Total Consideration Paid	51,328

Assets Acquired:
Cash and Cash Equivalents	30,433
Net Loans	95,456
Investment Securities	187,628
Premises and Equipment	3,712
Bank Owned Life Insurance	4,212
Core Deposit Intangible	9,127
Deferred Tax Assets	1,324
Other Assets	3,030
Total Assets Acquired	334,922

Liabilities Assumed:
Deposits	281,620
Borrowings	22,329
Other Liabilities	3,117
Total Liabilities Assumed	307,066
Total Identifiable Net Assets	27,856
Goodwill Recognized	$23,472

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

As part of the FWVB merger agreement, the Company identified employees from FWVB who would be retained and estimated a severance cost of $100,000 if those employees were terminated without cause within the first year of the merger. For the year ended December 31, 2019, the Company incurred $52,000 in severance cost. In accordance with U.S. GAAP, the $48,000 severance accrual that was remaining as of the one-year anniversary of the merger was reversed and recorded as an offset to compensation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Years Ended December 31,
	2019	2018
Weighted-Average Common Shares Outstanding	5,680,993	5,247,794
Average Treasury Stock Shares	(246,344)	(265,980)
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	5,434,649	4,981,814
Additional Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	14,112	49,316
Weighted-Average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	5,448,761	5,031,130

Earnings per share:
Basic	$2.64	$1.42
Diluted	2.63	1.40

The dilutive effect on average shares outstanding is the result of stock options outstanding and restricted stock. Options to purchase 246,153 and 248,006 shares of common stock at a weighted average exercise price of $24.36 and $24.39 were outstanding at December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, options to purchase 87,071 and 39,403 shares of common stock, respectively were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the period, therefore the effect would be antidilutive.

On April 30, 2018, the Company issued 1,317,647 shares of common stock to complete the FWVB merger. These shares are included in weighted average common shares outstanding beginning on that date.

NOTE 4—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale as of December 31, 2019 and 2018, are as follows:

	(Dollars in thousands)
	2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt Securities
U.S. Government Agencies	$47,993	$227	$(164)	$48,056
Obligations of States and Political Subdivisions	25,026	819	(2)	25,843
Mortgage-Backed Securities - Government-Sponsored Enterprises	118,282	2,601	(107)	120,776
Total Debt Securities	$191,301	$3,647	$(273)	194,675

Marketable Equity Securities
Mutual Funds				997
Other				1,713
Total Marketable Equity Securities				2,710
Total Available-for-Sale Securities				$197,385

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt Securities
U.S. Government Agencies	$82,506	$160	$(2,087)	$80,579
Obligations of States and Political Subdivisions	44,737	230	(366)	44,601
Mortgage-Backed Securities - Government-Sponsored Enterprises	97,535	582	(346)	97,771
Total Debt Securities	$224,778	$972	$(2,799)	222,951

Marketable Equity Securities
Mutual Funds				968
Other				1,490
Total Marketable Equity Securities				2,458
Total Available-for-Sale Securities				$225,409

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018:

	(Dollars in thousands)
	2019
	Less than 12 months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Government Agencies	6	$16,116	$(83)	6	$13,938	$(81)	12	$30,054	$(164)
Obligations of States and Political Subdivisions	-	-	-	1	509	(2)	1	509	(2)
Mortgage-Backed Securities - Government Sponsored Enterprises	7	20,003	(104)	1	1,711	(3)	8	21,714	(107)
Total	13	$36,119	$(187)	8	$16,158	$(86)	21	$52,277	$(273)

	2018
	Less than 12 months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
U.S. Government Agencies	-	$-	$-	23	$65,450	$(2,087)	23	$65,450	$(2,087)
Obligations of States and Political Subdivisions	24	13,212	(133)	25	11,918	(233)	49	25,130	(366)
Mortgage-Backed Securities - Government Sponsored Enterprises	-	-	-	9	13,874	(346)	9	13,874	(346)
Total	24	$13,212	$(133)	57	$91,242	$(2,666)	81	$104,454	$(2,799)

For debt securities, the Company does not believe any individual unrealized loss as of December 31, 2019, represents an other-than-temporary impairment. The securities that are temporarily impaired at December 31, 2019 and 2018, relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

Investment securities available-for-sale with a carrying value of $151.2 million and $126.1 million at December 31, 2019 and 2018, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled maturities of investment securities available-for-sale at December 31, 2019, are summarized as follows:

	(Dollars in thousands)
	2019
	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in One Year or Less	$2,035	$2,039
Due after One Year through Five Years	46,436	46,510
Due after Five Years through Ten Years	26,017	26,598
Due after Ten Years	116,813	119,528
Total	$191,301	$194,675

Sales of available-for-sale investment securities in 2019 resulted in gross gains of $62,000 and gross losses for $112,000. The realized loss on the sale of securities was by design to mitigate investment-credit risk and to reinvest in higher yielding, longer-term investments as well as to mitigate call risk in a declining interest rate environment.

Sales of available-for-sale investments due to the FWVB merger were $80.3 million and sold at their fair market value on the day of the merger and according to purchase accounting guidance and ASC Topic 805 – Business Combinations, no gain or loss on sale was recognized.

The following table shows the Company’s available-for-sale obligations of states, municipalities, and political subdivisions and their sources of repayment as of December 31, 2019 and 2018, respectively:

	(Dollars in thousands)
	2019		2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
General Obligation:
Pennsylvania Municipalities:
School	$12,724	$12,862	$27,319	$27,143
Public Improvement	1,850	1,893	3,532	3,508
Other State Municipalities:
School	2,562	2,700	4,296	4,277
Public Improvement	5,319	5,617	5,321	5,370
Total General Obligation	22,455	23,072	40,468	40,298

Special Revenue
Pennsylvania Political Subdivisions:
Other	441	468	2,144	2,133
Other State Political Subdivisions:
Public Improvement	331	360	330	342
Other	1,799	1,943	1,795	1,828
Total Special Revenue	2,571	2,771	4,269	4,303
Total Obligations of States and Political Subdivisions	$25,026	$25,843	$44,737	$44,601

Despite sales in the current year, the Company still maintains a concentration of obligations of municipal and political subdivisions in the Commonwealth of Pennsylvania (“Commonwealth”), primarily in obligations of school districts. These investments are not concentrated geographically within any region of the Commonwealth as they are disbursed over the entire Commonwealth. School district bonds are backed by the individual school districts and also by the Commonwealth via an enhanced rating under the State Aid Withholding Program, Intercept Program or Act 50 in the Commonwealth. In addition, most investments in this area also have credit support from various insuring agencies. In addition, due to the FWVB merger, obligations of municipal and political subdivisions in other states outside the Commonwealth were acquired. The main concentration of out of state obligations of municipal and political subdivisions are in Texas, Ohio, Minnesota, and New York.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5—LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the major classifications of loans as of December 31, 2019 and 2018:

	(Dollars in thousands)
	2019	2018
Real Estate:
Residential	$347,766	$326,769
Commercial	351,360	307,064
Construction	35,605	48,824
Commercial and Industrial	85,586	91,463
Consumer	113,637	122,241
Other	18,542	16,511
Total Loans	952,496	912,872
Allowance for Loan Losses	(9,867)	(9,558)
Loans, Net	$942,629	$903,314

Total unamortized net deferred loan fees were $907,000 and $926,000 at December 31, 2019 and 2018, respectively.

Loans summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of December 31, 2019 and 2018, are as follows:

	(Dollars in thousands)
	2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$343,851	$1,997	$1,918	$-	$347,766
Commercial	335,436	12,260	3,664	-	351,360
Construction	33,342	2,263	-	-	35,605
Commercial and Industrial	75,201	7,975	1,691	719	85,586
Consumer	113,527	-	110	-	113,637
Other	18,452	90	-	-	18,542
Total Loans	$919,809	$24,585	$7,383	$719	$952,496

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$323,362	$1,922	$1,485	$-	$326,769
Commercial	292,233	12,476	1,184	1,171	307,064
Construction	45,522	2,902	400	-	48,824
Commercial and Industrial	81,534	8,618	244	1,067	91,463
Consumer	122,158	-	83	-	122,241
Other	16,408	103	-	-	16,511
Total Loans	$881,217	$26,021	$3,396	$2,238	$912,872

At December 31, 2019 and 2018, there were no loans in the criticized category of loss.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2019 and 2018:

	(Dollars in thousands)
	2019
		30-59	60-89	90 Days
	Loans	Days	Days	Or More	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
Real Estate:
Residential	$342,010	$3,462	$281	$196	$3,939	$1,817	$347,766
Commercial	351,104	22	-	-	22	234	351,360
Construction	35,605	-	-	-	-	-	35,605
Commercial and Industrial	84,280	388	178	-	566	740	85,586
Consumer	112,438	923	140	26	1,089	110	113,637
Other	18,542	-	-	-	-	-	18,542
Total Loans	$943,979	$4,795	$599	$222	$5,616	$2,901	$952,496

	2018
		30-59	60-89	90 Days
	Loans	Days	Days	Or More	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
Real Estate:
Residential	$322,372	$1,782	$137	$324	$2,243	$2,154	$326,769
Commercial	306,721	161	182	-	343	-	307,064
Construction	48,824	-	-	-	-	-	48,824
Commercial and Industrial	90,151	268	-	-	268	1,044	91,463
Consumer	120,747	1,337	71	3	1,411	83	122,241
Other	16,511	-	-	-	-	-	16,511
Total Loans	$905,326	$3,548	$390	$327	$4,265	$3,281	$912,872

Total unrecorded interest income related to nonaccrual loans was $74,000 and $66,000 for year ended December 31, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the loans considered impaired and evaluated for impairment as of December 31, 2019 and 2018, are as follows:

	(Dollars in thousands)
	2019
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
With No Related Allowance Recorded:
Real Estate:
Residential	$549	$-	$553	$494	$20
Commercial	3,058	-	3,077	3,335	177
Commercial and Industrial	133	-	135	156	6
Total With No Related Allowance Recorded	$3,740	$-	$3,765	$3,985	$203

With A Related Allowance Recorded:
Real Estate:
Commercial	$1,646	$274	$1,646	$1,702	$81
Commercial and Industrial	2,378	610	2,529	2,448	113
Total With A Related Allowance Recorded	$4,024	$884	$4,175	$4,150	$194

Total Impaired Loans:
Real Estate:
Residential	$549	$-	$553	$494	$20
Commercial	4,704	274	4,723	5,037	258
Commercial and Industrial	2,511	610	2,664	2,604	119
Total Impaired Loans	$7,764	$884	$7,940	$8,135	$397

	2018
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
With No Related Allowance Recorded:
Real Estate:
Residential	$1,283	$-	$1,286	$1,316	$67
Commercial	4,016	-	4,016	3,494	197
Commercial and Industrial	382	-	394	403	5
Total With No Related Allowance Recorded	$6,081	$-	$6,096	$5,679	$294

With A Related Allowance Recorded:
Real Estate:
Commercial	$718	$219	$718	$745	$43
Commercial and Industrial	1,082	793	1,187	1,209	63
Total With A Related Allowance Recorded	$1,800	$1,012	$1,905	$1,954	$106

Total Impaired Loans:
Real Estate:
Residential	$1,283	$-	$1,286	$1,316	$67
Commercial	4,734	219	4,734	4,239	240
Commercial and Industrial	1,464	793	1,581	1,612	68
Total Impaired Loans	$7,881	$1,012	$8,001	$7,633	$400

TDRs typically are the result of loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms and extension of maturity date. Loans classified as TDRs consisted of 16 and 12 loans totaling $3.0 and $3.6 million as of December 31, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2019, one residential real estate TDR loan paid off. During the year ended December 31, 2018, one commercial and industrial TDR loan was fully charged-off due to declining financial information. In addition, two commercial real estate TDR loans, a commercial and industrial TDR loan, a residential mortgage loan acquired as part of the FWVB merger, and a consumer TDR loan paid off in-full.

Other than the one commercial and industrial TDR loan that was fully charged-off due to declining financial information during the year ended December 31, 2018, no TDRs subsequently defaulted during the years ended December 31, 2019 and 2018, respectively.

The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated.

	(Dollars in thousands)
	Year Ended December 31, 2019
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
Real Estate
Residential	3	$175	$175	$-
Commercial	2	426	426	-
Total	5	$601	$601	$-

	Year Ended December 31, 2018
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
Real Estate
Residential	$1	$7	$7	$-
Commercial and Industrial	1	161	161	-
Total	2	$168	$168	$-

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

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated (dollars in thousands).

Accretable Discount
Balance at December 31, 2017	$760
Accretable Discount Related to FWVB Merger	1,348
Accretable Yield	(299)
Adjustment due to Unexpected Early Payoffs	98
Nonaccretable Premium	5
Balance at December 31, 2018	1,912
Accretable Yield	(284)
Balance at December 31, 2019	$1,628

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are loan customers of the Company. Such loans are made in the normal course of business, and summarized as follows:

	(Dollars in thousands)
	2019	2018
Balance, January 1	$6,234	$7,173
Additions	5,875	2,000
Payments	(1,307)	(2,939)
Balance, December 31	$10,802	$6,234

The activity in the allowance for loan loss summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment as of December 31, 2019 and 2018 is summarized below:

	(Dollars in thousands)
	2019
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Beginning Balance	$1,050	$2,693	$395	$2,807	$2,027	$-	$586	$9,558
Charge-offs	(96)	-	-	(16)	(609)	-	-	(721)
Recoveries	12	73	-	85	135	-	-	305
Provision	1,057	444	(110)	(464)	(136)	-	(66)	725
Ending Balance	$2,023	$3,210	$285	$2,412	$1,417	$-	$520	$9,867
Individually Evaluated for Impairment	$-	$274	$-	$610	$-	$-	$-	$884
Collectively Evaluated for Potential Impairment	$2,023	$2,936	$285	$1,802	$1,417	$-	$520	$8,983

	2018
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
Beginning Balance	$891	$2,289	$276	$2,544	$2,358	$-	$438	$8,796
Charge-offs	(64)	-	-	(1,456)	(597)	-	-	(2,117)
Recoveries	28	168	-	5	153	-	-	354
Provision	195	236	119	1,714	113	-	148	2,525
Ending Balance	$1,050	$2,693	$395	$2,807	$2,027	$-	$586	$9,558
Individually Evaluated for Impairment	$-	$219	$-	$793	$-	$-	$-	$1,012
Collectively Evaluated for Potential Impairment	$1,050	$2,474	$395	$2,014	$2,027	$-	$586	$8,546

The increase in the allowance for loan loss in the residential and commercial real estate categories was primarily driven by volume as well as an increase in qualitative factors related to changes in trends and concentrations within the segments. In addition, while the majority of the charge-offs in the current year were related to indirect loans in the consumer portfolio, the allowance for loan loss in the consumer category declined from a year-over-year decrease in segment balance and a decrease in qualitative factors primarily from instituting more conservative indirect underwriting standards to improve the credit quality of the portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of December 31, 2019 and 2018:

	(Dollars in thousands)
	2019
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Total
Individually Evaluated for Impairment	$549	$4,704	$-	$2,511	$-	$-	$7,764
Collectively Evaluated for Potential Impairment	347,217	346,656	35,605	83,075	113,637	18,542	944,732
	$347,766	$351,360	$35,605	$85,586	$113,637	$18,542	$952,496

	2018
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Total
Individually Evaluated for Impairment	$1,283	$4,734	$400	$1,464	$-	$-	$7,881
Collectively Evaluated for Potential Impairment	325,486	302,330	48,424	89,999	122,241	16,511	904,991
	$326,769	$307,064	$48,824	$91,463	$122,241	$16,511	$912,872

NOTE 6—PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	(Dollars in thousands)
	2019	2018

Land	$3,833	$3,808
Building	25,172	25,305
Leasehold Improvements	1,623	1,653
Furniture, Fixtures, and Equipment	11,601	11,543
Fixed Assets in Process	65	54
	42,294	42,363
Less Accumulated Depreciation and Amortization	(20,012)	(18,915)
Total Premises and Equipment	$22,282	$23,448

Depreciation and amortization expense on premises and equipment was $1.2 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

NOTE 7—CORE DEPOSIT INTANGIBLE & GOODWILL

A summary of core deposit intangible assets is as follows (dollars in thousands):

Carrying
Amount
Balance at December 31, 2017	$3,285
Addition of Core Deposit Intangible from FWVB Merger	9,126
Amortization Expense	(1,477)
Balance at December 31, 2018	10,934
Amortization Expense	(1,939)
Balance at December 31, 2019	$8,995

Core deposit intangible assets related to the FWVB merger totaled $9.1 million, with an estimated life of approximately 6.5 years, and the FedFirst merger totaled $5.0 million, with an estimated life of approximately nine years. Amortization expense on the core deposit intangible is expected to be approximately $1.9 million per year and is expected to total approximately $9.7 million over the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a reconciliation of the changes in goodwill (dollars in thousands):

Carrying
Amount
Balance at December 31, 2017	$4,953
Goodwill from the FWVB merger	23,472
Balance at December 31, 2018 and 2019	$28,425

The total amount of goodwill above has been allocated solely to the Community Banking segment.

NOTE 8—DEPOSITS

The following table shows the maturities of time deposits for the next five years and beyond as of December 31, 2019 (dollars in thousands):

2019
2020	$83,621
2021	61,902
2022	22,002
2023	40,326
2024	6,660
Beyond 2024	5,245
Total	$219,756

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $69.3 million and $68.0 million as of December 31, 2019 and 2018, respectively.

Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are deposit customers of the Company. The total deposits of directors and executive officers was $5.7 and $5.4 million as of December 31, 2019 and 2018, respectively.

NOTE 9—SHORT-TERM BORROWINGS

The following table sets forth the components of short-term borrowings for the years indicated.

	(Dollars in thousands)
	2019		2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Federal Funds Purchased:
Average Balance Outstanding During the Period	$-	-%	$37	2.70%
Maximum Amount Outstanding at any Month End	-		1,500

FHLB Borrowings:
Average Balance Outstanding During the Period	-	-	19,726	1.86
Maximum Amount Outstanding at any Month End	-		98,960

Securities Sold Under Agreements to Repurchase:
Balance at Period End	30,571	0.57	30,979	0.54
Average Balance Outstanding During the Period	29,976	0.62	29,300	0.53
Maximum Amount Outstanding at any Month End	34,197		35,661

Securities Collateralizing the Agreements at Period-End:
Carrying Value	37,584		48,131
Market Value	37,873		47,083

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—OTHER BORROWED FUNDS

Other borrowed funds consist of fixed rate, long-term advances from the FHLB with remaining maturities as follows:

	(Dollars in thousands)
	2019		2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Due in One Year	$6,000	1.97%	$6,000	1.78%
Due After One Year to Two Years	5,000	2.18	6,000	1.97
Due After Two Years to Three Years	3,000	2.23	5,000	2.18
Due After Three Years to Four Years	-	-	3,000	2.41
Total	$14,000	2.10	$20,000	2.03

The Bank maintains a credit arrangement with the FHLB with a maximum borrowing limit of approximately $374.8 and $373.4 million as of December 31, 2019 and 2018, respectively. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential and commercial mortgage loans and the Bank’s investment in FHLB stock. Under this arrangement the Bank had available a variable rate line of credit in the amount of $147.0 million as of December 31, 2019 and 2018, respectively, of which, there was no outstanding balance as of December 31, 2019 and 2018.

The Bank maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $90.9 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of December 31, 2019 and 2018, respectively. In 2018, there was a total increase of $20.0 million in multiple line of credit agreements due to the FWVB merger. As of December 31, 2019 and 2018, no draws had been taken on these credit facilities.

The Company is not a party to any credit arrangements.

NOTE 11—INCOME TAXES

Reconciliation of income tax provision for the years ended December 31, 2019 and 2018 are as follows:

	(Dollars in thousands)
	2019	2018
Current Payable	$2,343	$515
Deferred (Benefit) Expense	(614)	1,023
Total Provision	$1,729	$1,538

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are as follows:

	(Dollars in thousands)
	2019	2018
Deferred Tax Assets:
Allowance for Loan Losses	$2,117	$2,063
Non-Accrual Loan Interest	24	39
Amortization of Intangibles	76	72
Tax Credit Carryforwards	1,207	2,010
Unrealized Loss of AFS - Merger Tax Adjustment	812	894
Postretirement Benefits	27	30
Net Unrealized Loss on Securities	-	383
Stock-Based Compensation Expense	42	28
Gas Lease - Deferred Revenue	130	-
Accrued Payroll	-	44
OREO	48	121
Purchase Accounting Adjustments - Acquired Loans	348	413
Lease Liability	278	-
Deferred Compensation	-	55
Other	-	31
Gross Deferred Tax Assets Before Valuation Allowance	5,109	6,183
100% Valuation Allowance - AMT Tax Credit Carryforward (1)	-	(1,311)
Gross Deferred Tax Assets	5,109	4,872
Deferred Tax Liabilities:
Deferred Origination Fees and Costs	320	292
Discount Accretion	52	-
Tax Reserve	45	-
Depreciation	892	714
Net Unrealized Gain on Securities	725	-
Net Unrealized Gain on Equity Securities	41	-
Mortgage Servicing Rights	199	198
ROU Asset	277	-
Purchase Accounting Adjustment - Core Deposit Intangible	1,930	2,361
Purchase Accounting Adjustments - Fixed Assets	292	321
Purchase Accounting Adjustments - Certificates of Deposit	16	175
Goodwill	413	412
Other	2	-
Gross Deferred Tax Liabilities	5,204	4,473
Net Deferred Tax Assets (Liabilities)	$(95)	$399

(1)	100% valuation allowance for AMT tax credit carryforward acquired in the FWVB merger. See below narrative for further explanation.

While the Tax Cuts and Jobs Act (“Tax Act”) enacted in 2017 was the first major overhaul of the Internal Revenue Code (“IRC”) in the last 30 years, it had many items that were left unaddressed once certain tax deadlines passed and for which no formal regulations had been issued as of December 31, 2018. One of these unaddressed tax deadlines was the expiration of the alternative minimum tax (“AMT”) credit carryforward after the 2021 tax year. Pre–Tax Act regulations allowed for AMT credits to carryforward infinitely. As of December 31, 2018, it was determined that an AMT credit carryforward of approximately $1.3 million, acquired in the FWVB merger on April 30, 2018, would remain unutilized as of December 31, 2021 as a result of IRC Section 382 and 383 annual limitations. As a result of the uncertainty of the utilization of the AMT credit carryforwards post-2021, a valuation allowance (“VA”) was established for the AMT credit carryforward deferred tax asset (“DTA”) balance of $1.3 million, which was offset against goodwill at December 31, 2018. This is in accordance with ASC Topic 805 – Business Combinations, due to the AMT credit carryforward being realized under current tax law and minimal possibility of utilization as of the 2021 tax year, deemed to have no current value and offset into goodwill as a purchase accounting adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of the year ended December 31, 2019, the IRS issued clarifying guidance under IRC Section 382(h) that provided an alternative approach to calculating unrealized built-in gains (“UBIGs”) related to the FWVB acquisition that impact annual Section 382 limitations. This approach is referred to as the “Section 338” approach and allows for the “realization” of UBIGs based on a “deemed asset acquisition” method, rather than “actual realization”, which accelerates UBIGs utilization and increases the annual Section 382 limitations. The Company performed an analysis of its built-in gains associated with the FWVB acquisition and elected to change its approach from the Section 1374 approach to the Section 338 approach in determining its annual limitations under section 382 and 383. As a result of this analysis as well as consideration of a number of factors, including the Company's current profitability, its forecast of future profitability, and evaluation of existing tax regulations related to NOL and AMT credit carryforwards, the Company concluded that it was more likely than not that it will generate sufficient taxable income within the applicable carryforward periods to realize its net operating loss (“NOL”) and AMT credit carryforwards by December 31, 2021. Therefore, the Company recognized an income tax benefit of $1.3 million related to the reversal of 100% of the VA for the AMT credit carryforward. No other VA was established against the remaining DTA in view of the Company’s cumulative history of earnings and anticipated future taxable income as evidenced by the Company’s earnings potential at December 31, 2019 and 2018.

Deferred taxes at December 31, 2019 and 2018, are included in other assets in the accompanying Consolidated Statement of Financial Condition.

A reconciliation of the federal income tax expense at statutory income tax rates and the actual income tax expense on income before taxes is shown below:

	(Dollars in thousands)
	2019		2018
		Percent of		Percent of
		Pre-tax		Pre-tax
	Amount	Income	Amount	Income

Provision at Statutory Rate	$3,372	21.0%	$1,804	21.0%
State Taxes (Net of Federal Benefit)	155	1.0	98	1.1
Tax-Free Income	(324)	(2.0)	(312)	(3.6)
BOLI Income	(118)	(0.7)	(197)	(2.3)
Merger Expenses	-	-	54	0.6
Stock Options - ISO	35	0.2	38	0.5
Reversal of the AMT Tax Credit Carryforward VA	(1,311)	(8.2)	-	-
Other	(80)	(0.5)	53	0.6
Actual Tax Expense and Effective Rate	$1,729	10.8%	$1,538	17.9%

The Company’s federal, Pennsylvania and West Virginia income tax returns are no longer subject to examination by applicable tax authorities for years before 2016. As of December 31, 2019 and 2018, there were no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. There were no interest or penalties accrued at December 31, 2019 and 2018.

NOTE 12—EMPLOYEE BENEFITS

SAVINGS AND PROFIT SHARING PLAN

The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4% of an employee’s contribution at the rate of $0.25 on the dollar. All employees who are over the age of 18 and completed six months of employment are eligible to participate in the plan. The Company made contributions of $199,000 and $172,000 for the years ended December 31, 2019 and 2018, respectively, to this plan. The 401(k) Plan includes a “safe harbor” provision and a discretionary retirement contribution. The Company made contributions of $706,000 and $752,000 for the “safe harbor” provision and discretionary retirement contribution for the years ended December 31, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 EQUITY INCENTIVE PLAN AND STOCK OPTION PLANS

Details of the restricted stock awards and stock option grant under the 2015 Equity Incentive Plan are summarized as follows for the years ended December 31, 2019 and 2018 as follows.

	2019	2018
Number of Restricted Shares Granted	33,350	18,750
Weighted Average Grant Date Common Stock Price	$30.32	$25.45
Restricted Shares Market Value Before Tax	1,011,000	477,000

Number of Stock Options Granted	5,000	-
Stock Options Market Value Before Tax	$18,000	-

Stock option pricing assumptions
Expected Life in Years	6.5	-
Expected Dividend Yield	4.07%	-
Risk-free Interest Rate	2.3%	-
Expected Volatility	23.3%	-
Weighted Average Grant Date Fair Value	$3.52	$-

The Company generally recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $323,000 and $482,000 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, total unrecognized compensation expense was $363,000 and $596,000, respectively, related to stock options, and $1.4 million and $473,000 related to restricted stock awards. The Company accrued tax benefit for non-qualified stock options of $11,000 and $12,000 for the years ended December 31, 2019 and 2018, respectively.

Intrinsic value represents the amount by which the fair value of the underlying stock at December 31, 2019 and 2018, exceeds the exercise price of the stock options. The intrinsic value of stock options was $1.4 million and $409,000 at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, respectively, there were 13,359 and 12,306 shares available under the Plan to be issued in connection with the exercise of stock options, and 60,124 and 93,074 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents stock option data for the years indicated:

	2019			2018
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at beginning of year	248,006	$24.39	7.5	263,640	$24.33	8.5
Granted	5,000	23.60		-	-
Exercised	(800)	22.25		(9,319)	22.84
Forfeited	(6,053)	25.57		(6,315)	23.99
Outstanding at end of year	246,153	24.36	6.5	248,006	24.39	7.5

Exercisable at end of year	167,974	23.70	6.3	119,878	23.44	7.2

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested at end of year	78,179	$25.76	7.0	128,128	$25.28	7.7

The following table presents restricted stock award data at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested at December 31, 2017	8,250	$30.75	1.0
Granted	18,750	25.45	5.0
Vested	(8,250)	(30.75)	(1.0)
Nonvested at December 31, 2018	18,750	$25.45	5.0
Granted	33,350	30.32	9.9
Vested	(1,800)	25.45	(4.0)
Forfeited	(400)	25.45	-
Nonvested at December 31, 2019	49,900	$28.70	7.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unused and available credit balances of financial instruments whose contracts represent credit risk at December 31, 2019 and 2018 are as follows:

	(Dollars in thousands)
	2019	2018
Standby Letters of Credit	$42,041	$37,559
Performance Letters of Credit	2,521	3,544
Commitments to Extend Credit	-	2,783
Construction Mortgages	59,689	56,691
Personal Lines of Credit	6,456	6,186
Overdraft Protection Lines	6,415	6,140
Home Equity Lines of Credit	20,560	21,520
Commercial Lines of Credit	102,422	74,602
	$240,104	$209,025

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

Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company has recorded no liability associated with standby letters of credit as of December 31, 2019 and 2018.

NOTE 14—REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2019, that the Bank met all capital adequacy requirements to which it was subject at that date.

As of December 31, 2019, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital ratios are presented in the following table, which shows that it met all regulatory capital requirements at December 31, 2019 and 2018.

	(Dollars in thousands)
	December 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$101,703	11.43%	$96,985	11.44%
For Capital Adequacy Purposes	40,050	4.50	38,137	4.50
To Be Well Capitalized	57,851	6.50	55,086	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	101,703	11.43	96,985	11.44
For Capital Adequacy Purposes	53,401	6.00	50,849	6.00
To Be Well Capitalized	71,201	8.00	67,799	8.00

Total Capital (to Risk-Weighted Assets)
Actual	111,570	12.54	106,543	12.57
For Capital Adequacy Purposes	71,201	8.00	67,799	8.00
To Be Well Capitalized	89,001	10.00	84,748	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	101,703	7.85	96,985	7.82
For Capital Adequacy Purposes	51,838	4.00	49,637	4.00
To Be Well Capitalized	64,798	5.00	62,046	5.00

NOTE 15—OPERATING LEASES

The Company evaluates all contracts at commencement to determine if a lease is present. In accordance with ASC Topic 842, leases are defined as either operating or finance leases. The Company identified 12 lease contracts as of ASC Topic 842 adoption date, January 1, 2019. All lease contracts were classified as operating leases and created operating ROU assets and corresponding lease liabilities on the balance sheet. The leases are ROU assets of land and building for branch and loan production locations. The Company adopted ASC Topic 842 using the prospective method approach to all identified lease contracts or agreements, which permitted the Company to not restate comparative periods. In addition, since there were no readily determinable rates implicit in the operating leases, the incremental borrowing rate based on the lease term was used upon lease inception or as of the January 1, 2019 transition date. Rental expense was $808,000 for the year ended December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the ROU assets, lease expense, weighted average term, discount rate and maturity analysis of lease liabilities for operating leases for the periods indicated (dollars in thousands).

Year
Ended
December 31,
2019
Operating Lease Expense	$459
Variable Lease Expense	38
Total Lease Expense	$497

December 31,
Operating Leases:	2019
ROU Assets	$1,289
Operating Cash Flows	418
Weighted Average Lease Term in Years	7.06
Weighted Average Discount Rate	2.89%

December 31,
Maturity Analysis:	2019
Due in One Year	$417
Due After One Year to Two Years	312
Due After Two Years to Three Years	181
Due After Three Years to Four Years	75
Due After Four to Five Years	51
Due After Five Years	409
Total	$1,445
Less: Present Value Discount	151
Lease Liabilities	$1,294

NOTE 16—FAIR VALUE DISCLOSURE

ASC Topic 820 “Fair Value Measurement” defines fair value and provides the framework for measuring fair value and required disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the transaction date. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in valuation methods to determine fair value.

The three levels of fair value hierarchy are as follows:

Level 1 -	Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets. These generally provide the most reliable evidence and are used to measure fair value whenever available.

Level 2 -	Fair value is based on significant inputs, other than Level 1 inputs, that are observable either directly or indirectly for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, quoted market prices in markets that are not active for identical or similar assets, and other observable inputs.

Level 3 -	Fair value is based on significant unobservable inputs. Examples of valuation methodologies that would result in Level 3 classification include option pricing models, discounted cash flows, and other similar techniques.

This hierarchy requires the use of observable market data when available. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of December 31, 2019 and 2018, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers from Level 1 to Level 2 and no transfers into or out of Level 3 during the years ended December 31, 2019 and 2018, respectively.

		(Dollars in thousands)
	Fair Value	December 31,
	Hierarchy	2019	2018
Available for Sale Securities:
Debt Securities
U.S. Government Agencies	Level 2	$48,056	$80,579
Obligations of States and Political Subdivisions	Level 2	25,843	44,601
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	120,776	97,771
Total Debt Securities		194,675	222,951

Marketable Equity Securities
Mutual Funds	Level 1	997	968
Other	Level 1	1,713	1,490
Total Marketable Equity Securities		2,710	2,458
Total Available for Sale Securities		$197,385	$225,409

The following table presents the financial assets measured at fair value on a nonrecurring basis on the Consolidated Statement of Financial Condition as of the dates indicated by level within the fair value hierarchy. The table also presents the significant unobservable inputs used in the fair value measurements. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include quoted market prices for identical assets classified as Level 1 inputs or observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

		(Dollars in thousands)				Significant
	Valuation	Fair Value at December 31,		Valuation	Significant	Unobservable
Financial Asset	Hierarchy	2019	2018	Techniques	Unobservable Inputs	Input Value
Impaired Loans	Level 3	$3,140	$788	Market Comparable Properties	Marketability Discount	10%	to	30%(1)
OREO	Level 3	58	46	Market Comparable Properties	Marketability Discount	10%	to	50%(1)

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At December 31, 2019 and 2018, the fair value of impaired loans consists of the loan balance of $4.0 million and $1.8 million less their specific valuation allowances of $884,000 and $1.0 million, respectively.

OREO properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy. During the year ended December 31, 2019, one commercial real estate OREO property with a fair value of $697,000 was sold at a $33,000 gain and one residential real estate property with a fair value of $46,000 was sold at a loss of $3,000. In addition, four residential real estate loans with a fair value of $439,000 and one commercial real estate loan with a fair value of $18,000 transferred into OREO, of which two properties with a fair value of $387,000 were subsequently sold at a net loss of $36,000 and one property with a fair value of $12,000 was donated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2018, one commercial real estate OREO property with a $697,000 fair value was acquired as part of the FWVB merger, one residential real estate loan for $46,000 transferred to OREO, and one residential real estate OREO property was sold at a gain of $19,000.

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

The estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018, are as follows:

		(Dollars in thousands)
		2019		2018
	Valuation
	Method	Carrying	Fair	Carrying	Fair
	Used	Value	Value	Value	Value
Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$68,798	$68,798	$39,356	$39,356
Non-Interest Bearing	Level 1	11,419	11,419	13,997	13,997
Investment Securities:
Available for Sale	See Above	197,385	197,385	225,409	225,409
Loans, Net	Level 3	942,629	961,110	903,314	899,673
Restricted Stock	Level 2	3,656	3,656	3,909	3,909
Bank-Owned Life Insurance	Level 2	24,222	24,222	22,922	22,922
Accrued Interest Receivable	Level 2	3,297	3,297	3,436	3,436

Financial Liabilities:
Deposits	Level 2	1,118,359	1,128,078	1,086,658	1,085,708
Short-term Borrowings	Level 2	30,571	30,571	30,979	30,979
Other Borrowed Funds	Level 2	14,000	15,380	20,000	19,733
Accrued Interest Payable	Level 2	987	987	594	594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—OTHER NONINTEREST EXPENSE

The details for other noninterest expense for the Company’s consolidated statement of income for the years ended December 31, 2019 and 2018, are as follows:

	(Dollars in thousands)
	2019	2018
Non-employee compensation	$538	$619
Printing and supplies	402	578
Postage	264	248
Telephone	615	557
Charitable contributions	193	147
Dues and subscriptions	185	215
Loan expenses	449	488
Meals and entertainment	166	180
Travel	214	239
Training	58	69
Miscellaneous	1,138	1,201
TOTAL OTHER NONINTEREST EXPENSE	$4,222	$4,541

NOTE 18—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to CB Financial Services, Inc., is as follows:

Statement of Financial Condition

	(Dollars in thousands)
	December 31,
	2019	2018
ASSETS
Cash and Due From Banks	$6,447	$1,026
Investment Securities Available-for-Sale	1,713	1,488
Investment in Community Bank	142,242	134,220
Other Assets	722	1,174
TOTAL ASSETS	$151,124	$137,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities	$27	$283
Stockholders' Equity	151,097	137,625
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,124	$137,908

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income

	(Dollars in thousands)
	Years Ended December 31,
	2019	2018

Interest and Dividend Income	$63	$54
Dividend from Bank Subsidiary	10,215	4,528
Noninterest Income (Loss)	160	(50)
Noninterest Expense	8	867
Income Before Undistributed Net Income of Subsidiary and Income Tax Expense (Benefit)	10,430	3,665
Undistributed Net Income of Subsidiary	3,936	3,266
Income Before Income Tax Expense (Benefit)	14,366	6,931
Income Tax Expense (Benefit)	39	(121)
NET INCOME	$14,327	$7,052

Statement of Cash Flows

	(Dollars in thousands)
	Years Ended December 31,
	2019	2018

OPERATING ACTIVITIES
Net Income	$14,327	$7,052
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Undistributed Net Income of Subsidiary	(3,936)	(3,266)
Noncash Expense for Stock-Based Compensation	323	482
Other, net	34	101
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,748	4,369

INVESTING ACTIVITIES
Purchases of Securities	(63)	(204)
Net Cash Received from Acquisition	-	802
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(63)	598

FINANCING ACTIVITIES
Cash Dividends Paid	(5,215)	(4,529)
Treasury Stock, Purchases at Cost	(90)	(317)
Exercise of Stock Options	41	213
NET CASH USED IN FINANCING ACTIVITIES	(5,264)	(4,633)

INCREASE IN CASH AND EQUIVALENTS	5,421	334
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,026	692
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,447	$1,026

The Parent Company's Statement of Comprehensive Income and Statement of Changes in Stockholders' Equity are identical to the Consolidated Statement of Comprehensive Income and the Consolidated Statement of Changes in Stockholders' Equity and are not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—SEGMENT AND RELATED INFORMATION

At December 31, 2019, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial Services, Inc. is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Contributing to the segment reporting requirement for EU, was the August 1, 2018, acquisition of certain intangible assets from Beynon Insurance, headquartered in Pittsburgh, Pennsylvania, for approximately $1.8 million. Acquired assets consist primarily of a customer list and was accounted for as an asset purchase as the acquisition was comprised of a single asset class. The acquired customer list was recorded on the Company’s balance sheet as an intangible asset included within “accrued interest and other assets” and is amortized over the average life of the customer list in accordance with U.S. GAAP. The Company’s analysis of the estimated average life for this customer list is approximately 9.5 years.

The following table represents selected financial data for the Company’s subsidiaries and consolidated results for 2019 and 2018.

(Dollars in thousands)	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated

December 31, 2019
Assets	$1,321,001	$4,076	$151,124	$(154,664)	$1,321,537
Liabilities	1,178,759	1,194	27	(9,540)	1,170,440
Stockholders' equity	142,242	2,882	151,097	(145,124)	151,097

December 31, 2018
Assets	$1,280,308	$5,155	$137,908	$(141,670)	$1,281,701
Liabilities	1,146,088	2,445	283	(4,740)	1,144,076
Stockholders' equity	134,220	2,710	137,625	(136,930)	137,625

Year Ended December 31, 2019
Interest and dividend income	$50,966	$3	$10,278	$(10,216)	$51,031
Interest expense	7,857	-	-	-	7,857
Net interest income	43,109	3	10,278	(10,216)	43,174
Provision for loan losses	725	-	-	-	725
Net interest income after provision for loan losses	42,384	3	10,278	(10,216)	42,449
Noninterest income	4,758	4,517	160	-	9,435
Noninterest expense	32,182	3,638	8	-	35,828
Undistributed net income of subsidiary	608	-	3,936	(4,544)	-
Income before income tax expense	15,568	882	14,366	(14,760)	16,056
Income tax expense	1,416	274	39	-	1,729
Net income	$14,152	$608	$14,327	$(14,760)	$14,327

Year Ended December 31, 2018
Interest and dividend income	$43,572	$1	$4,582	$(4,529)	$43,626
Interest expense	5,949	-	-	-	5,949
Net interest income	37,623	1	4,582	(4,529)	37,677
Provision for loan losses	2,525	-	-	-	2,525
Net interest income after provision for loan losses	35,098	1	4,582	(4,529)	35,152
Noninterest income	4,639	3,750	(50)	-	8,339
Noninterest expense	30,922	3,112	867	-	34,901
Undistributed net income of subsidiary	435	-	3,266	(3,701)	-
Income before income tax expense (benefit)	9,250	639	6,931	(8,230)	8,590
Income tax expense (benefit)	1,455	204	(121)	-	1,538
Net income	$7,795	$435	$7,052	$(8,230)	$7,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables summarize selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands, except per share data). Quarterly earnings per share data may vary from annual earnings per share due to rounding.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Interest Income	$12,296	$12,669	$13,098	$12,968
Interest Expense	1,862	1,964	2,002	2,029
Net Interest Income	10,434	10,705	11,096	10,939
Provision for Loan Losses	25	350	175	175
Net Interest Income after Provision for Loan Losses	10,409	10,355	10,921	10,764
Noninterest Income	2,315	2,399	2,199	2,522
Noninterest Expense	9,081	9,031	8,490	9,226
Income before Income Tax Expense (Benefit)	3,643	3,723	4,630	4,060
Income Tax Expense (Benefit)	718	744	884	(617)
Net Income	$2,925	$2,979	$3,746	$4,677

Earnings Per Share - Basic	$0.54	$0.55	$0.69	$0.86
Earnings Per Share - Diluted	0.54	0.55	0.69	0.85
Dividends Per Share	0.24	0.24	0.24	0.24

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Interest Income	$8,707	$10,690	$11,764	$12,465
Interest Expense	1,099	1,517	1,594	1,739
Net Interest Income	7,608	9,173	10,170	10,726
Provision for Loan Losses	1,500	600	25	400
Net Interest Income after Provision for Loan Losses	6,108	8,573	10,145	10,326
Noninterest Income	2,086	2,125	2,088	2,040
Noninterest Expense	6,667	9,494	9,365	9,375
Income before Income Tax Expense	1,527	1,204	2,868	2,991
Income Tax Expense	167	234	576	561
Net Income	$1,360	$970	$2,292	$2,430

Earnings Per Share - Basic	$0.33	$0.19	$0.42	$0.48
Earnings Per Share - Diluted	0.33	0.19	0.42	0.46
Dividends Per Share	0.22	0.22	0.22	0.23

