Form 10-Q
period 2020-03-31
CB Financial Services, Inc.
filed 2020-05-08
CIK 1605301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the number of shares outstanding of the Registrant’s Common Stock was 5,393,712.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2020	2019
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$64,004	$68,798
Non-Interest Bearing	14,095	11,419
Total Cash and Due From Banks	78,099	80,217

Investment Securities:
Available-for-Sale	171,411	197,385
Loans, Net of Allowance for Loan Losses of $12,322 and $9,867 at March 31, 2020 and December 31, 2019, Respectively	962,328	942,629
Premises and Equipment, Net	22,037	22,282
Bank-Owned Life Insurance	24,361	24,222
Goodwill	28,425	28,425
Intangible Assets, Net	9,995	10,527
Accrued Interest and Other Assets	16,517	15,850
TOTAL ASSETS	$1,313,173	$1,321,537

LIABILITIES
Deposits:
Non-Interest Bearing Demand Deposits	$267,369	$267,152
NOW Accounts	229,601	232,099
Money Market Accounts	177,597	182,428
Savings Accounts	220,484	216,924
Time Deposits	211,589	219,756
Total Deposits	1,106,640	1,118,359

Short-Term Borrowings	34,967	30,571
Other Borrowings	11,000	14,000
Accrued Interest and Other Liabilities	9,041	7,510
TOTAL LIABILITIES	1,161,648	1,170,440

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 Shares Issued and 5,393,712 and 5,463,828 Shares Outstanding at March 31, 2020 and December 31, 2019, Respectively	2,367	2,367
Capital Surplus	83,216	82,971
Retained Earnings	66,431	66,955
Treasury Stock, at Cost (287,281 and 217,165 Shares at March 31, 2020 and December 31, 2019, Respectively)	(5,914)	(3,842)
Accumulated Other Comprehensive Income	5,425	2,646
TOTAL STOCKHOLDERS' EQUITY	151,525	151,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,313,173	$1,321,537

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
(Dollars in thousands, except share and per share data)

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$10,764	$10,433
Investment Securities:
Taxable	1,201	1,317
Tax-Exempt	106	208
Dividends	20	20
Other Interest and Dividend Income	238	318
TOTAL INTEREST AND DIVIDEND INCOME	12,329	12,296

INTEREST EXPENSE
Deposits	1,681	1,719
Short-Term Borrowings	45	46
Other Borrowings	70	97
TOTAL INTEREST EXPENSE	1,796	1,862

NET INTEREST INCOME	10,533	10,434
Provision For Loan Losses	2,500	25
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,033	10,409

NONINTEREST INCOME
Service Fees	603	592
Insurance Commissions	1,283	1,151
Other Commissions	110	117
Net Gain on Sales of Loans	127	92
Net Loss on Sales of Investment Securities	-	(60)
Change in Fair Value of Marketable Equity Securities	(438)	20
Net Gain on Purchased Tax Credits	15	9
Net Gain (Loss) on Disposal of Fixed Assets	17	(6)
Income from Bank-Owned Life Insurance	139	132
Other Income	14	66
TOTAL NONINTEREST INCOME	1,870	2,113

NONINTEREST EXPENSE
Salaries and Employee Benefits	4,731	4,937
Occupancy	733	759
Equipment	257	296
Data Processing	425	408
FDIC Assessment	158	188
PA Shares Tax	275	268
Contracted Services	378	272
Legal and Professional Fees	235	181
Advertising	183	117
Other Real Estate Owned (Income)	(17)	(63)
Amortization of Intangible Assets	532	532
Other	1,111	984
TOTAL NONINTEREST EXPENSE	9,001	8,879

Income Before Income Tax Expense	902	3,643
Income Tax Expense	129	718
NET INCOME	$773	$2,925

EARNINGS PER SHARE
Basic	$0.14	$0.54
Diluted	0.14	0.54

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,431,199	5,432,856
Diluted	5,456,867	5,451,478

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
(Dollars in thousands)

Net Income	$773	$2,925

Other Comprehensive Income:
Unrealized Gains on Available-for-Sale Securities Net of Income, Net of Income Tax
Expense of $739 and $622 for the Three Months Ended March 31, 2020 and 2019, Respectively	2,779	2,337

Reclassification Adjustment for Losses on Securities Included in Net
Income, Net of Income Tax Benefit of ($13) for the Three Months Ended March 31, 2019 (1)	-	47
Other Comprehensive Income, Net of Income Tax Expense (Benefit)	2,779	2,384
Total Comprehensive Income	$3,552	$5,309

(1)	The gross amount of losses on securities of $(60) for the Three Months Ended March 31, 2019 is reported as Net Loss on Sales of Investments Securities on the Consolidated Statement of Income. The income tax benefit is included in Income Tax Expense on the Consolidated Statement of Income.

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2019	5,680,993	$2,367	$82,971	$66,955	$(3,842)	$2,646	$151,097
Comprehensive Income:
Net Income	-	-	-	773	-	-	773
Other Comprehensive Income	-	-	-	-	-	2,779	2,779
Restricted Stock Awards Granted	-	-	96	-	(96)	-	-
Stock-Based Compensation Expense	-	-	145	-	-	-	145
Exercise of Stock Options	-	-	4	-	(68)	-	(64)
Treasury stock purchased, at cost (67,816 shares)	-	-	-	-	(1,908)	-	(1,908)
Dividends Paid ($0.24 Per Share)	-	-	-	(1,297)	-	-	(1,297)
March 31, 2020	5,680,993	$2,367	$83,216	$66,431	$(5,914)	$5,425	$151,525

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2018	5,680,993	$2,367	$83,225	$57,843	$(4,370)	$(1,440)	$137,625
Comprehensive Income:
Net Income	-	-	-	2,925	-	-	2,925
Other Comprehensive Income	-	-	-	-	-	2,384	2,384
Stock-Based Compensation Expense	-	-	77	-	-	-	77
Exercise of Stock Options	-	-	5	-	17	-	22
Dividends Paid ($0.24 Per Share)	-	-	-	(1,304)	-	-	(1,304)
March 31, 2019	5,680,993	$2,367	$83,307	$59,464	$(4,353)	$944	$141,729

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2020	2019
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$773	$2,925
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net Accretion on Investments	(70)	(1)
Depreciation and Amortization	941	913
Provision for Loan Losses	2,500	25
Change in Fair Value of Marketable Equity Securities	438	(20)
Net Gain on Purchased Tax Credits	(15)	(9)
Income from Bank-Owned Life Insurance	(139)	(132)
Proceeds From Mortgage Loans Sold	4,771	3,995
Originations of Mortgage Loans for Sale	(4,644)	(3,903)
Net Gain on Sales of Loans	(127)	(92)
Net Loss on Sales of Investment Securities	-	60
Net Gain on Sales of Other Real Estate Owned and Repossessed Assets	(4)	(30)
Noncash Expense for Stock-Based Compensation	145	77
Decrease (Increase) in Accrued Interest Receivable	23	(237)
Net (Gain) Loss on Disposal of Fixed Assets	(17)	6
(Decrease) Increase in Taxes Payable	(1,165)	455
Payments on Operating Leases	(110)	(103)
(Decrease) Increase in Accrued Interest Payable	(124)	176
Net Payment of Federal and State Income Taxes	-	(15)
Other, Net	414	(2,828)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,590	1,262

INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	46,498	3,901
Purchases of Debt and Marketable Equity Securities	(19,824)	(10,947)
Proceeds from Sales of Securities	-	10,762
Net Increase in Loans	(18,861)	3,845
Purchase of Premises and Equipment	(17)	-
Asset Acquisition of a Customer List	-	(900)
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	22	773
Decrease in Restricted Equity Securities	66	55
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,884	7,489

FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(11,719)	18,807
Net Increase (Decrease) in Short-Term Borrowings	4,396	(290)
Principal Payments on Other Borrowed Funds	(3,000)	(3,000)
Cash Dividends Paid	(1,297)	(1,304)
Treasury Stock, Purchases at Cost	(1,908)	-
Exercise of Stock Options	(64)	22
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,592)	14,235

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,118)	22,986
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	80,217	53,353
CASH AND DUE FROM BANKS AT END OF PERIOD	$78,099	$76,339

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $1,799 and $1,538, respectively)	$1,920	$1,686
Income taxes	-	15

SUPPLEMENTAL NONCASH DISCLOSURE:
Real estate acquired in settlement of loans	76	-
Securities sold not settled	2,450	-
Right of use asset recognized	23	1,706
Lease liability recognized	23	1,712

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

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Interim results are not necessarily indicative of results for a full year.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. At March 31, 2020 and December 31, 2019, the carrying value of goodwill was $28.4 million. Goodwill is subject to impairment testing at the reporting unit level, which is conducted at least annually on October 31 or more frequently if triggering events occur or impairment indicators exist. The Company operates two reporting units – Community Banking segment and Insurance Brokerage Services segment. The Company has assigned 100% of the goodwill to the Community Banking reporting unit.

In 2019, the Company adopted Accounting Standards Update (“ASU”) 2017-04 whereby the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company has the option of performing a qualitative assessment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually. The quantitative test primarily utilizes market comparisons and recent merger and acquisition transactions to determine whether there is goodwill impairment.

The COVID-19 pandemic that has impacted the U.S. and most of the world and government response to curtail the spread of the virus through shelter-in-place orders and mandatory closures of all but essential businesses beginning in March 2020 has significantly impacted our market area and the activities of individuals. These restrictions have resulted in significant adverse effects on macroeconomic conditions, and stock market valuations have decreased substantially for most companies, including banks. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. In light of the adverse circumstances resulting from COVID-19, management determined it was necessary to evaluate goodwill for impairment at March 31, 2020.

Determining the fair value of a reporting unit under a quantitative goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. The Company utilized a market approach to determine the fair value of the Community Banking reporting unit. Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, current and prospective financial information of the Bank, most recent performance of the Bank’s peers, including common banking industry performance measures and ratios, and comparable multiples from publicly traded companies in our industry. The valuation was primarily based on observable price to tangible book value bank merger and acquisition multiples for similar size community banks, which is the most widely used valuation metric in the community banking industry. As part of its analysis, the Company considered bank transactions of target banks that were comparable in asset size, risk and profitability and efficiency metrics during the “Great Recession” period from 2008 to 2010 when bank stock values were depressed and the stock market decline was similar with the current sudden and unexpected events caused by the COVID-19 pandemic.

Based on the analysis, management determined that goodwill was not impaired as of March 31, 2020. Future events, particularly worsening business, profitability and economic conditions as of a result of the COVID-19 pandemic, could cause additional triggering events and require management to further evaluate goodwill for impairment.

Recent Accounting Standards

In March 2020, the Financial Accounting Standard Board (“FASB”) issued ASU2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). The ASU is intended to help stakeholders during the global market-wide reference rate transition period. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. While the LIBOR reform may require extensive changes to the contracts that govern LIBOR based products, as well as our systems and processes, we cannot yet determine whether the Company will be able to use the optional expedient for the changes to contract terms that may be required by LIBOR reform and therefore, the Company cannot yet determine the magnitude of the impact or the overall impact of the new guidance on the Company’s consolidated financial condition or results of operation.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2018-15 was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. This guidance became effective for the Company beginning in the first quarter 2020 and the adoption of this ASU did not have a material impact on the Company's consolidated statement of financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 modifies disclosure requirements on fair value measurements. This ASU removes requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that disclosure regarding measurement uncertainty is intended to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU were effective for the Company beginning in the first quarter 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively, while all other amendments should be applied retrospectively for all periods presented. The adoption of this ASU did not have a material impact on the Company's consolidated statement of financial condition or results of operations.

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

	Three Months Ended
	March 31,
	2020	2019
(Dollars in thousands, except share and per share data)

Net income	$773	$2,925

Weighted-Average Basic Common Shares Outstanding	5,431,199	5,432,856
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	25,668	18,622
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,456,867	5,451,478

Earnings per share:
Basic	$0.14	$0.54
Diluted	0.14	0.54

The dilutive effect on weighted average diluted common shares outstanding is the result of outstanding stock options and nonvested restricted stock. For the three months ended March 31, 2020 and 2019, options to purchase 78,545 and 83,688 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the period, therefore the effect would be antidilutive. For the three months ended March 31, 2020, 30,250 shares of restricted stock awards were not included in the computation of diluted earnings per share because the hypothetical repurchase of shares under the treasury stock method exceeded the weighted average nonvested restricted awards, therefore the effect would be anti-dilutive. For the three months ended March 31, 2019, there were no anti-dilutive restricted stock awards.

Note 3. Investment Securities

The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)

Debt Securities:
U.S. Government Agencies	$7,913	$95	$-	$8,008
Obligations of States and Political Subdivisions	23,869	1,016	(1)	24,884
Mortgage-Backed Securities - Government-Sponsored Enterprises	130,450	5,782	-	136,232
Total Debt Securities	$162,232	$6,893	$(1)	169,124

Marketable Equity Securities:
Mutual Funds				1,013
Other				1,274
Total Marketable Equity Securities				2,287
Total Available-for-Sale Securities				$171,411

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)

Debt Securities:
U.S. Government Agencies	$47,993	$227	$(164)	$48,056
Obligations of States and Political Subdivisions	25,026	819	(2)	25,843
Mortgage-Backed Securities - Government-Sponsored Enterprises	118,282	2,601	(107)	120,776
Total Debt Securities	$191,301	$3,647	$(273)	194,675

Marketable Equity Securities:
Mutual Funds				997
Other				1,713
Total Marketable Equity Securities				2,710
Total Available-for-Sale Securities				$197,385

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

March 31, 2020
	Less than 12 months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
(Dollars in thousands)

Obligations of States and Political Subdivisions	1	$509	$(1)	-	$-	$-	1	$509	$(1)

	December 31, 2019
	Less than 12 months			12 Months or Greater			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
(Dollars in thousands)

U.S. Government Agencies	6	$16,116	$(83)	6	$13,938	$(81)	12	$30,054	$(164)
Obligations of States and
Political Subdivisions	-	-	-	1	509	(2)	1	509	(2)
Mortgage-Backed Securities -
Government Sponsored Enterprises	7	20,003	(104)	1	1,711	(3)	8	21,714	(107)
Total	13	$36,119	$(187)	8	$16,158	$(86)	21	$52,277	$(273)

For debt securities, the Company does not believe that any individual unrealized loss as of March 31, 2020 or December 31, 2019, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at March 31, 2020 and December 31, 2019 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

Marketable equity securities are measured at fair value with changes in fair value included in Change in Fair Value of Marketable Equity Securities on the Consolidated Statement of Income. Realized gains and losses on sales of marketable equity securities are included in Net Loss on Sales of Investment Securities on the Consolidated Statement of Income. There were no sales of marketable equity securities for the three months ended March 31, 2020 and 2019, respectively.

The following table presents the scheduled maturities of debt securities as of the date indicated:

	March 31, 2020
	Amortized	Fair
	Cost	Value
(Dollars in thousands)

Due in One Year or Less	$1,535	$1,536
Due after One Year through Five Years	6,116	6,242
Due after Five Years through Ten Years	26,051	27,152
Due after Ten Years	128,530	134,194
Total	$162,232	$169,124

There were no sales of available-for-sale securities for the three months ended March 31, 2020. Sales of available-for-sale investment securities for the three months ended March 31, 2019 resulted in gross losses of $60,000.

Note 4. Loans and Allowance for Loan Losses

The Company’s loan portfolio consists of four classifications: real estate loans, commercial and industrial loans, consumer loans, and other loans. The following table presents the classifications of loans as of the dates indicated.

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
(Dollars in thousands)

Real Estate:
Residential	$346,864	35.5%	$347,766	36.6%
Commercial	354,374	36.4	351,360	36.9
Construction	50,017	5.1	35,605	3.7
Commercial and Industrial	80,721	8.3	85,586	9.0
Consumer	121,494	12.5	113,637	11.9
Other	21,180	2.2	18,542	1.9
Total Loans	974,650	100.0%	952,496	100.0%
Allowance for Loan Losses	(12,322)		(9,867)
Loans, Net	$962,328		$942,629

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic, which includes authorizing the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). Under the PPP, participating SBA and other qualifying lenders can originate loans to eligible businesses that are fully guaranteed by the SBA as to principal and interest, have more favorable terms than traditional SBA loans and may be forgiven if the proceeds are used by the borrower for certain purposes. PPP is designed to help small businesses keep their workforce employed and cover expenses during the COVID-19 crisis. These loans have a two-year loan term to maturity, an interest rate of 1% per annum and loan payments are deferred for six months. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of a PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. The Bank receives a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which is offset by a 0.75% third-party servicing agent fee. On April 16, 2020, the original $349 billion funding cap was reached. On April 23, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Enhancement Act”) was signed into law and includes an additional $484 billion in COVID-19 relief, including allocating an additional $310 billion to replenish the PPP. The second round of the PPP began on April 27, 2020.

As part of the first round of the PPP, the Bank originated 181 loans totaling $38.6 million and generated approximately $1.2 million from processing fees. The total approved loans will impact 3,081 small business employees. The Bank is also participating in the second round of the PPP and as of April 29, 2020, we expect to submit approximately 315 applications totaling $27.6 million and generate an additional $1.0 million in processing fees. All PPP loan originations occurred after the end of the March 31, 2020 reporting period and will be classified as commercial and industrial loans held for investment.

Total unamortized net deferred loan fees were $950,000 and $907,000 at March 31, 2020 and December 31, 2019, respectively.

Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $101.2 million and $100.0 million at March 31, 2020 and December 31, 2019, respectively.

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At March 31, 2020 and December 31, 2019, there were no loans in the criticized category of Loss within the internal risk rating system.

	March 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$342,785	$1,028	$3,051	$-	$346,864
Commercial	312,089	36,496	5,789	-	354,374
Construction	45,985	3,179	853	-	50,017
Commercial and Industrial	74,264	4,109	1,667	681	80,721
Consumer	121,337	-	157	-	121,494
Other	21,094	86	-	-	21,180
Total Loans	$917,554	$44,898	$11,517	$681	$974,650

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$343,851	$1,997	$1,918	$-	$347,766
Commercial	335,436	12,260	3,664	-	351,360
Construction	33,342	2,263	-	-	35,605
Commercial and Industrial	75,201	7,975	1,691	719	85,586
Consumer	113,527	-	110	-	113,637
Other	18,452	90	-	-	18,542
Total Loans	$919,809	$24,585	$7,383	$719	$952,496

The increase of $20.3 million in the special mention loan category as of March 31, 2020 compared to December 31, 2019 was mainly from the downgrade of the hospitality portfolio due to the economic conditions in that industry caused by the COVID-19 pandemic. The increase of $4.1 million in the substandard category is primarily due to a lease dispute on a $2.3 million industrial building (commercial real estate) and $956,000 associated with two residential real estate loans which have insufficient debt service coverage from the borrower demonstrating an inability to build and sell the speculative homes at a fast enough rate that can service the interest-only debt.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	March 31, 2020
		30-59	60-89	90 Days
	Loans	Days	Days	Or More	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
(Dollars in Thousands)

Real Estate:
Residential	$340,982	$3,824	$61	$-	$3,885	$1,997	$346,864
Commercial	354,168	45	-	-	45	161	354,374
Construction	49,177	407	433	-	840	-	50,017
Commercial and Industrial	80,007	-	-	-	-	714	80,721
Consumer	120,442	845	50	-	895	157	121,494
Other	21,180	-	-	-	-	-	21,180
Total Loans	$965,956	$5,121	$544	$-	$5,665	$3,029	$974,650

	December 31, 2019
		30-59	60-89	90 Days
	Loans	Days	Days	Or More	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
(Dollars in Thousands)

Real Estate:
Residential	$342,010	$3,462	$281	$196	$3,939	$1,817	$347,766
Commercial	351,104	22	-	-	22	234	351,360
Construction	35,605	-	-	-	-	-	35,605
Commercial and Industrial	84,280	388	178	-	566	740	85,586
Consumer	112,438	923	140	26	1,089	110	113,637
Other	18,542	-	-	-	-	-	18,542
Total Loans	$943,979	$4,795	$599	$222	$5,616	$2,901	$952,496

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

	March 31,	December 31,
	2020	2019
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,997	$1,817
Commercial	161	234
Commercial and Industrial	714	740
Consumer	157	110
Total Nonaccrual Loans	3,029	2,901

Accruing Loans Past Due 90 Days or More:
Real Estate:
Residential	-	196
Consumer	-	26
Total Accruing Loans Past Due 90 Days or More	-	222
Total Nonaccrual Loans and Accruing Loans Past Due 90 Days or More	3,029	3,123

Troubled Debt Restructurings, Accruing:
Real Estate
Residential	503	511
Commercial	1,621	1,648
Commercial and Industrial	79	100
Total Troubled Debt Restructurings, Accruing	2,203	2,259

Total Nonperforming Loans	5,232	5,382

Other Real Estate Owned:
Residential	117	41
Commercial	174	192
Total Other Real Estate Owned	291	233

Total Nonperforming Assets	$5,523	$5,615

Nonperforming Loans to Total Loans	0.54%	0.57%
Nonperforming Assets to Total Assets	0.42	0.42

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $1.7 million and $1.1 million at March 31, 2020 and December 31, 2019, respectively.

TDRs typically are the result of loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. For a loan modification to be considered a TDR, the borrower must be experiencing financial difficulty and a concession must be granted, except for an insignificant delay in payment. Section 4013 of the CARES Act provides temporary relief from accounting and financial reporting requirements for TDRs regarding certain loan modifications related to COVID-19. Specifically, the CARES Act provides that the Bank may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and suspend any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Any modification involving a loan that was not more than 30 days past due as of December 31, 2019 and that occurs beginning on March 1, 2020 and ends on the earlier of December 31, 2020 or the date that is 60 days after the termination date of the national emergency related to the COVID-19 outbreak qualify for this exception, including a forbearance arrangement, interest rate modification, repayment plan or any other similar arrangement that defers or delays the payment of principal or interest.

Banking regulatory agencies released an interagency statement that offers practical expedients for modifications that occur in response to the COVID-19 pandemic, but they differ with the CARES Act in certain areas. The expedients require a lender to conclude that a borrower is not experiencing financial difficulty if either short-term (e.g., six months or less) modifications are made, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented or the modification or deferral program is mandated by the federal government or a state government. The banking regulatory agencies have subsequently confirmed that their guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. Both Section 4013 of the CARES Act and the interagency statement can be applied to a second modification that occurs after the first modification provided that the second modification does not qualify as a TDR under Section 4013 of the CARES Act or the interagency statement. In its evaluation of whether a payment deferral qualifies as short-term under the interagency statement, an entity should assess multiple payment deferrals collectively (i.e., the cumulative deferrals cannot exceed six months).

The Bank offered forbearance options for borrowers impacted by COVID-19 that provide a short-term delay in payment by primarily allowing: (a) deferral of three months of payments; or (b) for consumer loans not secured by a real estate mortgage, three months of interest-only payments that also extends the maturity date of the loan by three months. During the forbearance period, the borrower is not considered delinquent for credit bureau reporting purposes. The Company has elected the practical expedients related to TDRs that are available in the CARES Act and interagency guidance as an entity-wide accounting policy and does not consider any of the forbearance agreements TDRs. The following table provides details of loans in forbearance as of April 29, 2020.

	Number
	of
	Loans	Amount
(Dollars in thousands)

Real Estate:
Residential	170	$21,998
Commercial	98	94,101
Construction	1	7,109
Commercial and Industrial	44	13,119
Consumer	201	4,051
Other	1	2,504
Total Loans in Forbearance	515	$142,882

Forbearance in the commercial real estate category includes, but is not limited to, $24.2 million of retail space, $17.9 million of nonowner occupied multi-family apartments, $15.8 million in hotels, $11.9 million of warehouse space, and $4.7 million in various business that are dependent on the oil and gas industry, which includes $3.1 million of hotels in proximity to oil and gas related activity.

The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 16 loans totaling $2.9 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively.

For the three months ended March 31, 2020, there were no loans that were modified that were considered a TDR or TDRs that paid off.

For the three months ended March 31, 2019, one residential real estate loan was modified in a TDR transaction by extending the term of the loan and one residential real estate TDR paid off. No TDRs subsequently defaulted during the three months ended March 31, 2020 and 2019, respectively. The following table presents information at the time of modification related to loans modified in a TDR during the three months ended March 31, 2019.

Three Months Ended March 31, 2019
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
(Dollars in thousands)

Real Estate:
Residential	1	$61	$61	$-

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	March 31, 2020
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,495	$-	$1,500	$1,498	$17
Commercial	5,187	-	5,203	5,230	54
Construction	853	-	853	853	10
Commercial and Industrial	792	-	957	812	1
Total With No Related Allowance Recorded	$8,327	$-	$8,513	$8,393	$82

With A Related Allowance Recorded:
Real Estate:
Commercial	$1,619	$392	$1,619	$1,630	$19
Commercial and Industrial	1,636	259	1,636	1,648	24
Total With A Related Allowance Recorded	$3,255	$651	$3,255	$3,278	$43

Total Impaired Loans:
Real Estate:
Residential	$1,495	$-	$1,500	$1,498	$17
Commercial	6,806	392	6,822	6,860	73
Construction	853	-	853	853	10
Commercial and Industrial	2,428	259	2,593	2,460	25
Total Impaired Loans	$11,582	$651	$11,768	$11,671	$125

	December 31, 2019
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
	Investment	Allowance	Balance	Investment	Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$549	$-	$553	$494	$20
Commercial	3,058	-	3,077	3,335	177
Commercial and Industrial	133	-	135	156	6
Total With No Related Allowance Recorded	$3,740	$-	$3,765	$3,985	$203

With A Related Allowance Recorded:
Real Estate:
Commercial	$1,646	$274	$1,646	$1,702	$81
Commercial and Industrial	2,378	610	2,529	2,448	113
Total With A Related Allowance Recorded	$4,024	$884	$4,175	$4,150	$194

Total Impaired Loans
Real Estate:
Residential	$549	$-	$553	$494	$20
Commercial	4,704	274	4,723	5,037	258
Commercial and Industrial	2,511	610	2,664	2,604	119
Total Impaired Loans	$7,764	$884	$7,940	$8,135	$397

The $3.8 million increase in recorded investment of loans evaluated for impairment is primarily due to a lease dispute on a $2.3 million industrial building (commercial real estate) and $956,000 and $853,000 associated with two residential real estate loans and one residential construction loan, respectively, which have insufficient debt service coverage from the borrower demonstrating an inability to build and sell the speculative homes at a fast enough rate that can service the interest-only debt. These loans were downgraded to substandard as of March 31, 2020.

The following table presents the activity in the allowance for loan losses (“ALLL”) summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2019	$2,023	$3,210	$285	$2,412	$1,417	$-	$520	$9,867
Charge-offs	(25)	-	-	-	(99)	-	-	(124)
Recoveries	2	14	-	9	54	-	-	79
Provision	685	1,651	379	(829)	507	-	107	2,500
March 31, 2020	$2,685	$4,875	$664	$1,592	$1,879	$-	$627	$12,322

	March 31, 2020
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$-	$392	$-	$259	$-	$-	$-	$651
Collectively Evaluated for Potential Impairment	$2,685	$4,483	$664	$1,333	$1,879	$-	$627	$11,671

	December 31, 2019
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$-	$274	$-	$610	$-	$-	$-	$884
Collectively Evaluated for Potential Impairment	$2,023	$2,936	$285	$1,802	$1,417	$-	$520	$8,983

	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2018	$1,050	$2,693	$395	$2,807	$2,027	$-	$586	$9,558
Charge-offs	-	-	-	-	(213)	-	-	(213)
Recoveries	4	13	-	1	24	-	-	42
Provision	100	(156)	105	(255)	(105)	-	336	25
March 31, 2019	$1,154	$2,550	$500	$2,553	$1,733	$-	$922	$9,412

	March 31, 2019
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$-	$199	$-	$784	$-	$-	$-	$983
Collectively Evaluated for Potential Impairment	$1,154	$2,351	$500	$1,769	$1,733	$-	$922	$8,429

The COVID-19 pandemic, which led to state-wide shelter in place orders and mandatory closures of all but essential business has resulted in a dramatic increase in unemployment and recessionary economic conditions. Based on evaluation of the current macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis related to economic trends and industry conditions, specifically because of vulnerable industries such as hospitality, oil and gas, retail and restaurants, were adjusted for these circumstances and resulted in a $2.5 million provision for loan losses for the three months ended March 31, 2020. This change increased the ALLL in all categories except commercial and industrial due to a decrease in the average loss history factor as further explained below.

Prior to the quarter ended March 31, 2020, management determined historical loss experience for each segment of loans using a two-year rolling average of the net charge-off data within each loan segment, which was then used in combination with qualitative factors to calculate the general allowance component that covers pools of homogeneous loans that are not specifically evaluated for impairment. For the quarter ended March 31, 2020, the Company began using a five-year rolling average of the net charge-off data within each segment. This change was driven by no net charge-off experience in the commercial real estate and commercial and industrial segments in the prior two-year rolling period as of March 31, 2020, which the Company believes does not represent the inherent risks in those segments. In the first quarter of 2018, the Company incurred $1.4 million of commercial and industrial charge-offs, however this period would have dropped off the lookback period as of March 31, 2020 if continuing to use a two-year history. In addition, moving to a five-year history is expected to improve the calculation moving forward by capturing economic ebbs and flows over a longer period while also not heavily weighting one period of charge-off activity.

The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated (dollars in thousands).

Accretable Discount
(Dollars in Thousands)

December 31, 2019	$1,628
Accretable Yield	(76)
March 31, 2020	$1,552

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	March 31, 2020
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,495	$6,806	$853	$2,428	$-	$-	$11,582
Collectively Evaluated for Potential Impairment	345,369	347,568	49,164	78,293	121,494	21,180	963,068
Total Loans	$346,864	$354,374	$50,017	$80,721	$121,494	$21,180	$974,650

	December 31, 2019
	Real	Real	Real	Commercial
	Estate	Estate	Estate	and
	Residential	Commercial	Construction	Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$549	$4,704	$-	$2,511	$-	$-	$7,764
Collectively Evaluated for Potential Impairment	347,217	346,656	35,605	83,075	113,637	18,542	944,732
Total Loans	$347,766	$351,360	$35,605	$85,586	$113,637	$18,542	$952,496

Note 5. Deposits

The following table shows the maturities of time deposits for the next five years and beyond at the date indicated.

March 31,
2020
(Dollars in thousands)

One Year or Less	$82,680
Over One Through Two Years	54,134
Over Two Through Three Years	37,995
Over Three Through Four Years	23,340
Over Four Through Five Years	8,173
Over Five Years	5,267
Total	$211,589

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $67.2 million and $69.3 million as of March 31, 2020 and December 31, 2019, respectively.

Note 6. Short-Term Borrowings

The following table sets forth the components of short-term borrowings as of the dates indicated.

	March 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
(Dollars in thousands)

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$34,967	0.57%	$30,571	0.57%
Average Balance Outstanding During the Period	29,539	0.61	29,976	0.62
Maximum Amount Outstanding at any Month End	34,967		34,197

Securities Collaterizing the Agreements at Period-End:
Carrying Value	36,168		37,584
Market Value	37,475		37,873

Note 7. Other Borrowed Funds

Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	March 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
(Dollars in thousands)

Due in One Year	$5,000	2.09%	$6,000	1.97%
Due After One Year to Two Years	3,000	2.23	5,000	2.18
Due After Two Years to Three Years	3,000	2.41	3,000	2.41
Total	$11,000	2.21	$14,000	2.14

As of March 31, 2020, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $420.9 million with the FHLB and available borrowing capacity of $369.8 million. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on outstanding residential mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $147.0 million as of March 31, 2020 and December 31, 2019, respectively, of which, there was no outstanding balance as of March 31, 2020 and December 31, 2019.

At March 31, 2020, the Company maintained a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $98.0 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and industrial and consumer indirect auto loans. The Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of March 31, 2020, and December 31, 2019, respectively. As of March 31, 2020, and December 31, 2019, no draws had been taken on these facilities.

Note 8. Fair Value Disclosure

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

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers into or out of Level 3 during the three months ended March 31, 2020 or year ended December 31, 2019.

	Fair Value	March 31,	December 31,
	Hierarchy	2020	2019
(Dollars in thousands)

Available for Sales Securities:
Debt Securities:
U.S. Government Agencies	Level 2	$8,008	$48,056
Obligations of States and Political Subdivisions	Level 2	24,884	25,843
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	136,232	120,776
Total Debt Securities		169,124	194,675

Marketable Equity Securities:
Mutual Funds	Level 1	1,013	997
Other	Level 1	1,274	1,713
Total Marketable Equity Securities		2,287	2,710
Total Available-for-Sale Securities		$171,411	$197,385

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

		Fair Value at
	Fair Value	March 31,	December 31,	Valuation	Significant
Financial Asset	Hierarchy	2020	2019	Techniques	Unobservable Inputs	Range
(Dollars in thousands)

Impaired Loans	Level 3	$2,604	$3,140	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level 3	76	58	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)

(1) Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At March 31, 2020 and December 31, 2019, the fair value of impaired loans consists of the loan balances of $3.3 million and $4.0 million, respectively, less their specific valuation allowances of $651,000 and $884,000, respectively.

OREO properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy.

For the three months ended March 31, 2020, one commercial real estate OREO property with a fair value of $18,000 sold at a gain of $4,000. In addition, two residential real estate loans for $76,000 transferred to OREO.

For the three months ended March 31, 2019, one commercial real estate OREO property with a fair value of $697,000 was sold at a $33,000 gain and one residential OREO property, with a fair value of $46,000 was sold for a $3,000 loss.

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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		March 31, 2020		December 31, 2019
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$64,004	$64,004	$68,798	$68,798
Non-Interest Bearing	Level 1	14,095	14,095	11,419	11,419
Investment Securities:
Available for Sale	See Above	171,411	171,411	197,385	197,385
Loans, Net	Level 3	962,328	1,004,210	942,629	961,110
Restricted Stock	Level 2	3,590	3,590	3,656	3,656
Bank-Owned Life Insurance	Level 2	24,361	24,361	24,222	24,222
Accrued Interest Receivable	Level 2	3,274	3,274	3,297	3,297

Financial Liabilities:
Deposits	Level 2	1,106,640	1,116,037	1,118,359	1,128,078
Short-term Borrowings	Level 2	34,967	34,967	30,571	30,571
Other Borrowed Funds	Level 2	11,000	11,206	14,000	15,380
Accrued Interest Payable	Level 2	863	863	987	987

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

	March 31,	December 31,
	2020	2019
(Dollars in thousands)

Standby Letters of Credit	$40,906	$42,041
Performance Letters of Credit	2,667	2,521
Construction Mortgages	77,672	59,689
Personal Lines of Credit	6,561	6,456
Overdraft Protection Lines	6,474	6,415
Home Equity Lines of Credit	20,459	20,560
Commercial Lines of Credit	77,470	102,422
Total Commitments	$232,209	$240,104

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

Note 10. Leases

The Company evaluates all contracts at commencement to determine if a lease is present. The Company’s lease contracts are all classified as operating leases and created operating right-of-use (“ROU”) assets and corresponding lease liabilities on the balance sheet. The leases are primarily ROU assets of land and building for branch and loan production locations. ROU assets are reported on the accrued interest and other assets line and the related lease liabilities on the accrued interest and other liabilities line on the Consolidated Statement of Financial Condition.

The following tables present the ROU assets, lease expense, weighted average term, discount rate and maturity analysis of lease liabilities for operating leases for the periods indicated.

	Three Months Ended
	March 31,
	2020	2019
(Dollars in thousands)

Operating Lease Expense	$116	$115
Variable Lease Expense	9	8
Total Lease Expense	$125	$123

	March 31,	December 31,
	2020	2019
Operating Leases:
ROU Assets	$1,205	$1,289
Weighted Average Lease Term in Years	7.11	7.06
Weighted Average Discount Rate	2.90%	2.89%

March 31,
2020
Maturity Analysis:
Due in One Year	$405
Due After One Year to Two Years	292
Due After Two Years to Three Years	142
Due After Three Years to Four Years	66
Due After Four to Five Years	48
Due After Five Years	398
Total	$1,351
Less: Present Value Discount	143
Lease Liabilities	$1,208

Note 11. Other Noninterest Expense

The details of other noninterest expense for the Company’s consolidated statement of income for the three and nine months ended March 31, 2020 and 2019, are as follows:

	Three Months Ended
	March 31,
	2020	2019
(Dollars in thousands)

Other Noninterest Expense
Non-Employee Compensation	$147	$140
Printing and Supplies	101	97
Postage	61	72
Telephone	167	143
Charitable Contributions	51	41
Dues and Subscriptions	76	52
Loan Expenses	145	85
Meals and Entertainment	40	55
Travel	54	35
Training	7	9
Bank Assessment	44	43
Insurance	56	53
Miscellaneous	162	159
Total Other Noninterest Expense	$1,111	$984

Note 12. Segment and Related Information

At March 31, 2020, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial Services, Inc. is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

March 31, 2020
Assets	$1,312,732	$3,911	$151,555	$(155,025)	$1,313,173
Liabilities	1,166,590	1,424	30	(6,396)	1,161,648
Stockholders' equity	146,142	2,487	151,525	(148,629)	151,525

December 31, 2019
Assets	$1,321,001	$4,076	$151,124	$(154,664)	$1,321,537
Liabilities	1,178,759	1,194	27	(9,540)	1,170,440
Stockholders' equity	142,242	2,882	151,097	(145,124)	151,097

Three Months Ended March 31, 2020
Interest and dividend income	$12,313	$1	$15	$-	$12,329
Interest expense	1,796	-	-	-	1,796
Net interest income	10,517	1	15	-	10,533
Provision for loan losses	2,500	-	-	-	2,500
Net interest income after provision for loan losses	8,017	1	15	-	8,033
Noninterest income (loss)	1,044	1,281	(455)	-	1,870
Noninterest expense	8,021	975	5	-	9,001
Undistributed net income of subsidiary	213	-	1,123	(1,336)	-
Income before income tax expense (benefit)	1,253	307	678	(1,336)	902
Income tax expense (benefit)	130	94	(95)	-	129
Net income	$1,123	$213	$773	$(1,336)	$773

Three Months Ended March 31, 2019
Interest and dividend income	$12,281	$1	$1,318	$(1,304)	$12,296
Interest expense	1,862	-	-	-	1,862
Net interest income	10,419	1	1,318	(1,304)	10,434
Provision for loan losses	25	-	-	-	25
Net interest income after provision for loan losses	10,394	1	1,318	(1,304)	10,409
Noninterest income	958	1,147	8	-	2,113
Noninterest expense	7,901	975	3	-	8,879
Undistributed net income of subsidiary	118	-	1,604	(1,722)	-
Income before income tax expense	3,569	173	2,927	(3,026)	3,643
Income tax expense	661	55	2	-	718
Net income	$2,908	$118	$2,925	$(3,026)	$2,925

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the Company’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include, but are not limited to, the following:

•	General and local economic conditions;
•	The scope and duration of economic contraction as a result of the COVID-19 pandemic and its effects on the Company’s business and that of the Company’s customers;
•	Changes in market interest rates, deposit flows, demand for loans, real estate values and competition;
•	Competitive products and pricing;
•	The ability of our customers to make scheduled loan payments;
•	Loan delinquency rates and trends;
•	Our ability to manage the risks involved in our business;
•	Our ability to integrate the operations of businesses we acquire;
•	Our ability to control costs and expenses;
•	Inflation, market and monetary fluctuations;
•	Changes in federal and state legislation and regulation applicable to our business;
•	Actions by our competitors; and
•	Other factors disclosed in the Company’s periodic reports as filed with the Securities and Exchange Commission.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

Given the numerous unknowns and risks that are heavily weighted to the downside, our forward-looking statements are subject to the risk that conditions will be substantially different than we are currently expecting. If efforts to contain COVID-19 are unsuccessful and shelter-in-place orders last longer than expected, the recession would be much longer and much more severe and damaging. Ineffective fiscal stimulus, or an extended delay in implementing it, are also major risks. The deeper the recession and the longer it lasts, the more it will damage consumer fundamentals and sentiment. This could both prolong the recession and make any recovery weaker. Similarly, the recession could damage business fundamentals. As a result, the outbreak and its consequences, including responsive measures to manage it, have had and are likely to continue to have an adverse effect, possibly materially, on our business and financial performance by adversely affecting, possibly materially, the demand and profitability of our products and services, the valuation of assets and our ability to meet the needs of our customers.

The ability to predict the impact of the COVID-19 pandemic on the Company’s future operating results with any precision is difficult and depends on many factors beyond our control. The market area was one of the first to implement state-wide shelter-in-place orders and closing all but essential businesses. The far-reaching consequences of these actions and the crisis is unknown and will largely depend on the extent and length of the recession combined with how quickly the economy can re-open. For example:

•	While specific actions have been taken to protect employees through work-at-home arrangements and social distancing measures for those working in our offices, including limiting branch traffic to drive-thru and special appointments only, outbreak among employees could result in closure of branches or back office operations for quarantine purposes and result in the unavailability of key employees and disruption of services provided to customers.

•	The lack of economic activity may curtail lending opportunities, especially from a commercial perspective, and impact our customers involved in vulnerable industries such as hospitality, oil and gas, retail, and restaurants.

•	Forbearance activity and any additional forbearance that may be needed could impact cash flows and liquidity and result in decreases in late charges.

•	Delinquencies, nonperforming loans, charge-offs and the related provision for loan losses, and foreclosures may significantly increase after forbearance period ends, if economic stimulus does not have the intended outcome and/or if the economy does not fully re-open allowing people to return to work.

•	A sustained economic downturn may result in a decrease in the Company’s value and result in potential material impairment to its goodwill, intangible assets and/or long-lived assets.

•	The Federal Reserve Board’s decision to drop the benchmark interest rate from a range of 1.5% to 1.75% to start the year to a range of 0% to 0.25% as part of a wide-ranging emergency action to protect the economy from the COVID-19 outbreak may result in an influx of loan refinances that could impact the Company’s net interest income.

•	The lack of movement may negatively impact our noninterest income through less fee activity, such as from customer debit card swipes for purchases.

•	Insurance commissions may decline because workers compensation policies are mainly determined based on payroll figures, which could decrease due to job loss.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2020, compared to the financial condition as of December 31, 2019 and the consolidated results of operations for the three months ended March 31, 2020 and 2019.

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

Critical Accounting Estimates

Goodwill. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is subject to impairment testing at the reporting unit level, which is conducted at least annually on October 31 or more frequently if triggering events occur or impairment indicators exist. The Company operates two reporting units – Community Banking segment and Insurance Brokerage Services segment. The Company has assigned 100% of the goodwill to the Community Banking reporting unit.

In 2019, the Company adopted Accounting Standards Update (“ASU”) 2017-04 whereby the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company has the option of performing a qualitative assessment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually. The quantitative test primarily utilizes market comparisons and recent merger and acquisition transactions to determine whether there is goodwill impairment.

At March 31, 2020 and December 31, 2019, the carrying value of goodwill was $28.4 million. In light of the adverse circumstances resulting from COVID-19, management determined it was necessary to evaluate goodwill for impairment and, based on its analysis, determined that goodwill was not impaired as of March 31, 2020. Refer to Note 1 in the Notes to Consolidated Financial Statements of this report for further details on goodwill.

Explanation of Use of Non-GAAP Financial Measures

In addition to financial measures presented in accordance with generally accepted accounting principles (“GAAP”), we use certain non-GAAP financial measures. We believe these non-GAAP financial measures provide useful information in understanding our underlying results of operations or financial position and our business and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although we believe that these non-GAAP financial measures enhance the understanding of our business and performance, they should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.

The interest income on interest-earning assets, net interest rate spread and net interest margin are presented on a fully tax-equivalent (“FTE”) basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory income tax rate of 21 percent. We believe the presentation of net interest income on a FTE basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
(Dollars in thousands)

Interest Income per Consolidated Statement of Income (GAAP)	$12,329	$12,968	$12,296
Adjustment to FTE Basis	53	51	77
Interest Income (FTE) (Non-GAAP)	12,382	13,019	12,373
Interest Expense per Consolidated Statement of Income	1,796	2,029	1,862
Net Interest Income (FTE) (Non-GAAP)	$10,586	$10,990	$10,511

Net Interest Rate Spread (GAAP)	3.34%	3.32%	3.40%
Adjustment to FTE Basis	0.01	0.02	0.03
Net Interest Rate Spread (FTE) (Non-GAAP)	3.35	3.34	3.43

Net Interest Margin (GAAP)	3.55%	3.55%	3.62%
Adjustment to FTE Basis	0.02	0.02	0.02
Net Interest Margin (FTE) (Non-GAAP)	3.57	3.57	3.64

Consolidated Statement of Financial Condition Analysis

Assets. Total assets decreased $8.4 million, or 0.6%, to $1.31 billion at March 31, 2020, from $1.32 billion at December 31, 2019.

•	Cash and due from banks decreased $2.1 million, or 2.6%, to $78.1 million at March 31, 2020, compared to $80.2 million at December 31, 2019. This is primarily the result of utilizing funds from investment security call activity to fund loans and deposit outflows.

•	Investment securities classified as available-for-sale decreased $26.0 million, or 13.2%, to $171.4 million at March 31, 2020, compared to $197.4 million at December 31, 2019. This was primarily the result of $41.4 million of calls mainly in U.S. government agency securities due to the market interest rate decreases that occurred in light of the COVID-19 pandemic and $7.6 million of paydowns on mortgage backed securities partially offset by $19.8 million of mortgage backed security purchases. In addition, there was a $3.5 million increase in the market value of the debt securities portfolio attributed to market interest rate decreases and $458,000 loss in market value in the marketable equity securities portfolio, which is primarily comprised of bank stocks.

•	Net loans increased $19.7 million, or 2.1%, to $962.3 million at March 31, 2020, compared to $942.6 million at December 31, 2019. This was primarily due to net loan advances of $14.4 million in construction loans and net loan originations of $7.9 million in consumer loans and $3.0 million in commercial real estate loans. This was partially offset by a decrease of $4.9 million in commercial and industrial loans. Total loans before allowance for loan losses increased $22.2 million and represented a 9.3% annualized growth rate.

At March 31, 2020, the loan portfolio includes the following exposures which are widely expected to be negatively impacted by the COVID-19 pandemic:

	°	Approximately $83.2 million of retail space secured by commercial real estate.

	°	Approximately $63.0 million of nonowner occupied multi-family apartments.

	°	Approximately $21.7 million to various businesses that are dependent on the oil and gas industry, including, but not limited to, office space, hotels in proximity to oil and gas related activity, capital assets for drilling and transportation, and other support activity.

	°	Approximately $24.6 million of hotel loans secured by commercial real estate, which excludes $3.1 million of hotels reliant on the oil and gas industry.

	°	Approximately $24.6 million of hotel loans secured by commercial real estate, which excludes $3.1 million of hotels reliant on the oil and gas industry.

	°	Approximately $5.2 million in restaurants secured by commercial real estate

Refer to Note 4 in the Notes to Consolidated Financial Statements of this report for details of activity that mainly occurred after the end of the March 31, 2020 reporting period related to loans in forbearance and PPP loans.

•	The allowance for loan losses was $12.3 million at March 31, 2020 and reflects a $2.5 million provision for loan loss in the current quarter. Management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses. The COVID-19 pandemic, which led to state-wide shelter in place orders and mandatory closures of all but essential business has resulted in a dramatic increase in unemployment and recessionary economic conditions. Based on evaluation of the current macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis related to economic trends and industry conditions, specifically because of vulnerable industries such as hospitality, oil and gas, retail and restaurants, were adjusted for these circumstances and resulted in the $2.5 million provision for loan losses in the current quarter. As a result, the allowance for loan losses to total loans increased from 1.04% at December 31, 2019 to 1.26% at March 31, 2020.

•	Nonperforming loans declined to $5.2 million at March 31, 2020 compared to $5.4 million at December 31, 2019 and coupled with loan growth noted previously resulted in the nonperforming loans to total loans ratio decreasing 3 basis points to 0.54% at March 31, 2020 compared to 0.57% at December 31, 2019.

Liabilities. Total liabilities decreased $8.8 million, or 0.8%, to $1.16 billion at March 31, 2020 compared to $1.17 billion at December 31, 2019.

•	Total deposits decreased $11.7 million, or 1.0%, to $1.11 billion at March 31, 2020, from $1.12 billion at December 31, 2019. There were decreases of $8.2 million in time deposits, $4.8 million in money market accounts, and $2.5 million in NOW accounts, partially offset by an increase of $3.6 million in savings accounts. This decrease is largely the result of a decrease in jumbo CDs and cyclical tax deposits received on municipal money market and NOW accounts. The Bank has been selective on offering promotional interest rates and continues to evaluate its rate structure in light of recent rate decreases by the Federal Reserve.

•	Short-term borrowings increased $4.4 million, or 14.4%, to $35.0 million at March 31, 2020, compared to $30.6 million at December 31, 2019. At March 31, 2020 and December 31, 2019, short-term borrowings were comprised entirely of securities sold under agreements to repurchase. The increase is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase.

•	Other borrowed funds decreased $3.0 million, due to a FHLB borrowing that matured in the current period.

Stockholders’ Equity. Stockholders’ equity increased $428,000, or 0.3%, to $151.5 million at March 31, 2020, compared to $151.1 million at December 31, 2019. Net income was $773,000 for the three months ended March 31, 2020. Book value per share was $28.09, an increase of $0.44 at March 31, 2020, compared to $27.65 for December 31, 2019. The Company paid $1.3 million in dividends to common stockholders and accumulated other comprehensive income increased $2.8 million primarily due to market interest rate conditions in the current period on the Bank’s available-for-sale debt securities. In addition, as part of the Company’s stock repurchase program, the Company repurchased 67,816 shares of common stock totaling $1.9 million during the current quarter. COVID-19 prompted the Company to announce on March 19, 2020 that the stock repurchase program was suspended until further notice to preserve excess capital in support of the Bank’s business of providing financial services to its customers and communities.

Consolidated Results of Operations for the Three Months Ended March 31, 2020 and 2019

Overview. Net income decreased $2.2 million to $773,000 for the three months ended March 31, 2020, compared to $2.9 million for the three months ended March 31, 2019. The quarterly results were mainly impacted by a $2.5 million provision for loan losses and significant decrease in the fair value of the marketable equity securities portfolio.

Net Interest Income. Net interest income increased $99,000, or 0.9%, to $10.5 million for the three months ended March 31, 2020, compared to $10.4 million for the three months ended March 31, 2019.

Interest and dividend income increased $33,000, or 0.3%, to $12.3 million for the three months ended March 31, 2020, which was comparable to the three months ended March 31, 2019.

•	Interest income on loans increased $331,000, or 3.2%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Average net loans increased by $52.4 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 primarily due to organic commercial and residential real estate loan growth which increased $31.4 million and $26.7 million on average respectively, but contributed to a decrease of 16 basis points in average loan yield. We expect average loan yield to be further impacted by the 150 basis point decline in the Federal Reserve benchmark rate and Wall Street Journal Prime Rate in March 2020, which resulted in immediate decrease in interest rates on adjustable rate loans linked to the Prime Rate.

The impact of the accretion of the credit mark on acquired loans portfolios was $76,000 in the current period compared to $60,000 in the prior period, or 3 bps in both periods.

•	Other interest and dividend income, which primarily consists of interest-bearing cash at correspondent banks, decreased $80,000, or 25.2% compared to the three months ended March 31, 2019. While the average balance increased $18.9 million, the average yield decreased 134 basis points due to the decline in the current period interest rates earned on deposits at other financial institutions from COVID-19. The Company is maintaining cash to support loan demand from the PPP program in the second quarter of 2020.

•	Interest income on taxable securities decreased $116,000, compared to the three months ended March 31, 2019 mainly due to a decrease of $31.8 million in the average balance partially offset by a 26 basis point increase in yield in the current period. The Federal Reserve’s decision to drop the benchmark interest rate to 0%-0.25% resulted in the call of $41.4 million in U.S. government agency securities during the quarter. The funds were partially maintained in cash or reinvested in lower rate mortgage-backed securities. These funds will primarily be used to fund PPP loan activity in the second quarter of 2020.

•	Interest income on tax-exempt securities decreased $102,000 compared to the three months ended March 31, 2019. This was due to prior period lower yielding security calls and municipal bond sales, which attributed to an average balance decrease of $16.0 million.

Interest expense decreased $66,000, or 3.5%, to $1.8 million for the three months ended March 31, 2020, compared to $1.9 million for the three months ended March 31, 2019.

•	Interest expense on deposits decreased $38,000. While there was an increase in average interest-bearing deposits of $13.1 million, there was a decrease in average cost of 4 basis points. The decrease in interest expense is primarily attributed to a 5 to 11 basis point decline in average cost on interest-bearing demand deposits, savings and money market accounts, which resulted in a decrease of $88,000 in interest expense despite a total increase of $15.0 million in average balance in those categories. This was offset by a 10 basis point increase in average cost on time deposits, primarily from time deposits with balances greater than $100,000 from special promotions, which contributed to a $50,000 increase in interest expense.

•	Interest expense on other borrowed funds decreased $27,000 primarily due to FHLB long-term borrowings that matured and were paid off throughout the last year that resulted in a $8.8 million decrease in average balance.

Average Balances and Yields. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. FTE yield adjustments have been made for tax exempt loan and securities interest income utilizing a marginal federal income tax rate of 21% for the periods presented. As such, amounts will not agree to income as reported in the consolidated financial statements. Average balances for loans are net of the allowance for loan losses, and include nonaccrual loans with a zero yield. Nonaccrual loans are included in average balances only. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31,
	2020			2019
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost (4)	Balance	Dividends	Cost (4)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net	$950,661	$10,796	4.57%	$898,283	$10,466	4.73%
Debt Securities
Taxable	158,655	1,201	3.03	190,418	1,317	2.77
Tax Exempt	16,837	127	3.02	32,814	252	3.07
Marketable Equity Securities	2,568	20	3.12	2,507	20	3.19
Other Interest-Earning Assets	64,608	238	1.48	45,711	318	2.82
Total Interest-Earning Assets	1,193,329	12,382	4.17	1,169,733	12,373	4.29
Noninterest-Earning Assets	114,056			111,999
Total Assets	$1,307,385			$1,281,732

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$226,482	267	0.47%	$213,210	276	0.52%
Savings	218,328	90	0.17	213,115	145	0.28
Money Market	180,982	249	0.55	184,503	273	0.60
Time Deposits	215,449	1,075	2.01	217,289	1,025	1.91
Total Interest-Bearing Deposits	841,241	1,681	0.80	828,117	1,719	0.84
Borrowings	42,321	115	1.09	51,104	143	1.13
Total Interest-Bearing Liabilities	883,562	1,796	0.82	879,221	1,862	0.86
Noninterest-Bearing Demand Deposits	261,504			254,460
Other Liabilities	9,797			8,962
Total Liabilities	1,154,863			1,142,643

Stockholders' Equity	152,522			139,089
Total Liabilities and Stockholders' Equity	$1,307,385			$1,281,732

Net Interest Income (FTE) (Non-GAAP)		$10,586			$10,511
Net Interest Rate Spread (FTE) (Non-GAAP) (1)			3.35%			3.43%
Net Interest-Earning Assets (2)	$309,767			$290,512
Net Interest Margin (FTE) (Non-GAAP) (3)			3.57			3.64
Return on Average Assets			0.24			0.93
Return on Average Equity			2.04			8.53
Average Equity to Average Assets			11.67			10.85
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			135.06			133.04

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(4)	Annualized.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. FTE yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21%. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	Three Months Ended March 31, 2020
	Compared To
	Three Months Ended March 31, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$695	$(365)	$330
Debt Securities:
Taxable	(232)	116	(116)
Exempt From Federal Tax	(121)	(4)	(125)
Other Interest-Earning Assets	106	(186)	(80)
Total Interest-Earning Assets	448	(439)	9

Interest Expense:
Deposits	45	(83)	(38)
Borrowings	(23)	(5)	(28)
Total Interest-Bearing Liabilities	22	(88)	(66)
Change in Net Interest Income	$426	$(351)	$75

Provision for Loan Losses. The provision for loan losses was $2.5 million for the three months ended March 31, 2020, compared to $25,000, for the three months ended March 31, 2019. As noted previously in the Assets section of the Consolidated Statement of Financial Condition Analysis, management analyzes the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses and the need for additional provisions for loan losses. The COVID-19 pandemic, which led to state-wide shelter in place orders and mandatory closures of all but essential business has resulted in a dramatic increase in unemployment and recessionary economic conditions. Based on evaluation of the current macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis related to economic trends and industry conditions, specifically because of vulnerable industries such as hospitality, oil and gas, retail and restaurants, were adjusted for these circumstances and resulted in the $2.5 million provision for loan losses in the current quarter.

Net charge-offs for the three months ended March 31, 2020 were $45,000, or 0.02% net charge-offs to average loans on an annualized basis. Net charge-offs were $171,000, or 0.08% net charge-offs to average loans on an annualized basis, for the three months ended March 31, 2019 driven by higher automobile loan charge-offs.

Noninterest Income. Noninterest income decreased $243,000, or 11.5%, to $1.9 million for the three months ended March 31, 2020, compared to $2.1 million for the three months ended March 31, 2019.

•	The fair value of the Company’s marketable equity securities declined $438,000 in the first quarter of 2020 and $458,000 compared to the first quarter of 2019 from the impact of COVID-19 on the stock market. The Company’s marketable equity securities are primarily comprised of bank stocks.

•	Insurance commissions increased $132,000, or 11.5%, to $1.3 million for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019 primarily due to targeted efforts to increase commercial policies.

•	Other income decreased $52,000 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due increased amortization of mortgage servicing rights on sold mortgages in the current period, which offsets related servicing income.

Noninterest Expense. Noninterest expense increased $122,000, or 1.4%, to $9.0 million for the three months ended March 31, 2020, compared to $8.9 million for the three months ended March 31, 2019.

•	Salaries and employee benefits decreased $206,000 to $4.7 million for the three months ended March 31, 2020 compared to $4.9 million for the three months ended March 31, 2019. The decrease compared to both prior periods was primarily due to a $407,000 one-time payment received from health insurance claims exceeding our stop-loss limit for the 2019 plan year and change from a self-funded to a fully insured plan. Final calculation of the stop loss payment was completed 90 days after the end of the plan year. This was partially offset by approximately $70,000 of one-time payments related to the CEO transition in the first quarter of 2020 and an increase in expense on restricted stock from the December 2019 grants. The Bank instituted a 10% premium pay program due to the COVID-19 pandemic, which will remain in effect until shelter in place orders have been lifted. The expense related to this program, along with overtime necessary to process loan volume, will be recognized beginning in the second quarter of 2020.

•	Contracted services increased $106,000 to $378,000 for the three months ended March 31, 2020 compared to $272,000 for the three months ended March 31, 2019 primarily due to $116,000 in consulting fees associated with the search for a new CEO.

•	Advertising increased $66,000 to $183,000 for the three months ended March 31, 2020 compared $117,000 for the three months ended March 31, 2019 due to added focus on digital advertising.

•	Legal and professional fees increased $54,000 to $235,000 for the three months ended March 31, 2020 compared to $181,000 for the three months ended March 31, 2019 due to fees associated with the CEO transition.

•	Equipment expense decreased $39,000 to $257,000 for three months ended March 31, 2020 compared to $296,000 for the three months ended March 31, 2019 primarily due to fully depreciated items.

•	The Federal Deposit Insurance Corporation (“FDIC”) assessment expense decreased $30,000 to $158,000 for the three months ended March 31, 2020 compared to $188,000 the three months ended December 31, 2019 due to a decrease in the Bank’s overall assessment rate in the current reporting period.

Income Tax Expense. Income taxes decreased $589,000 to $129,000 for the three months ended March 31, 2020, compared to $718,000, for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 was 14.3%, compared to 19.7%, for the three months ended March 31, 2019. The decrease in income taxes was due to a decrease of $2.7 million in pre-tax income. The decrease in pre-tax income combined with stable tax-preference items resulted in a lower effective tax rate for the three months ended March 31, 2020.

Off-Balance Sheet Arrangements.

Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 9 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of March 31, 2020.

Liquidity and Capital Management

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments and maturities, calls and sales of securities. While maturities and scheduled amortization of loans and securities are typically predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The ability to predict the impact of the COVID-19 pandemic on the Company’s liquidity with any precision is difficult and depends on many factors beyond our control. The market area was one of the first to implement state-wide shelter-in-place orders and closing all but essential businesses. The far-reaching consequences of these actions and the crisis is unknown and will largely depend on the extent and length of the recession combined with how quickly the economy can re-open. Forbearance activity and any additional forbearance that may be needed could significantly impact our sources of funds from loan cash flows.

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at March 31, 2020 to satisfy its short- and long-term liquidity needs.

The Company’s most liquid assets are cash and due from banks, which totaled $78.1 million at March 31, 2020. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $18.7 million at March 31, 2020. In addition, at March 31, 2020, the Company had the ability to borrow up to $369.8 million from the FHLB of Pittsburgh, of which $40.0 million was utilized toward standby letters of credit. The Company also has the ability to borrow up to $98.0 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of both March 31, 2020 and December 31, 2019.

At March 31, 2020, time deposits due within one year of that date totaled $82.7 million, or 39.1% of total time deposits. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At March 31, 2020, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $4.8 million. While the Company is not currently planning to reduce or suspend quarterly dividends, if the Company incurs or is expected to incur significant reduction in earnings as a result of the COVID-19 pandemic, it may need to suspend or reduce the level of quarterly dividends. In addition, primarily due to the COVID-19 pandemic and the expected impacts on the economy, on March 19, 2020, the Company announced that its stock repurchase program was suspended until further notice to preserve excess capital in support of the Bank’s business of providing financial services to its customers and communities. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.

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

At March 31, 2020 and December 31, 2019, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	March 31, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$104,536	11.60%	$101,703	11.43%
For Capital Adequacy Purposes	40,543	4.50	40,050	4.50
To Be Well Capitalized	58,562	6.50	57,851	6.50

Tier 1 Capital (to risk weighted assets)
Actual	104,536	11.60	101,703	11.43
For Capital Adequacy Purposes	54,057	6.00	53,401	6.00
To Be Well Capitalized	72,076	8.00	71,201	8.00

Total Capital (to risk weighted assets)
Actual	115,811	12.85	111,570	12.54
For Capital Adequacy Purposes	72,076	8.00	71,201	8.00
To Be Well Capitalized	90,095	10.00	89,001	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	104,536	8.23	101,703	7.85
For Capital Adequacy Purposes	50,790	4.00	51,838	4.00
To Be Well Capitalized	63,488	5.00	64,798	5.00

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company believes that as of March 31, 2020, there was no material change in the quantitative and qualitative disclosure about market risk data as of December 31, 2019, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries, among other industries, have been particularly hurt by COVID-19. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

Operational Risk – Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk/Market Value Risk – Our net interest income, lending and investment activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on financial markets and market stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in prevailing fair market values of our investment securities and other assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Impairment in the carrying value of goodwill could negatively affect our results of operations.

At March 31, 2020, we had $28.4 million of goodwill on our Consolidated Statement of Financial Condition and any impairment could have a material adverse impact on the Company’s financial conditions and results of operations. 100% of the goodwill is assigned to the Community Banking reporting unit. Under GAAP, goodwill must be evaluated for impairment annually or on an interim basis when a triggering event occurs. If the carrying value of our reporting unit exceeds its current fair value as determined based on the value of the business, the goodwill is considered impaired and is reduced to fair value by a non-cash, non-tax-deductible charge to earnings. The impairment testing required by GAAP involves estimates and significant judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions or other unanticipated events and circumstances may affect the accuracy or validity of such estimates. Events and conditions that could result in impairment in the value of our goodwill include worsening business conditions and economic factors, particularly those that may result from the impact of a downturn in the economy as a result of COVID-19, changes in the industries in which we operate, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term profitability and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31, 2020	9,071	$29.37	9,071	$4,544,059
February 1-29, 2020	29,906	29.67	29,906	3,651,978
March 1-31, 2020	28,839	25.57	28,839	3,028,664
Total	67,816	27.89	67,816

(1)	On November 20, 2019, the Company announced that the Board had approved a program commencing on November 25, 2019 to repurchase up to $5.0 million of the Company’s outstanding common stock, which was approximately 3.2% of outstanding common shares. On March 19, 2020, the Company announced that the stock repurchase program was suspended until further notice. As of March 19, 2020, the Company had repurchased 69,966 shares. This repurchase program is scheduled to expire on November 24, 2020.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on September 13, 2014 (File No. 333-196749))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on September 13, 2014 (File No. 333-196749))

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statement of Financial Condition, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	May 7, 2020	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Date:	May 7, 2020	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)