Form 10-Q
period 2020-06-30
CB Financial Services, Inc.
filed 2020-08-10
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2020, the number of shares outstanding of the Registrant’s Common Stock was 5,393,712.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited) June 30, 2020	December 31, 2019
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$114,794	$68,798
Non-Interest Bearing	16,609	11,419
Total Cash and Due From Banks	131,403	80,217

Investment Securities:
Available-for-Sale	148,648	197,385
Loans, Net of Allowance for Loan Losses of $12,648 and $9,867 at June 30, 2020 and December 31, 2019, Respectively	1,029,511	942,629
Premises and Equipment, Net	21,818	22,282
Bank-Owned Life Insurance	24,499	24,222
Goodwill	28,425	28,425
Intangible Assets, Net	9,463	10,527
Accrued Interest and Other Assets	13,385	15,850
TOTAL ASSETS	$1,407,152	$1,321,537

LIABILITIES
Deposits:
Non-Interest Bearing Demand Deposits	$341,180	$267,152
NOW Accounts	237,343	232,099
Money Market Accounts	184,726	182,428
Savings Accounts	229,388	216,924
Time Deposits	201,303	219,756
Total Deposits	1,193,940	1,118,359

Short-Term Borrowings	42,349	30,571
Other Borrowings	11,000	14,000
Accrued Interest and Other Liabilities	7,471	7,510
TOTAL LIABILITIES	1,254,760	1,170,440

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 Shares Issued and 5,393,712 and 5,463,828 Shares Outstanding at June 30, 2020 and December 31, 2019, Respectively	2,367	2,367
Capital Surplus	83,327	82,971
Retained Earnings	68,039	66,955
Treasury Stock, at Cost (287,281 and 217,165 Shares at June 30, 2020 and December 31, 2019, Respectively)	(5,928)	(3,842)
Accumulated Other Comprehensive Income	4,587	2,646
TOTAL STOCKHOLDERS' EQUITY	152,392	151,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,407,152	$1,321,537

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
(Dollars in thousands, except share and per share data)

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$10,577	$10,673	$21,341	$21,106
Investment Securities:
Taxable	940	1,442	2,141	2,759
Tax-Exempt	106	160	212	368
Dividends	20	20	40	40
Other Interest and Dividend Income	84	374	322	692
TOTAL INTEREST AND DIVIDEND INCOME	11,727	12,669	24,056	24,965

INTEREST EXPENSE
Deposits	1,305	1,824	2,986	3,543
Short-Term Borrowings	39	50	84	96
Other Borrowings	62	90	132	187
TOTAL INTEREST EXPENSE	1,406	1,964	3,202	3,826

NET INTEREST INCOME	10,321	10,705	20,854	21,139
Provision For Loan Losses	300	350	2,800	375
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,021	10,355	18,054	20,764

NONINTEREST INCOME
Service Fees	487	617	1,092	1,210
Insurance Commissions	1,113	1,083	2,396	2,234
Other Commissions	188	78	298	195
Net Gain on Sales of Loans	441	50	568	142
Net Gain (Loss) on Sales of Investment Securities	489	7	489	(53)
Change in Fair Value of Marketable Equity Securities	28	109	(410)	129
Net Gain on Purchased Tax Credits	16	9	31	18
Net Gain on Disposal of Fixed Assets	—	8	17	2
Income from Bank-Owned Life Insurance	138	134	277	266
Other (Loss) Income	(252)	70	(238)	136
TOTAL NONINTEREST INCOME	2,648	2,165	4,520	4,279

NONINTEREST EXPENSE
Salaries and Employee Benefits	4,828	4,708	9,559	9,645
Occupancy	699	663	1,432	1,422
Equipment	224	285	481	581
Data Processing	460	380	885	788
FDIC Assessment	163	175	321	363
PA Shares Tax	333	249	608	517
Contracted Services	562	361	940	633
Legal and Professional Fees	171	160	406	341
Advertising	155	220	338	337
Other Real Estate Owned (Income)	(1)	(31)	(18)	(94)
Amortization of Intangible Assets	532	532	1,064	1,064
Other	945	1,095	2,058	2,080
TOTAL NONINTEREST EXPENSE	9,071	8,797	18,074	17,677

Income Before Income Tax Expense	3,598	3,723	4,500	7,366
Income Tax Expense	695	744	824	1,462
NET INCOME	$2,903	$2,979	$3,676	$5,904

EARNINGS PER SHARE
Basic	$0.54	$0.55	$0.68	$1.09
Diluted	0.54	0.55	0.68	1.08

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,393,712	5,433,537	5,412,456	5,433,198
Diluted	5,393,770	5,444,824	5,423,770	5,448,040
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in thousands)

Net Income	$2,903	$2,979	$3,676	$5,904

Other Comprehensive (Loss) Income:
Change in Unrealized (Loss) Gain on Investment Securities Available-for-Sale	(572)	2,571	2,946	5,530
Income Tax Effect	120	(540)	(619)	(1,162)

Reclassification Adjustment for (Gain) Loss on Sales of Investment Securities Included in Net Income (1)	(489)	(7)	(489)	53
Income Tax Effect (1)	103	2	103	(11)
Other Comprehensive (Loss) Income, Net of Income Tax Expense (Benefit)	(838)	2,026	1,941	4,410
Total Comprehensive Income	$2,065	$5,005	$5,617	$10,314
(1) The gross amount of gain (loss) on sales of investment securities is reported as Net Gain (Loss) on Sales of Investments Securities on the Consolidated Statement of Income. The income tax effect (benefit) is included in Income Tax Expense on the Consolidated Statement of Income.
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

March 31, 2020	5,680,993	$2,367	$83,216	$66,431	$(5,914)	$5,425	$151,525
Comprehensive Income:
Net Income	—	—	—	2,903	—	—	2,903
Other Comprehensive Loss	—	—	—	—	—	(838)	(838)
Stock-Based Compensation Expense	—	—	111	—	—	—	111
Exercise of Stock Options	—	—	—	—	(14)	—	(14)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,295)	—	—	(1,295)
June 30, 2020	5,680,993	$2,367	$83,327	$68,039	$(5,928)	$4,587	$152,392

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

March 31, 2019	5,680,993	$2,367	$83,307	$59,464	$(4,353)	$944	$141,729
Comprehensive Income:
Net Income	—	—	—	2,979	—	—	2,979
Other Comprehensive Income	—	—	—	—	—	2,026	2,026
Restricted Stock Awards Forfeited	—	—	8	—	(8)	—	—
Restricted Stock Awards Granted	—	—	(11)	—	11	—	—
Stock-Based Compensation Expense	—	—	76	—	—	—	76
Dividends Paid ($0.24 Per Share)	—	—	—	(1,303)	—	—	(1,303)
June 30, 2019	5,680,993	$2,367	$83,380	$61,140	$(4,350)	$2,970	$145,507

The accompanying notes are an integral part of these consolidated financial statements

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2019	5,680,993	$2,367	$82,971	$66,955	$(3,842)	$2,646	$151,097
Comprehensive Income:
Net Income	—	—	—	3,676	—	—	3,676
Other Comprehensive Income	—	—	—	—	—	1,941	1,941
Restricted Stock Awards Forfeited	—	—	96	—	(96)	—	—
Stock-Based Compensation Expense	—	—	256	—	—	—	256
Exercise of Stock Options	—	—	4	—	(82)	—	(78)
Treasury stock purchased, at cost (67,816 shares)	—	—	—	—	(1,908)	—	(1,908)
Dividends Paid ($0.48 Per Share)	—	—	—	(2,592)	—	—	(2,592)
June 30, 2020	5,680,993	$2,367	$83,327	$68,039	$(5,928)	$4,587	$152,392

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2018	5,680,993	$2,367	$83,225	$57,843	$(4,370)	$(1,440)	$137,625
Comprehensive Income:
Net Income	—	—	—	5,904	—	—	5,904
Other Comprehensive Income	—	—	—	—	—	4,410	4,410
Restricted Stock Awards Forfeited	—	—	8	—	(8)	—	—
Restricted Stock Awards Granted	—	—	(11)	—	11	—	—
Stock-Based Compensation Expense	—	—	153	—	—	—	153
Exercise of Stock Options	—	—	5	—	17	—	22
Dividends Paid ($0.48 Per Share)	—	—	—	(2,607)	—	—	(2,607)
June 30, 2019	5,680,993	$2,367	$83,380	$61,140	$(4,350)	$2,970	$145,507

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2020	2019
(Dollars in thousands)
OPERATING ACTIVITIES
Net Income	$3,676	$5,904
Αdjustmеnts to Rеconcilе Net Income to Net Cash Provided By Operating Activities:
Net (Accretion) Amortization on Investments	(50)	20
Depreciation and Amortization	2,158	1,833
Provision for Loan Losses	2,800	375
Change in Fair Value of Marketable Equity Securities	410	(129)
Net Gain on Purchased Tax Credits	(31)	(18)
Income from Bank-Owned Life Insurance	(277)	(266)
Proceeds From Mortgage Loans Sold	15,140	5,724
Originations of Mortgage Loans for Sale	(14,572)	(5,582)
Net Gain on Sales of Loans	(568)	(142)
Net (Gain) Loss on Sales of Investment Securities	(489)	53
Net Loss (Gain) on Sales of Other Real Estate Owned and Repossessed Assets	16	(30)
Noncash Expense for Stock-Based Compensation	256	153
Increase in Accrued Interest Receivable	(1,366)	(343)
Net Gain on Disposal of Fixed Assets	(17)	(2)
Increase in Taxes Payable	1,018	536
Payments on Operating Leases	(220)	(207)
(Decrease) Increase in Accrued Interest Payable	(124)	293
Net Payment of Federal and State Income Taxes	—	(1,365)
Other, Net	(1,077)	994
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,683	7,801
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	72,253	15,703
Purchases of Debt and Marketable Equity Securities	(38,823)	(33,331)
Proceeds from Sales of Securities	17,893	12,672
Net Increase in Loans	(86,434)	(23,397)
Purchase of Premises and Equipment	(97)	(54)
Proceeds from Disposal of of Premises and Equipment	25	—
Asset Acquisition of a Customer List	—	(900)
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	42	773
(Increase) Decrease in Restricted Equity Securities	(137)	143
NET CASH USED IN INVESTING ACTIVITIES	(35,278)	(28,391)
FINANCING ACTIVITIES
Net Increase in Deposits	75,581	20,445
Net Increase (Decrease) in Short-Term Borrowings	11,778	(3,249)
Principal Payments on Other Borrowed Funds	(3,000)	(3,000)
Cash Dividends Paid	(2,592)	(2,607)
Treasury Stock, Purchases at Cost	(1,908)	—
Exercise of Stock Options	(78)	22
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,781	11,611
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,186	(8,979)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	80,217	53,353
CASH AND DUE FROM BANKS AT END OF PERIOD	$131,403	$44,374
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $3,104 and $3,244, respectively)	$3,327	$3,532
Income taxes	—	1,365
SUPPLEMENTAL NONCASH DISCLOSURE:
Real estate acquired in settlement of loans	76	158
Right of use asset recognized	47	1,706
Lease liability recognized	47	1,712
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest earnings on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest earnings on investment securities and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. The Bank operates 16 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, seven offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, a full-service, independent insurance agency.
Reclassifications
Certain comparative amounts for the prior year have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income or stockholders’ equity.
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. At June 30, 2020 and December 31, 2019, the carrying value of goodwill was $28.4 million. Goodwill is subject to impairment testing at the reporting unit level, which is conducted at least annually on October 31 or more frequently if triggering events occur or impairment indicators exist. The Company operates two reporting units – Community Banking segment and Insurance Brokerage Services segment. The Company has assigned 100% of the goodwill to the Community Banking reporting unit.
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
The COVID-19 pandemic that has impacted the U.S. and most of the world and government response to curtail the spread of the virus through shelter-in-place orders and mandatory closures of all but essential businesses beginning in March 2020 has significantly impacted our market area and the activities of individuals and businesses. These restrictions have resulted in significant adverse effects on macroeconomic conditions, and stock market valuations have decreased substantially for most companies, including banks. The ultimate effect of COVID-19 on the local or broader economy is not yet known nor is the ultimate length of the restrictions described and any accompanying effects. In light of the adverse circumstances resulting from COVID-19, management determined it was necessary to evaluate goodwill for impairment at March 31, 2020.
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
In performing our quarterly goodwill impairment assessment, we first assessed qualitative factors to determine whether any triggering events occurred that would require us to perform an interim goodwill impairment analysis and evaluate if it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the reporting unit and other relevant entity and reporting-unit specific considerations. Based on qualitative assessment as of June 30, 2020, we concluded that no triggering events occurred and it is more likely than not that the fair value of a reporting unit exceed its carrying value indicating that goodwill of the reporting unit is considered not impaired. As such, no quantitative assessment was performed.
Recent Accounting Standards
In March 2020, the Financial Accounting Standard Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). The ASU is intended to help stakeholders during the global market-wide reference rate transition period. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. While the LIBOR reform may require extensive changes to the contracts that govern LIBOR based products, as well as our systems and processes, we cannot yet determine whether the Company will be able to use the optional expedient for the changes to contract terms that may be required by LIBOR reform and therefore, the Company cannot yet determine the magnitude of the impact or the overall impact of the new guidance on the Company’s consolidated financial condition or results of operation.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the second step of the goodwill impairment test. Instead, an entity applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted, and is to be applied on a prospective basis. The Company elected to early adopt the provisions of ASU 2017-04 effective October 31, 2019 and the adoption did not have a material impact on the Company's consolidated statement of financial condition or results of operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in thousands, except share and per share data)

Net income	$2,903	$2,979	$3,676	$5,904

Weighted-Average Basic Common Shares Outstanding	5,393,712	5,433,537	5,412,456	5,433,198
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	58	11,287	11,314	14,842
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,393,770	5,444,824	5,423,770	5,448,040

Earnings per share:
Basic	$0.54	$0.55	$0.68	$1.09
Diluted	0.54	0.55	0.68	1.08
The dilutive effect on weighted average diluted common shares outstanding is the result of outstanding stock options and nonvested restricted stock. The following table presents for the periods indicated (a) options to purchase shares of common stock that were outstanding but not included in the computation of earnings per share because the options’ exercise price was greater than the average market price of the common shares for the period, and (b) shares of restricted stock awards that were not included in the computation of diluted earnings per share because the hypothetical repurchase of shares under the treasury stock method exceeded the weighted average nonvested restricted awards, therefore the effects would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock Options	205,271	252,559	73,371	103,059
Restricted Stock	43,650	6,900	30,250	600

Note 3. Investment Securities
The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Debt Securities:
U.S. Government Agencies	$19,000	$2	$(8)	$18,994
Obligations of States and Political Subdivisions	20,769	1,189	—	21,958
Mortgage-Backed Securities - Government-Sponsored Enterprises	100,733	4,649	(1)	105,381
Total Debt Securities	$140,502	$5,840	$(9)	$146,333

Marketable Equity Securities:
Mutual Funds				1,022
Other				1,293
Total Marketable Equity Securities				2,315
Total Available-for-Sale Securities				$148,648

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Debt Securities:
U.S. Government Agencies	$47,993	$227	$(164)	$48,056
Obligations of States and Political Subdivisions	25,026	819	(2)	25,843
Mortgage-Backed Securities - Government-Sponsored Enterprises	118,282	2,601	(107)	120,776
Total Debt Securities	$191,301	$3,647	$(273)	$194,675

Marketable Equity Securities:
Mutual Funds				997
Other				1,713
Total Marketable Equity Securities				2,710
Total Available-for-Sale Securities				$197,385

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	June 30, 2020
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	3	$8,992	$(8)	—	$—	$—	3	$8,992	$(8)
Obligations of States and Political Subdivisions	—	—	—	—	—	—	—	—	—
Mortgage Backed Securities- Government Sponsored Enterprises	1	695	(1)	—	—	—	1	695	(1)
Total	4	$9,687	$(9)	—	$—	$—	4	$9,687	$(9)

	December 31, 2019
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	6	$16,116	$(83)	6	$13,938	$(81)	12	$30,054	$(164)
Obligations of States and Political Subdivisions	—	—	—	1	509	(2)	1	509	(2)
Mortgage Backed Securities- Government Sponsored Enterprises	7	20,003	(104)	1	1,711	(3)	8	21,714	(107)
Total	13	$36,119	$(187)	8	$16,158	$(86)	21	$52,277	$(273)
For debt securities, the Company does not believe that any individual unrealized loss as of June 30, 2020 or December 31, 2019, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at June 30, 2020 and December 31, 2019 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

The following table presents the scheduled maturities of debt securities as of the date indicated:

	June 30, 2020
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$—	$—
Due after One Year through Five Years	4,306	4,388
Due after Five Years through Ten Years	36,308	37,484
Due after Ten Years	99,888	104,461
Total	$140,502	$146,333
The following table presents gross gain and loss of sales of available-for-sale investment securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Debt Securities
Gross Gain	$489	$12	$489	$12
Gross Loss	—	(5)	—	(65)
Net Gain (Loss) on Sales of Investment Securities	$489	$7	$489	$(53)
Marketable equity securities are measured at fair value with changes in fair value included in Change in Fair Value of Marketable Equity Securities on the Consolidated Statement of Income. Realized gains and losses on sales of marketable equity securities are included in Net Gain (Loss) on Sales of Investment Securities on the Consolidated Statement of Income. There were no sales of marketable equity securities for the three and six months ended June 30, 2020 and 2019, respectively.
Note 4. Loans and Allowance for Loan Losses
The Company’s loan portfolio consists of four classifications: real estate loans, commercial and industrial loans, consumer loans, and other loans. The following table presents the classifications of loans as of the dates indicated.

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
(Dollars in thousands)

Real Estate:
Residential	$344,782	33.2%	$347,766	36.6%
Commercial	350,506	33.6	351,360	36.9
Construction	58,295	5.6	35,605	3.7
Commercial and Industrial	149,085	14.3	85,586	9.0
Consumer	117,145	11.2	113,637	11.9
Other	22,346	2.1	18,542	1.9
Total Loans	1,042,159	100.0%	952,496	100.0%
Allowance for Loan Losses	(12,648)		(9,867)
Loans, Net	$1,029,511		$942,629
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic, which included authorizing the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). On April 16, 2020, the original $349 billion funding cap was reached. On April 23, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Enhancement Act”) was

signed into law and included an additional $484 billion in COVID-19 relief, including allocating an additional $310 billion to replenish the PPP. The second round of the PPP began on April 27, 2020.
Under the PPP, participating SBA and other qualifying lenders can originate loans to eligible businesses that are fully guaranteed by the SBA as to principal and interest, have more favorable terms than traditional SBA loans and may be forgiven if the proceeds are used by the borrower for certain purposes. PPP is designed to help small businesses keep their workforce employed and cover expenses during the COVID-19 crisis. These loans have a two- or five-year loan term to maturity, an interest rate of 1% per annum and loan payments are deferred for six months. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of a PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The Bank receives a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which is offset by a 0.75% third-party servicing agent fee.
As of June 30, 2020, the Bank originated 628 loans totaling $70.0 million, with a median loan balance of $35,000. The loans impact over 8,300 small business employees. Among the largest sectors impacted were $15.3 million in loans for health care and social assistance, $12.4 million for construction and specialty-trade contractors, $6.1 million for professional and technical services, $5.9 million for retail trade, $5.1 million for wholesale trade, $4.6 million for manufacturing and $3.4 million for restaurant and food services. Net SBA origination fees as of June 30, 2020 were $2.1 million, of which $191,000 was recognized during the three and six months ended June 30, 2020. We expect to recognize the majority of unearned net origination fees in the third and fourth quarter upon processing requests for loan forgiveness. All PPP loans are classified as commercial and industrial loans held for investment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.
Total unamortized net deferred loan fees were $2.9 million and $907,000 at June 30, 2020 and December 31, 2019, respectively. The increase in unamortized net deferred loan fees is primarily due to PPP loans.
Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $105.6 million and $100.0 million at June 30, 2020 and December 31, 2019, respectively.
The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At June 30, 2020 and December 31, 2019, there were no loans in the criticized category of Loss within the internal risk rating system.

	June 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$340,549	$1,019	$3,214	$—	$344,782
Commercial	303,774	41,047	5,685	—	350,506
Construction	54,165	3,385	745	—	58,295
Commercial and Industrial	139,171	7,582	1,675	657	149,085
Consumer	116,955	—	190	—	117,145
Other	22,263	83	—	—	22,346
Total Loans	$976,877	$53,116	$11,509	$657	$1,042,159

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$343,851	$1,997	$1,918	$—	$347,766
Commercial	335,436	12,260	3,664	—	351,360
Construction	33,342	2,263	—	—	35,605
Commercial and Industrial	75,201	7,975	1,691	719	85,586
Consumer	113,527	—	110	—	113,637
Other	18,452	90	—	—	18,542
Total Loans	$919,809	$24,585	$7,383	$719	$952,496
The increase of $28.5 million in the special mention loan category as of June 30, 2020 compared to December 31, 2019 was mainly from the downgrade of the hospitality portfolio due to the economic conditions in that industry caused by the COVID-19 pandemic. The increase of $4.1 million in the substandard category is primarily due to a lease dispute on a $2.3 million industrial building (commercial real estate) and $961,000 and $853,000 associated with two residential real estate loans and one residential construction loan, respectively, which have insufficient debt service coverage from the borrower demonstrating an inability to build and sell the speculative homes at a fast enough rate that can service the interest-only debt.
The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	June 30, 2020
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$342,287	$265	$37	$—	$302	$2,193	$344,782
Commercial	350,235	78	28	—	106	165	350,506
Construction	58,295	—	—	—	—	—	58,295
Commercial and Industrial	148,386	10	—	—	10	689	149,085
Consumer	116,545	354	56	—	410	190	117,145
Other	22,346	—	—	—	—	—	22,346
Total Loans	$1,038,094	$707	$121	$—	$828	$3,237	$1,042,159

	December 31, 2019
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$342,010	$3,462	$281	$196	$3,939	$1,817	$347,766
Commercial	351,104	22	—	—	22	234	351,360
Construction	35,605	—	—	—	—	—	35,605
Commercial and Industrial	84,280	388	178	—	566	740	85,586
Consumer	112,438	923	140	26	1,089	110	113,637
Other	18,542	—	—	—	—	—	18,542
Total Loans	$943,979	$4,795	$599	$222	$5,616	$2,901	$952,496

The following table sets forth the amounts and categories of nonperforming assets at the dates indicated. Included in nonperforming loans and assets are troubled debt restructurings (“TDRs”), which are loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties. Nonaccrual TDRs are included in their specific loan category in the nonaccrual loans section. Nonperforming loans do not include loans modified under Section 4013 of the CARES Act and interagency guidance as further explained below.

	June 30, 2020	December 31, 2019
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$2,193	$1,817
Commercial	165	234
Commercial and Industrial	689	740
Consumer	190	110
Total Nonaccrual Loans	3,237	2,901

Accruing Loans Past Due 90 Days or More:
Real Estate:
Residential	—	196
Consumer	—	26
Total Accruing Loans Past Due 90 Days or More	—	222
Total Nonaccrual Loans and Accruing Loans Past Due 90 Days or More	3,237	3,123

Troubled Debt Restructurings, Accruing:
Real Estate
Residential	673	511
Commercial	1,614	1,648
Commercial and Industrial	58	100
Total Troubled Debt Restructurings, Accruing	2,345	2,259

Total Nonperforming Loans	5,582	5,382

Other Real Estate Owned:
Residential	75	41
Commercial	174	192
Total Other Real Estate Owned	249	233

Total Nonperforming Assets	$5,831	$5,615

Nonperforming Loans to Total Loans	0.54%	0.57%
Nonperforming Assets to Total Assets	0.41	0.42
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $1.2 million and $1.1 million at June 30, 2020 and December 31, 2019, respectively.
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
Bank regulatory agencies released an interagency statement that offers practical expedients for modifications that occur in response to the COVID-19 pandemic, but they differ with the CARES Act in certain areas. The expedients require a lender to conclude that a borrower is not experiencing financial difficulty if either short-term (e.g., six months or less) modifications are made, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented or the modification or deferral program is mandated by the federal government or a state government. The Bank regulatory agencies have subsequently confirmed that their guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. Both Section 4013 of the CARES Act and the interagency statement can be applied to a second modification that occurs after the first modification provided that the second modification does not qualify as a TDR under Section 4013 of the CARES Act or the interagency statement. In its evaluation of whether a payment deferral qualifies as short-term under the interagency statement, an entity should assess multiple payment deferrals collectively (i.e., the cumulative deferrals cannot exceed six months).
The Bank offered forbearance options for borrowers impacted by COVID-19 that provide a short-term delay in payment by primarily allowing: (a) deferral of three months of payments; or (b) for consumer loans not secured by a real estate mortgage, three months of interest-only payments that also extends the maturity date of the loan by three months. During the forbearance period, the borrower is not considered delinquent for credit bureau reporting purposes. The Company has elected the practical expedients related to TDRs that are available in the CARES Act and interagency guidance as an entity-wide accounting policy and does not consider any of the forbearance agreements TDRs, delinquent, or nonaccrual.

The following table provides details of loans in forbearance and the forbearance end dates as of June 30, 2020.

	Number of Loans	Amount	% of Portfolio
(Dollars in thousands)

Real Estate:
Residential
July 2020	108	$15,333
August 2020	41	5,912
September 2020	12	2,272
October 2020	2	136
Total Residential	163	23,653	6.9%

Commercial
July 2020	70	64,039
August 2020	31	25,497
September 2020	7	8,714
October 2020	2	2,378
November 2020	1	4,489
Total Commercial	111	105,117	30.0%

Construction
July 2020	3	10,494
August 2020	2	4,726
September 2020	1	298
Total Construction	6	15,518	26.6%

Commercial and Industrial
July 2020	42	10,300
August 2020	32	5,180
September 2020	2	217
Total Commercial and Industrial	76	15,697	10.5%

Consumer
July 2020	124	2,493
August 2020	39	857
September 2020	7	97
Total Consumer	170	3,447	2.9%

Other
July 2020	1	2,504	11.2%
Total Loans in Forbearance	527	$165,936	15.9%
As of June 30, 2020, $165.9 million, or 15.9% of total loans, were in forbearance. Approximately $105.2 million, or 63.4% of loans in forbearance, are scheduled to end forbearance as of July 2020 and return to their normal payment schedule. As of July 30, 2020, out of the 348 loans totaling $105.2 million with a forbearance period ending in July 2020, 9 loans totaling $3.3 million requested additional forbearance - two residential, two commercial real estate, which were both hotel loans, one commercial and industrial and four consumer loans totaling $393,000, $2.7 million, $123,000 and $133,000, respectively.

At June 30, 2020, out of approximately 128 loans totaling $22.7 million with a forbearance period ending on or prior to June 30, 2020, six loans totaling $5.8 million requested an additional one- to three-month forbearance. These loans were comprised of three residential mortgage loans, two commercial real estate loans, which were both hotel loans, and one consumer loan totaling $493,000, $5.3 million and $12,000, respectively.
The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 16 loans totaling $3.0 million at June 30, 2020 and December 31, 2019, respectively.
During the three and six months ended June 30, 2020, there was one residential real estate loan modified in a TDR totaling $60,000 that paid off. During the six months ended June 30, 2019, one residential real estate loan modified in a TDR totaling $851,000 paid off. No TDRs subsequently defaulted during the three and six months ended June 30, 2020 and 2019, respectively. The following tables present information at the time of modification related to loans modified in a TDR during the three and six months ended June 30, 2020 and 2019.

	Three and Six Months Ended June 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)

Real Estate:
Residential	1	$234	$234	$—
Total	1	234	234	—

	Three Months Ended June 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)

Real Estate:
Residential	1	$114	$114	$—
Total	1	114	114	—

	Six Months Ended June 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)

Real Estate:
Residential	1	$61	$61	$—
Commercial and Industrial	1	$114	$114	$—
Total	2	175	175	—

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	June 30, 2020
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,669	$—	$1,673	$1,671	$32
Commercial	2,855	—	2,873	2,895	75
Construction	745	—	745	825	16
Commercial and Industrial	2,084	—	2,261	2,162	22
Total With No Related Allowance Recorded	$7,353	$—	$7,552	$7,553	$145

With A Related Allowance Recorded:
Real Estate:
Commercial	$3,846	$399	$3,846	$3,903	$69
Commercial and Industrial	249	200	249	265	6
Total With A Related Allowance Recorded	$4,095	$599	$4,095	$4,168	$75

Total Impaired Loans:
Real Estate:
Residential	$1,669	$—	$1,673	$1,671	$32
Commercial	6,701	399	6,719	6,798	144
Construction	745	—	745	825	16
Commercial and Industrial	2,333	200	2,510	2,427	28
Total Impaired Loans	$11,448	$599	$11,647	$11,721	$220

	December 31, 2019
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$549	$—	$553	$494	$20
Commercial	3,058	—	3,077	3,335	177
Commercial and Industrial	133	—	135	156	6
Total With No Related Allowance Recorded	$3,740	$—	$3,765	$3,985	$203

With A Related Allowance Recorded:
Real Estate:
Commercial	$1,646	$274	$1,646	$1,702	$81
Commercial and Industrial	2,378	610	2,529	2,448	113
Total With A Related Allowance Recorded	$4,024	$884	$4,175	$4,150	$194

Total Impaired Loans
Real Estate:
Residential	$549	$—	$553	$494	$20
Commercial	4,704	274	4,723	5,037	258
Commercial and Industrial	2,511	610	2,664	2,604	119
Total Impaired Loans	$7,764	$884	$7,940	$8,135	$397
The $3.8 million increase in recorded investment of loans evaluated for impairment is primarily due to a lease dispute on a $2.3 million industrial building (commercial real estate) and $961,000 and $853,000 associated with two residential real estate loans and one residential construction loan, respectively, which have insufficient debt service coverage from the borrower demonstrating an inability to build and sell the speculative homes at a fast enough rate that can service the interest-only debt. These loans were downgraded to substandard as of June 30, 2020.
The following table presents the activity in the allowance for loan losses (“ALLL”) summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

March 31, 2020	$2,685	$4,875	$664	$1,592	$1,879	$—	$627	$12,322
Charge-offs	—	—	—	—	(37)	—	—	(37)
Recoveries	2	13	—	6	42	—	—	63
Provision	1	272	156	(32)	(170)	—	73	300
June 30, 2020	$2,688	$5,160	$820	$1,566	$1,714	$—	$700	$12,648

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2019	$2,023	$3,210	$285	$2,412	$1,417	$—	$520	$9,867
Charge-offs	(25)	—	—	—	(136)	—	—	(161)
Recoveries	4	27	—	15	96	—	—	142
Provision	686	1,923	535	(861)	337	—	180	2,800
June 30, 2020	$2,688	$5,160	$820	$1,566	$1,714	$—	$700	$12,648

	June 30, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$399	$—	$200	$—	$—	$—	$599
Collectively Evaluated for Potential Impairment	$2,688	$4,761	$820	$1,366	$1,714	$—	$700	$12,049

	December 31, 2019
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$274	$—	$610	$—	$—	$—	$884
Collectively Evaluated for Potential Impairment	$2,023	$2,936	$285	$1,802	$1,417	$—	$520	$8,983

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

March 31, 2019	$1,154	$2,550	$500	$2,553	$1,733	$—	$922	$9,412
Charge-offs	(43)	—	—	—	(73)	—	—	(116)
Recoveries	5	8	—	1	31	—	—	45
Provision	(20)	888	(12)	164	(191)	—	(479)	350
June 30, 2019	$1,096	$3,446	$488	$2,718	$1,500	$—	$443	$9,691

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2018	$1,050	$2,693	$395	$2,807	$2,027	$—	$586	$9,558
Charge-offs	(43)	—	—	—	(286)	—	—	(329)
Recoveries	9	21	—	2	55	—	—	87
Provision	80	732	93	(91)	(296)	—	(143)	375
June 30, 2019	$1,096	$3,446	$488	$2,718	$1,500	$—	$443	$9,691

	June 30, 2019
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$656	$—	$771	$—	$—	$—	$1,427
Collectively Evaluated for Potential Impairment	$1,096	$2,790	$488	$1,947	$1,500	$—	$443	$8,264
The COVID-19 pandemic, which led to state-wide shelter in place orders and mandatory closures of all but essential business, has resulted in a dramatic increase in unemployment and recessionary economic conditions. Based on evaluation of the macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis related to economic trends and industry conditions, specifically because of vulnerable industries such as hospitality, oil and gas, retail and restaurants, were adjusted for these circumstances and resulted in a $300,000 and $2.8 million provision for loan losses for the three and six months ended June 30, 2020, respectively. While recessionary economic conditions still exist, there has been an improvement in certain macroeconomic conditions, including unemployment, for the quarter ended June 30, 2020 compared to March 31, 2020, and resulted in the decrease in the provision for loan losses. This change increased the ALLL in all categories except commercial and industrial due to a decrease in the average loss history factor as further explained below.
Prior to the quarter ended March 31, 2020, management determined historical loss experience for each segment of loans using a two-year rolling average of the net charge-off data within each loan segment, which was then used in combination with qualitative factors to calculate the general allowance component that covers pools of homogeneous loans that are not specifically evaluated for impairment. For the quarter ended March 31, 2020, the Company began using a five-year rolling average of the net charge-off data within each segment. This change was driven by no net charge-off experience in the commercial real estate and commercial and industrial segments in the prior two-year rolling period as of March 31, 2020, which the Company believes does not represent the inherent risks in those segments. In the first quarter of 2018, the Company incurred $1.4 million of commercial and industrial charge-offs, however this period would have been removed from the lookback period as of March 31, 2020 if continuing to use a two-year history. In addition, moving to a five-year history is expected to improve the calculation moving forward by capturing economic ebbs and flows over a longer period while also not heavily weighting one period of charge-off activity.
The following table presents changes in the accretable discount on the loans acquired at fair value at the dates indicated (dollars in thousands).

Accretable Discount
(Dollars in Thousands)

December 31, 2019	$1,628
Accretable Yield	(166)
June 30, 2020	$1,462

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	June 30, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,669	$6,701	$745	$2,333	$—	$—	$11,448
Collectively Evaluated for Potential Impairment	343,113	343,805	57,550	146,752	117,145	22,346	1,030,711
Total Loans	$344,782	$350,506	$58,295	$149,085	$117,145	$22,346	$1,042,159
Commercial and industrial contains $70.0 million of PPP loans collectively evaluated for potential impairment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

	December 31, 2019
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$549	$4,704	$—	$2,511	$—	$—	$7,764
Collectively Evaluated for Potential Impairment	347,217	346,656	35,605	83,075	113,637	18,542	944,732
Total Loans	$347,766	$351,360	$35,605	$85,586	$113,637	$18,542	$952,496
Note 5. Deposits
The following table shows the maturities of time deposits for the next five years and beyond at the date indicated.

June 30, 2020
(Dollars in thousands)

One Year or Less	$82,866
Over One Through Two Years	45,449
Over Two Through Three Years	41,849
Over Three Through Four Years	16,613
Over Four Through Five Years	10,025
Over Five Years	4,501
Total	$201,303
The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $63.0 million and $69.3 million as of June 30, 2020 and December 31, 2019, respectively.

Note 6. Short-Term Borrowings
The following table sets forth the components of short-term borrowings as of the dates indicated.

	June 30, 2020		December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$42,349	0.30%	$30,571	0.57%
Average Balance Outstanding During the Period	32,591	0.52	29,976	0.62
Maximum Amount Outstanding at any Month End	42,349		34,197

Securities Collaterizing the Agreements at Period-End:
Carrying Value	52,514		37,584
Market Value	53,969		37,873
Note 7. Other Borrowed Funds
Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	June 30, 2020		December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Due in One Year	$5,000	2.09%	$6,000	1.97%
Due After One Year to Two Years	3,000	2.23	5,000	2.18
Due After Two Years to Three Years	3,000	2.41	3,000	2.41
Total	$11,000	2.21%	$14,000	2.14%
As of June 30, 2020, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $428.5 million with the FHLB and available borrowing capacity of $399.3 million. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on $577.1 million of residential and commercial mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $150.0 million as of June 30, 2020, of which there was no outstanding balance as of June 30, 2020.
At June 30, 2020, the Company maintained a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $90.4 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by $143.5 million of commercial and industrial and consumer indirect auto loans. In addition, the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million of which no draws had been taken.
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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers into or out of Level 3 during the six months ended June 30, 2020 or year ended December 31, 2019.

	Fair Value Hierarchy	June 30, 2020	December 31, 2019
(Dollars in thousands)

Available for Sales Securities:
Debt Securities:
U.S. Government Agencies	Level 2	$18,994	$48,056
Obligations of States and Political Subdivisions	Level 2	21,958	25,843
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	105,381	120,776
Total Debt Securities		146,333	194,675

Marketable Equity Securities:
Mutual Funds	Level 1	1,022	997
Other	Level 1	1,293	1,713
Total Marketable Equity Securities		2,315	2,710
Total Available-for-Sale Securities		$148,648	$197,385
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

		Fair Value at
Financial Asset	Fair Value Hierarchy	June 30, 2020	December 31, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
(Dollars in thousands)

Impaired Loans	Level 3	$3,496	$3,140	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
OREO	Level 3	76	58	Market Comparable Properties	Marketability Discount	10%	to	50%	(1)
(1)Range includes discounts taken since appraisal and estimated values.

Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At June 30, 2020 and December 31, 2019, the fair value of impaired loans consists of the loan balances of $4.1 million and $4.0 million, respectively, less their specific valuation allowances of $599,000 and $884,000, respectively.
OREO properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy.
For the six months ended June 30, 2020, one commercial real estate OREO property with a fair value of $18,000 sold at a gain of $4,000 and one residential real estate OREO property with a fair value of $40,000 sold at a loss of $20,000. In addition, two residential real estate loans for $76,000 transferred to OREO.
For the six months ended June 30, 2019, one commercial real estate OREO property with a fair value of $697,000 was sold at a $33,000 gain and one residential OREO property with a fair value of $46,000 was sold at a loss of $3,000.
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
The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		June 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$114,794	$114,794	$68,798	$68,798
Non-Interest Bearing	Level 1	16,609	16,609	11,419	11,419
Investment Securities:
Available for Sale	See Above	148,648	148,648	197,385	197,385
Loans, Net	Level 3	1,029,511	1,074,146	942,629	961,110
Restricted Stock	Level 2	3,793	3,793	3,656	3,656
Bank-Owned Life Insurance	Level 2	24,499	24,499	24,222	24,222
Mortgage Servicing Rights	Level 3	692	692	930	930
Accrued Interest Receivable	Level 2	4,663	4,663	3,297	3,297

Financial Liabilities:
Deposits	Level 2	1,193,940	1,204,494	1,118,359	1,128,078
Short-term Borrowings	Level 2	42,349	42,349	30,571	30,571
Other Borrowed Funds	Level 2	11,000	11,269	14,000	15,380
Accrued Interest Payable	Level 2	863	863	987	987

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

	June 30, 2020	December 31, 2019
(Dollars in thousands)

Standby Letters of Credit	$53,109	$42,041
Performance Letters of Credit	2,923	2,521
Construction Mortgages	74,021	59,689
Personal Lines of Credit	6,837	6,456
Overdraft Protection Lines	6,364	6,415
Home Equity Lines of Credit	20,805	20,560
Commercial Lines of Credit	67,682	102,422
Total Commitments	$231,741	$240,104
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
Note 10. Leases
The Company evaluates contracts at commencement to determine if a lease is present. The Company’s lease contracts are all classified as operating leases and create operating right-of-use (“ROU”) assets and corresponding lease liabilities on the balance sheet. The leases are primarily ROU assets of land and building for branch and loan production locations. ROU assets are reported in accrued interest and other assets and the related lease liabilities in accrued interest and other liabilities on the Consolidated Statement of Financial Condition.

The following tables present the lease expense, ROU assets, weighted average term, discount rate and maturity analysis of lease liabilities for operating leases for the periods and dates indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in thousands)

Operating Lease Expense	$119	$115	$235	$230
Variable Lease Expense	9	7	18	15
Total Lease Expense	$128	$122	$253	$245

	June 30, 2020	December 31, 2019
Operating Leases:
ROU Assets	$1,118	$1,289
Weighted Average Lease Term in Years	7.18	7.06
Weighted Average Discount Rate	2.92%	2.89%

June 30, 2020
Maturity Analysis:
Due in One Year	$388
Due After One Year to Two Years	257
Due After Two Years to Three Years	123
Due After Three Years to Four Years	57
Due After Four to Five Years	45
Due After Five Years	386
Total	$1,256
Less: Present Value Discount	135
Lease Liabilities	$1,121
Note 11. Other Noninterest Expense
The details of other noninterest expense for the Company’s consolidated statement of income for the three and six months ended June 30, 2020 and 2019, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in thousands)

Non-Employee Compensation	$147	$131	$293	$271
Printing and Supplies	139	96	240	193
Postage	55	61	116	133
Telephone	132	158	301	302
Charitable Contributions	16	52	67	92
Dues and Subscriptions	41	47	117	98
Loan Expenses	125	128	270	212
Meals and Entertainment	34	46	74	101
Travel	20	61	74	97
Training	7	13	14	22
Bank Assessment	44	42	88	85
Insurance	58	60	114	113
Miscellaneous	127	200	290	361
Total Other Noninterest Expense	$945	$1,095	$2,058	$2,080

Note 12. Segment and Related Information
At June 30, 2020, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial Services, Inc. is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.
The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

June 30, 2020
Assets	$1,408,476	$3,737	$152,404	$(157,465)	$1,407,152
Liabilities	1,261,592	1,102	12	(7,946)	1,254,760
Stockholders' equity	146,884	2,635	152,392	(149,519)	152,392

December 31, 2019
Assets	$1,321,001	$4,076	$151,124	$(154,664)	$1,321,537
Liabilities	1,178,759	1,194	27	(9,540)	1,170,440
Stockholders' equity	142,242	2,882	151,097	(145,124)	151,097

Three Months Ended June 30, 2020
Interest and dividend income	$11,711	$1	$1,309	$(1,294)	$11,727
Interest expense	1,406	—	—	—	1,406
Net interest income	10,305	1	1,309	(1,294)	10,321
Provision for loan losses	300	—	—	—	300
Net interest income after provision for loan losses	10,005	1	1,309	(1,294)	10,021
Noninterest income	1,508	1,121	19	—	2,648
Noninterest expense	8,160	911	—	—	9,071
Undistributed net income of subsidiary	148	—	1,580	(1,728)	—
Income before income tax expense (benefit)	3,501	211	2,908	(3,022)	3,598
Income tax expense (benefit)	627	63	5	—	695
Net income	$2,874	$148	$2,903	$(3,022)	$2,903

Six Months Ended June 30, 2020
Interest and dividend income	$24,025	$1	$1,324	$(1,294)	$24,056
Interest expense	3,202	—	—	—	3,202
Net interest income	20,823	1	1,324	(1,294)	20,854
Provision for loan losses	2,800	—	—	—	2,800
Net interest income after provision for loan losses	18,023	1	1,324	(1,294)	18,054
Noninterest income (loss)	2,553	2,402	(435)	—	4,520
Noninterest expense	16,181	1,887	6	—	18,074
Undistributed net income of subsidiary	360	—	2,703	(3,063)	—
Income before income tax expense (benefit)	4,755	516	3,586	(4,357)	4,500
Income tax expense (benefit)	758	156	(90)	—	824
Net income	$3,997	$360	$3,676	$(4,357)	$3,676

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

Three Months Ended June 30, 2019
Interest and dividend income	$12,655	$1	$1,317	$(1,304)	$12,669
Interest expense	1,964	—	—	—	1,964
Net interest income	10,691	1	1,317	(1,304)	10,705
Provision for loan losses	350	—	—	—	350
Net interest income after provision for loan losses	10,341	1	1,317	(1,304)	10,355
Noninterest income	990	1,079	96	—	2,165
Noninterest expense	7,907	887	3	—	8,797
Undistributed net income of subsidiary	132	—	1,587	(1,719)	—
Income before income tax expense	3,556	193	2,997	(3,023)	3,723
Income tax expense	665	61	18	—	744
Net income	$2,891	$132	$2,979	$(3,023)	$2,979

Six Months Ended June 30, 2019
Interest and dividend income	$24,936	$1	$2,636	$(2,608)	$24,965
Interest expense	3,826	—	—	—	3,826
Net interest income	21,110	1	2,636	(2,608)	21,139
Provision for loan losses	375	—	—	—	375
Net interest income after provision for loan losses	20,735	1	2,636	(2,608)	20,764
Noninterest income	1,948	2,227	104	—	4,279
Noninterest expense	15,808	1,863	6	—	17,677
Undistributed net income of subsidiary	250	—	3,190	(3,440)	—
Income before income tax expense	7,125	365	5,924	(6,048)	7,366
Income tax expense	1,327	115	20	—	1,462
Net income	$5,798	$250	$5,904	$(6,048)	$5,904
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
Forward-Looking Statements
This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the Company’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include, but are not limited to, the following:
•General and local economic conditions;
•The scope and duration of economic contraction as a result of the COVID-19 pandemic and its effects on the Company’s business and that of the Company’s customers;
•Changes in market interest rates, deposit flows, demand for loans, real estate values and competition;
•Competitive products and pricing;
•The ability of our customers to make scheduled loan payments;
•Loan delinquency rates and trends;
•Our ability to manage the risks involved in our business;
•Our ability to integrate the operations of businesses we acquire;
•Our ability to control costs and expenses;

•Inflation, market and monetary fluctuations;
•Changes in federal and state legislation and regulation applicable to our business;
•Actions by our competitors; and
•Other factors disclosed in the Company’s periodic reports as filed with the Securities and Exchange Commission.
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.
Given the numerous unknowns and risks that are heavily weighted to the downside due to COVID-19, our forward-looking statements are subject to the risk that conditions will be substantially different than we currently expect. If efforts to contain COVID-19 are unsuccessful and government restriction last longer than expected, the recession would be much longer and much more severe and damaging. Ineffective fiscal stimulus, or an extended delay in implementing it, are also major risks. The deeper the recession and the longer it lasts, the more it will damage consumer fundamentals and sentiment. This could both prolong the recession and make any recovery weaker. Similarly, the recession could damage business fundamentals. As a result, the outbreak and its consequences, including responsive measures to manage it, have had and are likely to continue to have an adverse effect, possibly materially, on our business and financial performance by adversely affecting, possibly materially, the demand and profitability of our products and services, the valuation of assets and our ability to meet the needs of our customers.
The ability to predict the impact of the COVID-19 pandemic on the Company’s future operating results with any precision is difficult and depends on many factors beyond our control. The Company's market area was impacted by state-wide shelter-in-place orders and closing all but essential businesses. Certain government restrictions remaining in effect. The far-reaching consequences of these actions and the crisis is unknown and will largely depend on the extent and length of the recession combined with how quickly the economy can re-open. For example:
•While specific actions have been taken to protect employees through work-at-home arrangements and social distancing measures for those working in our offices, including limiting branch traffic to drive-thru and special appointments only, outbreak among employees could result in closure of branches or back office operations for quarantine purposes and result in the unavailability of key employees and disruption of services provided to customers.
•The lack of economic activity may curtail lending opportunities, especially from a commercial perspective, and impact our customers involved in vulnerable industries such as hospitality, retail, office space, senior housing, oil and gas, and restaurants.
•Forbearance activity and any additional forbearance that may be needed could impact cash flows and liquidity and result in decreases in late charges.
•Delinquencies, nonperforming loans, charge-offs and the related provision for loan losses, and foreclosures may significantly increase after forbearance period ends, if economic stimulus does not have the intended outcome, and/or if the economy does not fully re-open allowing people to return to work.
•A sustained economic downturn may result in a decrease in the Company’s value and result in potential material impairment to its goodwill, intangible assets, and/or long-lived assets.
•The Federal Reserve Board’s decision to drop the benchmark interest rate from a range of 1.5% to 1.75% to start the year to a range of 0% to 0.25% as part of a wide-ranging emergency action to protect the economy from the COVID-19 outbreak may result in an influx of loan refinances that could impact the Company’s net interest income.
•The lack of movement may negatively impact our noninterest income through less fee activity, such as from customer debit card swipes for purchases.
•Insurance commissions may decline because workers compensation policies are mainly determined based on payroll figures, which could decrease due to job loss.
The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.
General
CB Financial Services, Inc. is a bank holding company established in 2006 and headquartered in Carmichaels, Pennsylvania. CB Financial’s business activity is conducted primarily through its wholly owned bank subsidiary, Community Bank.
The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from 16 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, seven offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank also has two loan production offices in Fayette and Allegheny County, a corporate center in Washington County and an operations center in Greene County in Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc., the Bank’s wholly owned subsidiary that is a full-service, independent insurance agency located in the Washington County.
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2020, compared to the financial condition as of December 31, 2019 and the consolidated results of operations for the three and six months ended June 30, 2020 compared to the three and six month ended June 30, 2019.
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges on deposit accounts, insurance commissions, income from bank-owned life insurance and other income. Noninterest expense consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, contracted services, legal and professional fees, advertising, deposit and general insurance and other expenses.
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
The COVID-19 pandemic that has impacted the U.S. and most of the world and government response to curtail the spread of the virus through shelter-in-place orders and mandatory closures of all but essential businesses beginning in March 2020 has significantly impacted our market area and the activities of individuals and businesses. These restrictions have resulted in significant adverse effects on macroeconomic conditions, and stock market valuations have decreased substantially for most companies, including banks. The ultimate effect of COVID-19 on the local or broader economy is not yet known nor is the ultimate length of the restrictions described and any accompanying effects. In light of the adverse circumstances resulting from COVID-19, management determined it was necessary to evaluate goodwill for impairment at March 31, 2020.
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
In performing our quarterly goodwill impairment assessment, we first assessed qualitative factors to determine whether any triggering events occurred that would require us to perform an interim goodwill impairment analysis and evaluate if it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the reporting unit and other relevant entity and reporting-unit specific considerations. Based on qualitative assessment as of June 30, 2020, we concluded that no triggering events occurred and it is more likely than not that the fair value of a reporting unit exceeds its carrying value indicating that goodwill of the reporting unit is considered not impaired. As such, no quantitative assessment was performed.
Explanation of Use of Non-GAAP Financial Measures
In addition to financial measures presented in accordance with generally accepted accounting principles (“GAAP”), we present certain non-GAAP financial measures. We believe these non-GAAP financial measures provide useful information in understanding our underlying results of operations or financial position and our business and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although we believe that these non-GAAP financial measures enhance the understanding of our business and performance, they should not be considered an alternative to GAAP financial measures or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.
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
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Dollars in thousands)

Interest Income per Consolidated Statement of Income (GAAP)	$11,727	$12,669	$24,056	$24,965
Adjustment to FTE Basis	59	69	113	147
Interest Income (FTE) (Non-GAAP)	11,786	12,738	24,169	25,112
Interest Expense per Consolidated Statement of Income	1,406	1,964	3,202	3,826
Net Interest Income (FTE) (Non-GAAP)	$10,380	$10,774	$20,967	$21,286

Net Interest Rate Spread (GAAP)	3.00%	3.36%	3.16%	3.38%
Adjustment to FTE Basis	0.12	0.03	0.07	0.02
Net Interest Rate Spread (FTE) (Non-GAAP)	3.12	3.39	3.23	3.40

Net Interest Margin (GAAP)	3.18%	3.59%	3.36%	3.61%
Adjustment to FTE Basis	0.12	0.03	0.07	0.02
Net Interest Margin (FTE) (Non-GAAP)	3.30	3.62	3.43	3.63
Consolidated Statement of Financial Condition Analysis
Assets. Total assets increased $85.6 million, or 6.5%, to $1.41 billion at June 30, 2020, compared to $1.32 billion at December 31, 2019.
•Cash and due from banks increased $51.2 million, or 63.8%, to $131.4 million at June 30, 2020, compared to $80.2 million at December 31, 2019. This is primarily the result of investment security call and paydown activity.

•Investment securities classified as available-for-sale decreased $48.7 million, or 24.7%, to $148.6 million at June 30, 2020, compared to $197.4 million at December 31, 2019. This was primarily the result of $52.5 million of calls of U.S. government agency and municipal securities due to the market interest rate decreases that occurred in light of the COVID-19 pandemic and $19.8 million of paydowns on mortgage-backed securities. In addition, there was the purchase of $38.8 million of mortgage-backed and U.S. government agency securities partially offset by $17.9 million of mortgage-backed security sales to recognize gains on higher-interest securities that were paying down quicker than expected. In addition, there was a $2.5 million increase in the market value of the debt securities portfolio attributed to market interest rate decreases and $410,000 loss in market value in the marketable equity securities portfolio, which is primarily comprised of bank stocks.
•Net loans increased $86.9 million, or 9.2%, to $1.03 billion at June 30, 2020, compared to $942.6 million million at December 31, 2019. Loan growth during the first half of the year was primarily due to funding of $70.0 million in PPP loans and net loan advances of $22.7 million in construction loans as of June 30, 2020. Total loans, excluding allowance for loan losses, increased $89.7 million and represented an 18.8% annualized growth rate. Excluding the impact of the PPP loans, organic loan growth was $19.6 million and represented an annualized growth rate of 4.1% for the six months ended June 30, 2020.
The allowance for loan losses was $12.6 million at June 30, 2020 compared to $9.9 million at December 31, 2019. This reflects a $2.8 million provision for loan loss due to an increase in qualitative factors related to economic trends and industry conditions to account for the adverse economic impact of COVID-19. As a result, the allowance for loan losses to total loans increased from 1.04% at December 31, 2019 to 1.21% at June 30, 2020. No allowance was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee. The allowance for loan losses to total loans, excluding PPP loans, was 1.30% at June 30, 2020.
Nonperforming loans increased to $5.6 million at June 30, 2020 from $5.4 million at December 31, 2019 and, coupled with loan growth noted previously, resulted in the nonperforming loans to total loans ratio decreasing 3 bps to 0.54% at June 30, 2020 compared to 0.57% at December 31, 2019. Excluding PPP loans, the nonperforming loans to total loans ratio was 0.57% at June 30, 2020. The Company elected the practical expedients available in the CARES Act and interagency guidance and does not consider any of the loans that were modified through forbearance agreements as nonperforming loans.
Bank regulatory agencies released an interagency statement that offers practical expedients for modifications that occur in response to the COVID-19 pandemic, but they differ with the CARES Act in certain areas. The expedients require a lender to conclude that a borrower is not experiencing financial difficulty if either short-term (e.g., six months or less) modifications are made, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented or the modification or deferral program is mandated by the federal government or a state government. The Bank regulatory agencies have subsequently confirmed that their guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. Both Section 4013 of the CARES Act and the interagency statement can be applied to a second modification that occurs after the first modification provided that the second modification does not qualify as a TDR under Section 4013 of the CARES Act or the interagency statement. In its evaluation of whether a payment deferral qualifies as short-term under the interagency statement, an entity should assess multiple payment deferrals collectively (i.e., the cumulative deferrals cannot exceed six months).
The Bank offered forbearance options for borrowers impacted by COVID-19 that provide a short-term delay in payment by primarily allowing: (a) deferral of three months of payments; or (b) for consumer loans not secured by a real estate mortgage, three months of interest-only payments that also extends the maturity date of the loan by three months. During the forbearance period, the borrower is not considered delinquent for credit bureau reporting purposes. The Company has elected the practical expedients related to TDRs that are available in the CARES Act and interagency guidance as an entity-wide accounting policy and does not consider any of the forbearance agreements TDRs. As of June 30, 2020, $165.9 million, or 15.9% of total loans, were in forbearance. Approximately $105.2 million, or 63.4% of loans in forbearance, are scheduled to end forbearance as of July 2020 and return to their normal payment schedule. As of July 30, 2020, out of the 348 loans totaling $105.2 million with a forbearance period ending in July 2020, 9 loans totaling $3.3 million requested additional forbearance - two residential, two commercial real estate, which were both hotel loans, one commercial and industrial and four consumer loans totaling $393,000, $2.7 million, $123,000 and $133,000, respectively.
At June 30, 2020, out of approximately 128 loans totaling $22.7 million with a forbearance period ending on or prior to June 30, 2020, six loans totaling $5.8 million requested an additional one- to three-month forbearance. These loans were comprised of three residential mortgage loans, two commercial real estate loans, which were both hotel loans, and one consumer loan totaling $493,000, $5.3 million and $12,000, respectively.
The following table sets forth details at June 30, 2020 of industries considered at higher risk to be negatively impacted by the COVID-19 pandemic:

	Industry				Forbearance
	Weighted Average Risk Rating (1)	Industry Amount	As a Percent of Total Risk Based Capital	As a Percent of Loan Class	Number of Loans	Weighted Average Risk Rating (1)	Forbearance Amount	As a Percent of Industry
(Dollars in thousands)

Commercial Real Estate - Owner Occupied:
Retail	3.6	$27,829	23.8%	7.9%	11	3.4	$2,516	9.0%
Office Space	3.7	10,646	9.1	3.0	6	4.0	2,801	26.3
Oil and Gas	3.2	3,160	2.7	0.9	1	3.0	622	19.7
Restaurants	3.4	1,034	0.9	0.3	4	3.4	404	39.1

Commercial Real Estate - Nonowner Occupied:
Retail	3.7	54,489	46.5	15.5	12	4.0	20,227	37.1
Multifamily	3.8	58,585	50.0	16.7	12	3.8	17,474	29.8
Office Space	4.0	43,102	36.8	12.3	7	4.8	12,998	30.2
Hotels	4.9	25,085	21.4	7.2	10	5.0	20,558	82.0
Senior Housing	3.7	8,212	7.0	2.3	1	4.0	4,008	48.8
Oil and Gas	3.7	7,871	6.7	2.2	—	—	—	—
Restaurants	3.5	4,785	4.1	1.4	5	3.0	1,520	31.8

Construction - Commercial Real Estate:
Retail	4.0	7,789	6.7	13.4	1	4.0	7,109	91.3
Multifamily	4.0	3,080	2.6	5.3	—	—	—	—
Office Space	4.0	9,011	7.7	15.5	—	—	—	—
Hotels	4.4	4,760	4.1	8.2	1	5.0	1,788	37.6
Senior Housing	4.0	7,321	6.3	12.6	—	—	—	—
Oil and Gas	4.0	1,572	1.3	2.7	—	—	—	—

Commercial and Industrial:
Senior Housing	3.0	4,552	3.9	3.1	—	—	—	—
Oil and Gas	3.6	6,259	5.3	4.2	11	3.6	3,175	50.7

Total:
Retail	3.7	90,107	77.0		24	3.9	29,852
Multifamily	3.8	61,665	52.7		12	3.8	17,474
Office Space	3.9	62,759	53.6		13	4.7	15,799
Hotels	4.8	29,845	25.5		11	5.0	22,346
Senior Housing	3.7	20,085	17.2		1	4.0	4,008
Oil and Gas	3.6	18,862	16.1		12	3.5	3,797
Restaurants	3.5	5,819	5.0		9	3.1	1,924
Total High Risk Industries	3.9	$289,142	247.0		82	4.3	$95,200
(1) Loan risk rating of 1-4 is considered a pass-rated credit, 5 is special mention, 6 is substandard, 7 is doubtful and 8 is loss.

Refer to Note 4 in the Notes to Consolidated Financial Statements of this report for other details of activity related to loans in forbearance and PPP loans.

Liabilities. Total liabilities increased $84.3 million, or 7.2%, to $1.25 billion at June 30, 2020 compared to $1.17 billion at December 31, 2019.
•Total deposits increased $75.6 million, or 6.8%, to $1.19 billion at June 30, 2020, from $1.12 billion at December 31, 2019. Noninterest bearing demand deposits and savings accounts increased $74.0 million and $12.5 million, respectively, partially offset by a decrease of $18.5 million in time deposits. The impact of the PPP loans that were originated and the proceeds of which were subsequently deposited at the Bank was approximately $54.8 million. The Bank has been selective on offering promotional interest rates in light of recent rate decreases by the Federal Reserve. Annualized deposit growth rate was 13.5% including PPP loan deposits and 3.7% without PPP loan deposits, representing organic deposit growth.
•Short-term borrowings increased $11.8 million, or 38.5%, to $42.3 million at June 30, 2020, compared to $30.6 million at December 31, 2019. At June 30, 2020 and December 31, 2019, short-term borrowings were comprised entirely of securities sold under agreements to repurchase. The increase is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase.
•Other borrowed funds decreased $3.0 million due to a FHLB borrowing that matured in the current period.
Stockholders’ Equity. Stockholders’ equity increased $1.3 million, or 0.9%, to $152.4 million at June 30, 2020, compared to $151.1 million at December 31, 2019.
•Net income was $3.7 million for the six months ended June 30, 2020.
•Accumulated other comprehensive income increased $1.9 million primarily due to market interest rate conditions in the current period on the Bank’s available-for-sale debt securities.
•The Company paid $2.6 million in dividends to common stockholders in the current year.
•As part of the Company’s stock repurchase program, the Company repurchased 67,816 shares of common stock totaling $1.9 million in the current year. COVID-19 prompted the Company to announce on March 19, 2020 that the stock repurchase program was suspended until further notice to preserve excess capital in support of the Bank’s business of providing financial services to its customers and communities.
•Book value per share was $28.25, an increase of $0.60 at June 30, 2020, compared to $27.65 for December 31, 2019.
Consolidated Results of Operations for the Three Months Ended June 30, 2020 and 2019
Overview. Net income decreased $76,000 to $2.9 million for the three months ended June 30, 2020, compared to $3.0 million for the three months ended June 30, 2019.
Net Interest Income. Net interest income decreased $384,000, or 3.6%, to $10.3 million for the three months ended June 30, 2020 compared to $10.7 million for the three months ended June 30, 2019.
•Interest and dividend income decreased $942,000, or 7.4%, to $11.7 million for the three months ended June 30, 2020 compared to $12.7 million the three months ended June 30, 2019.
◦Interest income on loans decreased $96,000, or 0.9%, $10.6 million for the three months ended June 30, 2020 compared to $10.7 million for the three months ended June 30, 2019. Although average loans increased $108.0 million compared to the three months ended June 30, 2019, the average yield decreased 53 basis points (“bps”) to 4.21%. The current quarter loan yield was impacted by the declines in interest rate indices in March 2020 at the onset of the COVID-19 pandemic, which resulted in an immediate decrease in interest rates on adjustable rate loans. In addition, PPP loans decreased the loan yield 6 bps in the current quarter. The Bank continued to accrue and recognize interest income on loans in forbearance due to expectation that borrowers will resume payment at the end of forbearance and collectibility of the interest income is not in question. With the majority of loans scheduled to exit forbearance in the third quarter, the Bank will evaluate whether continuing to accrue interest is prudent on a loan-by-loan or industry basis.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $90,000 in the current period compared to $78,000 in the prior period, or 4 bps in the current period compared to 3 bps in the prior period.
◦Other interest and dividend income, which primarily consists of interest-bearing cash, decreased $290,000, or 77.5% to $84,000 for the three months ended June 30, 2020 compared to $374,000 for the three months ended June 30, 2019. Average other interest-earning assets increased $43.6 million compared to the three months ended June 30, 2020 primarily from buildup of cash as a result of calls of U.S. government agency and municipal securities and government stimulus payments, but average yield declined 246 bps due to interest rate cuts on interest-earning cash deposits held at other financial institutions.
◦Interest income on taxable investment securities decreased $502,000, or 34.8%, to $940,000 for the three months ended June 30, 2020 compared to $1.4 million for the three months ended June 30, 2019 driven by a $71.9 million decrease in average investment security balance. The Federal Reserve’s decision to drop the benchmark interest rate resulted in the call of $52.5 million in U.S. government agency and municipal securities in the current year. In addition, there were $19.8 million of paydowns on mortgage-backed securities in the current year. The funds were partially maintained in cash or reinvested in lower rate securities.
•Interest expense decreased $558,000, or 28.4%, to $1.4 million for the three months ended June 30, 2020 compared to $2.0 million for the three months ended June 30, 2019.
◦Interest expense on deposits decreased $519,000, or 28.5%, to $1.3 million for the three months ended June 30, 2020 compared $1.8 million for the three months ended June 30, 2019. While average interest-earning deposits increased $19.0 million, interest rate declines for all products driven by pandemic-related interest rate cuts and efforts to control pricing resulted in a 26 bp decrease in average cost compared to the quarter ended June 30, 2019.
◦Interest expense on other borrowed funds decreased $28,000 to $62,000 for the three months ended June 30, 2020 primarily due to FHLB long-term borrowings that matured and were paid off throughout the last year that resulted in a $6.0 million decrease in average balance.

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

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost (4)	Average Balance	Interest and Dividends	Yield/ Cost (4)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net	$1,014,000	$10,612	4.21%	$906,038	$10,707	4.74%
Debt Securities
Taxable	137,268	940	2.74	209,164	1,442	2.76
Tax Exempt	14,106	130	3.69	23,450	195	3.33
Marketable Equity Securities	2,579	20	3.10	2,526	20	3.17
Other Interest-Earning Assets	97,033	84	0.35	53,479	374	2.81
Total Interest-Earning Assets	1,264,986	11,786	3.75	1,194,657	12,738	4.28
Noninterest-Earning Assets	113,176			113,447
Total Assets	$1,378,162			$1,308,104

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$236,312	141	0.24%	$216,190	295	0.55%
Savings	227,470	35	0.06	217,426	149	0.27
Money Market	182,656	187	0.41	178,561	263	0.59
Time Deposits	205,847	942	1.84	221,126	1,117	2.03
Total Interest-Bearing Deposits	852,285	1,305	0.62	833,303	1,824	0.88
Borrowings	46,642	101	0.87	47,560	140	1.18
Total Interest-Bearing Liabilities	898,927	1,406	0.63	880,863	1,964	0.89
Noninterest-Bearing Demand Deposits	317,738			273,753
Other Liabilities	8,815			9,872
Total Liabilities	1,225,480			1,164,488

Stockholders' Equity	152,682			143,616
Total Liabilities and Stockholders' Equity	$1,378,162			$1,308,104

Net Interest Income (FTE) (Non-GAAP)		$10,380			$10,774
Net Interest Rate Spread (FTE) (Non-GAAP) (1)			3.12%			3.39%
Net Interest-Earning Assets (2)	$366,059			$313,794
Net Interest Margin (FTE) (Non-GAAP) (3)			3.30			3.62
Return on Average Assets			0.85			0.91
Return on Average Equity (4)			7.65			8.32
Average Equity to Average Assets			11.08			10.98
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			140.72			135.62
(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(4)Annualized based on three months ended results.

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

	Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$1,168	$(1,263)	$(95)
Debt Securities:
Taxable	(492)	(10)	(502)
Exempt From Federal Tax	(84)	19	(65)
Other Interest-Earning Assets	175	(465)	(290)
Total Interest-Earning Assets	767	(1,719)	(952)

Interest Expense:
Deposits	31	(550)	(519)
Borrowings	(3)	(36)	(39)
Total Interest-Bearing Liabilities	28	(586)	(558)
Change in Net Interest Income	$739	$(1,133)	$(394)
Provision for Loan Losses. The provision for loan losses was $300,000 for the three months ended June 30, 2020 compared to $350,000 for the three months ended June 30, 2019. The COVID-19 pandemic, which led to state-wide shelter in place orders and mandatory closures of all but essential business, has resulted in a dramatic increase in unemployment and recessionary economic conditions. The qualitative factors used in the allowance for loan loss analysis related to economic trends and industry conditions, specifically because of vulnerable industries such as hospitality, retail, oil and gas, and restaurants, were significantly adjusted for these circumstances for the quarter ended March 31, 2020 and resulted in a $2.5 million provision. While recessionary economic conditions still exist, there has been an improvement to certain macroeconomic conditions, including unemployment, for the quarter ended June 30, 2020 compared to March 31, 2020, and resulted in a $300,000 provision.
Net recoveries for the three months ended June 30, 2020 were $26,000, or 0.01% net recoveries to average loans on an annualized basis. Net charge-offs were $71,000, or 0.03% net charge-offs to average loans on an annualized basis, for the three months ended June 30, 2019 driven by higher automobile loan charge-offs.
Noninterest Income. Noninterest income increased $483,000, or 22.3%, to $2.6 million for the three months ended June 30, 2020, compared to $2.2 million for the three months ended June 30, 2019.
•The Company recognized a $489,000 net gain on sales of investment securities in the current quarter to recognize gains on higher-interest mortgage-backed securities that were paying down quicker than expected.
•The Company recognized $441,000 gain on sales of loans in the current quarter compared to $50,000 for the three months ended June 30, 2019, primarily due to increased mortgage loan production from refinances, which were sold to reduce interest rate risk on lower yielding, long-term assets.
•Other (loss) income included a $51,000 increase in amortization on mortgage servicing rights combined with a $269,000 temporary impairment on mortgage servicing rights recognized in the current quarter due to a decline in the interest rate environment that has caused increased prepayment speeds and resulted in a decrease in fair value of the serviced mortgage portfolio.
•Service fees decreased $130,000 to $487,000 in the current quarter compared to $617,000 for the three months ended June 30, 2019 due to waiver of fees and decrease in customer usage from the pandemic.

Noninterest Expense. Noninterest expense increased $274,000, or 3.1%, to $9.1 million for the three months ended June 30, 2020 compared to $8.8 million for the three months ended June 30, 2019.
•Salaries and employee benefits increased $120,000 to $4.8 million for the three months ended June 30, 2020 compared to $4.7 million for the three months ended June 30, 2019. The increase was primarily due to the Community Bank Cares premium pay during the pandemic in addition to merit and promotional increases, which were more than offset by deferred employee-related loan origination costs associated with PPP loans.
•Contracted services increased $201,000 to $562,000 for the three months ended June 30, 2020 compared to $361,000 for the three months ended June 30, 2019 primarily due to temporary employees hired to assist with PPP loan processing and consultants used to assist in infrastructure improvements.
•Data processing increased $80,000 to $460,000 for the three months ended June 30, 2020 compared to $380,000 for the three months ended June 30, 2019 primarily due to technology investments.
•Other noninterest expense decreased $150,000 to $945,000 for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019 primarily due to decreases in travel-related and telephone costs from employee work-at home arrangements during the pandemic as well as fraud losses incurred in the prior period.
•Advertising decreased $65,000 to $155,000 for the three months ended June 30, 2020 compared to $220,000 for the three months ended June 30, 2019 due to less emphasis on marketing initiatives during the pandemic.
•Equipment expense decreased $61,000 to $224,000 for three months ended June 30, 2020 compared to $285,000 for the three months ended June 30, 2019v primarily due to fully depreciated items.
Income Tax Expense. Income tax expense decreased $49,000 to $695,000 for the three months ended June 30, 2020, compared to $744,000, for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 was 19.3% compared to 20.0%, for the three months ended June 30, 2019.
Results of Operations for the Six Months Ended June 30, 2020 and 2019
Overview. Net income for the six months ended June 30, 2020 was $3.7 million compared to $5.9 million for the six months ended June 30, 2019. This was a decrease of $2.2 million, or 37.7%.
Net Interest Income. Net interest income decreased $285,000, or 1.3% to $20.9 million for the six months ended June 30, 2020 compared to $21.1 million for the six months ended June 30, 2019.
•Interest and dividend income decreased $909,000, or 3.6%, to $24.1 million for the six months ended June 30, 2020 compared to $25.0 million for the six months ended June 30, 2019.
◦Although average loans increased $80.1 million, the loan yield for the six months ended June 30, 2020 decreased 35 bps compared to the six months ended June 30, 2019. The current period loan yield was significantly impacted by the 150 bp decline in the Wall Street Journal Prime Rate in March 2020, which resulted in immediate decrease in interest rates on adjustable rate loans linked to that index. In addition, PPP loans decreased the loan yield 4 bps in the current period. The Bank continued to accrue and recognize interest income on loans in forbearance due to expectation that borrowers will resume payment at the end of forbearance and collectibility of the interest income is not in question. With the majority of loans exiting forbearance in the third quarter, the Bank will evaluate whether continuing to accrue interest is prudent on a loan-by-loan or industry basis.
◦Interest income on taxable investment securities decreased $618,000, or 22.4% to $2.1 million for the six months ended June 30, 2020 compared to $2.8 million for the six months ended June 30, 2019 driven by a $51.9 million decrease in average investment security balance primarily from significant calls of U.S. government agency securities in a declining interest rate environment.
◦Interest from other interest-earning assets, which primarily consist of interest-earning cash, decreased $370,000, or 53.5% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 even though average balances increased $31.2 million primarily related to funds received from calls of U.S. government agency securities. The impact on interest income was primarily due to declines on interest rates earned on deposits at other financial institutions as noted by the 201 bp difference for respective periods.
◦Interest expense on deposits decreased $557,000, or 15.7%, to $3.0 million for the six months ended June 30, 2020 compared to $3.5 million for the six months ended June 30, 2019. While average interest-bearing deposits increased $16.0 million, interest rate declines for all products driven by pandemic-related interest rate cuts and efforts to control pricing resulted in a 15 bp decrease in average cost compared to the six months ended June 30, 2019.

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

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost (4)	Average Balance	Interest and Dividends	Yield/ Cost (4)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net	$982,331	$21,408	4.38%	$902,183	$21,174	4.73%
Debt Securities
Taxable	147,962	2,141	2.89	199,843	2,759	2.76
Tax Exempt	15,471	258	3.34	28,106	447	3.18
Marketable Equity Securities	2,573	40	3.11	2,517	40	3.18
Other Interest-Earning Assets	80,821	322	0.80	49,617	692	2.81
Total Interest-Earning Assets	1,229,158	24,169	3.95	1,182,266	25,112	4.28
Noninterest-Earning Assets	113,616			112,727
Total Assets	$1,342,774			$1,294,993

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$231,397	408	0.35%	$214,708	570	0.54%
Savings	222,899	124	0.11	215,283	294	0.28
Money Market	181,819	436	0.48	181,515	536	0.60
Time Deposits	210,648	2,018	1.93	219,220	2,143	1.97
Total Interest-Bearing Deposits	846,763	2,986	0.71	830,726	3,543	0.86
Borrowings	44,482	216	0.98	49,322	283	1.16
Total Interest-Bearing Liabilities	891,245	3,202	0.72	880,048	3,826	0.88
Noninterest-Bearing Demand Deposits	289,621			264,160
Other Liabilities	9,306			9,420
Total Liabilities	1,190,172			1,153,628

Stockholders' Equity	152,602			141,365
Total Liabilities and Stockholders' Equity	$1,342,774			$1,294,993

Net Interest Income (FTE) (Non-GAAP)		$20,967			$21,286
Net Interest Rate Spread (FTE) (Non-GAAP) (1)			3.23%			3.40%
Net Interest-Earning Assets (2)	$337,913			$302,218
Net Interest Margin (FTE) (Non-GAAP) (3)			3.43			3.63
Return on Average Assets			0.55			0.92
Return on Average Equity			4.84			8.42
Average Equity to Average Assets			11.36			10.92
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			137.91			134.34
(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(4)Annualized based on six months ended results.

Rate Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. FTE yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21%. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$1,867	$(1,633)	$234
Debt Securities:
Taxable	(743)	125	(618)
Exempt From Federal Tax	(210)	21	(189)
Marketable Equity Securities	1	(1)	—
Other Interest-Earning Assets	292	(662)	(370)
Total Interest-Earning Assets	1,207	(2,150)	(943)

Interest Expense:
Deposits	74	(631)	(557)
Borrowings	(25)	(42)	(67)
Total Interest-Bearing Liabilities	49	(673)	(624)
Change in Net Interest Income	$1,158	$(1,477)	$(319)
Provision for Loan Losses. The pandemic, which led to state-wide shelter in place orders and mandatory closures of all but essential business has resulted in a dramatic increase in unemployment and recessionary economic conditions in the current year. Based on evaluation of the macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis related to economic trends and industry conditions, specifically because of vulnerable industries such as hospitality, retail, oil and gas, and restaurants, were adjusted for these circumstances and resulted in a $2.8 million provision for loan losses for the six months ended June 30, 2020 compared to $375,000 for the six months ended June 30, 2019.
Net charge-offs were $19,000, or 0.00% net charge-offs to average loans on an annualized basis, for the six months ended June 30, 2020. Net charge-offs were $242,000, or 0.05% net charge-offs to average loans on an annualized basis, for the six months ended June 30, 2019. The increase in the prior year was driven by higher automobile loan charge-offs.
Noninterest Income. Noninterest income increased $241,000, or 5.6%, to $4.5 million for the six months ended June 30, 2020, compared to $4.3 million million for the six months ended June 30, 2019.
•Net gain on sales of investment securities was $489,000 for the six months ended June 30, 2020 to harvest gains on higher-interest mortgage-backed securities that were paying down quicker than expected compared to a net loss of $53,000 for six months ended June 30, 2019.
•Net gain on sales of loans was $568,000 for the six months ended June 30, 2020 compared to $142,000 for the six months ended June 30, 2019 primarily due to increased mortgage loan production from refinances, which were sold to reduce interest rate risk on lower yielding, long-term assets.
•Insurance commissions increased $162,000, or 7.3%, to $2.4 million for the six months ended June 30, 2020 compared to $2.2 million for the six months ended June 30, 2019 due an increase in both commercial and personal line polices.
•Other (loss) income decreased $374,000 as a result of an increase in amortization on mortgage servicing rights combined with a $269,000 temporary impairment on mortgage servicing rights recognized in the current period due to a decline in the interest rate environment that caused increased prepayment speeds and resulted in a decrease in fair value of the serviced mortgage portfolio.

•Service fees decreased $118,000 to $1.1 million for the six months ended June 30, 2020 compared to $1.2 million for the six months ended June 30, 2019 due to waiver of fees and decrease in customer usage from the pandemic.
•The Company’s marketable equity securities, which are primarily comprised of bank stocks, reflected a decline of $410,000 for the six months ended June 30, 2020 primarily from the impact of COVID-19 on the stock market.
Noninterest Expense. Noninterest expense increased $397,000, or 2.2%, to $18.1 million for the six months ended June 30, 2020 compared to $17.7 million for the six months ended June 30, 2019.
•Salaries and employee benefits decreased $86,000 to $9.6 million for the six months ended June 30, 2020 compared to $9.6 million for the six months ended June 30, 2019. The current period was impacted by a first quarter 2020, $407,000 one-time payment that offset employee benefits from health insurance claims exceeding our stop-loss limit for the 2019 plan year and change from a self-funded to a fully insured plan. Final calculation of the stop loss payment was completed 90 days after the end of the plan year. Also the Company benefited from deferred employee-related loan origination costs associated with PPP loans, which were partially offset by the Community Bank Cares premium pay during the pandemic. Additionally, the Company recognized approximately $236,000 of one-time payments related to the search for a permanent CEO in the six months ended June 30, 2020.
•Contracted services increased $307,000 to $940,000 for the six months ended June 30, 2020 compared to $633,000 for the six months ended June 30, 2019, primarily due to temporary employees hired to assist with PPP loan processing and consultants used to assist in infrastructure improvements. In the first quarter of 2020, contracted services were impacted by $116,000 in consulting fees associated with the search for a new CEO.
•Equipment expense decreased $100,000 to $481,000 for the six months ended June 30, 2020 compared to $581,000 for the six months ended June 30, 2019 as the result of decrease in depreciation and repairs and maintenance.
•Data processing increased $97,000 to $885,000 for the six months ended June 30, 2020 compared to $788,000 for the six months ended June 30, 2019 primarily due to technology investments.
•Legal and professional fees increased $65,000 to $406,000 for the six months ended June 30, 2020 compared to $341,000 for the six months ended June 30, 2019 due to fees associated with the search for a permanent CEO in the first quarter.
Income Tax Expense. Income tax expense decreased $638,000 to $824,000 for the six months ended June 30, 2020 compared to $1.5 million for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 was 18.3% compared to 19.8%, for the six months ended June 30, 2019. A $2.9 million decrease in pre-tax income combined with stable tax-preference items resulted in a lower effective tax rate for the six months ended June 30, 2020.
Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 9 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of June 30, 2020.
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
The ability to predict the impact of the COVID-19 pandemic on the Company’s liquidity with any precision is difficult and depends on many factors beyond our control. The market area was one of the first to implement state-wide shelter-in-place orders and closing all but essential businesses and certain government restriction remain in effect. The far-reaching consequences of these actions and the crisis is unknown and will largely depend on the extent and length of the recession combined with how quickly the economy can fully re-open. Forbearance activity and any additional forbearance that may be needed could significantly impact our sources of funds from loan cash flows.
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at June 30, 2020 to satisfy its short- and long-term liquidity needs.

The Company’s most liquid assets are cash and due from banks, which totaled $131.4 million at June 30, 2020. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $10.0 million at June 30, 2020. In addition, at June 30, 2020, the Company had the ability to borrow up to $428.5 million from the FHLB of Pittsburgh, of which $399.3 million is available. The Company also has the ability to borrow up to $90.4 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of both June 30, 2020 and December 31, 2019.
At June 30, 2020, $82.9 million, or 41.2% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At June 30, 2020, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $4.8 million. While the Company is not currently planning to reduce or suspend quarterly dividends, if the Company incurs or is expected to incur significant reduction in earnings as a result of the COVID-19 pandemic, it may need to suspend or reduce the level of quarterly dividends. In addition, primarily due to the COVID-19 pandemic and the expected impacts on the economy, on March 19, 2020, the Company announced that its stock repurchase program was suspended until further notice to preserve excess capital in support of the Bank’s business of providing financial services to its customers and communities. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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

At June 30, 2020 and December 31, 2019, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. At June 30, 2020, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent rish weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	June 30, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$105,937	11.90%	$101,703	11.43%
For Capital Adequacy Purposes	40,046	4.50	40,050	4.50
To Be Well Capitalized	57,844	6.50	57,851	6.50

Tier 1 Capital (to risk weighted assets)
Actual	105,937	11.90	101,703	11.43
For Capital Adequacy Purposes	53,394	6.00	53,401	6.00
To Be Well Capitalized	71,192	8.00	71,201	8.00

Total Capital (to risk weighted assets)
Actual	117,079	13.16	111,570	12.54
For Capital Adequacy Purposes	71,192	8.00	71,201	8.00
To Be Well Capitalized	88,990	10.00	89,001	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	105,937	7.90	101,703	7.85
For Capital Adequacy Purposes	53,613	4.00	51,838	4.00
To Be Well Capitalized	67,016	5.00	64,798	5.00
Item 3. Quantitative and Qualitative Disclosure about Market Risk.
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

The table below sets forth, as of June 30, 2020, the estimated changes in EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	(Dollars in thousands)
	Economic Value of Equity			EVE as a Percent of Portfolio Value of Assets			Earnings at Risk
Change in Interest Rates in Basis Points ("bp")	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change		Dollar Amount	Dollar Change	Percent Change
+300 bp	$165,748	$11,848	7.7%	12.63%	171	bp	$40,038	$3,113	8.4%
+200 bp	164,162	10,262	6.7	12.21	129		39,065	2,140	5.8%
+100 bp	160,516	6,616	4.3	11.65	73		37,841	916	2.5%
Flat	153,900	—	—	10.92	—		36,925	—	—%
-100 bp	158,064	4,164	2.7	11.08	16		35,941	(984)	(2.7)%
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At June 30, 2020, we had $28.4 million of goodwill on our Consolidated Statement of Financial Condition. Any impairment to goodwill could have a material adverse impact on the Company’s consolidated financial conditions and results of operations. 100% of the goodwill is assigned to the Community Banking reporting unit. Under GAAP, goodwill must be evaluated for impairment annually or on an interim basis when a triggering event occurs. If the carrying value of our reporting unit exceeds its current fair value as determined based on the value of the business, the goodwill is considered impaired and is reduced to fair value by a non-cash, non-tax-deductible charge to earnings. The impairment testing required by GAAP involves estimates and significant judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions or other unanticipated events and circumstances may affect the accuracy or validity of such estimates. Events and conditions that could result in impairment in the value of our goodwill include worsening business conditions and economic factors, particularly those that may result from the impact of a downturn in the economy as a result of COVID-19, changes in the industries in which we operate, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term profitability and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not purchase any of its common stock during the three months ended June 30, 2020.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on June 13, 2014 (File No. 333-196749))
3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 20, 2020)
31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statement of Financial Condition, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	August 7, 2020	/s/ Barron P. McCune, Jr.
Barron P. McCune, Jr.
President and Chief Executive Officer

Date:	August 7, 2020	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)