Form 10-Q
period 2020-09-30
CB Financial Services, Inc.
filed 2020-11-09
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2020, the number of shares outstanding of the Registrant’s Common Stock was 5,397,892.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(Unaudited) September 30, 2020	December 31, 2019
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$102,400	$68,798
Non-Interest Bearing	9,769	11,419
Total Cash and Due From Banks	112,169	80,217

Investment Securities:
Available-for-Sale	158,956	197,385
Loans, Net of Allowance for Loan Losses of $13,780 and $9,867 at September 30, 2020 and December 31, 2019, Respectively	1,037,105	942,629
Premises and Equipment, Net	20,439	22,282
Bank-Owned Life Insurance	24,639	24,222
Goodwill	9,732	28,425
Intangible Assets, Net	8,931	10,527
Accrued Interest and Other Assets	20,905	15,850
TOTAL ASSETS	$1,392,876	$1,321,537

LIABILITIES
Deposits:
Non-Interest Bearing Demand Deposits	$335,287	$267,152
NOW Accounts	245,850	232,099
Money Market Accounts	188,958	182,428
Savings Accounts	232,691	216,924
Time Deposits	196,250	219,756
Total Deposits	1,199,036	1,118,359

Short-Term Borrowings	42,061	30,571
Other Borrowings	11,000	14,000
Accrued Interest and Other Liabilities	7,480	7,510
TOTAL LIABILITIES	1,259,577	1,170,440

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 Shares Issued and 5,398,712 and 5,463,828 Shares Outstanding at September 30, 2020 and December 31, 2019, Respectively	2,367	2,367
Capital Surplus	83,338	82,971
Retained Earnings	49,348	66,955
Treasury Stock, at Cost (282,281 and 217,165 Shares at September 30, 2020 and December 31, 2019, Respectively)	(5,825)	(3,842)
Accumulated Other Comprehensive Income	4,071	2,646
TOTAL STOCKHOLDERS' EQUITY	133,299	151,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,392,876	$1,321,537

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$10,709	$10,984	$32,050	$32,090
Investment Securities:
Taxable	753	1,558	2,894	4,317
Tax-Exempt	79	131	291	499
Dividends	19	20	59	60
Other Interest and Dividend Income	96	405	418	1,097
TOTAL INTEREST AND DIVIDEND INCOME	11,656	13,098	35,712	38,063

INTEREST EXPENSE
Deposits	1,150	1,864	4,136	5,407
Short-Term Borrowings	28	47	112	143
Other Borrowings	62	91	194	278
TOTAL INTEREST EXPENSE	1,240	2,002	4,442	5,828

NET INTEREST AND DIVIDEND INCOME	10,416	11,096	31,270	32,235
Provision For Loan Losses	1,200	175	4,000	550
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,216	10,921	27,270	31,685

NONINTEREST INCOME
Service Fees	554	639	1,646	1,849
Insurance Commissions	1,079	985	3,475	3,219
Other Commissions	76	98	374	293
Net Gain on Sales of Loans	435	48	1,003	190
Net Gain (Loss) on Sales of Investment Securities	—	3	489	(50)
Change in Fair Value of Marketable Equity Securities	(59)	(25)	(469)	104
Net Gain on Purchased Tax Credits	15	9	46	27
Net (Loss) Gain on Disposal of Fixed Assets	(65)	—	(48)	2
Income from Bank-Owned Life Insurance	140	142	417	408
Other (Loss) Income	(2)	67	(240)	203
TOTAL NONINTEREST INCOME	2,173	1,966	6,693	6,245

NONINTEREST EXPENSE
Salaries and Employee Benefits	5,124	4,628	14,683	14,273
Occupancy	759	597	2,191	2,019
Equipment	220	266	701	847
Data Processing	482	370	1,367	1,158
FDIC Assessment	172	5	493	368
PA Shares Tax	355	226	963	743
Contracted Services	531	312	1,471	945
Legal and Professional Fees	161	117	567	458
Advertising	148	208	486	545
Other Real Estate Owned (Income)	(12)	13	(30)	(81)
Amortization of Intangible Assets	532	531	1,596	1,595
Goodwill Impairment	18,693	—	18,693	—
Writedown of Fixed Assets	884	—	884	—
Other	919	984	2,977	3,064
TOTAL NONINTEREST EXPENSE	28,968	8,257	47,042	25,934
(Loss) Income Before Income Tax (Benefit) Expense	(17,579)	4,630	(13,079)	11,996
Income Tax (Benefit) Expense	(184)	884	640	2,346
NET (LOSS) INCOME	$(17,395)	$3,746	$(13,719)	$9,650

(LOSS) EARNINGS PER SHARE
Basic	$(3.22)	$0.69	$(2.54)	$1.78
Diluted	(3.22)	0.69	(2.54)	1.77
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,395,342	5,433,289	5,406,710	5,433,296
Diluted	5,395,342	5,458,723	5,406,710	5,451,705
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands)

Net (Loss) Income	$(17,395)	$3,746	$(13,719)	$9,650

Other Comprehensive (Loss) Income:
Change in Unrealized (Loss) Gain on Investment Securities Available-for-Sale	(653)	121	2,292	5,652
Income Tax Effect	137	(47)	(481)	(1,209)

Reclassification Adjustment for (Gain) Loss on Sale of Investment Securities Included in Net (Loss) Income (1)	—	(3)	(489)	50
Income Tax Effect (1)	—	1	103	(11)
Other Comprehensive (Loss) Income, Net of Income Tax Expense (Benefit)	(516)	72	1,425	4,482
Total Comprehensive (Loss) Income	$(17,911)	$3,818	$(12,294)	$14,132
(1)    The gross amount of gain (loss) on sales of investment securities is reported as Net Gain (Loss) on Sales of Investments Securities on the Consolidated Statement of (Loss) Income. The income tax effect (benefit) is included in Income Tax Expense on the Consolidated Statement of (Loss) Income.
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

June 30, 2020	5,680,993	$2,367	$83,327	$68,039	$(5,928)	$4,587	$152,392
Comprehensive Loss:
Net Loss	—	—	—	(17,395)	—	—	(17,395)
Other Comprehensive Loss	—	—	—	—	—	(516)	(516)
Restricted Stock Awards Granted	—	—	(103)	—	103	—	—
Stock-Based Compensation Expense	—	—	114	—	—	—	114
Dividends Paid ($0.24 Per Share)	—	—	—	(1,296)	—	—	(1,296)
September 30, 2020	5,680,993	$2,367	$83,338	$49,348	$(5,825)	$4,071	$133,299

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

June 30, 2019	5,680,993	$2,367	$83,380	$61,140	$(4,350)	$2,970	$145,507
Comprehensive Income:
Net Income	—	—	—	3,746	—	—	3,746
Other Comprehensive Income	—	—	—	—	—	72	72
Stock-Based Compensation Expense	—	—	77	—	—	—	77
Dividends Paid ($0.24 Per Share)	—	—	—	(1,304)	—	—	(1,304)
September 30, 2019	5,680,993	$2,367	$83,457	$63,582	$(4,350)	$3,042	$148,098

The accompanying notes are an integral part of these consolidated financial statements

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2019	5,680,993	$2,367	$82,971	$66,955	$(3,842)	$2,646	$151,097
Comprehensive (Loss) Income:
Net Loss	—	—	—	(13,719)	—	—	(13,719)
Other Comprehensive Income	—	—	—	—	—	1,425	1,425
Restricted Stock Awards Granted	—	—	(103)	—	103	—	—
Restricted Stock Awards Forfeited	—	—	96	—	(96)	—	—
Stock-Based Compensation Expense	—	—	370	—	—	—	370
Exercise of Stock Options	—	—	4	—	(82)	—	(78)
Treasury stock purchased, at cost (67,816 shares)	—	—	—	—	(1,908)	—	(1,908)
Dividends Paid ($0.72 Per Share)	—	—	—	(3,888)	—	—	(3,888)
September 30, 2020	5,680,993	$2,367	$83,338	$49,348	$(5,825)	$4,071	$133,299

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2018	5,680,993	$2,367	$83,225	$57,843	$(4,370)	$(1,440)	$137,625
Comprehensive Income:
Net Income	—	—	—	9,650	—	—	9,650
Other Comprehensive Income	—	—	—	—	—	4,482	4,482
Restricted Stock Awards Forfeited	—	—	8	—	(8)	—	—
Restricted Stock Awards Granted	—	—	(11)	—	11	—	—
Stock-Based Compensation Expense	—	—	230	—	—	—	230
Exercise of Stock Options	—	—	5	—	17	—	22
Dividends Paid ($0.72 Per Share)	—	—	—	(3,911)	—	—	(3,911)
September 30, 2019	5,680,993	$2,367	$83,457	$63,582	$(4,350)	$3,042	$148,098

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2020	2019
(Dollars in thousands)
OPERATING ACTIVITIES
Net (Loss) Income	$(13,719)	$9,650
Αdjustmеnts to Rеconcilе Net (Loss) Income to Net Cash Provided By Operating Activities:
Net Accretion on Investments	(9)	(145)
Depreciation and Amortization	2,578	2,730
Provision for Loan Losses	4,000	550
Goodwill impairment	18,693	—
Writedown on Fixed Assets	884	—
Change in Fair Value of Marketable Equity Securities	469	(104)
Net Gain on Purchased Tax Credits	(46)	(27)
Income from Bank-Owned Life Insurance	(417)	(408)
Proceeds From Mortgage Loans Sold	24,317	7,378
Originations of Mortgage Loans for Sale	(23,314)	(7,188)
Net Gain on Sales of Loans	(1,003)	(190)
Net (Gain) Loss on Sales of Investment Securities	(489)	50
Net Loss on Sales of Other Real Estate Owned and Repossessed Assets	26	6
Noncash Expense for Stock-Based Compensation	370	230
(Increase) Decrease in Accrued Interest Receivable	(944)	33
Net Loss (Gain) on Disposal of Fixed Assets	48	(2)
(Decrease) Increase in Taxes Payable	(253)	259
Payments on Operating Leases	(412)	(312)
(Decrease) Increase in Accrued Interest Payable	(252)	331
Other, Net	(1,329)	(136)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,198	12,705
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	91,219	34,490
Purchases of Debt and Marketable Equity Securities	(68,851)	(50,185)
Proceeds from Sales of Securities	17,893	29,460
Net Increase in Loans	(100,436)	(21,531)
Purchase of Premises and Equipment	(184)	(66)
Proceeds from Disposal of of Premises and Equipment	26	—
Asset Acquisition of a Customer List	—	(900)
Proceeds From Sales of Other Real Estate Owned and Repossessed Assets	99	1,123
(Increase) Decrease in Restricted Equity Securities	(305)	214
Acquisition of Bank Owned Life Insurance	—	(750)
NET CASH USED IN INVESTING ACTIVITIES	(60,539)	(8,145)
FINANCING ACTIVITIES
Net Increase in Deposits	80,677	39,250
Net Increase (Decrease) in Short-Term Borrowings	11,490	(1,861)
Principal Payments on Other Borrowed Funds	(3,000)	(3,000)
Cash Dividends Paid	(3,888)	(3,911)
Treasury Stock, Purchases at Cost	(1,908)	—
Exercise of Stock Options	(78)	22
NET CASH PROVIDED BY FINANCING ACTIVITIES	83,293	30,500
INCREASE IN CASH AND CASH EQUIVALENTS	31,952	35,060
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	80,217	53,353
CASH AND DUE FROM BANKS AT END OF PERIOD	$112,169	$88,413

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2020	2020	2019
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $4,382 and $5,070, respectively)	$4,694	$5,497
Income taxes	1,785	2,260
SUPPLEMENTAL NONCASH DISCLOSURE:
Real estate acquired in settlement of loans	115	427
Income tax refund receivable	1,002	—
Loan payoff receivable	5,628	1,644
Right of use asset recognized	329	1,706
Lease liability recognized	329	1,712

The accompanying notes are an integral part of these consolidated financial statements

7

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
The Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification ("ASC") 855, Subsequent Events, to be recognizable events.
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest earnings on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest earnings on investment securities and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. The Bank operates 15 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, six offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, a full-service, independent insurance agency.
Reclassifications
Certain comparative amounts for the prior year have been reclassified to conform to the current year presentation. Such reclassifications did not affect net (loss) income or stockholders’ equity.
Recent Accounting Standards
In March 2020, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). The ASU is intended to help stakeholders during the global market-wide reference rate transition period. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. While the LIBOR reform may require extensive changes to the contracts that govern LIBOR based products, as well as our systems and processes, we cannot yet determine whether the Company will be able to use the optional expedient for the changes to contract terms that may be required by LIBOR reform and therefore, the Company cannot yet determine the magnitude of the impact or the overall impact of the new guidance on the Company’s consolidated financial condition or results of operation.
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

Note 2. (Loss) Earnings Per Share
There are no convertible securities which would affect the numerator in calculating basic and diluted (loss) earnings per share; therefore, net (loss) income as presented on the Consolidated Statement of (Loss) Income is used as the numerator.
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands, except share and per share data)

Net (Loss) Income	$(17,395)	$3,746	$(13,719)	$9,650

Weighted-Average Basic Common Shares Outstanding	5,395,342	5,433,289	5,406,710	5,433,296
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	—	25,434	—	18,409
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,395,342	5,458,723	5,406,710	5,451,705

(Loss) Earnings Per Share:
Basic	$(3.22)	$0.69	$(2.54)	$1.78
Diluted	(3.22)	0.69	(2.54)	1.77
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock Options	220,271	88,253	220,271	88,253
Restricted Stock	49,130	—	49,130	600
When there is a net loss for the period, the exercise or conversion of any potential shares increases the number of shares in the denominator and results in a lower loss per share. In that situation, the potential shares are antidilutive and not included in the Company's loss per share calculation. Therefore, if there is a net loss, diluted loss per share is the same as basic loss per share.

Note 3. Investment Securities
The following table presents the amortized cost and fair value of investment securities available-for-sale at the dates indicated:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Debt Securities:
U.S. Government Agencies	$41,994	$16	$(178)	$41,832
Obligations of States and Political Subdivisions	20,761	1,290	—	22,051
Mortgage-Backed Securities - Government-Sponsored Enterprises	88,735	4,049	—	92,784
Total Debt Securities	151,490	5,355	(178)	156,667

Marketable Equity Securities:
Mutual Funds				1,022
Other				1,267
Total Marketable Equity Securities				2,289
Total Available-for-Sale Securities				$158,956

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Debt Securities:
U.S. Government Agencies	$47,993	$227	$(164)	$48,056
Obligations of States and Political Subdivisions	25,026	819	(2)	25,843
Mortgage-Backed Securities - Government-Sponsored Enterprises	118,282	2,601	(107)	120,776
Total Debt Securities	191,301	3,647	(273)	194,675

Marketable Equity Securities:
Mutual Funds				997
Other				1,713
Total Marketable Equity Securities				2,710
Total Available-for-Sale Securities				$197,385

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	September 30, 2020
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	8	$33,815	$(178)	—	$—	$—	8	$33,815	$(178)
Total	8	$33,815	$(178)	—	$—	$—	8	$33,815	$(178)

	December 31, 2019
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	6	$16,116	$(83)	6	$13,938	$(81)	12	$30,054	$(164)
Obligations of States and Political Subdivisions	—	—	—	1	509	(2)	1	509	(2)
Mortgage Backed Securities- Government Sponsored Enterprises	7	20,003	(104)	1	1,711	(3)	8	21,714	(107)
Total	13	$36,119	$(187)	8	$16,158	$(86)	21	$52,277	$(273)
For debt securities, the Company does not believe that any individual unrealized loss as of September 30, 2020 or December 31, 2019, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at September 30, 2020 and December 31, 2019 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
The following table presents the scheduled maturities of debt securities as of the date indicated:

	September 30, 2020
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$—	$—
Due after One Year through Five Years	4,303	4,380
Due after Five Years through Ten Years	55,267	56,462
Due after Ten Years	91,920	95,825
Total	$151,490	$156,667

The following table presents gross gain and loss of sales of available-for-sale investment securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Debt Securities
Gross Gain	$—	$50	$489	$62
Gross Loss	—	(47)	—	(112)
Net Gain (Loss) on Sales of Investment Securities	$—	$3	$489	$(50)
Marketable equity securities are measured at fair value with changes in fair value included in Change in Fair Value of Marketable Equity Securities on the Consolidated Statement of (Loss) Income. Realized gains and losses on sales of marketable equity securities are included in Net Gain (Loss) on Sales of Investment Securities on the Consolidated Statement of (Loss) Income. There were no sales of marketable equity securities for the three and nine months ended September 30, 2020 and 2019, respectively.
Note 4. Loans and Allowance for Loan Losses
The Company’s loan portfolio consists of four classifications: real estate loans, commercial and industrial loans, consumer loans, and other loans. The following table presents the classifications of loans as of the dates indicated.

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
(Dollars in thousands)

Real Estate:
Residential	$343,955	32.7%	$347,766	36.6%
Commercial	353,904	33.7	351,360	36.9
Construction	69,178	6.6	35,605	3.7
Commercial and Industrial	144,315	13.7	85,586	9.0
Consumer	117,364	11.2	113,637	11.9
Other	22,169	2.1	18,542	1.9
Total Loans	1,050,885	100.0%	952,496	100.0%
Allowance for Loan Losses	(13,780)		(9,867)
Loans, Net	$1,037,105		$942,629
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
As of September 30, 2020, the Bank originated 638 PPP loans totaling $71.0 million, with a median loan balance of $35,000. Among the largest sectors impacted were $15.6 million in loans for health care and social assistance, $12.6 million for construction and specialty-trade contractors, $6.1 million for professional and technical services, $6.1 million for retail trade, $5.1 million for wholesale trade, $4.6 million for manufacturing and $3.4 million for restaurant and food services. Net SBA origination fees as of September 30, 2020 were $2.2 million, of which $274,000 was recognized for the three months ended September 30, 2020 and $465,000 for the nine months ended September 30, 2020. All PPP loans are classified as commercial and industrial loans held for investment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.
Total unamortized net deferred loan fees were $2.5 million and $907,000 at September 30, 2020 and December 31, 2019, respectively. The increase in unamortized net deferred loan fees is primarily due to PPP loans.
Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $106.0 million and $100.0 million at September 30, 2020 and December 31, 2019, respectively.
The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At September 30, 2020 and December 31, 2019, there were no loans in the criticized category of Loss within the internal risk rating system.

	September 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$340,421	$1,045	$2,489	$—	$343,955
Commercial	311,125	29,383	13,396	—	353,904
Construction	65,158	3,379	641	—	69,178
Commercial and Industrial	137,871	4,197	1,614	633	144,315
Consumer	117,315	—	49	—	117,364
Other	22,089	80	—	—	22,169
Total Loans	$993,979	$38,084	$18,189	$633	$1,050,885

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$343,851	$1,997	$1,918	$—	$347,766
Commercial	335,436	12,260	3,664	—	351,360
Construction	33,342	2,263	—	—	35,605
Commercial and Industrial	75,201	7,975	1,691	719	85,586
Consumer	113,527	—	110	—	113,637
Other	18,452	90	—	—	18,542
Total Loans	$919,809	$24,585	$7,383	$719	$952,496
The increase of $13.5 million in the special mention loan category and $10.8 million in the substandard category as of September 30, 2020 compared to December 31, 2019 was mainly from the downgrade of the hospitality portfolio due to the economic conditions in that industry caused by the COVID-19 pandemic.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	September 30, 2020
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$341,775	$281	$22	$—	$303	$1,877	$343,955
Commercial	345,772	—	—	—	—	8,132	353,904
Construction	69,178	—	—	—	—	—	69,178
Commercial and Industrial	142,286	—	—	—	—	2,029	144,315
Consumer	116,826	452	37	—	489	49	117,364
Other	22,169	—	—	—	—	—	22,169
Total Loans	$1,038,006	$733	$59	$—	$792	$12,087	$1,050,885

	December 31, 2019
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$342,010	$3,462	$281	$196	$3,939	$1,817	$347,766
Commercial	351,104	22	—	—	22	234	351,360
Construction	35,605	—	—	—	—	—	35,605
Commercial and Industrial	84,280	388	178	—	566	740	85,586
Consumer	112,438	923	140	26	1,089	110	113,637
Other	18,542	—	—	—	—	—	18,542
Total Loans	$943,979	$4,795	$599	$222	$5,616	$2,901	$952,496
The increase in nonaccrual commercial real estate loans is primarily related to two hotel loans with a total principal balance of $7.9 million that were impacted by the pandemic and determined to be impaired due to insufficient cash flows and occupancy rates. The increase in nonaccrual commercial and industrial loans is primarily related to a $1.4 million relationship with collateral and income shortfalls.

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

	September 30, 2020	December 31, 2019
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,877	$1,817
Commercial	8,132	234
Commercial and Industrial	2,029	740
Consumer	49	110
Total Nonaccrual Loans	12,087	2,901

Accruing Loans Past Due 90 Days or More:
Real Estate:
Residential	—	196
Consumer	—	26
Total Accruing Loans Past Due 90 Days or More	—	222
Total Nonaccrual Loans and Accruing Loans Past Due 90 Days or More	12,087	3,123

Troubled Debt Restructurings, Accruing:
Real Estate
Residential	660	511
Commercial	2,162	1,648
Commercial and Industrial	96	100
Total Troubled Debt Restructurings, Accruing	2,918	2,259

Total Nonperforming Loans	15,005	5,382

Other Real Estate Owned:
Residential	14	41
Commercial	208	192
Total Other Real Estate Owned	222	233

Total Nonperforming Assets	$15,227	$5,615

Nonperforming Loans to Total Loans	1.43%	0.57%
Nonperforming Assets to Total Assets	1.09	0.42
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $805,000 and $1.1 million at September 30, 2020 and December 31, 2019, respectively.
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
Bank regulatory agencies released an interagency statement that offers practical expedients for modifications that occur in response to the COVID-19 pandemic, but it differs with the CARES Act in certain areas. The expedients require a lender to conclude that a borrower is not experiencing financial difficulty if either short-term (e.g., six months or less) modifications are made, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented or the modification or deferral program is mandated by the federal government or a state government. The bank regulatory agencies have subsequently confirmed that their guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. Both Section 4013 of the CARES Act and the interagency statement can be applied to a second modification that occurs after the first modification provided that the second modification does not qualify as a TDR under Section 4013 of the CARES Act or the interagency statement. In its evaluation of whether a payment deferral qualifies as short-term under the interagency statement, an entity should assess multiple payment deferrals collectively (i.e., the cumulative deferrals cannot exceed six months).
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
The following table provides details of loans in forbearance and the forbearance end dates as of the dates indicated.

	September 30, 2020			June 30, 2020
	Number of Loans	Amount	% of Portfolio	Number of Loans	Amount	% of Portfolio
(Dollars in thousands)

Real Estate:
Residential	11	1,242	0.4%	163	23,653	6.9%
Commercial	9	13,885	3.9%	111	105,117	30.0%
Construction	1	7,162	10.4%	6	15,518	26.6%
Commercial and Industrial	1	122	0.1%	76	15,697	10.5%
Consumer	12	295	0.3%	170	3,447	2.9%
Other	—	—	—%	1	2,504	11.2%
Total Loans in Forbearance	34	$22,706	2.2%	527	$165,936	15.9%
The commercial real estate loans remaining in deferral at September 30, 2020 include five hotel loans totaling $10.3 million and the construction loan is a retail project. The loans are scheduled to exit their deferral period in the fourth quarter.
The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 18 loans totaling $3.6 million at September 30, 2020 and 16 loans totaling $3.0 million at December 31, 2019, respectively.
During the nine months ended September 30, 2020, there was one residential real estate loan modified in a TDR totaling $60,000 that paid off. During the nine months ended September 30, 2019, one residential real estate loan modified in a TDR totaling $851,000 paid off. No TDRs subsequently defaulted during the three and nine months ended September 30, 2020 and 2019, respectively.

The following tables present information at the time of modification related to loans modified in a TDR during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)

Real Estate:
Commercial	1	$504	$519	$—
Commercial and Industrial	1	38	38	—
Total	2	$542	$557	$—

	Nine Months Ended September 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)

Real Estate:
Residential	1	$234	$234	$—
Commercial	1	504	519	—
Commercial and Industrial	1	38	38	—
Total	3	$776	$791	$—

	Three Months Ended June 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)

Real Estate:
Residential	1	$10	$10	$—
Total	1	$10	10	$—

	Nine Months Ended September 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)

Real Estate:
Residential	2	$71	$71	$—
Commercial and Industrial	1	114	114	—
Total	3	$185	$185	$—
The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	September 30, 2020
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,216	$—	$1,220	$1,220	$34
Commercial	20,896	—	20,916	25,193	811
Construction	641	—	641	766	21
Commercial and Industrial	881	—	1,069	936	6
Total With No Related Allowance Recorded	$23,634	$—	$23,846	$28,115	$872

With A Related Allowance Recorded:
Real Estate:
Commercial	$9,498	$2,248	$9,528	$9,610	$291
Commercial and Industrial	1,528	607	1,528	1,609	45
Total With A Related Allowance Recorded	$11,026	$2,855	$11,056	$11,219	$336

Total Impaired Loans:
Real Estate:
Residential	$1,216	$—	$1,220	$1,220	$34
Commercial	30,394	2,248	30,444	34,803	1,102
Construction	641	—	641	766	21
Commercial and Industrial	2,409	607	2,597	2,545	51
Total Impaired Loans	$34,660	$2,855	$34,902	$39,334	$1,208

	December 31, 2019
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$549	$—	$553	$494	$20
Commercial	3,058	—	3,077	3,335	177
Commercial and Industrial	133	—	135	156	6
Total With No Related Allowance Recorded	$3,740	$—	$3,765	$3,985	$203

With A Related Allowance Recorded:
Real Estate:
Commercial	$1,646	$274	$1,646	$1,702	$81
Commercial and Industrial	2,378	610	2,529	2,448	113
Total With A Related Allowance Recorded	$4,024	$884	$4,175	$4,150	$194

Total Impaired Loans
Real Estate:
Residential	$549	$—	$553	$494	$20
Commercial	4,704	274	4,723	5,037	258
Commercial and Industrial	2,511	610	2,664	2,604	119
Total Impaired Loans	$7,764	$884	$7,940	$8,135	$397
The $26.9 million increase in recorded investment of loans evaluated for impairment, primarily in the commercial real estate category, is mainly due to evaluating the hotel portfolio for potential impairment. $16.1 million of hotel loans were evaluated for impairment and determined to not require specific reserves. Two hotel loans with a total principal balance of $7.9 million were determined to be impaired due to insufficient cash flows and occupancy rates.
The following tables present the activity in the allowance for loan losses (“ALLL”) summarized by major classifications and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

June 30, 2020	$2,688	$5,160	$820	$1,566	$1,714	$—	$700	$12,648
Charge-offs	(11)	—	—	—	(103)	—	—	(114)
Recoveries	1	1	—	6	38	—	—	46
Provision	(506)	1,711	71	170	(290)	—	44	1,200
September 30, 2020	$2,172	$6,872	$891	$1,742	$1,359	$—	$744	$13,780

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2019	$2,023	$3,210	$285	$2,412	$1,417	$—	$520	$9,867
Charge-offs	(36)	—	—	—	(239)	—	—	(275)
Recoveries	5	28	—	21	134	—	—	188
Provision	180	3,634	606	(691)	47	—	224	4,000
September 30, 2020	$2,172	$6,872	$891	$1,742	$1,359	$—	$744	$13,780

	September 30, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$2,248	$—	$607	$—	$—	$—	$2,855
Collectively Evaluated for Potential Impairment	$2,172	$4,624	$891	$1,135	$1,359	$—	$744	$10,925

	December 31, 2019
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$274	$—	$610	$—	$—	$—	$884
Collectively Evaluated for Potential Impairment	$2,023	$2,936	$285	$1,802	$1,417	$—	$520	$8,983

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

June 30, 2019	$1,096	$3,446	$488	$2,718	$1,500	$—	$443	$9,691
Charge-offs	(28)	—	—	(16)	(165)	—	—	(209)
Recoveries	1	35	—	5	52	—	—	93
Provision	582	(508)	49	(278)	76	—	254	175
September 30, 2019	$1,651	$2,973	$537	$2,429	$1,463	$—	$697	$9,750

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2018	$1,050	$2,693	$395	$2,807	$2,027	$—	$586	$9,558
Charge-offs	(71)	—	—	(16)	(451)	—	—	(538)
Recoveries	10	56	—	7	107	—	—	180
Provision	662	224	142	(369)	(220)	—	111	550
September 30, 2019	$1,651	$2,973	$537	$2,429	$1,463	$—	$697	$9,750

	September 30, 2019
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$300	$—	$503	$—	$—	$—	$803
Collectively Evaluated for Potential Impairment	$1,651	$2,673	$537	$1,926	$1,463	$—	$697	$8,947
The COVID-19 pandemic has resulted in a dramatic increase in unemployment and recessionary economic conditions. Based on evaluation of the macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis related to economic trends and industry conditions, specifically because of vulnerable industries such as hospitality, oil and gas, retail and restaurants, were adjusted in the current year for these circumstances. In addition, the Company has an exposure of hotel loans that have been greatly impacted by the COVID-19 pandemic and were evaluated for impairment in the current quarter. Two hotel loans with a total principal balance of $7.9 million were determined to be impaired due to insufficient cash flows and occupancy rates. The combination of these factors primarily resulted in a $1.2 million provision for loan losses for the three months ended September 30, 2020 and $4.0 million provision for loan losses for the nine months ended September 30, 2020.
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
The following table presents changes in the accretable discount on the loans acquired at fair value at the dates indicated.

Accretable Discount
(Dollars in Thousands)

December 31, 2019	$1,628
Accretable Yield	(293)
September 30, 2020	$1,335

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated.

	September 30, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,216	$30,394	$641	$2,409	$—	$—	$34,660
Collectively Evaluated for Potential Impairment	342,739	323,510	68,537	141,906	117,364	22,169	1,016,225
Total Loans	$343,955	$353,904	$69,178	$144,315	$117,364	$22,169	$1,050,885
At September 30, 2020, commercial and industrial contains $71.0 million of PPP loans collectively evaluated for potential impairment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

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
Note 5. Deposits
The following table shows the maturities of time deposits for the next five years and beyond at the date indicated.

September 30, 2020
(Dollars in thousands)

One Year or Less	$86,604
Over One Through Two Years	36,463
Over Two Through Three Years	47,161
Over Three Through Four Years	9,527
Over Four Through Five Years	12,183
Over Five Years	4,312
Total	$196,250
The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $61.6 million and $69.3 million as of September 30, 2020 and December 31, 2019, respectively.

Note 6. Short-Term Borrowings
The following table sets forth the components of short-term borrowings as of the dates indicated.

	September 30, 2020		December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$42,061	0.21%	$30,571	0.57%
Average Balance Outstanding During the Period	35,922	0.42	29,976	0.62
Maximum Amount Outstanding at any Month End	43,367		34,197

Securities Collaterizing the Agreements at Period-End:
Carrying Value	44,601		37,584
Market Value	45,767		37,873
Note 7. Other Borrowed Funds
Other borrowed funds consist of fixed rate advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”). The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	September 30, 2020		December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Due in One Year	$5,000	2.09%	$6,000	1.97%
Due After One Year to Two Years	3,000	2.23	5,000	2.18
Due After Two Years to Three Years	3,000	2.41	3,000	2.41
Total	$11,000	2.21%	$14,000	2.14%
As of September 30, 2020, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $430.7 million with the FHLB and available borrowing capacity of $416.9 million. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on $577.1 million of residential and commercial mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $150.0 million as of September 30, 2020, of which there was no outstanding balance as of September 30, 2020.
At September 30, 2020, the Company maintained a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $95.7 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by $145.3 million of commercial and industrial and consumer indirect auto loans. In addition, the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million of which no draws had been taken.
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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers into or out of Level 3 during the nine months ended September 30, 2020 or year ended December 31, 2019.

	Fair Value Hierarchy	September 30, 2020	December 31, 2019
(Dollars in thousands)

Available for Sales Securities:
Debt Securities:
U.S. Government Agencies	Level 2	$41,832	$48,056
Obligations of States and Political Subdivisions	Level 2	22,051	25,843
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	92,784	120,776
Total Debt Securities		156,667	194,675

Marketable Equity Securities:
Mutual Funds	Level 1	1,022	997
Other	Level 1	1,267	1,713
Total Marketable Equity Securities		2,289	2,710
Total Available-for-Sale Securities		$158,956	$197,385
The following table presents the financial assets on the Consolidated Statement of Financial Condition measured at fair value on a nonrecurring basis as of the dates indicated by level within the fair value hierarchy for only those nonrecurring assets that had a fair value below the carrying amount. The table also presents the significant unobservable inputs used in the fair value measurements.

		Fair Value at
Financial Asset	Fair Value Hierarchy	September 30, 2020	December 31, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
(Dollars in thousands)

Impaired Loans	Level 3	$8,171	$3,140	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
Premises and Equipment, Net	Level 3	240	—	Market Comparable Properties	Price Per Square Footage	$26.88	to	$34.79
Mortgage Servicing Rights	Level 3	694	930	Discounted Cash Flow	Discount Rate	9%	to	11%
					Prepayment Rate	15.7%	to	21.4%
OREO	Level 3	34	58	Market Comparable Properties	Marketability Discount	10%	to	30%	(1)
(1)Range includes discounts taken since appraisal and estimated values.
Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At September 30, 2020 and December 31, 2019, the fair value of impaired loans consists of the loan balances of $11.0 million and $4.0 million, respectively, less their specific valuation allowances of $2.9 million and $884,000, respectively.
Given the change in business purpose of the Monessen branch due to closure, an appraisal was obtained to determine the property value and, as a result, the property was written down to fair value based on market comparable properties. The fair value was determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy.
The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. MSRs are reported in other assets in the Consolidated Statement of Financial Condition and are amortized into mortgage servicing income in Other (Loss) Income in the Consolidated Statement of (Loss) Income.
OREO properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy.
For the nine months ended September 30, 2020, one commercial real estate OREO property with a fair value of $18,000 sold at a gain of $4,000 and two residential real estate OREO properties with a fair value of $108,000 sold at a loss of $30,000. In addition, two residential real estate loans with a fair value of $81,000 and one commercial real estate loan with a fair value of $34,000 transferred to OREO.
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
The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		September 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$102,400	$102,400	$68,798	$68,798
Non-Interest Bearing	Level 1	9,769	9,769	11,419	11,419
Investment Securities:
Available for Sale	See Above	158,956	158,956	197,385	197,385
Loans, Net	Level 3	1,037,105	1,076,438	942,629	961,110
Restricted Stock	Level 2	3,961	3,961	3,656	3,656
Bank-Owned Life Insurance	Level 2	24,639	24,639	24,222	24,222
Mortgage Servicing Rights	Level 3	694	694	930	930
Accrued Interest Receivable	Level 2	4,241	4,241	3,297	3,297

Financial Liabilities:
Deposits	Level 2	1,199,036	1,207,246	1,118,359	1,128,078
Short-term Borrowings	Level 2	42,061	42,061	30,571	30,571
Other Borrowed Funds	Level 2	11,000	11,138	14,000	15,380
Accrued Interest Payable	Level 2	735	735	987	987

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

	September 30, 2020	December 31, 2019
(Dollars in thousands)

Standby Letters of Credit	$80,369	$42,041
Performance Letters of Credit	2,329	2,521
Construction Mortgages	62,167	59,689
Personal Lines of Credit	6,897	6,456
Overdraft Protection Lines	6,407	6,415
Home Equity Lines of Credit	20,609	20,560
Commercial Lines of Credit	68,685	102,422
Total Commitments	$247,463	$240,104
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands)

Operating Lease Expense	$118	$114	$353	$344
Variable Lease Expense	10	17	28	32
Total Lease Expense	$128	$131	$381	$376

	September 30, 2020	December 31, 2019
Operating Leases:
ROU Assets	$1,202	$1,289
Weighted Average Lease Term in Years	7.22	7.06
Weighted Average Discount Rate	2.55%	2.89%

September 30, 2020
Maturity Analysis:
Due in One Year	$348
Due After One Year to Two Years	255
Due After Two Years to Three Years	156
Due After Three Years to Four Years	113
Due After Four to Five Years	90
Due After Five Years	375
Total	$1,337
Less: Present Value Discount	132
Lease Liabilities	$1,205
Note 11. Other Noninterest Expense
The details of other noninterest expense for the Company’s Consolidated Statement of (Loss) Income for the three and nine months ended September 30, 2020 and 2019, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands)

Non-Employee Compensation	$155	$131	$449	$402
Printing and Supplies	125	96	365	289
Postage	61	62	176	195
Telephone	108	157	408	459
Charitable Contributions	32	53	98	146
Dues and Subscriptions	36	34	153	132
Loan Expenses	149	133	420	345
Meals and Entertainment	—	23	74	124
Travel	13	50	87	147
Training	10	18	24	40
Bank Assessment	44	43	132	128
Insurance	59	55	173	168
Miscellaneous	127	129	418	489
Total Other Noninterest Expense	$919	$984	$2,977	$3,064
Note 12. Segment and Related Information
At September 30, 2020, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

September 30, 2020
Assets	$1,392,537	$4,408	$133,314	$(137,383)	$1,392,876
Liabilities	1,264,864	1,701	15	(7,003)	1,259,577
Stockholders' equity	127,673	2,707	133,299	(130,380)	133,299

December 31, 2019
Assets	$1,321,001	$4,076	$151,124	$(154,664)	$1,321,537
Liabilities	1,178,759	1,194	27	(9,540)	1,170,440
Stockholders' equity	142,242	2,882	151,097	(145,124)	151,097

Three Months Ended September 30, 2020
Interest and dividend income	$11,639	$1	$1,310	$(1,294)	$11,656
Interest expense	1,240	—	—	—	1,240
Net interest and dividend income	10,399	1	1,310	(1,294)	10,416
Provision for loan losses	1,200	—	—	—	1,200
Net interest and dividend income after provision for loan losses	9,199	1	1,310	(1,294)	9,216
Noninterest income	1,208	1,024	(59)	—	2,173
Noninterest expense	28,046	919	3	—	28,968
Undistributed net income (loss) of subsidiary	73	—	(18,694)	18,621	—
(Loss) income before income tax (benefit) expense	(17,566)	106	(17,446)	17,327	(17,579)
Income tax (benefit) expense	(166)	33	(51)	—	(184)
Net (loss) income	$(17,400)	$73	$(17,395)	$17,327	$(17,395)

Nine Months Ended September 30, 2020
Interest and dividend income	$35,664	$3	$2,634	$(2,589)	$35,712
Interest expense	4,442	—	—	—	4,442
Net interest income	31,222	3	2,634	(2,589)	31,270
Provision for loan losses	4,000	—	—	—	4,000
Net interest and dividend income after provision for loan losses	27,222	3	2,634	(2,589)	27,270
Noninterest income (loss)	3,760	3,426	(493)	—	6,693
Noninterest expense	44,227	2,806	9	—	47,042
Undistributed net (loss) income of subsidiary	433	—	(15,991)	15,558	—
(Loss) income before income tax expense (benefit)	(12,812)	623	(13,859)	12,969	(13,079)
Income tax expense (benefit)	590	190	(140)	—	640
Net (loss) income	$(13,402)	$433	$(13,719)	$12,969	$(13,719)

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

Three Months Ended September 30, 2019
Interest and dividend income	$13,083	$1	$1,318	$(1,304)	$13,098
Interest expense	2,002	—	—	—	2,002
Net interest and dividend income	11,081	1	1,318	(1,304)	11,096
Provision for loan losses	175	—	—	—	175
Net interest and dividend income after provision for loan losses	10,906	1	1,318	(1,304)	10,921
Noninterest income (loss)	1,018	984	(36)	—	1,966
Noninterest expense	7,401	853	3	—	8,257
Undistributed net income of subsidiary	90	—	2,463	(2,553)	—
Income before income tax expense (benefit)	4,613	132	3,742	(3,857)	4,630
Income tax expense (benefit)	846	42	(4)	—	884
Net income	$3,767	$90	$3,746	$(3,857)	$3,746

Nine Months Ended September 30, 2019
Interest and dividend income	$38,018	$2	$3,955	$(3,912)	$38,063
Interest expense	5,828	—	—	—	5,828
Net interest and dividend income	32,190	2	3,955	(3,912)	32,235
Provision for loan losses	550	—	—	—	550
Net interest and dividend income after provision for loan losses	31,640	2	3,955	(3,912)	31,685
Noninterest income	2,966	3,212	67	—	6,245
Noninterest expense	23,209	2,716	9	—	25,934
Undistributed net income of subsidiary	340	—	5,654	(5,994)	—
Income before income tax expense	11,737	498	9,667	(9,906)	11,996
Income tax expense	2,171	158	17	—	2,346
Net income	$9,566	$340	$9,650	$(9,906)	$9,650
Note 13. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Deemed to have an indefinite life and not subject to amortization, goodwill is instead tested for impairment at the reporting unit level at least annually on October 31 or more frequently if triggering events occur or impairment indicators exist. The Company operates two reporting units – Community Banking segment and Insurance Brokerage Services segment. The Company has assigned 100% of the goodwill to the Community Banking reporting unit.
In 2019, the Company adopted ASU 2017-04 whereby the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a step one impairment test is unnecessary. An entity also has the option to bypass the qualitative assessment for any reporting unit and proceed directly to the first step of impairment testing.
The COVID-19 pandemic that has impacted the U.S. and most of the world along with government response to curtail the spread of the virus beginning in March 2020 has significantly impacted our market area. These restrictions have resulted in significant adverse effects on macroeconomic conditions, and stock market valuations have decreased substantially for most companies in the banking sector, including our Company. In light of the adverse circumstances resulting from COVID-19, management determined it was necessary to evaluate goodwill for impairment.
Determining the fair value of a reporting unit under a quantitative goodwill impairment test is judgmental and involves the use of significant estimates and assumptions. The methodology used to assess impairment was a combination of the income approach

(i.e. discounted cash flow (“DCF”) method) and the market approach (i.e. Guideline Public Company ("GPC") method) to determine the fair value.
In the application of the income approach, the Company determined the fair value of the reporting unit using a DCF analysis. The income approach uses valuation techniques to convert future earnings or cash flows to present value to arrive at a value that is indicated by market expectations about future amounts. The income approach relies on Level 3 inputs along with a market-derived cost of capital when measuring fair value. Fair value is determined by converting anticipated benefits into a present single value. Once the benefit or benefits are selected, an appropriate discount or capitalization rate is applied to each benefit. These rates are calculated using the appropriate measure for the size and type of company, using financial models and market data as required. The discount rate was derived based on the modified capital asset pricing model. The discount rate applied is comprised of a risk-free rate of return, an equity risk premium, a size premium and a factor covering the systemic market risk and a company specific risk premium. The values for the factors applied are determined primarily using external sources of information. The discount rate was estimated at 13.3%. Using the discount rate derived from the above components, we subtracted an expected sustainable long-term growth estimate of 3.0% given expected growth in the geographic market and the overall long-term economy to arrive at a capitalization rate of 10.3%. The DCF model also used prospective financial information. For purposes of the impairment test, the Company’s financial plans for the remainder of 2020 through 2024 were updated for the projected impact of COVID-19 on the net revenue growth and asset utilization. Estimating future earnings and capital requirements involves judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments.
The market approach uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities. The fair value measure is based on the value that those transactions indicate. Under the market approach, we utilized Level 1 and 2 inputs when measuring fair value. In the application of the market approach, the GPC method of appraisal is based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing a closely held entity. A value multiple or ratio relates a stock’s market price to the reported accounting data such as revenue, earnings, and book value. These ratios provide an objective basis for measuring the market’s perception of a stock’s fair value. Value ratios generally reflect the trends in growth, performance and stability of the financial results of operations. In this way, the business and financial risks exhibited by an industry or group of companies can be viewed in relation to market values. Value ratios also reflect the market’s outlook for the economy as a whole. Guideline companies provide a reasonable basis for comparison to the relative investment characteristics of the company being valued. Utilizing publicly traded companies located in Pennsylvania and surrounding states with assets between $1.0 billion and $2.5 billion and return on assets greater than 0.5%, we analyzed the relationships between the guideline companies' asset size, profitability, asset quality and capital ratios and applied a control premium of 34% to the selected guideline company multiples. The control premium is management's estimate of how much a market participant would be willing to pay over the fair market value in consideration of synergies and other benefits that flow from control of the entity.
We also considered the GPC method using trading activity of publicly traded companies that are most similar to the Company. While the banking industry typically has a sufficient level of mergers and acquisitions activity to rely on this method under the market approach, there have only been seven transactions involving target institutions with assets greater than $1 billion announced since March 1, 2020 (post-COVID). Of these, only two have closed. Therefore, we were unable to rely on this method in our analysis.
We then placed equal consideration on the results of the income and market approaches to determine the concluded fair value of the reporting unit. The weighting is judgmental and is based on the perceived level of appropriateness of the valuation methodology. Estimating the fair value involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods and require management to further evaluate goodwill for impairment.
As a result of the goodwill impairment test and in connection with the preparation of the consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company concluded that goodwill was impaired. Accordingly, the Company recorded a goodwill impairment charge of $18.7 million for the three and nine months ended September 30, 2020 as our estimated fair value was less than our book value. This was a non-cash charge to earnings and had no impact on regulatory capital, cash flows or liquidity position. No goodwill impairment charge was recognized for the three and nine months ended September 30, 2019.

The following table presents the changes in the Company's carrying amount of goodwill for the period indicated.

Amount
(Dollars in thousands)

December 31, 2019	$28,425
Goodwill Impairment	(18,693)
September 30, 2020	$9,732
Intangible Assets
Intangible assets with definite lives are amortized over their respective estimated useful lives. The amortization expense represents the estimated decline in value of the underlying asset. The following table presents a summary of intangible assets subject to amortization at the dates indicated.

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(Dollars in thousands)

Core Deposit Intangible	$14,103	$(6,562)	$7,541	$14,103	$(5,108)	$8,995
Customer List	1,800	(410)	1,390	1,800	(268)	1,532
Total Intangible Assets	$15,903	$(6,972)	$8,931	$15,903	$(5,376)	$10,527
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Amount
(Dollars in thousands)

Remaining in 2020	$532
2021	2,128
2022	2,128
2023	2,128
2024	1,430
2025 and thereafter	585
Total Estimated Intangible Asset Amortization Expense	$8,931

Note 14. Stock Based Compensation
The following table presents stock option information for the periods indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2019	245,153	$24.36	6.5
Granted	15,000	18.60
Exercised	(20,106)	22.69
Forfeited	(19,776)	26.64
Outstanding at September 30, 2020	220,271	$23.92	6.1

Exercisable at September 30, 2020	139,548	$23.67	5.6

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested at September 30, 2020	80,723	$24.36	6.9

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Term in Years			6.5
Expected Volatility			25.8%
Expected Dividends			$0.96
Risk Free Rate of Return			0.28%
The following table presents restricted stock award information for the periods indicated

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested at December 31, 2019	48,030	$28.83	8.1
Granted	5,000	18.60
Vested	(600)	25.08
Forfeited	(3,300)	29.23
Nonvested at September 30, 2020	49,130	$27.81	7.6
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $114,000 and $78,000 for the three months ended September 30, 2020 and 2019, respectively and $370,000 and $232,000 for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020 and December 31, 2019, total unrecognized compensation expense was $195,000 and $363,000, respectively, related to stock options, and $1.1 million and $1.4 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at September 30, 2020 and December 31, 2019 exceeds the exercise price of the stock options. The intrinsic value of stock options was $7,200 and $1.4 million at September 30, 2020 and December 31, 2019, respectively.
At September 30, 2020 and December 31, 2019, respectively, there were 18,135 and 13,359 shares available under the Plan to be issued in connection with the exercise of stock options, and 58,424 and 60,124 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted.

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
The ability to predict the impact of the COVID-19 pandemic on the Company’s future operating results with any precision is difficult and depends on many factors beyond our control. The Company's market area was impacted by state-wide shelter-in-place orders and closing all but essential businesses. Certain government restrictions remaining in effect. The far-reaching consequences of these actions and the crisis is unknown and will largely depend on the extent and length of the recession combined with how quickly the economy can re-open. For example:
•While specific actions have been taken to protect employees through work-at-home arrangements and social distancing measures for those working in our offices, outbreak among employees could result in closure of branches or back office operations for quarantine purposes and result in the unavailability of key employees and disruption of services provided to customers.
•The lack of economic activity may curtail lending opportunities, especially from a commercial perspective, and impact our customers involved in vulnerable industries such as hospitality, retail, office space, senior housing, oil and gas, and restaurants.
•Forbearance activity and any additional forbearance that may be needed could impact cash flows and liquidity.

•Delinquencies, nonperforming loans, charge-offs and the related provision for loan losses, and foreclosures may significantly increase after forbearance period ends, if economic stimulus does not have the intended outcome, and/or if the economy does not fully re-open allowing people to return to work.
•A sustained economic downturn may result in a decrease in the Company’s value and result in potential material impairment to its intangible assets, and/or long-lived assets or additional impairment to goodwill.
•The Federal Reserve Board’s decision to drop the benchmark interest rate from a range of 1.5% to 1.75% to start the year to a range of 0% to 0.25% as part of a wide-ranging emergency action to protect the economy from the COVID-19 outbreak may result in an influx of loan refinances that could impact the Company’s net interest income.
•The lack of economic activity may negatively impact our noninterest income through less fee activity, such as from customer debit card swipes for purchases.
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
The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from 15 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, six offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. On September 30, 2020, the Bank completed the closure of the Monessen office in Westmoreland County, Pennsylvania and the Bethlehem office in Ohio County, West Virginia reducing the total number of branches to 22. The Bank also has two loan production offices in Fayette and Allegheny County, a corporate center in Washington County and an operations center in Greene County in Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc., the Bank’s wholly owned subsidiary that is a full-service, independent insurance agency located in the Washington County.
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2020, compared to the financial condition as of December 31, 2019 and the consolidated results of operations for the three and nine months ended September 30, 2020 compared to the three and nine month ended September 30, 2019.
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
Critical Accounting Estimates
Goodwill. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Deemed to have an indefinite life and not subject to amortization, goodwill is instead tested for impairment at the reporting unit level at least annually on October 31 or more frequently if triggering events occur or impairment indicators exist. The Company operates two reporting units – Community Banking segment and Insurance Brokerage Services segment. The Company has assigned 100% of the goodwill to the Community Banking reporting unit.

In 2019, the Company adopted ASU 2017-04 whereby the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a step one impairment test is unnecessary. An entity also has the option to bypass the qualitative assessment for any reporting unit and proceed directly to the first step of impairment testing.
The COVID-19 pandemic that has impacted the U.S. and most of the world along with government response to curtail the spread of the virus beginning in March 2020 has significantly impacted our market area. These restrictions have resulted in significant adverse effects on macroeconomic conditions, and stock market valuations have decreased substantially for most companies in the banking sector, including our Company. In light of the adverse circumstances resulting from COVID-19, management determined it was necessary to evaluate goodwill for impairment.
Determining the fair value of a reporting unit under a quantitative goodwill impairment test is judgmental and involves the use of significant estimates and assumptions. The methodology used to assess impairment was a combination of the income approach (i.e. discounted cash flow (“DCF”) method) and the market approach (i.e. Guideline Public Company ("GPC") method) to determine the fair value.
In the application of the income approach, the Company determined the fair value of the reporting unit using a DCF analysis. The income approach uses valuation techniques to convert future earnings or cash flows to present value to arrive at a value that is indicated by market expectations about future amounts. The income approach relies on Level 3 inputs along with a market-derived cost of capital when measuring fair value. Fair value is determined by converting anticipated benefits into a present single value. Once the benefit or benefits are selected, an appropriate discount or capitalization rate is applied to each benefit. These rates are calculated using the appropriate measure for the size and type of company, using financial models and market data as required. The discount rate was derived based on the modified capital asset pricing model. The discount rate applied is comprised of a risk-free rate of return, an equity risk premium, a size premium and a factor covering the systemic market risk and a company specific risk premium. The values for the factors applied are determined primarily using external sources of information. The discount rate was estimated at 13.3%. Using the discount rate derived from the above components, we subtracted an expected sustainable long-term growth estimate of 3.0% given expected growth in the geographic market and the overall long-term economy to arrive at a capitalization rate of 10.3%. The DCF model also used prospective financial information. For purposes of the impairment test, the Company’s financial plans for the remainder of 2020 through 2024 were updated for the projected impact of COVID-19 on the net revenue growth and asset utilization. Estimating future earnings and capital requirements involves judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments.
The market approach uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities. The fair value measure is based on the value that those transactions indicate. Under the market approach, we utilized Level 1 and 2 inputs when measuring fair value. In the application of the market approach, the GPC method of appraisal is based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing a closely held entity. A value multiple or ratio relates a stock’s market price to the reported accounting data such as revenue, earnings, and book value. These ratios provide an objective basis for measuring the market’s perception of a stock’s fair value. Value ratios generally reflect the trends in growth, performance and stability of the financial results of operations. In this way, the business and financial risks exhibited by an industry or group of companies can be viewed in relation to market values. Value ratios also reflect the market’s outlook for the economy as a whole. Guideline companies provide a reasonable basis for comparison to the relative investment characteristics of the company being valued. Utilizing publicly traded companies located in Pennsylvania and surrounding states with assets between $1.0 billion and $2.5 billion and return on assets greater than 0.5%, we analyzed the relationships between the guideline companies' asset size, profitability, asset quality and capital ratios and applied a control premium of 34% to the selected guideline company multiples. The control premium is management's estimate of how much a market participant would be willing to pay over the fair market value in consideration of synergies and other benefits that flow from control of the entity.
We also considered the GPC method using trading activity of publicly traded companies that are most similar to the Company. While the banking industry typically has a sufficient level of mergers and acquisitions activity to rely on this method under the market approach, there have only been seven transactions involving target institutions with assets greater than $1 billion announced since March 1, 2020 (post-COVID). Of these, only two have closed. Therefore, we were unable to rely on this method in our analysis.
We then placed equal consideration on the results of the income and market approaches to determine the concluded fair value of the reporting unit. The weighting is judgmental and is based on the perceived level of appropriateness of the valuation methodology. Estimating the fair value involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods and require management to further evaluate goodwill for impairment.
As a result of the goodwill impairment test, and in connection with the preparation of the consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company concluded that goodwill was impaired. Accordingly, the Company recorded a goodwill impairment charge of $18.7 million for the three and nine months ended September 30, 2020 as our estimated fair value was less than our book value. This was a non-cash charge to earnings and had no impact on regulatory capital, cash flows or liquidity position. No goodwill impairment charge was recognized for the three and nine months ended September 30, 2019.
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
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(Dollars in thousands)

Interest Income per Consolidated Statement of (Loss) Income (GAAP)	$11,656	$13,098	$35,712	$38,063
Adjustment to FTE Basis	53	56	165	203
Interest Income (FTE) (Non-GAAP)	11,709	13,154	35,877	38,266
Interest Expense per Consolidated Statement of (Loss) Income	1,240	2,002	4,442	5,828
Net Interest Income (FTE) (Non-GAAP)	$10,469	$11,152	$31,435	$32,438

Net Interest Rate Spread (GAAP)	3.03%	3.50%	3.15%	3.42%
Adjustment to FTE Basis	0.02	0.02	0.02	0.03
Net Interest Rate Spread (FTE) (Non-GAAP)	3.05	3.52	3.17	3.45

Net Interest Margin (GAAP)	3.19%	3.72%	3.34%	3.64%
Adjustment to FTE Basis	0.02	0.02	0.01	0.03
Net Interest Margin (FTE) (Non-GAAP)	3.21	3.74	3.35	3.67

Allowance for loan losses to total loans, excluding PPP loans, is a non-GAAP measure that serves as a useful measurement to evaluate the allowance for loan losses without the impact of SBA guaranteed loans.

	September 30, 2020	December 31, 2019
(Dollars in thousands)

Allowance for Loan Losses	$13,780	$9,867

Total Loans	1,050,885	$952,496
PPP Loans	(71,028)	—
Total Loans, Excluding PPP Loans (Non-GAAP)	$979,857	$952,496

Allowance for Loan Losses to Total Loans (GAAP)	1.31%	1.04%

Allowance for Loan Losses to Total Loans, Excluding PPP Loans (Non-GAAP)	1.41%	1.04%
Tangible book value per common share is a non-GAAP measure and is calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	September 30, 2020	December 31, 2019
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$133,299	$151,097
Goodwill and Other Intangible Assets, Net	(18,663)	(38,952)
Tangible Common Equity or Tangible Book Value (Non-GAAP)	$114,636	$112,145

Common Shares Outstanding	5,398,712	5,463,828

Book Value per Common Share (GAAP)	$24.69	$27.65

Tangible Book Value per Common Share (Non-GAAP)	$21.23	$20.52

Consolidated Statement of Financial Condition Analysis
Assets. Total assets increased $71.3 million, or 5.4%, to $1.39 billion at September 30, 2020, compared to $1.32 billion at December 31, 2019.
•Cash and due from banks increased $32.0 million, or 39.9%, to $112.2 million at September 30, 2020, compared to $80.2 million at December 31, 2019. This is primarily the result of investment security call and paydown activity.
•Investment securities classified as available-for-sale decreased $38.4 million, or 19.5%, to $159.0 million at September 30, 2020, compared to $197.4 million at December 31, 2019. This was primarily the result of $59.5 million of calls of U.S. government agency and municipal securities due to the market interest rate decreases that occurred in light of the COVID-19 pandemic and $31.7 million of paydowns on mortgage-backed securities. In addition, there was the purchase of $68.9 million of mortgage-backed and U.S. government agency securities partially offset by $17.9 million of mortgage-backed security sales to recognize gains on higher-interest securities that were paying down quicker than expected. In addition, there was a $1.8 million increase in the market value of the debt securities portfolio attributed to market interest rate decreases and $469,000 loss in market value in the marketable equity securities portfolio, which is primarily comprised of bank stocks.
•Total loans increased $98.4 million to $1.05 billion at September 30, 2020 and represented a 13.7% annualized growth. Year-to-date loan growth was primarily due to originating 638 PPP loans totaling $71.0 million, mainly in the second quarter, which included $2.2 million in net origination fees. Excluding the impact of PPP, organic loan growth was $27.4 million and represented an annualized growth rate of 3.8% as of September 30, 2020. Additional loan growth was experienced through net funding of $33.6 million in construction loans. Average loans for the three months ended September 30, 2020 increased $21.4 million compared to the three months ended June 30, 2020 and was primarily driven by the full quarter impact on average balances from PPP loans. In October 2020, the SBA began processing loan forgiveness. $1.7 million of origination fees are unearned as of September 30, 2020 and expected to be earned upon receipt of funds from the SBA for forgiveness.
•The allowance for loan losses was $13.8 million at September 30, 2020 compared to $9.9 million at December 31, 2019. This reflects a $4.0 million provision for loan loss due to an increase in impaired loans with specific reserves and net increase in qualitative factors related to economic and industry conditions to account for the adverse economic impact of COVID-19. As a result, the allowance for loan losses to total loans increased from 1.04% at December 31, 2019 to 1.31% at September 30, 2020. No allowance was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee. The allowance for loan losses to total loans, excluding PPP loans, was 1.41% at September 30, 2020.
Nonperforming loans increased to $15.0 million from $5.4 million at December 31, 2019 and, coupled with loan growth noted previously, resulted in the nonperforming loans to total loans ratio increase to 1.43% at September 30, 2020 compared to 0.57% at December 31, 2019. Nonaccrual loans increased primarily as a result of two hotels with a total principal balance of $7.9 million that were determined to be impaired due to insufficient cash flows and occupancy rates and one commercial and industrial relationship totaling $1.4 million downgraded to substandard.
•The Bank provided borrower support and relief through short-term loan forbearance options by primarily allowing: (a) deferral of three months of payments; or (b) for consumer loans not secured by a real estate mortgage, three months of interest-only payments that also extends the maturity date of the loan by three months. In certain circumstances, a second three-month deferral period was granted.
The following table provides details of loans in forbearance at the dates indicated.

	September 30, 2020			June 30, 2020
	Number of Loans	Amount	% of Portfolio	Number of Loans	Amount	% of Portfolio
(Dollars in thousands)
Real Estate:
Residential	11	1,242	0.4%	163	23,653	6.9%
Commercial	9	13,885	3.9%	111	105,117	30.0%
Construction	1	7,162	10.4%	6	15,518	26.6%
Commercial and Industrial	1	122	0.1%	76	15,697	10.5%
Consumer	12	295	0.3%	170	3,447	2.9%
Other	—	—	—%	1	2,504	11.2%
Total Loans in Forbearance	34	$22,706	2.2%	527	$165,936	15.9%
The commercial real estate loans remaining in deferral at September 30, 2020 include five hotel loans totaling $10.3 million, and the construction loan is a retail project. These six loans are scheduled to exit their deferral period in the fourth quarter. The following table sets forth details at September 30, 2020 of industries considered at higher risk to be negatively impacted by the COVID-19 pandemic:

	Industry				Forbearance
	Weighted Average Risk Rating (1)	Industry Amount	As a Percent of Total Risk Based Capital	As a Percent of Loan Class	Number of Loans	Weighted Average Risk Rating (1)	Forbearance Amount	As a Percent of Industry
(Dollars in thousands)

Commercial Real Estate - Owner Occupied:
Retail	3.6	$27,109	23.0%	7.7%	—	—	$—	—%

Commercial Real Estate - Nonowner Occupied:
Retail	3.7	56,185	47.6	15.9	—	—	—	—
Hotels	5.3	24,995	21.2	7.1	5	5.4	10,327	41.3

Construction - Commercial Real Estate:
Retail	4.0	7,992	6.8	11.6	1	4.0	7,162	89.6
Hotels	4.3	5,327	4.5	7.7	—	—	—	—

Total:
Retail	3.7	91,286	77.4		1	4.0	7,162
Hotels	5.1	30,322	25.7		5	5.4	10,327
(1) Loan risk rating of 1-4 is considered a pass-rated credit, 5 is special mention, 6 is substandard, 7 is doubtful and 8 is loss.

Liabilities. Total liabilities increased $89.1 million, or 7.6%, to $1.26 billion at September 30, 2020 compared to $1.17 billion at December 31, 2019.
•Deposits benefited from PPP loan origination and to a lesser extent government stimulus payments and increased $80.7 million, or 7.2%, to $1.20 billion as of September 30, 2020 compared to $1.12 billion at December 31, 2019.Noninterest bearing demand deposits and savings accounts increased $68.1 million and $15.8 million, respectively, partially offset by a decrease of $23.5 million in time deposits.
The impact of the PPP loans that were originated and the proceeds of which were subsequently deposited at the Bank was approximately $54.8 million. Annualized deposit growth rate was 9.6% including PPP loan deposits and 3.1% without PPP loan deposits, representing organic deposit growth.
•Short-term borrowings increased $11.5 million, or 37.6%, to $42.1 million at September 30, 2020, compared to $30.6 million at December 31, 2019. At September 30, 2020 and December 31, 2019, short-term borrowings were comprised entirely of securities sold under agreements to repurchase. The increase is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase.
•Other borrowed funds decreased $3.0 million due to a FHLB borrowing that matured in the current period.
Stockholders’ Equity. Stockholders’ equity decreased $17.8 million, or 11.8%, to $133.3 million at September 30, 2020, compared to $151.1 million at December 31, 2019.
•Net loss was $13.7 million for the nine months ended September 30, 2020.
•Accumulated other comprehensive income increased $1.4 million primarily due to market interest rate conditions in the current period on the Bank’s available-for-sale debt securities.
•The Company paid $3.9 million in dividends to common stockholders in the current year.
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
•Book value per share was $24.69 at September 30, 2020 compared to $27.65 at December 31, 2019, a decrease of $2.96 primarily due to goodwill impairment. Tangible book value per share increased $0.71, or 3.5%, to $21.23 compared to $20.52 at December 31, 2019.

Consolidated Results of Operations
Quarterly and year-to-date results were impacted by the following:
•The Company conducted a goodwill impairment analysis during the most recent quarter. The Company had goodwill of $28.4 million at December 31, 2019, which was primarily related to past bank mergers and is 100% attributable to the community banking segment. Due to the macroeconomic impacts of the pandemic and the overall industry-wide decline in value of stocks and earnings expectations in the banking sector, including the Company's stock, the Company determined its goodwill was no longer supported by its estimate of the Company’s fair value. Therefore, $18.7 million of goodwill was deemed impaired and written off for the three and nine months ended September 30, 2020, reducing goodwill to $9.7 million at September 30, 2020. This non-cash expense was deemed non-core and has no impact on tangible equity, cash flows, liquidity or regulatory capital.
•The Company incurred a non-cash impairment of fixed assets of $884,000 as a result of the previously announced Monessen branch closure. Given the change in business purpose of the bank owned location, an appraisal was obtained to determine the property value and, as a result, the property was written down to fair value. The impairment charge primarily relates to write off of the unamortized purchase accounting adjustment associated with the branch, which was the former headquarters of FedFirst Financial Corporation acquired through merger in 2014. In addition, there was a one-time $84,000 early lease termination payment from the Bethlehem branch closure. The Company expects accretive annual earnings of approximately $678,000 from the branch consolidations.
Consolidated Results of Operations for the Three Months Ended September 30, 2020 and 2019
Overview. Net loss was $17.4 million for the three months ended September 30, 2020, a decrease of $21.1 million compared to net income of $3.7 million for the three months ended September 30, 2019. Excluding the impact of goodwill impairment and impairment of fixed assets in the current period, net income decreased $1.9 million, or 50.8%, to $1.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Net Interest Income.
Net interest income decreased $680,000, or 6.1%, to $10.4 million for the three months ended September 30, 2020 compared to $11.1 million for the three months ended September 30, 2019.
•Interest and dividend income decreased $1.4 million, or 11.0%, to $11.7 million for the three months ended September 30, 2020 compared to $13.1 million the three months ended September 30, 2019.
◦Interest income on loans decreased $275,000, or 2.5%, $10.7 million for the three months ended September 30, 2020 compared to $11.0 million for the three months ended September 30, 2019. Although average loans increased $115.4 million compared to the three months ended September 30, 2019, the average yield decreased 62 basis points (“bps”) to 4.13%. The current quarter loan yield compared to the quarter ended September 30, 2019 was impacted by the declines in interest rate indices in the first quarter of 2020 at the onset of the COVID-19 pandemic and the full quarter impact of Paycheck Protection Program (“PPP”) loans, which decreased loan yield approximately 11 bps. Approximately $274,000 of net loan origination fees were recognized in the current quarter. In addition, the Bank continued to accrue and recognize interest income on loans in forbearance due to expectation that borrowers will resume payment at the end of forbearance and collectibility of the interest income is not in question. However, two hotel loans were placed on nonaccrual in the current quarter which resulted in reversal of $231,000 of previously accrued interest income while the loans were in deferral.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $127,000 for the three months ended September 30, 2020 compared to $65,000 for the three months ended September 30, 2019, or 5 bps in the current period compared to 3 bps in the prior period.
◦Interest income on taxable investment securities decreased $805,000, or 51.7%, to $753,000 for the three months ended September 30, 2020 compared to $1.6 million for the three months ended September 30, 2019 driven by a $76.1 million decrease in average investment security balance and 69 bps decrease in average yield. The Federal Reserve’s decision to drop the benchmark interest rate resulted in the call of $59.5 million in U.S. government agency and municipal securities in the current year. In addition, there were $31.7 million of paydowns on mortgage-backed securities in the current year. The funds were partially maintained in cash or reinvested in lower rate securities.
◦Other interest and dividend income, which primarily consists of interest-bearing cash, decreased $309,000, or 76.3% to $96,000 for the three months ended September 30, 2020 compared to $405,000 for the three months ended September 30, 2019. Average other interest-earning assets increased $81.3 million compared to the three months ended September 30, 2020 primarily from buildup of cash as a result of calls of U.S. government agency and municipal securities and government stimulus payments, but average yield declined 353 bps due to interest rate cuts on interest-earning cash deposits held at other financial institutions.
•Interest expense decreased $762,000, or 38.1%, to $1.2 million for the three months ended September 30, 2020 compared to $2.0 million for the three months ended September 30, 2019.
◦Interest expense on deposits decreased $714,000, or 38.3%, to $1.2 million for the three months ended September 30, 2020 compared $1.9 million for the three months ended September 30, 2019. While average interest-earning deposits increased $13.6 million, interest rate declines for all products driven by pandemic-related interest rate cuts and efforts to control pricing resulted in a 34 bp decrease in average cost compared to the three months ended September 30, 2019.
◦Interest expense on other borrowed funds decreased $29,000, or 31.9%, to $62,000 for the three months ended September 30, 2020 primarily due to FHLB long-term borrowings that matured and were paid off throughout the last year that resulted in a $6.0 million decrease in average balance.

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

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost (4)	Average Balance	Interest and Dividends	Yield/ Cost (4)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net	$1,035,426	$10,744	4.13%	$920,029	$11,015	4.75%
Debt Securities
Taxable	123,332	753	2.44	199,388	1,558	3.13
Tax Exempt	13,054	97	2.97	19,906	156	3.13
Marketable Equity Securities	2,580	19	2.95	2,538	20	3.15
Other Interest-Earning Assets	123,171	96	0.31	41,863	405	3.84
Total Interest-Earning Assets	1,297,563	11,709	3.59	1,183,724	13,154	4.41
Noninterest-Earning Assets	115,567			135,172
Total Assets	$1,413,130			$1,318,896

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$245,977	99	0.16%	$226,887	303	0.53%
Savings	230,567	32	0.06	216,923	118	0.22
Money Market	185,644	140	0.30	178,485	241	0.54
Time Deposits	198,184	879	1.76	224,483	1,202	2.12
Total Interest-Bearing Deposits	860,372	1,150	0.53	846,778	1,864	0.87
Borrowings	53,512	90	0.67	45,066	138	1.21
Total Interest-Bearing Liabilities	913,884	1,240	0.54	891,844	2,002	0.89
Noninterest-Bearing Demand Deposits	337,441			269,931
Other Liabilities	8,477			9,949
Total Liabilities	1,259,802			1,171,724

Stockholders' Equity	153,328			147,172
Total Liabilities and Stockholders' Equity	$1,413,130			$1,318,896

Net Interest Income (FTE) (Non-GAAP) (5)		$10,469			$11,152
Net Interest Rate Spread (FTE) (Non-GAAP) (1)(5)			3.05%			3.52%
Net Interest-Earning Assets (2)	$383,679			$291,880
Net Interest Margin (FTE) (Non-GAAP) (3)(5)(			3.21			3.74
Return on Average Assets			(4.90)			1.13
Return on Average Equity (4)			(45.13)			10.10
Average Equity to Average Assets			10.85			11.16
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			141.98			132.73
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
(5)See section entitled "Explanation of Use of Non-GAAP Financial Measures" appearing earlier in this quarterly report.

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

	Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$1,255	$(1,526)	$(271)
Debt Securities:
Taxable	(509)	(296)	(805)
Exempt From Federal Tax	(51)	(8)	(59)
Marketable Equity Securities	—	(1)	(1)
Other Interest-Earning Assets	293	(602)	(309)
Total Interest-Earning Assets	988	(2,433)	(1,445)

Interest Expense:
Deposits	22	(736)	(714)
Borrowings	21	(69)	(48)
Total Interest-Bearing Liabilities	43	(805)	(762)
Change in Net Interest Income	$945	$(1,628)	$(683)
Provision for Loan Losses. The provision for loan losses was $1.2 million for the three months ended September 30, 2020 compared to $300,000 for the three months ended June 30, 2020 and $175,000 for the three months ended September 30, 2019. The Company has an exposure of hotel loans that have been greatly impacted by the COVID-19 pandemic and were evaluated for impairment in the current quarter. Two hotels with a total principal balance of $7.9 million were determined to be impaired due to insufficient cash flows and occupancy rates and was a driving factor in a $2.3 million increase in specific reserves and current quarter provision. This was partially offset by a reduction in the qualitative factors related to economic trends and industry conditions due to improving macroeconomic conditions as the economy continues to reopen from the second quarter pandemic-related shutdown. In addition, $16.1 million of hotel loans excluded from homogenous loan pools were evaluated for impairment and determined to not require specific reserves.
Net charge-offs for the three months ended September 30, 2020 were $68,000, or 0.03% net charge-offs to average loans on an annualized basis. Net charge-offs were $116,000, or 0.05% to average loans on an annualized basis, for the three months ended September 30, 2019 driven by higher automobile loan charge-offs.
Noninterest Income. Noninterest income increased $207,000, or 10.5%, to $2.2 million for the three months ended September 30, 2020, compared to $2.0 million for the three months ended September 30, 2019.
•Service fees decreased $85,000 to $554,000 for the three months ended September 30, 2020, compared to $639,000 for the three months ended September 30, 2019 due to decrease in overdraft fees and customer usage from the pandemic.
•Insurance commissions increased $94,000 to $1.1 million for the three months ended September 30, 2020 compared to $985,000 for the three months ended September 30, 2019. Insurance commissions decreased $34,000 in the current quarter.
•Net gain on sale of loans was $435,000 in the current period with robust mortgage loan production from refinances in the current quarter compared to $48,000 for the three months ended September 30, 2019.
•The Company recorded a $65,000 net loss on disposal of fixed assets in the current quarter primarily related to the sale of the former Exchange Underwriters headquarters.

•Other (loss) income included a $71,000 increase in amortization on mortgage servicing rights in the current quarter due to increased prepayment speeds on the serviced mortgage portfolio.
Noninterest Expense. Noninterest expense increased $20.7 million, or 250.8%, to $29.0 million for the three months ended September 30, 2020 compared to $8.3 million for the three months ended September 30, 2019. This was primarily impacted by goodwill impairment of $18.7 million and writedown on fixed assets of $884,000 as previously noted. Excluding the impact of these non-cash charges, noninterest expense increased $1.1 million, or 13.7%, to $9.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
•Salaries and employee benefits increased $496,000 to $5.1 million for the three months ended September 30, 2020 compared to $4.6 million for the three months ended September 30, 2019. The increase was primarily due to merit and promotional increases and $113,000 of one-time payments related to the transition and retention of a permanent CEO.
•Occupancy expense increased $162,000 to $759,000 for the three months ended September 30, 2020 compared to $597,000 for the three months ended September 30, 2019. The increase was primarily related to a one-time $84,000 early lease termination payment from the Bethlehem branch closure and increase in property management costs.
•Contracted services increased $219,000 to $531,000 for the three months ended September 30, 2020 compared to $312,000 for the three months ended September 30, 2019 primarily due to temporary employees hired to assist with loan processing and consultants used to assist in infrastructure improvements.
•Data processing increased $112,000 to $482,000 for the three months ended September 30, 2020 compared to $370,000 for the three months ended September 30, 2019 primarily due to technology investments.
•Federal Deposit Insurance Corporation (“FDIC”) assessment expense increased $167,000 to $172,000 for the three months ended September 30, 2020 compared to $5,000 for the three months ended September 30, 2019 due to deposit insurance fund credits approved for banks with less than $10 billion in assets in the prior period.
•Legal fees and professional fees increased $44,000 to $161,000 for the three months ended September 30, 2020 compared to $117,000 for the three months ended September 30, 2019 due to fees associated with the retention of a permanent CEO in the current period.
•Advertising decreased $60,000 to $148,000 for the three months ended September 30, 2020 compared to $208,000 for the three months ended September 30, 2019 due to reduced marketing initiatives during the pandemic.
•Other noninterest expense decreased $65,000 to $919,000 for the three months ended September 30, 2020 compared to $984,000 for the three months ended September 30, 2019 primarily due to decreases in travel-related, meals and telephone costs from employee work-at home arrangements during the pandemic.
Income Tax Expense. Income tax benefit was $184,000 for the three months ended September 30, 2020 a decrease of $1.1 million compared to income tax expense of $884,000 for the three months ended September 30, 2019. While the goodwill impairment charge was non-tax deductible, income tax benefit for the three months ended September 30, 2020 was impacted by a $338,000 benefit related to the reversal of a deferred tax liability associated with goodwill. Due to goodwill being partially impaired, a proportional amount of the deferred tax liability was reversed.
Results of Operations for the Nine Months Ended September 30, 2020 and 2019
Overview. Net loss was $13.7 million for the nine months ended September 30, 2020, a decrease of $23.4 million compared to net income of $9.7 million for the nine months ended September 30, 2019. Excluding the impact of goodwill impairment and impairment of fixed assets in the current period, net income decreased $4.1 million, or 42.8%, to $5.5 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Net Interest Income. Net interest income decreased $965,000, or 3.0% to $31.3 million for the nine months ended September 30, 2020 compared to $32.2 million for the nine months ended September 30, 2019.
•Interest and dividend income decreased $2.4 million, or 6.2%, to $35.7 million for the nine months ended September 30, 2020 compared to $38.1 million for the nine months ended September 30, 2019.
◦Although average loans increased $92.0 million, primarily driven by PPP and mortgage loans, the loan yield for the nine months ended September 30, 2020 decreased 45 bps compared to the nine months ended September 30, 2019. The current period loan yield was significantly impacted by the 150 bp decline in the Wall Street Journal Prime Rate in March 2020, which resulted in immediate decrease in interest rates on adjustable rate loans linked to that index. In addition, PPP loans decreased the loan yield approximately 7 bps in the current year. Approximately $465,000 of net loan origination fees were recognized in the current period.

◦The impact of the accretion of the credit mark on acquired loan portfolios was $293,000 for the nine months ended September 30, 2020 compared to $203,000 for the nine months ended September 30, 2019, or 4 bps in the current period compared to 3 bps in the prior period.
◦Interest income on taxable investment securities decreased $1.4 million, or 33.0%, to $2.9 million for the nine months ended September 30, 2020 compared to $4.3 million for the nine months ended September 30, 2019 driven by a $60.0 million decrease in average investment securities primarily from significant calls of U.S. government agency securities and paydowns on mortgage-backed securities in a declining interest rate environment, which were replaced with lower-yielding securities. Current period yield benefited from approximately $231,000 in discount accretion from U.S. government agency calls.
◦Interest from other interest-earning assets, which primarily consists of interest-earning cash, decreased $679,000, or 61.9% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 even though average balances increased $48.0 million primarily related to funds received from investment security activity. The impact on interest income was primarily due to declines on interest rates earned on deposits at other financial institutions, which resulted in a 253 bp decrease in yield.
•Interest expense decreased $1.4 million, or 23.8%, to $4.4 million for the nine months ended September 30, 2020 compared to $5.8 million for the nine months ended September 30, 2019.
◦Interest expense on deposits decreased $1.3 million, or 23.5%, to $4.1 million for the nine months ended September 30, 2020 compared to $5.4 million for the nine months ended September 30, 2019. While average interest-bearing deposits increased $15.2 million, interest rate declines for all products driven by pandemic-related interest rate cuts and efforts to control pricing resulted in a 21 bp decrease in average cost compared to the nine months ended September 30, 2019.
◦Interest expense on other borrowed funds decreased $84,000, 30.2%, to $194,000 for the nine months ended September 30, 2020 compared to $278,000 for the nine months ended September 30, 2019 primarily due to FHLB long-term borrowings that matured and were paid off throughout the last year that resulted in a $6.0 million decrease in average balance.

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

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost (4)	Average Balance	Interest and Dividends	Yield/ Cost (4)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net	$1,000,157	$32,152	4.29%	$908,198	$32,189	4.74%
Debt Securities
Taxable	139,691	2,894	2.76	199,689	4,317	2.88
Tax Exempt	14,660	354	3.22	25,343	603	3.17
Marketable Equity Securities	2,575	59	3.06	2,524	60	3.17
Other Interest-Earning Assets	95,040	418	0.59	47,004	1,097	3.12
Total Interest-Earning Assets	1,252,123	35,877	3.83	1,182,758	38,266	4.33
Noninterest-Earning Assets	114,271			120,291
Total Assets	$1,366,394			$1,303,049

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$236,293	506	0.29%	$218,812	872	0.53%
Savings	225,473	156	0.09	215,835	413	0.26
Money Market	183,103	576	0.42	180,494	778	0.58
Time Deposits	206,463	2,898	1.87	220,993	3,344	2.02
Total Interest-Bearing Deposits	851,332	4,136	0.65	836,134	5,407	0.86
Borrowings	47,514	306	0.86	47,887	421	1.18
Total Interest-Bearing Liabilities	898,846	4,442	0.66	884,021	5,828	0.88
Noninterest-Bearing Demand Deposits	305,677			266,105
Other Liabilities	9,025			9,601
Total Liabilities	1,213,548			1,159,727

Stockholders' Equity	152,846			143,322
Total Liabilities and Stockholders' Equity	$1,366,394			$1,303,049

Net Interest Income (FTE) (Non-GAAP) (5)		$31,435			$32,438
Net Interest Rate Spread (FTE) (Non-GAAP) (1)(5)(			3.17%			3.45%
Net Interest-Earning Assets (2)	$353,277			$298,737
Net Interest Margin (FTE) (Non-GAAP) (3)(5)			3.35			3.67
Return on Average Assets			(1.34)			0.99
Return on Average Equity			(11.99)			9.00
Average Equity to Average Assets			11.19			11.00
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			139.30			133.79
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
(4)Annualized based on nine months ended results.
(5)See section entitled "Explanation of Use of Non-GAAP Financial Measures" appearing earlier in this quarterly report.

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

	Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$3,173	$(3,210)	$(37)
Debt Securities:
Taxable	(1,250)	(173)	(1,423)
Exempt From Federal Tax	(259)	10	(249)
Marketable Equity Securities	1	(2)	(1)
Other Interest-Earning Assets	614	(1,293)	(679)
Total Interest-Earning Assets	2,279	(4,668)	(2,389)

Interest Expense:
Deposits	66	(1,337)	(1,271)
Borrowings	(1)	(114)	(115)
Total Interest-Bearing Liabilities	65	(1,451)	(1,386)
Change in Net Interest Income	$2,214	$(3,217)	$(1,003)
Provision for Loan Losses. The provision for loan losses was $4.0 million for the nine months ended September 30, 2020, compared to $550,000 for the nine months ended September 30, 2019. The pandemic resulted in a dramatic increase in unemployment and recessionary economic conditions in the current year. Based on evaluation of the macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis were increased at the onset of the pandemic, primarily related to economic trends and industry conditions, because of vulnerable industries such as hospitality, oil and gas, retail and restaurants and resulted in a $2.1 million provision in the first quarter. Macroeconomic conditions have improved as the economy continues to reopen from the second quarter pandemic-related shutdown and the qualitative factors have been further adjusted. However, as noted in the quarterly results, the Company has an exposure of hotel loans that have been greatly impacted by the COVID-19 pandemic and were evaluated for impairment in the current quarter. Two hotels with a total principal balance of $7.9 million were determined to be impaired due to insufficient cash flows and occupancy rates and was a driving factor in a $2.3 million increase in specific reserves in the third quarter. $16.1 million of hotel loans excluded from homogenous loan pools were evaluated for impairment and determined to not require specific reserves.
Net charge-offs were $87,000, or 0.01% net charge-offs to average loans on an annualized basis, for the nine months ended September 30, 2020. Net charge-offs were $358,000, or 0.05% net charge-offs to average loans on an annualized basis, for the nine months ended September 30, 2019. The increase in the prior year was driven by higher automobile loan charge-offs.
Noninterest Income. Noninterest income increased $448,000, or 7.2%, to $6.7 million for the nine months ended September 30, 2020, compared to $6.2 million million for the nine months ended September 30, 2019.
•Service fees decreased $203,000 to $1.6 million for the nine months ended September 30, 2020, compared to $1.8 million for the nine months ended September 30, 2019 due to decrease in overdraft fees and customer usage from the pandemic.
•Insurance commissions increased $256,000, or 8.0%, to $3.5 million for the nine months ended September 30, 2020, compared to $3.2 million for the nine months ended September 30, 2019 due to an increase in both commercial and personal line polices.

•Net gain on sales of loans was $1.0 million for the nine months ended September 30, 2020 compared to $190,000 for the nine months ended September 30, 2019 primarily due to increased mortgage loan production from refinances, which were sold to reduce interest rate risk on lower yielding, long-term assets.
•Net gain on sales of investment securities was $489,000 for the nine months ended September 30, 2020 to harvest gains on higher-interest mortgage-backed securities that were paying down quicker than expected compared to a net loss of $50,000 for nine months ended September 30, 2019.
•The Company’s marketable equity securities, which are primarily comprised of bank stocks, reflected a decline in value of $469,000 for the current period primarily from the impact of COVID-19 on the banking industry.
•The Company recorded a $48,000 net loss on disposal of fixed assets in the current year primarily related to the sale of the former Exchange Underwriters headquarters.
•There was a $443,000 decrease in other (loss) income as a result of an increase in amortization on mortgage servicing rights combined with a $269,000 temporary impairment on mortgage servicing rights recognized in the current period due to a decline in the interest rate environment that caused increased prepayment speeds and resulted in a decrease in fair value of the serviced mortgage portfolio.
Noninterest Expense. Noninterest expense increased $21.1 million, or 81.4%, to $47.0 million for the nine months ended September 30, 2020 compared to $25.9 million for the nine months ended September 30, 2019. This was primarily impacted by goodwill impairment of $18.7 million and writedown on fixed assets of $884,000 as previously noted. Excluding the impact of these non-cash charges, noninterest expense increased $1.5 million, or 5.9%, to $27.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
•Salaries and employee benefits increased $410,000 for the nine months ended September 30, 2020 compared to $14.3 million for the nine months ended September 30, 2019. The increase is related to the Community Bank Cares 10% premium pay during the pandemic. Additionally, the Company recognized approximately $388,000 of one-time payments related to the transition and retention of a permanent CEO for the nine months ended September 30, 2020 and restricted stock expense increased $91,000 in the current period related to grants in December 2019. This was partially offset by a $407,000 one-time payment that reduced employee benefits from health insurance claims exceeding our stop-loss limit for the 2019 plan year and change from a self-funded to a fully insured plan. Final calculation of the stop loss payment was completed 90 days after the end of the plan year. Also the Company benefited from deferred employee-related loan origination costs associated with PPP loans.
•Occupancy expense increased $172,000 to $2.2 million for the nine months ended September 30, 2020 compared to $2.0 million for the nine months ended September 30, 2019. The increase was primarily related to a one-time $84,000 early lease termination payment from the Bethlehem branch closure and increase in property management costs.
•Equipment expense decreased $146,000 to $701,000 for the nine months ended September 30, 2020 compared to $847,000 for the nine months ended September 30, 2019 as the result of decrease in depreciation and repairs and maintenance.
•Data processing increased $209,000 to $1.4 million for the nine months ended September 30, 2020 compared to $1.2 million for the nine months ended September 30, 2019 primarily due to technology investments.
•Contracted services increased $526,000 to $1.5 million for the nine months ended September 30, 2020 compared to $945,000 for the nine months ended September 30, 2019, primarily due to temporary employees hired to assist with PPP loan processing and consultants used to assist in infrastructure improvements. Total consulting fees in the current period associated with the search for a permanent CEO were $177,000.
•FDIC assessment expense increased $125,000 to $493,000 for the nine months ended September 30, 2020 compared to $368,000 for the nine months ended September 30, 2019 due to deposit insurance fund credits approved for banks with less than $10 billion in assets in the prior period.
•Legal fees and professional fees increased $109,000 to $567,000 for the nine months ended September 30, 2020 compared to $458,000 for the nine months ended September 30, 2019 due to fees associated with the transition and retention of a permanent CEO.
Income Tax Expense. Income tax expense decreased $1.7 million to $640,000 for the nine months ended September 30, 2020 compared to $2.3 million for the nine months ended September 30, 2019. While the goodwill impairment charge was non-tax deductible, income tax expense for the nine months ended September 30, 2020 was impacted by a $338,000 benefit related to the reversal of a deferred tax liability associated with goodwill. Due to goodwill being partially impaired, a proportional amount of the deferred tax liability was reversed.

Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 9 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of September 30, 2020 and December 31, 2019.
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
The ability to predict the impact of the COVID-19 pandemic on the Company’s liquidity with any precision is difficult and depends on many factors beyond our control. The market area was one of the first to implement state-wide shelter-in-place orders and closing all but essential businesses and certain government restriction remain in effect. The far-reaching consequences of these actions and the crisis is unknown and will largely depend on the extent and length of the recession combined with how quickly the economy can fully re-open. As of September 30, 2020, 86% of loans that were in deferral at June 30, 2020 have returned to their regular payment schedule, but any additional forbearance that may be needed could significantly impact our sources of funds from loan cash flows.
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at September 30, 2020 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $112.2 million at September 30, 2020. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $26.6 million at September 30, 2020. In addition, at September 30, 2020, the Company had the ability to borrow up to $430.7 million from the FHLB of Pittsburgh, of which $416.9 million is available. The Company also has the ability to borrow up to $95.7 million million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of both September 30, 2020 and December 31, 2019.
At September 30, 2020, $86.6 million, or 44.1% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Company believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At September 30, 2020, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $4.7 million. While the Company is not currently planning to reduce or suspend quarterly dividends, if the Company incurs or is expected to incur significant reduction in earnings as a result of the COVID-19 pandemic, it may need to suspend or reduce the level of quarterly dividends. In addition, primarily due to the COVID-19 pandemic and the expected impacts on the economy, on March 19, 2020, the Company announced that its stock repurchase program was suspended until further notice to preserve excess capital in support of the Bank’s business of providing financial services to its customers and communities. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At September 30, 2020 and December 31, 2019, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. At September 30, 2020, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent risk weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	September 30, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$106,494	11.62%	$101,703	11.43%
For Capital Adequacy Purposes	41,234	4.50	40,050	4.50
To Be Well Capitalized	59,560	6.50	57,851	6.50

Tier 1 Capital (to risk weighted assets)
Actual	106,494	11.62	101,703	11.43
For Capital Adequacy Purposes	54,978	6.00	53,401	6.00
To Be Well Capitalized	73,304	8.00	71,201	8.00

Total Capital (to risk weighted assets)
Actual	117,976	12.88	111,570	12.54
For Capital Adequacy Purposes	73,304	8.00	71,201	8.00
To Be Well Capitalized	91,631	10.00	89,001	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	106,494	7.63	101,703	7.85
For Capital Adequacy Purposes	55,830	4.00	51,838	4.00
To Be Well Capitalized	69,787	5.00	64,798	5.00
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
The table below sets forth, as of September 30, 2020, the estimated changes in EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	(Dollars in thousands)
	Economic Value of Equity			EVE as a Percent of Portfolio Value of Assets			Earnings at Risk
Change in Interest Rates in Basis Points ("bp")	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change		Dollar Amount	Dollar Change	Percent Change
+300 bp	$143,389	$7,252	5.3%	11.07%	132	bp	$45,995	$9,177	24.9%
+200 bp	143,822	7,685	5.6	10.82	107		43,504	6,686	18.2%
+100 bp	142,697	6,560	4.8	10.45	70		40,052	3,234	8.8%
Flat	136,137	—	—	9.75	—		36,818	—	—%
-100 bp	140,703	4,566	3.4	9.97	22		34,449	(2,369)	(6.4)%
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which could materially affect our business, financial condition or future results. The risks described in such Annual Report on Form 10-K and Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not purchase any of its common stock during the three months ended September 30, 2020.
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
101.0
The following materials for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statement of Financial Condition, (ii) Consolidated Statement of (Loss) Income, (iii) Consolidated Statement of Comprehensive (Loss) Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to the Unaudited Consolidated Financial Statements

104.0	Cover Page Interactive Data File (Embedded within Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	November 9, 2020	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	November 9, 2020	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)