Form 10-K
period 2020-12-31
CB Financial Services, Inc.
filed 2021-03-17
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2020, as reported by the Nasdaq Global Market, was approximately $108.5 million.
As of March 17, 2021, the number of shares outstanding of the Registrant’s Common Stock was 5,434,374.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2021 Annual Meeting of Stockholders of the Registrant (Part III)

PART I
ITEM 1.    Business
Forward-Looking Statements
This Annual Report on Form 10-K (“Report”) contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:
•statements of our goals, intentions and expectations;
•statements regarding our business plans, prospects, growth and operating strategies;
•statements regarding the asset quality of our loan and investment portfolios; and
•estimates of our risks and future costs and benefits.
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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•our ability to manage our operations under the current economic conditions nationally and in our market area, including the scope and duration of economic contraction as a result of the COVID-19 pandemic ("COVID-19") and its effects on the Company’s business and that of the Company’s customers;
•adverse changes in the financial industry, securities, credit, and national and local real estate markets (including real estate values);
•changes in consumer spending, borrowing and savings habits;
•changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
•declines in the yield on our interest-earning assets resulting from the current low interest rate environment;
•significant increases in our loan losses, including our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
•credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
•loan delinquencies and changes in the underlying cash flows of our borrowers;
•our success in increasing our commercial real estate and commercial business lending;
•our ability to maintain/improve our asset quality even as we increase our commercial real estate and commercial business lending;
•risks related to a high concentration of loans secured by real estate located in our market area;
•fluctuations in the demand for loans;
•competitive products and pricing among depository and other financial institutions;
•our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to successfully integrate the operations of businesses we have acquired;
•our ability to attract and maintain deposits and our success in introducing new financial products;
•changes in our compensation and benefit plans, and our ability to attract and retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;
•our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
•technological changes that may be more difficult or expensive than expected;
•the failure or security breaches of computer systems on which we depend;

•the ability of preventing or detecting cybersecurity attacks on customer credentials, developing multiple layers of security controls that defend against malicious use of customer internet-based products and services of Community Bank, and our business continuity plan to recover from a malware or other cybersecurity attack;
•the ability of key third-party service providers to perform their obligations to us; and
•changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, and the resources we have available to address such changes;
•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•exploration and drilling of natural gas reserves in our market area may be affected by federal, state and local laws and regulations affecting production, permitting, environmental protection and other matters, which could materially and adversely affect our customers, loan and deposit volume, and asset quality;
•our customers who depend on the exploration and drilling of natural gas reserves may be materially and adversely affected by decreases in the market prices for natural gas;
•other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Report.
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
The ability to predict the impact of the COVID-19 pandemic on the Company’s future operating results with any precision is difficult and depends on many factors beyond our control. The Company's market area was impacted in 2020 by state-wide shelter-in-place orders and closing all but essential businesses. Certain government restrictions remain in effect. The far-reaching consequences of these actions and the crisis is unknown and will largely depend on the extent and length of the recession combined with how quickly the economy can re-open. For example:
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
•The Federal Reserve Board’s decision in March 2020 to drop the benchmark interest rate from a range of 1.5% to 1.75% to a range of 0% to 0.25% as part of a wide-ranging emergency action to protect the economy from the COVID-19 outbreak may result in an influx of loan refinances that could impact the Company’s net interest income and cause margin compression.
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
CB Financial Services, Inc.
CB Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is a bank holding company headquartered in Carmichaels, Pennsylvania. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CBFV.” The Company conducts its operations primarily through its wholly owned subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. At December 31, 2020, the Company, on a consolidated basis, had total assets of $1.42 billion, total liabilities of $1.28 billion and stockholders’ equity of $134.5 million.
Copies of the Company's reports, proxy and information statements, and other information filed electronically with the Securities and Exchange Commission (the “SEC”) are available free of charge through the SEC’s website address at https://www.sec.gov and through the Bank’s website address at https://www.communitybank.tv.
Community Bank
Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from 15 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania; six offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia; and one office in Belmont County in Ohio. On September 30, 2020, the Bank completed the closure of the Monessen office in Westmoreland County, Pennsylvania and the Bethlehem office in Ohio County, West Virginia reducing the total number of branches to 22. The Bank also has two loan production offices in Fayette and Allegheny County, a corporate center in Washington County and an operations center in Greene County in Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. In addition, the Bank is the sole shareholder of Exchange Underwriters, Inc. ("Exchange Underwriters" or “EU”), a wholly-owned subsidiary located in Washington County that is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products. Exchange Underwriters' independent insurance agents shop from over 50 of the nation’s leading insurance providers to find the policy that fits their client's needs.
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
Recently Announced Branch Optimization Initiative
On February 23, 2021, the Company announced the implementation of strategic initiatives to improve the Bank’s financial performance and to position the Bank for continued profitable growth. The Bank intends to optimize its current branch network through the consolidation of six branches and the possible divestiture of others, while expanding technology and infrastructure investments in its remaining locations. The decision was the result of a comprehensive internal study that measured branch performance by comparing financial and non-financial indicators to growth opportunities, while evolving changes in consumer preferences, largely driven by the global pandemic, led to an acceleration of branch optimization efforts. The Bank plans to provide affected customers with details to ensure a seamless transition with minimal disruption to their daily banking needs.
Management believes this initiative is an important first step to improve the Bank’s operations, and to provide enhanced efficiency and production capabilities. The Bank has also engaged with third-party workflow optimization experts to assist in implementing a number of robotic process automations and more effective sales management that it expects will improve operational efficiencies in the near and long-term. These efforts will likely result in additional innovations designed to improve growth prospects for the Bank as customer preferences for mobile and other technology-based services evolve.
In connection with the branch consolidations and the other branch optimization initiatives, the Company anticipates non-recurring pre-tax costs during 2021 of up to $6.1 million. This estimated cost excludes the impact of any premium from sale of branches, and assumes no salvage value, lease termination, severance, and other costs associated with the consolidations or sales; however, the Company does anticipate some recovery of these costs over time. The Company expects an annual reduction in pre-tax operating expenses in 2021 of approximately $1.5 million, along with $3.0 million of ongoing pre-tax cost savings as a result of the implementation of the branch optimization initiatives.
Past Mergers
Effective October 31, 2014, the Company completed a merger with FedFirst Financial Corporation (“FedFirst”), the holding company for First Federal Savings Bank (“FFSB”), a federally chartered stock savings bank. As part of the merger, the Company also acquired FFSB's subsidary, Exchange Underwriters. The merger expanded the Company’s reach into Fayette and Westmoreland counties in southwestern Pennsylvania.
Effective April 30, 2018, the Company completed its merger with First West Virginia Bancorp (“FWVB”), the holding company for Progressive Bank, N.A. (“PB”), a national association. The FWVB merger enhanced the Bank’s exposure into the core of the Tri-State region with the addition of branches in West Virginia and Eastern Ohio.
Effective August 1, 2018, Exchange Underwriters merged with Beynon Insurance Agency to become one of the largest insurance agencies in the Pittsburgh Region. The merger brought together two long-standing, locally owned and operated Southwestern Pennsylvania independent insurance agencies both built upon the same values and culture of serving their customers.
Business Strategy
We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. We will continue to grow and create value for our shareholders. Our employees will be treated fairly and given opportunities for personal growth. We will be closely involved in improving our communities.Our business strategies emphasize building on core strengths and are discussed below.
•Create a sales and service culture to build full relationships with our customers and utilize technology investments to enhance speed of process to improve our customer experience. We have successfully grown valuable core deposits (demand deposits, NOW accounts, money market accounts and savings accounts) that represent longer-term customer relationships and provide a lower cost of funding compared to certificates of deposit and borrowings. Empowering our experienced, high quality employees to provide superior customer service in all aspects of our business which is further supported by the use of technology and a wide array of modern financial products can lead to stronger customer relationships, enhance fee revenue and allow the Bank to be the bank of choice across our footprint for residents and small and medium sized businesses.
•Evolve toward more electronic/digital products and processes driving greater efficiency and expand our brand awareness in our market. We intend to focus on building our mobile and online capabilities through an improved mobile banking platform and product offering, omnichannel experience that is consistent with quick results and interactive alerts.
•Enhance profitability and efficiency while continuing to invest for future growth. Margin compression is a challenge as a result of pandemic-induced interest rate reductions. To combat this potential impact on core earnings, we view cost reduction as a key part of a company-wide efficiency effort. Short-term targeted cost reductions combined with long-term strategic initiatives will better position the Company for high performance. In addition, this strategy aligns with our efforts to simplify processes while utilizing technology to improve efficiency and build capabilities that supports future growth and high performance.
•Continue our track record of opportunistic growth in the robust Pittsburgh metropolitan area and across our footprint. We believe we have competed effectively by leveraging a steadily growing branch network and a full assortment of banking products to facilitate deposit and loan growth in our core locations, including southwestern Pennsylvania, Ohio River Valley, and central West Virginia.
•Leverage our credit culture and strong loan underwriting to uphold our asset quality metrics. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Although we intend to continue our efforts to originate commercial real estate and commercial and industrial loans, we intend to continue our philosophy of managing loan exposures through our conservative, yet reasonable, approach to lending.
•Increase fee and other non-interest income, primarily through our insurance operations, as well as mortgage banking and small business lending. Fee income earned through our insurance agency, Exchange Underwriters, supplements our income from banking operations. We intend to pursue opportunities to grow this line of business, including hiring insurance producers with established books of business and through acquisitions.

Human Capital
The Bank's culture is defined by our mission of being an exceptional, independent financial institution. We value our employees by investing in a healthy work-life balance, competitive compensation and benefit packages and a vibrant, team-oriented environment centered on professional service and open communication. We strive to build and maintain a high-performing culture and be an “employer of choice” by creating a work environment that attracts and retains outstanding, engaged employees. The success of our business is highly dependent on our employees, who provide value to our clients and communities through their dedication to helping clients achieve the American dream of home ownership and financial security.
Demographics. As of December 31, 2020, we employed 254 full-time and 6 part-time employees across our three-state footprint. None of these employees are represented by a collective bargaining agreement. During 2020, we hired 41 employees and our voluntary turnover rate was 17.5%.
Diversity and Inclusion. We strive toward having a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion, and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. We continued our commitment to equal employment opportunity through a robust affirmative action plan which includes annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce.
Compensation and Benefits. We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include opportunity for annual bonuses, a 401(k) Plan with an employer matching contribution in addition to an employer annual contribution, an equity incentive plan, healthcare and insurance benefits, health savings, flexible spending accounts, paid time off, family leave and an employee assistance program.
Learning and Development. We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues. Our employees receive continuing education courses that are relevant to the banking industry and their job function within the Company. In addition, we have created learning paths for specific positions that are designed to encourage an employee’s advancement and growth within our organization. We support and encourage managers to hire from within. We also offer a peer mentor program, leadership, and customer service training. These resources provide employees with the skills they need to achieve their career goals, build management skills, and become leaders within our Company.
The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, 25% of our employees to effectively working from remote locations. Additionally, we developed a safely distanced working environment for employees performing client facing activities, at branches and operations centers. We further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.
Market Area
The Company’s southwestern Pennsylvania market area consists of Allegheny, Greene, Fayette, Washington and Westmoreland Counties. Greene County is a significantly more rural county compared to the counties in which we have our other branches. Our offices located in Allegheny, Washington, Fayette, and Westmoreland Counties are in the southern suburban area of metropolitan Pittsburgh. Our branches from the FWVB merger extend the Company’s market area into West Virginia with six offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties; and one office in Belmont County in eastern Ohio.

The following table sets forth certain economic statistics for our market area.

	Population (1)	Unemployment Rate (2)	Average Annual Wage (3)
Pennsylvania	12,801,989	6.4	$60,840
Allegheny	1,216,045	6.3	65,884
Fayette	129,274	8.8	43,368
Greene	36,233	7.0	54,132
Washington	206,865	6.9	57,564
Westmoreland	348,899	6.6	48,464

West Virginia	1,792,147	6.1	48,516
Brooke	21,939	7.1	48,308
Marshall	30,531	7.2	54,756
Ohio	41,411	6.2	47,216
Upshur	24,176	7.7	41,704
Wetzel	15,065	8.5	40,092

Ohio	11,689,100	5.2	53,612
Belmont	67,006	6.5	40,560
(1)Based on the latest data published by the U.S. Census Bureau (July 2019)
(2)Based on the latest data published by the U.S. Bureau of Labor Statistics (December 2020)
(3)Based on the latest data published by the U.S. Bureau of Labor Statistics (Second Quarter 2020)
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
Competition
We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from other commercial banks, savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. The Company faces additional competition for deposits from online financial institutions and non-depository competitors, such as the mutual fund industry, securities and brokerage firms, and insurance companies. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our banking offices. As of June 30, 2020, our FDIC-insured deposit market share in the counties we serve, out of 59 bank and thrift institutions, was 0.65%. Such data does not reflect deposits held by credit unions.
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
Lending Activities
General. Our principal lending activity has been the origination in our local market area of residential one- to four-family, commercial real estate, construction, commercial and industrial, and consumer loans. At December 31, 2020, our total loans receivable, which excludes the allowance for loan losses, was $1.04 billion compared to $952.5 million at December 31, 2019. Our overall loan growth was $92.3 million, or 9.7%.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated. When the Company sells loans, the loans are sold upon origination. Therefore, the Company did not have loans held for sale at any of the dates indicated below.

	2020		2019		2018		2017		2016
December 31,	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)

Real Estate:
Residential	$344,142	32.9%	$347,766	36.6%	$326,769	35.9%	$273,438	36.7%	$271,588	39.8%
Commercial	373,555	35.9	351,360	36.9	307,064	33.6	209,037	28.1	201,010	29.5
Construction	72,600	6.9	35,605	3.7	48,824	5.3	36,149	4.9	10,646	1.6
Commercial and Industrial	126,813	12.1	85,586	9.0	91,463	10.0	107,835	14.5	80,812	11.9
Consumer	113,854	10.9	113,637	11.9	122,241	13.4	114,557	15.4	114,204	16.7
Other	13,789	1.3	18,542	1.9	16,511	1.8	3,376	0.4	3,637	0.5
Total Loans	1,044,753	100.0%	952,496	100.0%	912,872	100.0%	744,392	100.0%	681,897	100.0%
Allowance for Loan Losses	(12,771)		(9,867)		(9,558)		(8,796)		(7,803)
Loans, Net	$1,031,982		$942,629		$903,314		$735,596		$674,094
Residential Real Estate Loans. Residential real estate loans are comprised of loans secured by one- to four-family residential properties. Included in residential real estate loans are traditional one- to four-family mortgage loans, home equity installment loans, and home equity lines of credit. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. At December 31, 2020, $344.1 million, or 32.9%, of our total loan portfolio was invested in residential loans.
One- to Four-Family Mortgage Loans. One of our primary lending activities is the origination of fixed-rate, one- to four-family, owner-occupied, residential mortgage loans with terms up to 30 years secured by property located in our market area. At December 31, 2020, one- to four-family mortgage loans totaled $251.4 million. Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which, for 2020, is typically $510,400 for single-family homes, except in certain high-cost areas in the United States. At December 31, 2020, one- to four-family residential mortgage loans with principal balances in excess of $510,400, commonly referred to as jumbo loans, totaled $38.5 million. Our mortgage loans amortize monthly with principal and interest due each month. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without a prepayment penalty.
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
Fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more are originated for resale to the secondary market. During the years ended December 31, 2020 and 2019, we originated $32.1 million and $10.7 million of fixed-rate residential mortgage loans, respectively, which were subsequently sold in the secondary mortgage market.
The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $40.3 million at December 31, 2020. Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

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
Home Equity Loans. At December 31, 2020, home equity loans totaled $92.7 million. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 85% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates, which we determine based upon market conditions. Such loans are fully amortized over the life of the loan. Generally, the maximum term for home equity loans is 20 years.
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
We primarily originate home equity loans secured by first lien mortgages. Home equity loans in a junior lien position totaled $12.1 million at December 31, 2020 and entail greater risks than one- to four-family residential mortgage loans or home equity loans secured by first lien mortgages. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage or depreciation in the value of the property or loss of equity to the first lien position. Further, home equity loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans in the event of a default.
Commercial Real Estate Loans. We originate commercial real estate loans that are secured primarily by improved properties, such as retail facilities, office buildings and other non-residential buildings as well as multifamily properties. At December 31, 2020, $373.6 million, or 35.9% of our total loan portfolio, consisted of commercial real estate loans.
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
We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows and debt service coverage, credit history and management expertise, as well as the value and condition of the property, securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with the Bank and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, and the ratio of the loan amount to the appraised value of the property. We generally will not lend to high volatility commercial real estate projects. All commercial real estate loans are appraised by outside independent state certified general appraisers. Personal guarantees are generally obtained from the principals of commercial real estate loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt-service ratio associated with the loan. The Bank requires property and casualty insurance and flood insurance if the property is in a flood zone area.
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
Construction Loans. We originate construction loans to individuals to finance the construction of residential dwellings and also originate loans for the construction of commercial properties, including hotels, apartment buildings, housing developments, and owner-occupied properties used for businesses. At December 31, 2020, $72.6 million, or 6.9% of our total loan portfolio, consisted of construction loans. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on both residential and commercial construction. Before making a commitment to fund a construction loan, we require a pro forma appraisal of the property, as completed by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. We typically do not lend to developers unless they maintain a 15% cash equity position in the project.
Commercial and Industrial Loans. We originate commercial and industrial loans and lines of credit to borrowers located in our market area that are generally secured by collateral other than real estate, such as equipment, accounts receivable, inventory, and other business assets. At December 31, 2020, $126.8 million, or 12.1% of our total loan portfolio, consisted of commercial and industrial loans, of which $55.1 million are Payroll Protection Program ("PPP") loans.
Exclusive of PPP loans, commercial and industrial loans generally have terms of maturity from five to seven years with adjustable interest rates tied to the prime rate, LIBOR or the weekly average of the FHLB of Pittsburgh three- to ten-year fixed rates. We generally obtain personal guarantees from the borrower or a third party as a condition to originating the loan. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default because their repayment is generally dependent on the successful operation of the borrower’s business.
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
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic, which included authorizing the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the PPP. On April 16, 2020, the original $349 billion funding cap was reached. On April 23, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Enhancement Act”) was signed into law and included an additional $484 billion in COVID-19 relief, including allocating an additional $310 billion to replenish the PPP.
PPP was designed to help small businesses keep their workforce employed and cover expenses during the COVID-19 crisis. Under the PPP, participating SBA and other qualifying lenders originated loans to eligible businesses that are fully guaranteed by the SBA as to principal and accrued interest, have more favorable terms than traditional SBA loans and may be forgiven if the proceeds are used by the borrower for certain eligible purposes. PPP loans have an interest rate of 1% per annum. Loans issued prior to June 5, 2020 have a term to maturity of two-years and loans issued after June 5, 2020 have a term to maturity of five-years. Loan payments were deferred for six months. The Bank received a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which was offset by a 0.75% third-party servicing agent fee.
In 2020, the Bank originated 639 loans totaling $71.0 million. Among the largest sectors impacted were $15.6 million in loans for health care and social assistance, $12.6 million for construction and specialty-trade contractors, $6.1 million for professional and technical services, $6.1 million for retail trade, $5.1 million for wholesale trade, $4.6 million for manufacturing and $3.4 million for restaurant and food services. Net deferred origination fees were $2.2 million, of which $1.1 million was recognized during year ended December 31, 2020. Processing of PPP loan forgiveness began in the fourth quarter of 2020 and at December 31, 2020, PPP loans totaled $55.1 million. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

Consumer Loans. We originate consumer loans that primarily consist of indirect auto loans and, to a lesser extent, secured and unsecured loans and lines of credit. As of December 31, 2020, consumer loans totaled $113.9 million, or 10.9%, of our total loan portfolio, of which $106.4 million were indirect auto loans. Consumer loans are generally offered on a fixed-rate basis. Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.
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
Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Consumer loans consist primarily of indirect automobile loans whereby a portion of the rate is prepaid to the dealer and accrued in a prepaid dealer reserve account. Therefore, the true yield for the portfolio is significantly less than the note rate disclosed below.

	Real Estate
	Residential		Commercial		Construction		Commercial and Industrial
Due During the Years	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Ending December 31,
(Dollars in Thousands)

2021	$16,731	3.62%	$14,085	3.73%	$7,734	4.03%	$27,839	3.28%
2022	855	4.69	1,550	4.82	7,983	3.26	57,217	1.29
2023	1,120	5.17	22,890	4.34	9,421	3.70	6,219	4.26
2024 to 2025	4,042	4.45	20,241	3.75	19,064	3.01	11,802	3.75
2026 to 2030	49,774	3.90	178,733	3.75	17,486	3.38	12,306	3.05
2031 to 2035	73,244	3.98	121,281	4.02	3,727	3.88	2,995	3.89
2036 and Beyond	198,376	4.00	14,775	4.04	7,185	3.52	8,435	2.89
Total	$344,142	3.97%	$373,555	3.89%	$72,600	3.42%	$126,813	2.43%

	Consumer		Other		Total
Due During the Years		Weighted Average Rate		Weighted Average Rate		Weighted Average Rate
Ending December 31,	Amount		Amount		Amount
(Dollars in Thousands)

2021	$6,622	4.84%	$1,666	2.99%	$74,677	3.65%
2022	8,392	4.16	132	3.41	76,129	1.91
2023	17,290	4.52	35	4.22	56,975	4.28
2024 to 2025	45,259	4.76	461	4.62	100,869	4.09
2026 to 2030	34,323	4.70	1,833	3.03	294,455	3.83
2031 to 2035	—	—	7,184	3.00	208,431	3.97
2036 and Beyond	1,968	5.32	2,478	4.00	233,217	3.95
Total	$113,854	4.67%	$13,789	3.24%	$1,044,753	3.78%
The following table sets forth at December 31, 2020, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2021.

Due After December 31, 2021	Fixed	Adjustable	Total
(Dollars in Thousands)

Real Estate:
Residential	$285,097	$42,314	$327,411
Commercial	165,146	194,324	359,470
Construction	44,020	20,846	64,866
Commercial and Industrial	89,057	9,917	98,974
Consumer	107,139	93	107,232
Other	8,577	3,546	12,123
Total Loans	$699,036	$271,040	$970,076
Loan Approval Procedures and Authority
Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors (the “Board”). In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. The Bank’s loan approval policies and limits are also established by its Board. All loans originated by the Bank are subject to its underwriting guidelines. Loan approval authorities vary based on loan size in the aggregate. Individual officer loan approval authority generally applies to loans of up $1.0 million. Loans above that amount and up to 65% of the Bank’s legal lending limit may be approved by the Loan Committee. Loans in the aggregate over 65% of the Bank’s legal lending limit must be approved by the Board.
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
Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision, with consideration given to the need for additions to the allowance for loan losses and (if appropriate) partial or full charge-off. At December 31, 2020, we had $8,000 of loans 90 days or more past due that were still accruing interest. Nonperforming assets increased $9.1 million to $14.7 million at December 31, 2020, compared to $5.6 million at December 31, 2019. The increase in nonperforming loans at December 31, 2020 compared to December 31, 2019 is primarily related to two commercial real estate loans in the hospitality industry with a total principal balance of $6.9 million that were impacted by the CVOID-19 pandemic due to insufficient cash flows and occupancy rates as well as a $1.3 million commercial and industrial loan relationship.
Management believes the volume of nonperforming assets can be partially attributed to unique borrower circumstances as well as the economy in general. We have an experienced chief credit officer, collections and credit departments that monitor the loan portfolio and seek to prevent any deterioration of asset quality.
Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 2020, we owned $208,000 of property classified as real estate owned.

Nonperforming Assets. The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. Included in nonperforming loans and assets are troubled debt restructurings, which are loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties.

December 31,	2020	2019	2018	2017	2016
(Dollars in Thousands)

Nonaccrual loans:
Real Estate:
Residential	$1,841	$1,817	$2,154	$1,423	$1,873
Commercial	7,102	234	—	288	420
Construction	—	—	—	43	107
Commercial and Industrial	1,897	740	1,044	2,095	1,829
Consumer	49	110	83	71	160
Total Nonaccrual Loans	10,889	2,901	3,281	3,920	4,389

Accruing loans past due 90 days or more:
Real Estate:
Residential	—	196	324	142	343
Consumer	8	26	3	26	8
Total Accruing Loans 90 Days or More Past Due	8	222	327	168	351
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	10,897	3,123	3,608	4,088	4,740

Troubled Debt Restructurings, Accruing
Real Estate
Residential	650	511	1,238	1,287	1,299
Commercial	2,861	1,648	1,313	1,697	1,985
Commercial and Industrial	80	100	154	178	399
Other			—	1	4
Total Troubled Debt Restructurings, Accruing	3,591	2,259	2,705	3,163	3,687
Total Nonperforming Loans	14,488	5,382	6,313	7,251	8,427

Real Estate Owned:
Residential	—	41	46	152	—
Commercial	208	192	871	174	174
Total Real Estate Owned	208	233	917	326	174
Total Nonperforming Assets	$14,696	$5,615	$7,230	$7,577	$8,601

Nonaccrual Loans to Total Loans	1.04%	0.30%	0.36%	0.53%	0.64%
Nonperforming Loans to Total Loans	1.39	0.57	0.69	0.97	1.24
Nonperforming Assets to Total Assets	1.04	0.42	0.56	0.81	1.02
For the year ended December 31, 2020, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $233,000. For the year ended December 31, 2020, interest income recorded on nonaccrual loans and accruing troubled debt restructurings was $338,000.
At December 31, 2020, we had no loans that were not classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.
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
As part of the periodic exams of the Bank by the FDIC and the Pennsylvania Department of Banking and Securities, the staff of such agencies reviews our classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. The following table shows the principal amount of special mention and classified loans at December 31, 2020 and 2019.

December 31,	2020	2019
(Dollars in Thousands)

Special Mention	$46,515	$24,585
Substandard	27,042	7,383
Doubtful	609	719
Loss	—	—
Total	$74,166	$32,687
The total amount of special mention and classified loans increased $41.5 million, or 126.90%, to $74.2 million at December 31, 2020, compared to $32.7 million at December 31, 2019. The increase of $21.9 million in the special mention loan category and $19.7 million in the substandard category as of December 31, 2020 compared to December 31, 2019 was mainly from the downgrade of the hospitality portfolio due to the economic conditions in that industry caused by the COVID-19 pandemic.
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
The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance through a charge to the provision for loan losses. Any reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in the allowance for loan losses on the consolidated Statement of Condition.
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
The general component covers non-classified loans and is based on historical charge-off experience and expected loss given our internal risk rating process. The loan portfolio is stratified into homogeneous groups of loans that possess similar loss characteristics and an appropriate loss ratio adjusted for other qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The other qualitative factors considered by management include, but are not limited to, the following:
•changes in lending policies and procedures, including underwriting standards and collection practices;
•changes in national and local economic and business conditions and developments, including the condition of various market segments;
•changes in the nature and volume of the loan portfolio;
•changes in the experience, ability and depth of management and the lending staff;
•changes in the trend of the volume and severity of the past due, nonaccrual, and classified loans;
•the existence of any concentrations of credit, and changes in the level of such concentrations; and
•the effect of external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in our current portfolio.
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
This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered non-accrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exists, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated. Troubled Debt Restructuring (TDR) loans are generally considered impaired loans until such loans are performing in accordance with their modified terms. Once a TDR loan establishes a consistent payment history under the modified terms, then it is considered to return to accrual status. A consistent payment history is generally demonstrated by payment under the modified terms for a period of least six consecutive months. The general component covers pools of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans. An unallocated component, which is a part of the general allowance component, is maintained to cover uncertainties that could affect the Company’s estimate of probable losses. Generally, management considers all nonaccrual and TDR loans and certain renegotiated debt, when it exists, for impairment. The maximum period without payment that typically can occur before a loan is considered for impairment is 90 days. The past due status of loans receivable is determined based on contractual due dates for loan payments.
The allowance for loan losses increased $2.9 million, or 29.4%, to $12.8 million at December 31, 2020, compared to $9.9 million at December 31, 2019. Allowance for loan losses to total loans increased 19 basis points to 1.22% at December 31, 2020 compared to 1.04% at December 31, 2019. The COVID-19 pandemic has resulted in an increase in unemployment and recessionary economic conditions in 2020. Based on evaluation of the macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis were increased in 2020 primarily related to economic trends and industry conditions as a result of the pandemic and vulnerable industries such as hospitality and retail. In addition, an increase in commercial real estate loans combined with an increase in the historical loss factor primarily related to a $931,000 commercial real estate loan charge-

off resulted in an increase commercial real estate loan reserves. The combination of these factors primarily resulted in a $4.0 million provision for loan losses for the year ended December 31, 2020.
The ratio of allowance for loan losses to nonaccrual loans ratio decreased to 117.28% at December 31, 2020, compared to 340.12% at December 31, 2019. Nonaccrual loans increased $8.0 million to $10.9 million at December 31, 2020 compared to $2.0 million at December 31, 2019. Nonaccrual commercial real estate loans increased $6.9 million to $7.1 million at December 31, 2020 compared to $234,000 at December 31, 2019 primarily related to two hospitality loans with a total principal balance of $6.9 million that were impacted by the pandemic due to insufficient cash flows and occupancy rates. Nonaccrual commercial and industrial loans increased to $1.2 million to $1.9 million at December 31, 2020 compared to $740,000 at December 31, 2019 primarily related to a $1.3 million relationship impacted by the pandemic due to an inability to hold social events.
The following table presents the components of the ratio of nonaccrual loans to total loans at the dates indicated.

	2020			2019
December 31,	Nonaccrual Loans	Total Loans	Nonaccrual Loans to Total Loans	Nonaccrual Loans	Total Loans	Nonaccrual Loans to Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$1,841	$344,142	0.53%	$1,817	$347,766	0.52%
Commercial	7,102	373,555	1.90	234	351,360	0.07
Construction	—	72,600	—	—	35,605	—
Commercial and Industrial	1,897	126,813	1.50	740	85,586	0.86
Consumer	49	113,854	0.04	110	113,637	0.10
Other	—	13,789	—	—	18,542	—
Total	$10,889	$1,044,753	1.04%	$2,901	$952,496	0.30%
Net charge-offs were $1.1 million during 2020 compared to $416,000 during 2019. The increase was primarily related to the $931,000 commercial real estate loan charge-off of a hotel loan partially offset by a decrease in net charge-offs on consumer loans, mainly in indirect auto loans. The following table presents the ratio of net charge-offs (recoveries) as a percent of average loans for the periods indicated.

Year Ended December 31,	2020	2019

Real Estate:
Residential	0.02%	0.03%
Commercial	0.25	(0.02)
Construction	—	—
Commercial and Industrial	(0.03)	(0.07)
Consumer	0.14	0.41
Other	—	—
Total Loans	0.11%	0.05%
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

Year Ended December 31,	2020	2019	2018	2017	2016
(Dollars in Thousands)

Balance at Beginning of Year	$9,867	$9,558	$8,796	$7,803	$6,490
Provision for Loan Losses	4,000	725	2,525	1,870	2,040
Charge-offs:
Real Estate:
Residential	(65)	(96)	(64)	(131)	(48)
Commercial	(931)	—	—	(132)	(191)
Construction	—	—	—	—	—
Commercial and Industrial	—	(16)	(1,456)	—	—
Consumer	(329)	(609)	(597)	(919)	(724)
Other	—	—	—	—	(49)
Total Charge-offs	(1,325)	(721)	(2,117)	(1,182)	(1,012)

Recoveries:
Real estate:
Residential	6	12	28	62	17
Commercial	28	73	168	3	98
Construction	—	—	—	—	—
Commercial and Industrial	33	85	5	37	—
Consumer	162	135	153	203	147
Other	—	—	—	—	23
Total Recoveries	229	305	354	305	285
Net Charge-offs	(1,096)	(416)	(1,763)	(877)	(727)
Balance at End of Year	$12,771	$9,867	$9,558	$8,796	$7,803

Allowance for Loan Losses to Nonperforming Loans	88.15%	183.33%	151.41%	121.31%	92.60%
Allowance for Loan Losses to Nonaccrual Loans	117.28	340.12	291.32	224.39	177.79
Allowance for Loan Losses to Total Loans	1.22	1.04	1.05	1.18	1.14
Net Charge-offs to Average Loans	0.11	0.05	0.21	0.13	0.11

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

	2020		2019		2018		2017		2016
December 31,	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)
(Dollars in Thousands)

Real Estate:
Residential	$2,249	32.9%	$2,023	36.6%	$1,050	35.9%	$891	36.7%	$1,106	39.8%
Commercial	6,010	35.9	3,210	36.9	2,693	33.6	2,289	28.1	2,307	29.5
Construction	889	6.9	285	3.7	395	5.3	276	4.9	65	1.6
Commercial and Industrial	1,423	12.1	2,412	9.0	2,807	10.0	2,544	14.5	1,699	11.9
Consumer	1,283	10.9	1,417	11.9	2,027	13.4	2,358	15.4	2,463	16.7
Other	—	1.3	—	1.9	—	1.8	—	0.4	—	0.5
Total Allocated Allowance	11,854	100.0	9,347	100.0	8,972	100.0	8,358	100.0	7,640	100.0
Unallocated	917	—	520	—	586	—	438	—	163	—
Total Allowance for Loan Losses	$12,771	100.0%	$9,867	100.0%	$9,558	100.0%	$8,796	100.0%	$7,803	100.0%
(1)Represents percentage of loans in each category to total loans
Investment Activities
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
The portfolio consists primarily of U.S. government and agency securities, municipal bonds, and mortgage-backed securities. We expect the composition of our investment portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2020, we had no securities that were deemed to be other than temporarily impaired.
We also invest in equity securities, which consist primarily of mutual funds and a portfolio of bank stocks. This portfolio is valued at fair value with changes in market price recognized through noninterest income.
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
U.S. Government and Agency Securities. At December 31, 2020, we held U.S. Government and agency securities with a fair value of $41.4 million compared to $48.1 million at December 31, 2019. At December 31, 2020, these securities had an average expected life of 0.6 years. While these securities generally provide lower yields than other investments, such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity and pledging purposes, as collateral for borrowings, and for prepayment protection.

Municipal Bonds. At December 31, 2020, we held available-for-sale municipal bonds with a fair value of $22.0 million compared to $25.8 million at December 31, 2019. 52% of our municipal bonds are issued by local municipalities or school districts located in Pennsylvania. Municipal bonds may be general obligation of the issuer or secured by specific revenues. The majority of our municipal bonds are general obligation bonds, which are backed by the full faith and credit of the municipality, paid off with funds from taxes and other fees, and have ratings (when available) of A or above. We also invest in a limited amount of special revenue municipal bonds, which are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building.
Mortgage-Backed Securities. We invest in mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by the United States government or government-sponsored enterprises. These securities, which consist of MBS’s issued by Ginnie Mae, Fannie Mae and Freddie Mac, had an amortized cost of $75.9 million and $118.3 million at December 31, 2020 and 2019, respectively. The fair value of our MBS portfolio was $79.5 million and $120.8 million at December 31, 2020 and 2019, respectively. At December 31, 2020, all MBS’s had fixed rates of interest.
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
Securities Portfolio. The following table sets forth the composition of our securities portfolio at the dates indicated. securities do not include FHLB of Pittsburgh and Atlantic Community Bankers’ Bank stock totaling $4.0 million, $3.7 million, and $3.9 million at December 31, 2020, 2019 and 2018, respectively.

	2020		2019		2018
December 31,	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$41,994	$41,411	$47,993	$48,056	$82,506	$80,579
Obligations of States and Political Subdivisions	20,672	21,993	25,026	25,843	44,737	44,601
Mortgage-Backed Securities - Government-Sponsored Enterprises	75,900	79,493	118,282	120,776	97,535	97,771
Total Available-for-Sale Debt Securities	138,566	142,897	191,301	194,675	224,778	222,951

Equity Securities:
Mutual Funds		1,019		997		968
Other		1,484		1,713		1,490
Total Equity Securities		2,503		2,710		2,458
Total Securities		$145,400		$197,385		$225,409

Portfolio Maturities and Yields. The composition and maturities of the available-for-sale debt securities portfolio at December 31, 2020, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
(Dollars in Thousands)

U.S. Government Agencies	$—	—%	$—	—%	$37,000	1.07%	$4,994	1.26%	$41,994	1.09%
Obligations of States and Political Subdivisions	—	—	4,301	2.12	8,104	3.18	8,266	3.10	20,672	2.93
Mortgage-Backed Securities - Government-Sponsored Enterprises	—	—	—	—	10,896	3.00	65,004	2.62	75,900	2.68
Total Debt Securities	$—	—%	$4,301	2.12%	$56,001	1.75%	$78,264	2.59%	$138,566	2.23%
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
The following table sets forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2020			2019			2018
Year Ended December 31,	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
(Dollars in Thousands)

Non-Interest Bearing Demand Deposits	$313,858	26.8%	—%	$267,311	24.1%	—%	$232,872	24.3%	—%
NOW Accounts	240,372	20.5	0.25	222,148	20.0	0.53	174,653	18.3	0.36
Savings Accounts	227,277	19.4	0.08	215,798	19.5	0.23	184,093	19.3	0.26
Money Market Accounts	187,095	16.0	0.38	181,985	16.4	0.57	167,247	17.5	0.49
Time Deposits	203,128	17.3	1.81	221,904	20.0	2.06	197,104	20.6	1.54
Total Deposits	$1,171,730	100.0%	0.44%	$1,109,146	100.0%	0.66%	$955,969	100.0%	0.52%

The following table sets forth time deposits classified by interest rate as of the dates indicated.

December 31,	2020	2019	2018
(Dollars in Thousands)

Less than 0.25%	$14,818	$3,833	$11,638
0.25% to 0.49%	28,729	18,910	20,536
0.50% to 0.99%	17,787	14,739	17,490
1.00% to 1.49%	24,616	41,147	72,776
1.50% to 1.99%	19,564	43,753	34,934
2.00% to 2.49%	40,169	48,365	38,059
2.49% to 2.99%	19,037	24,344	7,419
3.00% or Greater	25,293	24,665	13,524
Total Time Deposits	$190,013	$219,756	$216,376
The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our time deposits at the date indicated.

	Period to Maturity
December 31, 2020	Less Than Or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four to Five Years	More Than Five Years	Total	Percent of Total
(Dollars in Thousands)

Less than 0.25%	$11,332	$3,376	$23	$7	$80	$—	$14,818	7.8%
0.25% to 0.49%	15,839	8,898	1,654	319	2,019	—	28,729	15.1
0.50% to 0.99%	6,281	3,667	996	879	5,681	283	17,787	9.4
1.00% to 1.49%	11,095	5,886	3,313	1,893	2,324	105	24,616	13.0
1.50% to 1.99%	9,747	2,825	1,546	1,861	1,163	2,422	19,564	10.3
2.00% to 2.49%	26,462	4,094	5,945	2,195	167	1,306	40,169	21.1
2.49% to 2.99%	2,904	1,104	14,536	96	397	—	19,037	10.0
3.00% or Greater	3,978	5,657	15,244	345	69	—	25,293	13.3
Total	$87,638	$35,507	$43,257	$7,595	$11,900	$4,116	$190,013	100.0%
As of December 31, 2020, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $107.9 million, of which $42.3 million were deposits from public entities. The following table sets forth the maturity of those time deposits as of December 31, 2020.

December 31,	2020
(Dollars in Thousands)

Three Months or Less	$13,004
Over Three Months to Six Months	13,768
Over Six Months to One Year	24,215
Over One Year to Three Years	46,756
Over Three Years	10,172
Total	$107,915
Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon borrowings to supplement our supply of available funds and to fund deposit withdrawals. Our borrowings may consist of advances from the FHLB, funds borrowed under repurchase agreements and federal funds purchased.
The FHLB functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met. We typically secure advances from the FHLB with one- to four-family residential mortgage and commercial real estate loans. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2020, we had a maximum borrowing capacity with the FHLB of up to $421.5 million and available borrowing capacity of $320.8 million. At December 31, 2020, we had $8.0 million in FHLB advances outstanding, of which all were long-term borrowings. As an alternative to pledging securities, the facility is also used for standby letters of credit to collateralize public deposits in excess of the level insured by the FDIC. Commitments for standby letters of credit to secure public deposits were $90.3 million and $41.7 million as of December 31, 2020 and 2019.
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
At December 31, 2020, the Bank maintained a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $91.5 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million. At December 31, 2020, we did not have any outstanding balances under any of these borrowing relationships.
The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

At or For the Years Ended December 31,	2020	2019	2018
(Dollars in Thousands)

Balance at End of Period	$41,055	$30,571	$30,979
Average Balance Outstanding During the Period	37,819	29,976	29,300
Maximum Amount Outstanding at any Month End	46,123	34,197	35,661
Weighted Average Interest Rate at End of Period	0.21%	0.57%	0.54%
Average Interest Rate During the Period	0.36	0.62	0.53
The following table sets forth information concerning balances and interest rates on our federal funds purchased at the dates and for the periods indicated.

At or For the Years Ended December 31,	2020	2019	2018
(Dollars in Thousands)

Balance at End of Period	$—	$—	$—
Average Balance Outstanding During the Period	—	—	37
Maximum Amount Outstanding at any Month End	—	—	1,500
Weighted Average Interest Rate at End of Period	—%	—%	—%
Average Interest Rate During the Period	—	—	2.70
The following table sets forth information concerning balances and interest rates on our short-term FHLB advances at the dates and for the periods indicated.

At or For the Years Ended December 31,	2020	2019	2018
(Dollars in Thousands)

Balance at End of Period	$—	$—	$—
Average Balance Outstanding During the Period	—	—	19,726
Maximum Amount Outstanding at any Month End	—	—	98,960
Weighted Average Interest Rate at End of Period	—%	—%	—%
Average Interest Rate During the Period	—	—	1.86

The following table sets forth information concerning balances and interest rates on our long-term FHLB advances at the dates and for the periods indicated.

At or For the Years Ended December 31,	2020	2019	2018
(Dollars in Thousands)

Balance at End of Period	$8,000	$14,000	$20,000
Average Balance Outstanding During the Period	11,328	17,460	22,415
Maximum Amount Outstanding at any Month End	14,000	20,000	24,500
Weighted Average Interest Rate at End of Period	2.27%	2.14%	2.03%
Average Interest Rate During the Period	2.24	2.10	2.05
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
At December 31, 2020, the Bank’s capital exceeded all applicable requirements.
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
Loans-to-One Borrower. Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2020, the Bank was in compliance with the loans-to-one borrower limitations.

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
At December 31, 2020, the Bank met the criteria for being considered “well capitalized.”
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
The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020, and insured institutions with assets of $10 billion or more were supposed to fund the increase. On September 30, 2018, the 1.35% ratio was exceeded, reaching 1.36%. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieves 1.38%. The fund rate achieved 1.40% as of June 30, 2019, and the FDIC first applied small bank credits on the September 30, 2019 assessment invoice (for the second quarter of 2019). The FDIC will continue to apply small bank credits so long as the ratio is at least 1.35%. After applying small bank credits for four quarters, the FDIC will remit to banks the value of any remaining small bank credits in the next assessment period in which the ratio is at least 1.35%. A total of $308,000 of DIF credits were recognized in the third and fourth quarters of 2019. All DIF credits available to the Bank have been utilized. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC to establish a maximum fund ratio. The FDIC has exercised that discretion by establishing a long-range fund ratio of 2%. The FDIC announced that the ratio had declined to 1.30% at September 30, 2020 due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the fund to the 1.35% ratio within eight years but did not change its assessment schedule.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980's to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO matured in 2019.
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

FHLB System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, The Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2020, the Bank was in compliance with this requirement. The Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for the Bank.
Federal Reserve System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal, or NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2020: a 3% reserve ratio is assessed on net transaction accounts up to and including $124.2 million; a 10% reserve ratio is applied above $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2021, establish a 3% reserve ratio for aggregate transaction accounts up to $182.9 million, a 10% ratio above $182.9 million, and an exemption of $21.1 million. However, effective March 26, 2020, the FRB reduced reserve requirement ratios on all net transaction accounts to 0%, eliminating reserve requirements for all depository institutions, in response to the COVID-19 pandemic.
Other Regulations
Interest and other charges collected or contracted by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal and state laws applicable to credit transactions, such as the:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•Truth in Savings Act; and
•Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such laws.
The operations of the Bank also are subject to the:
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•The USA PATRIOT Act, which requires banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.
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
Federal Taxation. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from the Bank as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carryforward net operating losses indefinitely, but the deduction is limited to 80% of taxable income. For its 2020 and 2019 fiscal year, the Company’s maximum federal income tax rate was 21%.
State Taxation. The Bank is subject to the Pennsylvania Bank and Trust Company Shares Tax (“Shares Tax”) rate of 0.95%. The tax is imposed on the Bank’s adjusted equity. The Company and Exchange Underwriters are subject to the Pennsylvania Corporate Net Income Tax, otherwise known as “CNI tax.” The CNI tax rate in 2020 and 2019 was 9.99%. The tax is imposed on income or loss from the federal income tax return on a separate-company basis for the Company and

Exchange Underwriters. The federal return income or loss is adjusted for various items treated differently by the Pennsylvania Department of Revenue.
The FWVB merger has exposed the Company to additional state tax filing requirements in West Virginia and Ohio. The West Virginia Corporation Net Income Tax imposes a state income tax at the rate 6.5% based on the Company's consolidated taxable federal net income or loss on the Company's federal tax return, adjusted for various items treated differently by the West Virginia State Tax Department. The State of Ohio imposes an equity-based tax similar to the PA Shares Tax called Financial Institutions Tax (“FIT”) at a minimum tax of $1,000 or a rate of 0.8% for the first $200 million of Ohio based-equity, and then a declining rate thereafter. All state taxation is apportioned to states where nexus exists based on different metrics of the Company's consolidated statement of financial condition and consolidated statement of operations.
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
Risks Related to COVID-19 Pandemic
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
Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries, among other industries, have been particularly hurt by COVID-19. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio or borrowers that were provided forbearance opportunities are unable to begin repayment at the end of the deferment period, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. In addition, since the initiation of the PPP, several banks have been subject to litigation or threatened litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans. If any such litigation is filed or threatened against us and is not resolved in a manner favorable to us, it may result in significant cost or adversely affect our reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial position, results of operations and prospects.
Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments acted to temporarily close or restrict the operations of businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.
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
Risks Related to Our Lending Activities
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
The Financial Accounting Standard Board ("FASB") has issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.
In 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current accounting principles generally accepted in the United States of America ("GAAP") and instead requires an entity to reflect its estimate of all current expected credit losses ("CECL"). Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the statement of financial condition and periodically thereafter. This differs significantly from the incurred loss model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, including us, resulting in a required implementation date for the Company of January 1, 2023. The Company is evaluating the impact of this ASU and expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses upon adoption, but we cannot yet determine the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial condition or results of operation.
Risk Related to Changes in Market Interest Rates
Changes in interest rates may reduce the Company’s profits and impair asset values.
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
Risks Related to Our Acquisition Activity
Impairment in the carrying value of goodwill could negatively affect our results of operations.
We have recorded goodwill in connection with our recently completed mergers. At December 31, 2020, we had $9.7 million of goodwill on our Consolidated Statement of Financial Condition after incurring goodwill impairment of $18.7 million in 2020. Any further impairment to goodwill could have a material adverse impact on the Company’s consolidated financial conditions and results of operations. 100% of the goodwill is assigned to the Community Banking reporting unit. Under GAAP, goodwill must be evaluated for impairment annually or on an interim basis when a triggering event occurs. If the carrying value of our reporting unit exceeds its current fair value as determined based on the value of the business, the goodwill is considered impaired and is reduced to fair value by a non-cash, non-tax-deductible charge to earnings. The impairment testing required by GAAP involves estimates and significant judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions or other unanticipated events and circumstances may affect the accuracy or validity of such estimates. Events and conditions that could result in impairment in the value of our goodwill include worsening business conditions and economic factors, particularly those that may result from the impact of a downturn in the economy as a result of COVID-19, changes in the industries in which we operate, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term profitability and cash flows.
Risk Related to Our Liquidity Position
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
Risks Related to Our Ability to Pay Dividends
The Company’s ability to pay dividends is subject to the ability of Community Bank to make capital distributions to the Company, and also may be limited by Federal Reserve policy.
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
Risks Related to Our Operations
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
Information technology systems are critical to the Company’s business. The Company uses various technology systems to manage customer relationships, general ledger, securities, deposits and loans. The Company has established policies and procedures to prevent or limit the effect of system failures, interruptions and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of the Company’s systems could deter customers from using its products and services. Security systems may not protect systems from security breaches.
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
Risks Related to Accounting Matters
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
The need to account for certain assets at estimated fair value, such as securities, may adversely affect the Company’s financial condition and results of operations.
The Company reports certain assets, such as securities, at estimated fair value. Generally, for assets that are reported at fair value, the Company uses quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because the Company carries these assets on its books at their estimated fair value, it may incur losses even if the asset in question presents minimal credit risk.

Risks Related to Competitive Matters
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
General Risk Factors
A worsening of economic conditions could adversely affect the Company’s financial condition and results of operations.
A worsening of economic conditions could significantly affect the markets in which the Company operates, the value of loans and investments, ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in nonperforming and criticized classified assets, and a decline in demand for the Company’s products and services. In addition, the recent decline in natural gas prices, if it persists or if prices decline further, may depress natural gas exploration and drilling activities in the Marcellus Shale Formation. Furthermore, exploration and drilling of natural gas reserves in our market area may be affected by federal, state and local laws and regulations affecting production, permitting, environmental protection and other matters. Any of these events may negatively affect our customer, and may cause the Company to incur losses, and may adversely affect its financial condition and results of operations.
ITEM 1B    Unresolved Staff Comments
Not applicable
ITEM 2.    Properties
At December 31, 2020, our premises and equipment had an aggregate net book value of approximately $20.3 million. We conduct our business through our main office and twenty-one branch offices. The branch offices are utilized by the community banking segment. In addition, the community banking segment has a corporate office, operations center and two loan production offices. The insurance brokerage services segment, Exchange Underwriters, operates from one office. We believe that our office facilities are adequate to meet our present and immediately foreseeable needs.

The following table sets forth certain information concerning the main and each branch office at December 31, 2020.

Location	Owned or Leased

PENNSYLVANIA

Main Office (Greene County):
100 North Market Street, Carmichaels, PA 15320	Owned

Barron P. "Pat" McCune, Jr. Corporate Center (Washington County):
2111 North Franklin Drive, Washington, PA 15301	Owned

Ralph J. Sommers, Jr. Operations Center (Greene County):
600 Evergreene Drive, Waynesburg, PA 15370	Owned

Branch Offices (Greene County):
30 West Greene Street, Waynesburg, PA 15370	Owned
100 Miller Lane, Waynesburg, PA 15370	Building owned, Ground Lease
3241 West Roy Furman Highway, Rogersville, PA 15359	Owned
1993 South Eighty Eight Road, Greensboro, PA 15338	Owned

Branch Offices (Washington County):
65 West Chestnut Street, Washington, PA 15301	Building owned, Ground Lease
4139 Washington Road, McMurray, PA 15317	Leased
200 Main Street, Claysville, PA 15232	Owned
301 Oak Spring Road, Washington, PA 15301	Leased
325 Southpointe Boulevard, Ste. 100, Canonsburg, PA 15317	Leased
235 West Main Street, Monongahela, PA 15063	Owned

Branch Offices (Fayette County):
545 West Main Street, Uniontown, PA 15401	Building owned, Ground Lease
101 Independence Street, Perryopolis, PA 15473	Owned

Branch Office (Westmoreland County):
1670 Broad Avenue, Belle Vernon, PA 15012	Owned

Branch Office (Allegheny County):
714 Brookline Boulevard, Pittsburgh, PA 15226	Owned

Northern Business Center:
100 Pinewood Lane, Suite 101, Warrendale, PA 15086	Leased

Uniontown Business Center:
110 Daniel Drive, Suite 10, Uniontown, PA 15401	Leased

Exchange Underwriters
2111 North Franklin Drive, Washington, PA 15301	Owned

WEST VIRGINIA

Branch Offices (Ohio County):
1701 Warwood Avenue, Wheeling, WV 26003	Owned
875 National Road, Wheeling, WV 26003	Owned

Branch Office (Brooke County):
744 Charles Street, Wellsburg, WV 26070	Owned

Branch Office (Marshall County):
809 Lafayette Avenue, Moundsville, WV 26041	Owned

Branch Office (Wetzel County):
425 Third Street, New Martinsville, WV 26155	Owned

Branch Office (Upshur County):
3 South Locust Street, Buckhannon, WV 26201	Owned

OHIO

Branch Office (Belmont County):
426 34th Street, Bellaire, OH 43906	Owned

ITEM 3.    Legal Proceedings
At December 31, 2020, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that management believes are immaterial to our financial condition, results of operations and cash flows.
ITEM 4.    Mine Safety Disclosures.
None.
PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CBFV.” The approximate number of holders of record of the Company’s common stock as of March 12, 2021, was 658. Certain shares of Company common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Equity Compensation Plans
The following table provides information at December 31, 2020, for compensation plans under which equity securities may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans:
Approved by stockholders	218,683	$23.91	41,867	(1)
Not approved by stockholders	—	—	—
Total	218,683	$23.91	41,867
(1)Represents 22,144 shares available under the 2015 Equity Incentive Plan that can be issued as restricted stock awards or units and 19,723 shares that can be issued as stock options. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted.
Issuer Purchases of Equity Securities
The Company did not purchase shares of its common stock as part of a publicly announced program during the three months ended December 31, 2020. On November 20, 2019, the Company announced that the Board had approved a program commencing on November 25, 2019 to repurchase up to $5.0 million of the Company’s outstanding common stock, which was approximately 3.2% of outstanding common shares. On March 19, 2020, the Company announced that the stock repurchase program was suspended until further notice. As of March 19, 2020, the Company had repurchased 69,966 shares. This repurchase program expired on November 24, 2020.

ITEM 6.    Selected Financial Data
The following tables set forth selected historical financial and other data of the Company at and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The information at December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019 is derived in part from, and should be read together with, the Company's audited consolidated financial statements and notes included in this Report and should be read together therewith. The information at December 31, 2018, 2017 and 2016 and for the years ended December 31, 2018, 2017 and 2016 is derived in part from audited financial statements that are not included in this Report.

December 31,	2020	2019	2018	2017	2016
(Dollars in Thousands)

Selected Financial Condition Data:
Assets	$1,416,720	$1,321,537	$1,281,701	$934,486	$846,075
Cash and Due From Banks	160,911	80,217	53,353	20,622	14,282
Securities	145,400	197,385	225,409	123,583	106,208
Loans, Net	1,031,982	942,629	903,314	735,596	674,094
Deposits	1,224,569	1,118,359	1,086,658	773,344	698,218
Short-Term Borrowings	41,055	30,571	30,979	39,605	27,027
Other Borrowings	8,000	14,000	20,000	24,500	28,000
Stockholders’ Equity	134,530	151,097	137,625	93,256	89,469

Year Ended December 31,	2020	2019	2018	2017	2016
(Dollars in Thousands)

Selected Operating Data:
Interest and Dividend Income	$47,467	$51,031	$43,626	$32,434	$32,018
Interest Expense	5,563	7,857	5,949	3,374	2,870
Net Interest and Dividend Income	41,904	43,174	37,677	29,060	29,148
Provision for Loan Losses	4,000	725	2,525	1,870	2,040
Net Interest and Dividend Income After Provision for Loan Losses	37,904	42,449	35,152	27,190	27,108
Noninterest Income	9,471	8,567	7,686	7,264	6,864
Noninterest Expense - Merger-Related	—	—	854	356	—
Noninterest Expense	56,767	34,960	33,394	24,280	23,280
(Loss) Income Before Income Tax Expense	(9,392)	16,056	8,590	9,818	10,692
Income Tax Expense	1,248	1,729	1,538	2,874	3,112
Net (Loss) Income	$(10,640)	$14,327	$7,052	$6,944	$7,580

At or For the Year Ended December 31,	2020	2019	2018	2017	2016

Per Common Share Data:
(Loss) Earnings Per Common Share - Basic	$(1.97)	$2.64	$1.42	$1.70	$1.86
(Loss) Earnings Per Common Share - Diluted	(1.97)	2.63	1.40	1.69	1.86
Dividends Per Common Share	0.96	0.96	0.89	0.88	0.88
Dividend Payout Ratio (5)	(0.49)%	0.37%	0.64%	0.52%	0.47%
Book Value Per Common Share	$24.76	$27.65	$25.33	$22.77	$21.89
Common Shares Outstanding	5,434,374	5,463,828	5,432,289	4,095,957	4,086,625

At or For the Year Ended December 31,	2020	2019	2018	2017	2016

Performance Ratios:
Return on Average Assets	(0.77)%	1.09%	0.61%	0.78%	0.91%
Return on Average Equity	(7.18)	9.89	5.91	7.53	8.48
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	139.89	134.08	133.39	134.79	135.12
Average Equity to Average Assets	10.75	11.05	10.35	10.40	10.71
Net Interest Rate Spread (Non-GAAP) (1)(3)	3.15	3.42	3.40	3.44	3.68
Net Interest Margin (Non-GAAP) (2)(3)	3.32	3.64	3.59	3.58	3.82
Noninterest Expense to Average Assets	4.12	2.67	2.97	2.78	2.79
Efficiency Ratio (4)	110.50	67.57	75.50	67.82	64.65

Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets (6)	11.79%	11.43%	11.44%	12.22%	13.37%
Tier 1 Capital to Risk-Weighted Assets (6)	11.79	11.43	11.44	12.22	13.37
Total Capital to Risk-Weighted Assets (6)	13.04	12.54	12.57	13.47	14.62
Tier 1 Leverage Capital to Adjusted Total Assets (6)	7.81	7.85	7.85	9.27	9.80

Asset Quality Ratios:
Allowance for Loan Losses to Total Loans (7)	1.22%	1.04%	1.05%	1.18%	1.14%
Allowance for Loan Losses to Nonperforming Loans (7)	88.15	183.33	151.40	121.31	92.60
Allowance for Loan Losses to Nonaccrual Loans	117.28	340.12	291.32	224.39	177.79
Delinquent and Nonaccrual Loans to Total Loans	1.50	0.89	0.83	1.18	1.57
Net Charge-Offs to Average Loans	0.11	0.05	0.21	0.13	0.11
Nonperforming Loans to Total Loans	1.39	0.57	0.69	0.97	1.24
Nonperforming Loans to Total Assets	1.02	0.41	0.49	0.78	1.00
Nonperforming Assets to Total Assets	1.04	0.42	0.56	0.81	1.02

Other:
Number of Branch Offices	22	24	24	16	16
Number of Full-Time Equivalent Employees	257	266	269	201	200
(1)Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)Represents net interest income as a percentage of average interest-earning assets.
(3)Fully taxable-equivalent (FTE) yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018, and 34% for the years ended December 31, 2017, 2016. Refer to Explanation of Use of Non-GAAP Financial Measures in Item 7 of this Report.
(4)Represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)Represents dividends per share divided by net income per share.
(6)Capital ratios are for Community Bank only.
(7)Loans acquired in connection with previous mergers were recorded at their estimated fair value at the acquisition date and did not include a carryover of the pre-merger allowance for loan losses.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear in this Report. You should read the information in this section in conjunction with the business and financial information the Company provided in this Report.
Critical Accounting Policies and Use of Estimates
Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on the Company’s income or the carrying value of its assets.

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
The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Generally, management considers all substandard-, doubtful-, and loss-rated loans, nonaccrual loans, and TDRs for impairment. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The maximum period without payment that typically can occur before a loan is considered for impairment is 90 days. Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance. This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered non-accrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exists, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated.
The general allowance component covers pools of homogeneous loans by loan class. Management determines historical loss experience for each segment of loans using the two-year rolling average of the net charge-off data within each segment. Qualitative and environmental factors are also considered that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience, and include levels and trends in delinquency and impaired loans; levels and trends in net charge-offs, trends in volume and terms of loans; change in underwriting, policies, procedures, practices and key personnel; national and local economic trends; industry conditions, and effects of changes in high-risk credit circumstances. The qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in the portfolio and economy. An unallocated component, which is a part of the general allowance component, is maintained to cover uncertainties that could affect the Company’s estimate of probable losses.
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
Two basic approaches to determine the fair value of an entity are the income approach and market approach or a combination of the two. The income approach uses valuation techniques to convert future earnings or cash flows to present value to arrive at a value that is indicated by market expectations about future amounts. The market approach uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities. The fair value measure is based on the value that those transactions indicate. These approaches involve significant estimates and assumptions
In the application of the income approach, fair value of a reporting unit is determined using a discounted cash flow (“DCF”) analysis. The income approach relies on Level 3 inputs along with a market-derived cost of capital when measuring fair value. Fair value is determined by converting anticipated benefits into a present single value. Once the benefit or benefits are selected, an appropriate discount or capitalization rate is applied to each benefit. These rates are calculated using the appropriate measure for the size and type of company, using financial models and market data as required. A discount rate may be derived based on a modified capital asset pricing model. which is comprised of a risk-free rate of return, an equity risk premium, a size premium and a factor covering the systemic market risk and a company specific risk premium. The values for the factors applied are determined primarily using external sources of information. The DCF model also uses prospective financial information. Estimating future earnings and capital requirements involves judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments.
Under the market approach, Level 1 and 2 inputs are used when measuring fair value. In the application of the market approach, the Guideline Public Company ("GPC") method of appraisal is based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing a closely held entity. A value multiple or ratio relates a stock’s market price to the reported accounting data such as revenue, earnings, and book value. These ratios provide an objective basis for measuring the market’s perception of a stock’s fair value. Value ratios generally reflect the trends in growth, performance and stability of the financial results of operations. In this way, the business and financial risks exhibited by an industry or group of companies can be viewed in relation to market values. Value ratios also reflect the market’s outlook for the economy as a whole. Guideline companies provide a reasonable basis for comparison to the relative investment characteristics of the company being valued. The Company analyzes the relationships between the guideline companies' asset size, profitability, asset quality and capital ratios and applies a control premium to the selected guideline company multiples. The control premium is management's estimate of how much a market participant would be willing to pay over the fair market value in consideration of synergies and other benefits that flow from control of the entity. The GPC method using trading activity of publicly traded companies that are most similar to the Company may also be considered when the banking industry has a sufficient level of mergers and acquisitions activity
The results of the income and market approaches may be weighted to determine the concluded fair value of the reporting unit. The weighting is judgmental and is based on the perceived level of appropriateness of the valuation methodology. Estimating the fair value involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods and require management to further evaluate goodwill for impairment.
Other-Than-Temporary Impairment. In estimating other-than-temporary impairment of securities, securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary. In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Company intends to sell or expect that it is more likely than not that it will be required to sell the security before an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).
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
Recently Announced Branch Optimization Initiative
On February 23, 2021, the Company announced the implementation of strategic initiatives to improve the Bank’s financial performance and to position the Bank for continued profitable growth. The Bank intends to optimize its current branch network through the consolidation of six branches and the possible divestiture of others, while expanding technology and infrastructure investments in its remaining locations. The decision was the result of a comprehensive internal study that measured branch performance by comparing financial and non-financial indicators to growth opportunities, while evolving changes in consumer preferences, largely driven by the global pandemic, led to an acceleration of branch optimization efforts. The Bank plans to provide affected customers with details to ensure a seamless transition with minimal disruption to their daily banking needs.
Management believes this initiative is an important first step to improve the Bank’s operations, and to provide enhanced efficiency and production capabilities. The Bank has also engaged with third-party workflow optimization experts to assist in implementing a number of robotic process automations and more effective sales management that it expects will improve operational efficiencies in the near and long-term. These efforts will likely result in additional innovations designed to improve growth prospects for the Bank as customer preferences for mobile and other technology-based services evolve.
In connection with the branch consolidations and the other branch optimization initiatives, the Company anticipates non-recurring pre-tax costs during 2021 of up to $6.1 million. This estimated cost excludes the impact of any premium from sale of branches, and assumes no salvage value, lease termination, severance, and other costs associated with the consolidations or sales; however, the Company does anticipate some recovery of these costs over time. The Company expects an annual reduction in pre-tax operating expenses in 2021 of approximately $1.5 million, along with $3.0 million of ongoing pre-tax cost savings as a result of the implementation of the branch optimization initiatives.
COVID-19 Pandemic
The ongoing COVID-19 pandemic has caused significant disruption in the local, national and global economies and financial markets. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter in place requirements in the states and communities across our market.
Employee Matters and Branch Offices. Throughout the COVID-19 pandemic, the Company has been committed to the health and safety of out customers and employees. As COVID-19 unfolded, specific actions were taken to protect employees through work-at-home arrangements as well as social distancing measures for those working in our offices. Branch traffic has been mostly limited to drive-thru and special appointments with minimal disruption to our customers or employee productivity. We outfitted our branches with protective barriers and continue to provide our staff with personal protective equipment. No employee layoffs occurred. In addition, a 10% premium pay program was instituted from April 2020 to June 2020 and additional paid time off was provided to employees. Our information technology infrastructure has afforded us the ability to work remotely with little interruption as we continue to service the needs of our clients.
Government Response. In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve has taken a number of actions that have significantly affected the financial markets, including actions intended to result in substantial decreases in market interest rates. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds range by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the FRB further reduced the target federal funds range by 100 basis points to 0% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by COVID-19. On March 22, 2020, the FRB announced that it would continue its quantitative easing program in amounts necessary to support the smooth functioning of markets for Treasury securities and agency MBS. We expect that these reductions in interest rates, among other actions of the FRB and the Federal government generally, especially if prolonged, could adversely affect our net interest income, compress our margins and impact our overall profitability. At the December 2020 meeting, the FRB elected to hold the target federal funds rate at 0% to 0.25% and officials expects rates to remain near zero through 2023.
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
PPP was designed to help small businesses keep their workforce employed and cover expenses during the COVID-19 crisis. Under the PPP, participating SBA and other qualifying lenders originated loans to eligible businesses that are fully guaranteed by the SBA as to principal and accrued interest, have more favorable terms than traditional SBA loans and may be forgiven if the proceeds are used by the borrower for certain eligible purposes. PPP loans have an interest rate of 1% per annum. Loans issued prior to June 5, 2020 have a term to maturity of two-years and loans issued after June 5, 2020 have a term to maturity of five-years. Loan payments were deferred for six months. The Bank received a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which was offset by a 0.75% third-party servicing agent fee.
In 2020, the Bank originated 639 PPP loans totaling $71.0 million. Among the largest sectors impacted were $15.6 million in loans for health care and social assistance, $12.6 million for construction and specialty-trade contractors, $6.1 million for professional and technical services, $6.1 million for retail trade, $5.1 million for wholesale trade, $4.6 million for manufacturing and $3.4 million for restaurant and food services. Net deferred origination fees were $2.2 million, of which $1.1 million was recognized during year ended December 31, 2020. Processing of PPP loan forgiveness began in the fourth quarter of 2020 and at December 31, 2020, PPP loans totaled $55.1 million. All PPP loans are classified as commercial and industrial loans. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.
On December 27, 2020, the Consolidated Appropriations Act (2021) was enacted and provides an additional $900 billion in pandemic-related relief aimed to bolster the economy, provide relief to small businesses and the unemployed, deliver additional stimulus checks to individuals and provide funding for COVID-19 testing and the administration of vaccines while also extending certain provisions of the original CARES Act stimulus package.
The SBA reopened the PPP the week of January 11, 2021 and began accepting applications for both First Draw and Second Draw PPP Loans. Second Draw PPP Loans are available for certain eligible borrowers that previously received a PPP loan. A Second Draw PPP Loan has the same general terms as the First Draw PPP Loan. A borrower is generally eligible for a Second Draw PPP Loan if the borrower previously received a First Draw PPP Loan and will or has used the full amount only for authorized uses, has no more than 300 employees, and can demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. For most borrowers, the maximum amount of a Second Draw PPP Loan is 2.5x average monthly 2019 or 2020 payroll costs up to $2.0 million. Loan payments will be deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 weeks or 24 weeks). For PPP loans made on or after December 27, 2020, the lender’s processing fee from the SBA is the lesser of 50% or $2,500 for loans up to $50,000, 5% for loans greater than $50,000 and up to $350,000, 3% for loans greater than $350,000 and less than $2.0 million and 1% for loans of at least $2.0 million. As of February 28, 2021, the Bank received 181 applications totaling $26.7 million with total estimated processing fees of $1.2 million.
Section 4013 of the CARES Act and regulatory guidance promulgated by federal banking regulators provides temporary relief from accounting and financial reporting requirements for TDRs regarding certain loan modifications related to COVID-19. Specifically, the CARES Act provides that the Bank may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and suspend any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. The Company has worked with its borrowers impacted by COVID-19 to defer payments. The Bank provides borrower support and relief through short-term loan forbearance options by primarily allowing: (a) deferral of three- to six-months of payments;

or (b) for consumer loans not secured by a real estate mortgage, three months of interest-only payments that also extends the maturity date of the loan by three months. In certain circumstances, additional deferral periods were granted.
The following table provides details of loans in forbearance at the dates indicated.

	December 31, 2020			September 30, 2020			June 30, 2020
	Number of Loans	Amount	Percent of Portfolio	Number of Loans	Amount	Percent of Portfolio	Number of Loans	Amount	Percent of Portfolio
(Dollars in Thousands)

Real Estate:
Residential	4	$749	0.2%	11	$1,242	0.4%	163	$23,653	6.9%
Commercial	8	19,818	5.3	9	13,885	3.9	111	105,117	30.0
Construction	1	1,958	2.7	1	7,162	10.4	6	15,518	26.6
Commercial and Industrial	5	1,219	1.0	1	122	0.1	76	15,697	10.5
Consumer	13	356	0.3	12	295	0.3	170	3,447	2.9
Other	—	—	—	—	—	—	1	2,504	11.2
Total Loans in Forbearance	31	$24,100	2.3%	34	$22,706	2.2%	527	$165,936	15.9%
Loans on deferral at December 31, 2020 include the following:
•Hotels - three commercial real estate loans totaling $8.2 million and a $2.0 million construction loan.
•Office and retail space - two commercial real estate loans totaling $8.3 million.
•One business relationship that rents equipment, supplies and other materials for events comprised three commercial real estate loans totaling $3.3 million, and five commercial and industrial loans totaling $1.2 million
The majority of the commercial real estate loans, construction loans and commercial and industrial loans are on deferral for six months through July 2021.
The following table sets forth details at December 31, 2020 of industries considered at higher risk and negatively impacted by the COVID-19 pandemic:

	Industry				Forbearance
	Weighted Average Risk Rating (1)	Industry Amount	As a Percent of Total Risk Based Capital	As a Percent of Loan Class	Number of Loans	Weighted Average Risk Rating (1)	Forbearance Amount	As a Percent of Industry
(Dollars in Thousands)

Commercial Real Estate - Owner Occupied:
Retail	3.4	$27,240	22.6%	7.3%	1	4.0	$2,760	10.1%

Commercial Real Estate - Nonowner Occupied:
Retail	3.9	68,655	57.0	18.4	—	—	—	—
Hotels	5.3	24,832	20.6	6.6	3	5.9	8,246	33.2

Construction - Commercial Real Estate:
Retail	4.0	10,925	9.1	15.0	—	—	—	—
Hotels	4.7	5,798	4.8	8.0	1	6.0	1,958	33.8

Total:
Retail	3.8	106,820	88.6		1	4.0	2,760
Hotels	5.2	30,630	25.4		4	5.9	10,204
(1) Loan risk ratings of 1-4 are considered a pass-rated credit, 5 is special mention, 6 is substandard, 7 is doubtful and 8 is loss.

Comparison of Financial Condition at December 31, 2020 and 2019
Assets. Total assets increased $95.2 million, or 7.2%, to $1.42 billion at December 31, 2020, compared to $1.32 billion at December 31, 2019.
•Cash and due from banks increased $80.7 million, or 100.6%, to $160.9 million at December 31, 2020, compared to $80.2 million at December 31, 2019.
•Securities decreased $52.0 million, or 26.3%, to $145.4 million at December 31, 2020, compared to $197.4 million at December 31, 2019. This was primarily the result of $104.1 million of paydowns on mortgage-backed securities and calls of U.S. government agency and municipal securities due to the market interest rate decreases that occurred in light of the COVID-19 pandemic. In addition, there was the purchase of $69.0 million of mortgage-backed securities and U.S. government agency securities partially offset by $18.0 million of mortgage-backed securities sales to recognize gains on higher-interest securities that were paying down quicker than expected. In addition, there was a $1.0 million increase in the market value of the debt securities portfolio attributed to market interest rate decreases and $267,000 loss in market value in the equity securities portfolio, which is primarily comprised of bank stocks.
•Total loans increased $92.3 million to $1.04 billion at December 31, 2020 and represented 9.7% annualized growth. Loan growth was primarily due to originating PPP loans totaling $71.0 million, mainly in the second quarter of 2020, which included $2.2 million in net deferred origination fees. $1.1 million of origination fees were unearned as of December 31, 2020 and are expected to be earned ratably over the remaining life of the loan or immediately upon receipt of funds from the SBA for forgiveness. $1.1 million of net origination fees were earned in 2020. In October 2020, the SBA began processing loan forgiveness and PPP loans totaled $55.1 million at December 31, 2020. Excluding the impact of PPP loans, organic loan growth was $37.2 million and represented an annualized growth rate of 3.9% as of December 31, 2020. 2020 loan growth was experienced through net funding of $37.0 million in construction loans and $22.2 million in commercial real estate loans. Excluding the impact of PPP loans, average loans for the year ended December 31, 2020 increased $48.9 million compared to the year ended December 31, 2019.
•The allowance for loan losses was $12.8 million at December 31, 2020 compared to $9.9 million at December 31, 2019. This reflects a $4.0 million 2020 provision for loan loss primarily due to a net increase in qualitative factors related to economic and industry conditions to account for the adverse economic impact of COVID-19 and an increase in historical loss factors from a $931,000 commercial real estate loan charge-off in the fourth quarter of 2020. This charge-off was related to a hotel loan. As a result, the allowance for loan losses to total loans increased from 1.04% at December 31, 2019 to 1.22% at December 31, 2020. No allowance was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee. The allowance for loan losses to total loans, excluding PPP loans, was 1.29% at December 31, 2020. Refer to “Explanation of Use of Non-GAAP Financial Measures” at the end of this section.
•Net charge-offs were $1.1 million, or 0.11%, to average loans on an annualized basis, for the year ended December 31, 2020, due to a $931,000 commercial real estate loan charge-off noted previously. Net charge-offs were $416,000, or 0.05% to average loans on an annualized basis, for the year ended December 31, 2019, respectively. Net charge-offs were primarily attributable to indirect automobile loans in the prior period.
•Nonperforming loans were $14.5 million at December 31, 2020 compared to $5.4 million at December 31, 2019. Nonperforming loans to total loans ratio was 1.39% at December 31, 2020 compared to 0.57% at December 31, 2019. Nonaccrual loans increased primarily as a result of two commercial real estate loans (hotels) with a total principal balance of $6.9 million at December 31, 2020, and one commercial and industrial loan relationship totaling $1.3 million at December 31, 2020 that were downgraded to substandard-rated.
Liabilities. Total liabilities increased $111.8 million, or 9.6%, to $1.28 billion at December 31, 2020 compared to $1.17 billion at December 31, 2019.
•Deposits benefited from PPP loan originations and to a lesser extent government stimulus payments and increased $106.2 million to $1.22 billion as of December 31, 2020 compared to $1.12 billion at December 31, 2019. Noninterest bearing demand deposits, NOW accounts and savings accounts increased $73.4 million, $27.8 million and $18.2 million, respectively, partially offset by a decrease of $29.7 million in time deposits. The impact of the PPP loans that were originated and the proceeds of which were initially deposited at the Bank was approximately $54.8 million. Consumer’s tendency to save and lack of spending as a result of the pandemic were also driving factors in the increase. Annualized deposit growth rate was 9.5% including PPP loan deposits and 4.6% without PPP loan deposits, representing organic deposit growth. Average total deposits increased $62.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily in noninterest-bearing demand deposits.
•Short-term borrowings increased $10.5 million, or 34.3%, to $41.1 million at December 31, 2020, compared to $30.6 million at December 31, 2019. At December 31, 2020 and 2019, short-term borrowings were comprised entirely of securities sold under agreements to repurchase. The increase is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase.
•Other borrowed funds decreased $6.0 million to $8.0 million at December 31, 2020 due to Federal Home Loan Bank borrowings that matured in the current period.
Stockholders’ Equity. Stockholders’ equity decreased $16.6 million, or 11.0%, to $134.5 million at December 31, 2020, compared to $151.1 million at December 31, 2019.
•Net loss was $10.6 million for the year ended December 31, 2020.
•Accumulated other comprehensive income increased $756,000 primarily due to market interest rate conditions in the current period on the Bank’s available-for-sale debt securities.
•The Company paid $5.2 million in dividends to common stockholders in the current year.
•Primarily as part of the Company’s stock repurchase program, the Company repurchased 68,434 shares of common stock totaling $1.9 million in the current year. COVID-19 prompted the Company to announce on March 19, 2020 that the stock repurchase program was suspended until further notice to preserve excess capital in support of the Bank’s business of providing financial services to its customers and communities. The program expired on November 24, 2020.
•Book value per share was $24.76 at December 31, 2020 compared to $27.65 at December 31, 2019, a decrease of $2.89 primarily due to goodwill impairment. Tangible book value per share (Non-GAAP) increased $0.90, or 4.4%, to $21.42 compared to $20.52 at December 31, 2019. Refer to “Explanation of Use of Non-GAAP Financial Measures” at the end of this section.
Comparison of Operating Results for the Years Ended December 31, 2020 and 2019
Overview. Results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 were as follows.

Year Ended December 31,	2020	2019
(Dollars in Thousands, Except Per Share Data)

Net (Loss) Income (GAAP)	$(10,640)	$14,327
(Loss) Earnings per Common Share - Diluted (GAAP)	$(1.97)	$2.63
Return on Average Assets (GAAP)	(0.77)%	1.09%
Return on Average Equity (GAAP)	(7.18)	9.89
Efficiency Ratio (GAAP)	110.50	67.57

Excluding Non-Recurring Items (Non-GAAP) (1):
Adjusted Net Income (Non-GAAP) (1)	$8,797	$13,016
Adjusted Earnings per Common Share - Diluted (Non-GAAP) (1)	$1.63	$2.39
Adjusted Return on Average Assets (Non-GAAP) (1)	0.64%	0.99%
Adjusted Return on Average Equity (Non-GAAP) (1)	5.94	8.98
Adjusted Efficiency Ratio (Non-GAAP)	68.14	63.83
(1)    Refer to Explanation of Use of Non-GAAP Financial Measures in this Report for the calculation of the measure and reconciliation to the most comparable GAAP measure.
Annual results were impacted by the following significant non-recurring items:
•The Company conducted a goodwill impairment analysis at September 30, 2020 and determined that $18.7 million of goodwill was deemed impaired and written off for the year ended December 31, 2020, reducing goodwill to $9.7 million at December 31, 2020. This non-cash charge was deemed non-core and had no impact on the Company’s tangible equity, cash flows, liquidity or regulatory capital.
•The Company incurred a pre-tax non-cash impairment of fixed assets of $1.1 million for the year ended December 31, 2020 as a result of the previously announced Monessen branch closure. The property was written down by $884,000 to its fair value of $240,000 in the third quarter of 2020 and was subsequently donated in the fourth quarter of 2020 with the remaining $240,000 written off.
•The Company recognized a one-time income tax benefit of $1.3 million for the year ended December 31, 2019 related to the reversal of a valuation allowance for an alternative minimum tax credit carryforward.

Net Interest Income. Net interest income decreased $1.3 million, or 2.9%, to $41.9 million for the year ended December 31, 2020 compared to $43.2 million for the year ended December 31, 2019.
Interest and dividend income decreased $3.6 million, or 7.0%, to $47.5 million for the year ended December 31, 2020 compared to $51.0 million for the year ended December 31, 2019.
•Interest income on loans decreased $293,000, or 0.7%, to $42.9 million for the year ended December 31, 2020 compared to $43.2 million for the year ended December 31, 2019. Although average loans increased $94.6 million, primarily driven by PPP loans, commercial loans and mortgage loans; the loan yield for the year ended December 31, 2020 decreased 47 bps compared to the year ended December 31, 2019. The current period loan yield was significantly impacted by the 150 bp decline in the Wall Street Journal Prime Rate in March 2020, which resulted in an immediate decrease in interest rates on adjustable rate loans linked to that index and further impacted new loan rates. In addition, PPP loans decreased the loan yield approximately 4 bps in the current year. $1.1 million in net origination fees and $470,000 of loan interest income were recognized in the current year on PPP loans.
•Interest income on taxable investment securities decreased $2.0 million, or 35.9%, to $3.6 million for the year ended December 31, 2020 compared to $5.6 million for the year ended December 31, 2019 driven by a $58.0 million decrease in average investment securities primarily from significant calls of U.S. government agency securities and paydowns on mortgage-backed securities in a declining interest rate environment, which were replaced with lower-yielding securities. In addition, $17.9 million of securities were sold in the second quarter of 2020 to recognize gains on higher-interest mortgage-backed securities that were paying down quicker than expected. Current period yield benefited from approximately $231,000 in discount accretion from U.S. government agency calls.
•Interest income on tax-exempt investment securities decreased $239,000, or 39.3%, to $369,000 for the year ended December 31, 2020 compared to $608,000 for the year ended December 31, 2019 primarily driven by a decrease of $9.1 million in average balance from municipal securities calls.
•Interest from other interest-earning assets, which primarily consists of interest-earning cash, decreased $995,000, or 65.8% for the year ended December 31, 2020 compared to the year ended December 31, 2019 even though average balances increased $48.9 million primarily related to funds received from investment securities and deposit activity. The impact on interest income was primarily due to declines on interest rates earned on deposits at other financial institutions, which resulted in a 218 bp decrease in average yield.
Interest expense decreased $2.3 million, or 29.2%, to $5.6 million for the year ended December 31, 2020 compared to $7.9 million for the year ended December 31, 2019.
•Interest expense on deposits decreased $2.1 million, or 29.2%, to $5.2 million for the year ended December 31, 2020 compared to $7.3 million for the year ended December 31, 2019. While average interest-bearing deposits increased $16.0 million, interest rate declines for all products driven by pandemic-related interest rate cuts and efforts to control pricing resulted in a 27 bp decrease (26.7)% in average cost compared to the year ended December 31, 2019.
•Interest expense on short-term borrowings decreased $50,000, or 26.7%, to $137,000 for the year ended December 31, 2020 compared to $187,000 for the year ended December 31, 2019 primarily due to a 26 bp decrease in average cost on securities sold under agreements to repurchase.
•Interest expense on other borrowed funds decreased $113,000, or 30.8%, or $254,000 for the year ended December 31, 2020 compared to $367,000 for the year ended December 31, 2019 primarily due to maturity of FHLB long-term advances in the current year that were not replaced, which resulted in a $6.1 million decrease in average balance.
Provision for Loan Losses. The provision for loan losses was $4.0 million for the year ended December 31, 2020, compared to $725,000 for the year ended December 31, 2019. The pandemic resulted in an increase in unemployment and recessionary economic conditions in the current year. Based on evaluation of the macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis were increased in the current year primarily related to economic trends and industry conditions as a result of the pandemic and vulnerable industries such as hospitality, retail and restaurants. In addition, an increase in commercial real estate loans and increase in the historical loss factor related to the hotel loan charge-off combined to increase commercial real estate loan reserves.
Noninterest Income. Noninterest income increased $904,000, or 10.6%, to $9.5 million for the year ended December 31, 2020, compared to $8.6 million for the year ended December 31, 2019.
•Service fees decreased $286,000 to $2.2 million for the year ended December 31, 2020, compared to $2.5 million for the year ended December 31, 2019 due to decreases in overdraft fees and customer usage from the pandemic.
•Insurance commissions increased $354,000, or 7.8%, to $4.9 million for the year ended December 31, 2020, compared to $4.5 million for the year ended December 31, 2019 due to an increase in both commercial and personal line policies partially offset by a $48,000 decrease in contingency fees.

•Other commissions increased $107,000, or 28.8%, to $479,000 for the year ended December 31, 2020, compared to $372,000 for the year ended December 31, 2019 due to a vendor bonus received for reaching certain volume quotas.
•Net gain on sales of loans was $1.4 million in the current period compared to $266,000 in the prior period primarily due to increased mortgage loan production from refinances driven by reduced interest rates, which were sold to reduce interest rate risk on lower yielding, long-term assets.
•Net gain on securities was $233,000 for the year ended December 31, 2020, compared to $140,000 for the year ended December 31, 2019. Net gain on sales of securities was $500,000 in the current period to recognize gains on higher-interest mortgage-backed securities that were paying down quicker than expected compared to a net loss of $50,000 in the prior period. The Company’s equity securities, which are primarily comprised of bank stocks, reflected a decline in value of $267,000 for the current period primarily from the impact of COVID-19 on the banking industry.
•The Company recorded a $61,000 net loss on disposal of fixed assets in the current year, of which $48,000 related to the sale of the former EU headquarters.
•There was a $460,000 decrease in other (loss) income as a result of an increase in amortization on mortgage servicing rights combined with a $303,000 temporary impairment on mortgage servicing rights recognized in the current period due to a decline in the interest rate environment that caused increased prepayment speeds and resulted in a decrease in fair value of the serviced mortgage portfolio.
Noninterest Expense. Noninterest expense increased $21.8 million, or 62.4%, to $56.8 million for the year ended December 31, 2020 compared to $35.0 million for the year ended December 31, 2019. This was primarily impacted by goodwill impairment of $18.7 million and writedown on fixed assets of $1.1 million as previously noted. Excluding the impact of these non-cash charges, noninterest expense increased $2.0 million, or 5.7% to $37.0 million for the year ended December 31, 2020 compared to $35.0 million for the year ended December 31, 2019.
•Salaries and employee benefits increased $496,000 for the year ended December 31, 2020 compared to $19.3 million for the year ended December 31, 2019. The Company recognized approximately $560,000 of one-time payments and related taxes and benefits from the transition and retention of a permanent CEO for the year ended December 31, 2020. Additionally, the increase is related to approximately $258,000 of expense from the Community Bank Cares 10% premium pay during the pandemic and $107,000 increase in restricted stock expense in the current period related to grants in December 2019. This was partially offset by a $407,000 one-time payment that reduced employee benefits from health insurance claims exceeding our stop-loss limit for the 2019 plan year and change from a self-funded to a fully insured plan. Final calculation of the stop loss payment was completed 90 days after the end of the plan year. Also the Company benefited from deferred employee-related loan origination costs associated with PPP loans.Salaries and employee benefits increased $1.2 million to $19.3 million for the year ended December 31, 2019, primarily due to additional employees, salary increases, and employee group health insurance as a direct result of the FWVB merger.
•Occupancy expense increased $112,000 to $2.8 million for the year ended December 31, 2020 compared to $2.7 million for the year ended December 31, 2019. The increase was primarily related to a one-time $84,000 early lease termination payment from the Bethlehem branch closure and an increase in property management costs.
•Equipment expense decreased $167,000 to $935,000 for the year ended December 31, 2020 compared to $1.1 million for the year ended December 31, 2019 as the result of decrease in depreciation and repairs and maintenance.
•Data processing increased $260,000 to $1.8 million for the year ended December 31, 2020 compared to $1.6 million for the year ended December 31, 2019 primarily due to technology investments.
•FDIC assessment expense increased $426,000 to $837,000 for the year ended December 31, 2020 compared to $411,000 for the year ended December 31, 2019 due to $308,000 of deposit insurance fund credits approved for banks with less than $10 billion in assets recognized in the prior period. In addition, the net loss recognized in 2020 primarily due to goodwill impairment negatively impacted the assessment rate in the current period resulting in an increased FDIC assessment.
•Contracted services increased $787,000 to $2.0 million for the year ended December 31, 2020 compared to $1.3 million for the year ended December 31, 2019, primarily due to temporary employees hired to assist with PPP loan processing and consultants used to assist in core infrastructure improvements. In addition, consulting fees in the current period associated with the search for a permanent CEO were $177,000.
•Legal fees and professional fees increased $64,000 to $752,000 for the year ended December 31, 2020 compared to $688,000 for the year ended December 31, 2019 due to fees associated with the transition and retention of a permanent CEO.
•Advertising decreased $67,000 to $664,000 for the year ended December 31, 2020 compared to $731,000 for the year ended December 31, 2019 due to reduced marketing initiatives during the pandemic.

Income Tax Expense. Income tax expense decreased $481,000 to $1.2 million for the year ended December 31, 2020, compared to $1.7 million for the year ended December 31, 2019. Excluding the impact of goodwill impairment, income before income tax expense decreased $5.6 million in the current year.
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

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for 2020, 2019 and 2018. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	2020			2019
Year Ended December 31,	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
(Dollars in Thousands)

Assets:
Interest-Earning Assets:
Loans, Net	$1,008,401	$43,013	4.27%	$913,785	$43,302	4.74%
Securities
Taxable	138,015	3,619	2.62	196,049	5,649	2.88
Tax Exempt	14,244	450	3.16	23,342	733	3.14
Equity Securities	2,585	79	3.06	2,530	86	3.40
Other Interest-Earning Assets	105,588	517	0.49	56,665	1,512	2.67
Total Interest-Earning Assets	1,268,833	47,678	3.76	1,192,371	51,282	4.30
Noninterest-Earning Assets	109,241			119,054
Total Assets	$1,378,074			$1,311,425

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$240,372	590	0.25%	$222,148	1,182	0.53%
Savings	227,277	188	0.08	215,798	507	0.23
Money Market	187,095	708	0.38	181,985	1,040	0.57
Time Deposits	203,128	3,686	1.81	221,904	4,574	2.06
Total Interest-Bearing Deposits	857,872	5,172	0.60	841,835	7,303	0.87
Short-term Borrowings:
Securities Sold Under Agreement to Repurchase	37,819	137	0.36	29,976	187	0.62
Other Borrowed Funds	11,328	254	2.24	17,460	367	2.10
Total Interest-Bearing Liabilities	907,019	5,563	0.61	889,271	7,857	0.88
Noninterest-Bearing Demand Deposits	313,858			267,311
Other Liabilities	9,065			9,940
Total Liabilities	1,229,942			1,166,522
Stockholders' Equity	148,132			144,903
Total Liabilities and Stockholders' Equity	$1,378,074			$1,311,425

Net Interest Income		$42,115			$43,425
Net Interest Rate Spread (FTE) (Non-GAAP) (1)(4)			3.15%			3.42%
Net Interest-Earning Assets (2)	$361,814			$303,100
Net Interest Margin (FTE) (Non-GAAP) (3)(4)			3.32			3.64
Average Equity to Average Assets			10.75			11.05
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			139.89			134.08
(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)Refer to Explanation of Use of Non-GAAP Financial Measures in this Report for the calculation of the measure and reconciliation to the most comparable GAAP measure.

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

	Year Ended December 31, 2020 Compared To Year Ended December 31, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in Thousands)

Interest and Dividend Income:
Loans, net	$4,224	$(4,513)	$(289)
Securities:
Taxable	(1,555)	(475)	(2,030)
Tax-Exempt	(288)	5	(283)
Equity Securities	2	(9)	(7)
Other Interest-Earning Assets	759	(1,754)	(995)
Total Interest-Earning Assets	3,142	(6,746)	(3,604)

Interest Expense:
Deposits	183	(2,314)	(2,131)
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	40	(90)	(50)
Other Borrowed Funds	(136)	23	(113)
Total Interest-Bearing Liabilities	87	(2,381)	(2,294)
Change in Net Interest Income	$3,055	$(4,365)	$(1,310)
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

The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

Year Ended December 31,	2020	2019	2018
(Dollars in Thousands)

Interest Income per Consolidated Statement of Operations (GAAP)	$47,467	$51,031	$43,626
Adjustment to FTE Basis	211	251	355
Interest Income (FTE) (Non-GAAP)	47,678	51,282	43,981
Interest Expense per Consolidated Statement of Operations (GAAP)	5,563	7,857	5,949
Net Interest Income (FTE) (Non-GAAP)	$42,115	$43,425	$38,032

Net Interest Rate Spread (GAAP)	3.13%	3.40%	3.37%
Adjustment to FTE Basis	0.02	0.02	0.03
Net Interest Rate Spread (FTE) (Non-GAAP)	3.15%	3.42%	3.40%

Net Interest Margin (GAAP)	3.30%	3.62%	3.55%
Adjustment to FTE Basis	0.02	0.02	0.04
Net Interest Margin (FTE) (Non-GAAP)	3.32%	3.64%	3.59%
Non-GAAP adjusted items impacting the Company's financial performance are identified to assist investors in analyzing the Company’s operating results on the same basis as that applied by management. Non-GAAP adjusted items reflect non-cash charges related to goodwill impairment and a writedown on fixed assets from the Monessen branch closure.

Year Ended December 31,	2020	2019
(Dollars in Thousands, Except Share and Per Share Data)

Net Income (Loss) (GAAP)	$(10,640)	$14,327

Non-Cash Charges:
Goodwill Impairment	18,693	—
Writedown on Fixed Assets	1,124	—
Income Tax Valuation Allowance Reversal	—	(1,311)
Tax Effect	(380)	—
Adjusted Net Income (Non-GAAP)	$8,797	$13,016

Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,406,290	5,448,761

Earnings (Loss) per Common Share - Diluted (GAAP)	$(1.97)	$2.63
Goodwill Impairment	3.46	—
Writedown on Fixed Assets	0.21	—
Income Tax Valuation Allowance Reversal	—	(0.24)
Tax Effect	(0.07)	—
Adjusted Earnings per Common Share - Diluted (Non-GAAP)	$1.63	$2.39

Net Income (Loss) (GAAP) (Numerator)	$(10,640)	$14,327

Annualization Factor	1.00	1.00

Average Assets (Denominator)	1,378,074	1,311,425

Return on Average Assets (GAAP)	(0.77)%	1.09%

Adjusted Net Income (Non-GAAP) (Numerator)	$8,797	$13,016

Annualization Factor	1.00	1.00

Average Assets (Denominator)	1,378,074	1,311,425

Adjusted Return on Average Assets (Non-GAAP)	0.64%	0.99%

Year Ended December 31,	2020	2019
(Dollars in Thousands)

Net Income (Loss) (GAAP) (Numerator)	$(10,640)	$14,327

Annualization Factor	1.00	1.00

Average Equity (Denominator)	148,132	144,903

Adjusted Return on Average Equity (GAAP)	(7.18)%	9.89%

Adjusted Net Income (Loss) (GAAP) (Numerator)	$8,797	$13,016

Annualization Factor	1.00	1.00

Average Equity (Denominator)	148,132	144,903

Adjusted Return on Average Equity (Non-GAAP)	5.94%	8.98%
Adjusted efficiency ratio excludes the effect of certain non-recurring or non-cash items and represents adjusted noninterest expense divided by adjusted operating revenue. The Company evaluates its operational efficiency based on its adjusted efficiency ratio and believes it provides additional perspective on its ongoing performance as well as peer comparability.

Year Ended December 31,	2020	2019
(Dollars in Thousands)

Noninterest expense (GAAP) (Numerator)	$56,767	$34,960

Net Interest and Dividend Income (GAAP)	41,904	43,174
Noninterest Income (GAAP)	9,471	8,567
Operating Revenue (GAAP) (Denominator)	51,375	51,741
Efficiency Ratio (GAAP)	110.50%	67.57%

Noninterest expense (GAAP)	$56,767	$34,960
Less:
Other Real Estate Owned (Income)	(69)	(103)
Amortization of Intangible Assets	2,128	2,127
Goodwill Impairment	18,693	—
Writedown on Fixed Assets	1,124	—
Adjusted Noninterest Expense (Non-GAAP) (Numerator)	$34,891	$32,936

Net Interest and Dividend Income (GAAP)	41,904	43,174
Noninterest Income (GAAP)	9,471	8,567
Less:
Net Gain on Securities	233	140
Net (Loss) Gain on Disposal of Fixed Assets	(61)	2
Adjusted Noninterest Income (Non-GAAP)	9,299	8,425
Adjusted Operating Revenue (Non-GAAP) (Denominator)	51,203	51,599
Adjusted Efficiency Ratio (Non-GAAP)	68.14%	63.83%

Allowance for loan losses to total loans, excluding PPP loans, is a non-GAAP measure that serves as a useful measurement to evaluate the allowance for loan losses without the impact of SBA guaranteed loans.

December 31,	2020	2019
(Dollars in Thousands)

Allowance for Loan Losses (Numerator)	$12,771	$9,867

Total Loans	1,044,753	952,496
PPP Loans	(55,096)	—
Total Loans, Excluding PPP Loans (Non-GAAP) (Denominator)	$989,657	$952,496

Allowance for Loan Losses to Total Loans (GAAP)	1.22%	1.04%
Allowance for Loan Losses to Total Loans, Excluding PPP Loans (Non-GAAP)	1.29%	1.04%
Tangible book value per common share is a non-GAAP measure and is calculated based on tangible common equity divided by period-end common shares outstanding. Tangible common equity to tangible assets is a non-GAAP measure and is calculated based on tangible common equity divided by tangible assets. We believe these non-GAAP measures serve as useful tools to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

December 31,	2020	2019
(Dollars in Thousands, Except Share and Per Share Data)

Stockholders' Equity (GAAP) (Numerator)	$134,530	$151,097
Goodwill and Other Intangible Assets, Net	(18,131)	(38,952)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$116,399	$112,145

Common Shares Outstanding (Denominator)	5,434,374	5,463,828

Book Value per Common Share (GAAP)	$24.76	$27.65
Tangible Book Value per Common Share (Non-GAAP)	$21.42	$20.52
Liquidity
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
The ability to predict the impact of COVID-19 on the Company’s liquidity with any precision is difficult and depends on many factors beyond our control. The market area implemented state-wide shelter-in-place orders and closed all but essential businesses and certain government restrictions remain in effect. The far-reaching consequences of these actions and the crisis is unknown and will largely depend on the extent and length of the recession combined with how quickly the economy can fully re-open. As of December 31, 2020, 85.5% of loans that were in deferral at June 30, 2020 have returned to their regular payment schedule, but any additional forbearance that may be needed could significantly impact our sources of funds from loan cash flows.
The Bank regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Bank believes that it had sufficient liquidity at December 31, 2020, to satisfy its short- and long-term liquidity needs at that date.
The Bank’s most liquid assets are cash and due from banks, which totaled $160.9 million at December 31, 2020. Unpledged securities, which provide an additional source of liquidity, totaled $24.2 million. In addition, the Bank maintains a credit arrangement with the FHLB with a maximum borrowing limit of approximately $421.5 million and available borrowing capacity of $320.8 million as of December 31, 2020. $90.3 million was utilized toward standby letters of credit to collateralize public deposits in excess of the level insured by the FDIC and $8.0 million was utilized for advances. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on on $564.7 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. The Bank also maintains a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $91.5 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by $133.8 million of commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of December 31, 2020.
At December 31, 2020, the Bank had funding commitments totaling $168.4 million, consisting primarily of commitments to originate loans, unused lines of credit and letters of credit.
At December 31, 2020, certificates of deposit due within one year of that date totaled $87.6 million, or 46.1% of total certificates of deposit. If these certificates of deposit do not remain with the Bank, the Bank will be required to seek other sources of funds. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Bank believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Bank can attract and retain deposits by adjusting the interest rates offered.
The Bank’s primary investing activities are the origination of loans and the purchase of securities. For the year ended December 31, 2020, the Bank originated $465.7 million in loans, including $71.0 million of PPP loans, compared to $357.4 million for the year ended December 31, 2019.
The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to stockholders and for other corporate purposes. At December 31, 2020, the Company (on an unconsolidated basis) had liquid assets of $4.9 million.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily and anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.
Capital Resources
At December 31, 2020 and 2019, respectively, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action. At December 31, 2020, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent risk weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at the dates indicated.

	2020		2019
December 31,	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$108,950	11.79%	$101,703	11.43%
For Capital Adequacy Purposes	41,598	4.50	40,050	4.50
To Be Well Capitalized	60,086	6.50	57,851	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	108,950	11.79	101,703	11.43
For Capital Adequacy Purposes	55,464	6.00	53,401	6.00
To Be Well Capitalized	73,952	8.00	71,201	8.00

Total Capital (to Risk-Weighted Assets)
Actual	120,520	13.04	111,570	12.54
For Capital Adequacy Purposes	73,952	8.00	71,201	8.00
To Be Well Capitalized	92,440	10.00	89,001	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	108,950	7.81	101,703	7.85
For Capital Adequacy Purposes	55,765	4.00	51,838	4.00
To Be Well Capitalized	69,706	5.00	64,798	5.00

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
The following tables present certain of our contractual obligations at December 31, 2020.

Payment Due by Period	Total	Less Than Or Equal to One Year	More Than One to Three Years	More Than Three to Five Years	More Than Five Years
(Dollars in Thousands)

Certificates of deposit	$190,013	$87,638	$78,764	$19,495	$4,116
Other Borrowed Funds	8,000	2,000	6,000	—	—
Operating Lease Obligations	1,334	356	429	185	364
Total	$199,347	$89,994	$85,193	$19,680	$4,480
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
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
Management of Interest Rate Risk. The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the Company’s most significant form of market risk is interest rate risk and a principal part of its business strategy is to manage interest rate risk by reducing the exposure of net interest income to changes in market interest rates. Accordingly, the Company’s Board has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in the Company’s assets and liabilities, for determining the level of risk that is appropriate given the Company’s business strategy, operating environment, capital, liquidity and performance objectives; and for managing this risk consistent with the guidelines approved by the Board. Senior management monitors the level of interest rate risk and the Asset/Liability Management Committee meets on a quarterly basis to review its asset/liability policies and position and interest rate risk position, and to discuss and implement interest rate risk strategies.
The Company monitors interest rate risk through the use of a simulation model. The quarterly reports developed in the simulation model assist the Company in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within the Company’s policy guidelines. This quantitative analysis measures interest rate risk from both a capital and earnings perspective. With regard to earnings, movements in interest rates and the shape of the yield curve significantly influence the amount of net interest income that is recognized. Movements in market interest rates significantly influence the spread between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities. Our internal interest rate risk analysis calculates the sensitivity of our projected net interest income over a one year period utilizing a static balance sheet assumption through which incoming and outgoing asset and liability cash flows are reinvested into similar instruments. Product pricing and earning asset prepayment speeds are adjusted for each rate scenario.
With regard to capital, our internal interest rate risk analysis calculates the sensitivity of our economic value of equity (“EVE”) ratio to movements in interest rates. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. The degree to which the EVE ratio changes for any hypothetical interest rate scenario from its base case measurement is a reflection of an institution’s sensitivity to interest rate risk.

For both net interset income and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates such as that experienced in the current rate environment at December 31, 2020.
The table below sets forth, as of December 31, 2020, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Income at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in Thousands)

+300	$153,955	$12,231	8.6%	11.67%	168	$46,766	$10,074	27.5%
+200	153,206	11,482	8.1	11.32	133	44,128	7,436	20.3
+100	150,548	8,824	6.2	10.84	85	40,424	3,732	10.2
Flat	141,724	—	—	9.99	—	36,692	—	—
-100	142,066	342	0.2	9.92	(7)	34,216	(2,476)	(6.7)
Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in EVE and net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the table presented assumes that the composition of the Company’s interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and net interest income and will differ from actual results. EVE calculations also may not reflect the fair values of financial instruments. For example, changes in market interest rates can increase the fair values of the Company’s loans, deposits and borrowings.
ITEM 8.    Financial Statements and Supplementary Data
The Financial Statements are included in Part IV, Item 15 of this Report.
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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
(b)Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020, based on that framework.
(c)Changes to Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    Other Information
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference in the Proxy Statement for the 2021 Annual Meeting.
ITEM 11.    Executive Compensation
Information required by this item is incorporated by reference in the Proxy Statement for the 2021 Annual Meeting.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference in the Proxy Statement for the 2021 Annual Meeting.
ITEM 13.    Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated by reference in the Proxy Statement for the 2021 Annual Meeting.
ITEM 14.    Principal Accountant Fees and Services
Information required by this item is incorporated by reference in the Proxy Statement for the 2021 Annual Meeting.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The financial statements filed as a part of this Form 10-K are:
	(A)	Report of Independent Registered Public Accounting Firm;
	(B)	Consolidated Statement of Financial Condition at December 31, 2020 and 2019;
	(C)	Consolidated Statement of Operations for the Years Ended December 31, 2020 and 2019;
	(D)	Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2020 and 2019;
	(E)	Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2020 and 2019;
	(F)	Consolidated Statement of Cash Flows for the Years Ended December 31, 2020 and 2019; and
	(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits
	3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)
	3.2	Bylaws of CB Financial Services, Inc. (2)
	4.1	Form of Stock Certificate of CB Financial Services, Inc. (1)
	4.2	Description of Registrant's Securities
	10.1	Employment Agreement by and between Community Bank and John H. Montgomery (3)
	10.2	Employment Agreement by and between Community Bank and Ralph Burchianti (4)
	10.3	Employment Agreement by and between Community Bank and Jamie L. Prah (5)
	10.4	Employment Agreement by and among Community Bank, Exchange Underwriters, Inc., and Richard B. Boyer dated April 14, 2014 (1)
	10.5	Employment Agreement by and between Community Bank and Ralph J. Sommers, Jr. (6)
	10.6	Executive Consultant Agreement by and among CB Financial Services, Inc., Community Bank and Barron P. McCune, Jr. (7)
	10.7	Separation and Release Agreement by and among CB Financial Services, Inc., between Community Bank and Patrick G. O’Brien (8)
	10.8	Split Dollar Life Insurance Agreement by and between Community Bank and John H. Montgomery, dated November 2, 2020 (9)
	10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)
	10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002, by and between First Federal Savings Bank and Richard B. Boyer (10)
	10.11	Amendment dated as of July 19, 2002, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (11)
	10.12	Amendment dated as of September 13, 2005, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (12)
	10.13	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph J. Sommers, Jr., dated April 1, 2005 (1)
	10.14	Split Dollar Life Insurance Agreement by and between Community Bank and Barron P. McCune, Jr., dated April 1, 2005 (1)
	10.15	CB Financial Services, Inc., 2015 Equity Incentive Plan (13)
	21	Subsidiaries
	23	Consent of Baker Tilly US, LLP
	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.

	104	Cover Page Interactive Data File (embedded in Inline XBRL contained in Exhibit 101)
(1)    Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196749).
(2)    Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2020.

(3)    Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 14, 2020.
(4)    Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(5)    Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 24, 2020.
(6)    Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.
(7)    Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 14, 2020.
(8)    Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 9, 2020.
(9)    Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 6, 2020.
(10)    Incorporated herein by reference to Exhibit 10.11 to FedFirst Financial Corporation’s Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004.
(11)    Incorporated herein by reference to Exhibit 10.2 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(12)    Incorporated herein by reference to Exhibit 10.4 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(13)    Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 16, 2015.
ITEM 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.

Date: March 17, 2021	By:	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John H. Montgomery	By:	/s/ Jamie L. Prah
	John H. Montgomery		Jamie L. Prah
	President and Chief Executive Officer and		Executive Vice President and Chief Financial Officer
	Director		(Principal Financial Officer)
	Date: March 17, 2021		Date: March 17, 2021

By:	/s/ Mark E. Fox	By:	/s/ Charles R. Guthrie
	Mark E. Fox		Charles R. Guthrie, CPA
	Director (Chairman of the Board)		Director (Vice Chairman of the Board)
	Date: March 17, 2021		Date: March 17, 2021

By:	/s/ Karl G. Baily	By:	/s/ Jonathan A. Bedway
	Karl G. Baily		Jonathan A. Bedway
	Director		Director
	Date: March 17, 2021		Date: March 17, 2021

By:	/s/ Richard B. Boyer	By:	/s/ Ralph Burchianti
	Richard B. Boyer		Ralph Burchianti
	Director		Senior Executive Vice President and
	Date: March 17, 2021		Chief Credit Officer and Director
Date: March 17, 2021

By:	/s/ William C. Groves	By:	/s/ Joseph N. Headlee
	William C. Groves		Joseph N. Headlee
	Director		Director
	Date: March 17, 2021		Date: March 17, 2021

By:	/s/ John J. LaCarte	By:	/s/ Roberta Robinson Olejasz
	John J. LaCarte		Roberta Robinson Olejasz
	Director		Director
	Date: March 17, 2021		Date: March 17, 2021

By:	/s/ William G. Petroplus	By:	/s/ David F. Pollock
	William G. Petroplus		David F. Pollock
	Director		Director
	Date: March 17, 2021		Date: March 17, 2021

By:	/s/ Ralph J. Sommers, Jr.	By:	/s/ John M. Swiatek
	Ralph J. Sommers, Jr.		John M. Swiatek
	Director		Director
	Date: March 17, 2021		Date: March 17, 2021

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
CB Financial Services, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of CB Financial Services, Inc. and Subsidiary (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance For Loan Losses – Qualitative Factors – Refer to Notes 1 and 4 to the Consolidated Financial Statements

Critical Audit Matter Description
As disclosed in Note 4 to the Company's consolidated financial statements, the Company's loan portfolio totaled $1,044,753,000 as of December 31, 2020, and the related allowance for loan losses was $12,771,000. As described in Note 1 and 4, the allowance for loan losses consists of two components: (1) the specific component, consisting of the valuation allowance for loans individually evaluated for impairment (“specific component”), representing $649,000; and (2) the general component, consisting of the valuation allowance for pools of loans with similar risk characteristics collectively evaluated for impairment (“general component”), representing $12,122,000. The general component is further broken down between reserves assigned to each pool of loans based on both historical net charge-off experience ($2,098,000), and qualitative and environmental factors ($10,024,000) (“qualitative factors”) for changes not reflected in the historical loss experience.
The determination of the qualitative factors adjustments involves significant estimates based on subjective assumptions that require a high degree of management judgment relating to how those assumptions impact probable incurred credit losses within the loan portfolio. Management has designed and evaluated the following qualitative factors: (1) levels and trends in delinquency and impaired loans; (2) levels and trends in net charge-offs, (3) trends in volume and terms of loans; (4) change in underwriting, policies, procedures, practices and key personnel; (5) national and local economic trends; (6) industry conditions, and (7) effects of changes in high-risk credit circumstances. Changes in these assumptions could have a material effect on the allowance for loan losses.
The allowance for loan losses is an accounting estimate with significant measurement uncertainty and involves the application of significant judgment by management. Therefore, a high degree of auditor judgment and significant auditor effort was required in evaluating the audit evidence obtained related to the qualitative factor adjustments used by management in the calculation. We identified the estimate of the general reserves qualitative factors of the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment.

How the Critical Audit Matter was Addressed in the Audit
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of internal controls relating to the evaluation of the assumptions and inputs used to evaluate the qualitative loss factors, including controls addressing:
◦Management's review of the underlying data inputs used in the determination of qualitative loss factor adjustments for completeness and accuracy.
◦Management's determination of impaired loans that have been excluded from the general reserve component of the allowance for loan losses.
◦Management's review of the conclusions reached related to the qualitative and quantitative loss factors and the resulting allocation to the allowance for loan losses.
•Substantively testing the appropriateness of the judgments and assumptions used in management's estimation process for developing the qualitative loss factor adjustments, including:
◦Assessing whether all relevant factors have been considered that affect the collectability of the loan portfolio.
◦Evaluating the completeness, accuracy, and relevance of underlying internal and external data inputs used as a basis for the qualitative loss factor adjustments and corroborating these inputs by comparing to the Company's lending practices, historical loan portfolio performance, and third-party macroeconomic data.
◦Evaluating the propriety of impaired loans excluded from the general reserve component of the allowance for loan losses.
◦Testing the mathematical accuracy of the allocation of qualitative loss factors to the appropriate loan categories.

Goodwill Impairment Evaluation – Refer to Notes 1 and 6 to the Consolidated Financial Statements

Critical Audit Matter Description
For the year ended December 31, 2020, the Company recorded a pre-tax goodwill impairment charge of $18.7 million, which relates to the Company's community banking reporting unit. As discussed in Notes 1 and 6 to the consolidated financial statements, goodwill is tested for impairment on the basis of community banking reporting unit at least annually, or more frequently as events occur or circumstances change. In the third quarter of fiscal year 2020, the Company assessed relevant events and circumstances and determined it was appropriate to perform an impairment test. In performing the test, management used both a market capitalization approach and discounted cash flow approach to determine the estimated fair value of the community banking reporting unit. The results of these two approaches were equally weighted at 50% each. As a result of this analysis, management determined that the carrying value of the community banking reporting unit exceeded its fair value resulting in the recognition of a goodwill impairment charge.
Auditing management's goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the estimated fair value of the community banking reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the Company's financial forecast, the discount rate, cost synergies and terminal growth rate, which are affected by expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.

How the Critical Audit Matter was Addressed in the Audit
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of internal controls relating to the evaluation of the assumptions and inputs used to estimate the fair value of the Company's community banking reporting unit, including controls addressing:
◦Management's review of the accuracy and reasonableness of the prospective financial information used in the discounted cash flow analysis.
◦Management's evaluation of the key assumptions and inputs used by a third-party valuation specialist, including discount rate, terminal growth rate, control premium, and market comparable entities, as well as the weighting assigned to each of the valuation methodologies used to determine fair value.
•Substantively testing, with the support of auditor employed valuation specialists, the appropriateness of the judgments and assumptions used in management's estimation process for determining the fair value of the Company's community banking reporting unit including:
◦Testing the mathematical accuracy of the calculations performed.
◦Assessing the historical accuracy of management's financial forecasts by comparing prior budgets to actual results.
◦Evaluating the appropriateness of the valuation methodologies used, discount rate, cost synergies, terminal growth rate, control premium, market comparable entities and overall reasonableness of the fair value calculation.
◦Comparing the significant assumptions used by management to current industry and economic trends, current and historical performance of the community banking reporting unit, and other relevant factors.
◦Performing sensitivity analyses to evaluate the impact that changes in the significant assumptions used by management would have on the fair value of the reporting unit.
◦Testing management's reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2006.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)
Pittsburgh, Pennsylvania
March 17, 2021

Consolidated Statement of Financial Condition

December 31,	2020	2019
(Dollars in Thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$145,636	$68,798
Non-Interest Bearing	15,275	11,419
Total Cash and Due From Banks	160,911	80,217

Securities:
Available-for-Sale Debt Securities, at Fair Value	142,897	194,675
Equity Securities, at Fair Value	2,503	2,710
Total Securities	145,400	197,385

Loans (Net of Allowance for Loan Losses of $12,771 and $9,867 at December 31, 2020 and 2019, Respectively)	1,031,982	942,629
Premises and Equipment, Net	20,302	22,282
Bank-Owned Life Insurance	24,779	24,222
Goodwill	9,732	28,425
Intangible Assets, Net	8,399	10,527
Accrued Interest Receivable and Other Assets	15,215	15,850
TOTAL ASSETS	$1,416,720	$1,321,537

LIABILITIES
Deposits:
Demand Deposits	$340,569	$267,152
NOW Accounts	259,870	232,099
Money Market Accounts	199,029	182,428
Savings Accounts	235,088	216,924
Time Deposits	190,013	219,756
Total Deposits	1,224,569	1,118,359

Short-Term Borrowings	41,055	30,571
Other Borrowed Funds	8,000	14,000
Accrued Interest Payable and Other Liabilities	8,566	7,510
TOTAL LIABILITIES	1,282,190	1,170,440

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 Shares Issued and 5,434,374 and 5,463,828 Shares Outstanding, Respectively	2,367	2,367
Capital Surplus	82,723	82,971
Retained Earnings	51,132	66,955
Treasury Stock, at Cost (246,619 and 217,165 Shares, Respectively)	(5,094)	(3,842)
Accumulated Other Comprehensive Income	3,402	2,646
TOTAL STOCKHOLDERS' EQUITY	134,530	151,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,416,720	$1,321,537
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Operations

Year Ended December 31,	2020	2019
(Dollars in Thousands, except per share and share data)

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$42,883	$43,176
Securities:
Taxable	3,619	5,649
Tax-Exempt	369	608
Dividends	79	86
Other Interest and Dividend Income	517	1,512
TOTAL INTEREST AND DIVIDEND INCOME	47,467	51,031

INTEREST EXPENSE
Deposits	5,172	7,303
Short-Term Borrowings	137	187
Other Borrowed Funds	254	367
TOTAL INTEREST EXPENSE	5,563	7,857

NET INTEREST INCOME	41,904	43,174
Provision For Loan Losses	4,000	725
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,904	42,449

NONINTEREST INCOME
Service Fees on Deposits	2,206	2,492
Insurance Commissions	4,878	4,524
Other Commissions	479	372
Net Gain on Sales of Loans	1,391	266
Net Gain on Securities	233	140
Net Gain on Purchased Tax Credits	62	35
Net (Loss) Gain on Disposal of Fixed Assets	(61)	2
Income from Bank-Owned Life Insurance	557	550
Other (Loss) Income	(274)	186
TOTAL NONINTEREST INCOME	9,471	8,567

NONINTEREST EXPENSE
Salaries and Employee Benefits	19,809	19,313
Occupancy	2,797	2,685
Equipment	935	1,102
Data Processing	1,843	1,583
FDIC Assessment	837	411
PA Shares Tax	1,313	999
Contracted Services	2,048	1,261
Legal Fees	752	688
Advertising	664	731
Other Real Estate Owned (Income)	(69)	(103)
Amortization of Core Deposit Intangible	2,128	2,127
Goodwill Impairment	18,693	—
Writedown of Fixed Assets	1,124	—
Other	3,893	4,163
TOTAL NONINTEREST EXPENSE	56,767	34,960

(Loss) Income Before Income Tax Expense	(9,392)	16,056
Income Tax Expense	1,248	1,729
NET (LOSS) INCOME	$(10,640)	$14,327

(LOSS) EARNINGS PER SHARE
Basic	$(1.97)	$2.64
Diluted	(1.97)	2.63

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,406,290	5,434,649
Diluted	5,406,290	5,448,761
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Comprehensive (Loss) Income

Year Ended December 31,	2020	2019
(Dollars in Thousands)

Net (Loss) Income	$(10,640)	$14,327

Other Comprehensive Income:
Change in Unrealized Gain on Available-for-Sale Debt Securities	1,446	5,151
Income Tax Effect	(304)	(1,104)

Reclassification Adjustment for (Gain) Loss on Sale of Debt Securities Included in Net (Loss) Income (1)	(489)	50
Income Tax Effect (2)	103	(11)
Other Comprehensive Income, Net of Income Tax Effect	756	4,086
Total Comprehensive (Loss) Income	$(9,884)	$18,413
(1)Reported in Net Gain on Securities on the Consolidated Statement of Operations.
(2)Reported in Income Taxes on the Consolidated Statement of Operations.
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Changes in Stockholders’ Equity

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Dollars in Thousands, Except Per Share and Share Data)

December 31, 2018	5,680,993	2,367	$83,225	57,843	$(4,370)	$(1,440)	$137,625
Net Income	—	—	—	14,327	—	—	14,327
Other Comprehensive Income	—	—	—	—	—	4,086	4,086
Restricted Stock Awards Forfeited	—	—	8	—	(8)	—	—
Restricted Stock Awards Granted	—	—	(590)	—	590	—	—
Stock-Based Compensation Expense	—	—	323	—	—	—	323
Exercise of Stock Options	—	—	5	—	17	—	22
Treasury Stock Purchased, at Cost (2,411 shares)	—	—	—	—	(71)	—	(71)
Dividends Declared ($0.96 per share)	—	—	—	(5,215)	—	—	(5,215)
December 31, 2019	5,680,993	2,367	82,971	66,955	(3,842)	2,646	151,097
Net Loss	—	—	—	(10,640)	—	—	(10,640)
Other Comprehensive Income	—	—	—	—	—	756	756
Restricted Stock Awards Forfeited	—	—	119	—	(119)	—	—
Restricted Stock Awards Granted	—	—	(869)	—	869	—	—
Stock-Based Compensation Expense	—	—	498	—	—	—	498
Exercise of Stock Options	—	—	4	—	(82)	—	(78)
Treasury Stock Purchased, at Cost (68,434 shares)	—	—	—	—	(1,920)	—	(1,920)
Dividends Declared ($0.96 per share)	—	—	—	(5,183)	—	—	(5,183)
December 31, 2020	5,680,993	$2,367	$82,723	$51,132	$(5,094)	$3,402	$134,530
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Cash Flows

Year Ended December 31,	2020	2019
(Dollars in Thousands)

OPERATING ACTIVITIES
Net (Loss) Income	$(10,640)	$14,327
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided By Operating Activities:
Net Amortization (Accretion) on Securities	24	(182)
Depreciation and Amortization	3,340	3,728
Provision for Loan Losses	4,000	725
Goodwill Impairment	18,693	—
Writedown on Fixed Assets	1,124	—
Loss (Gain) on Equity Securities	267	(190)
(Gain) Loss on Securities	(500)	50
Gain on Purchased Tax Credits	(62)	(35)
Income from Bank-Owned Life Insurance	(557)	(550)
Proceeds From Mortgage Loans Sold	33,446	10,999
Originations of Mortgage Loans for Sale	(32,055)	(10,733)
Gain on Sales of Loans	(1,391)	(266)
Loss on Sales of Other Real Estate Owned	18	6
Noncash Expense for Stock-Based Compensation	498	323
(Increase) Decrease in Accrued Interest Receivable	(575)	139
Loss (Gain) on Disposal of Fixed Assets	61	(2)
Decrease in Deferred Income Tax	(237)	(614)
(Decrease) Increase in Taxes Payable	(858)	411
Payments on Operating Leases	(515)	(418)
(Decrease) Increase in Accrued Interest Payable	(220)	393
Other, Net	216	(241)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,077	17,870

INVESTING ACTIVITIES
Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	104,111	54,289
Purchases of Securities	(68,962)	(50,202)
Proceeds from Sales of Securities	18,002	29,460
Net Increase in Loans	(89,594)	(44,272)
Purchase of Premises and Equipment	(322)	(48)
Proceeds from Disposal of Premises and Equipment	26	—
Asset Acquisition of a Customer List	—	(900)
Proceeds From Sales of Other Real Estate Owned	171	1,135
Decrease in Restricted Equity Securities	(328)	253
Acquisition of Bank-Owned Life Insurance	—	(750)
NET CASH USED IN INVESTING ACTIVITIES	(36,896)	(11,035)

FINANCING ACTIVITIES
Net Increase in Deposits	106,210	31,701
Net Increase (Decrease) in Short-Term Borrowings	10,484	(408)
Principal Payments on Other Borrowed Funds	(6,000)	(6,000)
Cash Dividends Paid	(5,183)	(5,215)
Treasury Stock, Purchases at Cost	(1,920)	(71)
Exercise of Stock Options	(78)	22
NET CASH PROVIDED BY FINANCING ACTIVITIES	103,513	20,029
INCREASE IN CASH AND CASH EQUIVALENTS	80,694	26,864
CASH AND DUE FROM BANKS AT BEGINNING OF THE YEAR	80,217	53,353
CASH AND DUE FROM BANKS AT END OF THE YEAR	$160,911	$80,217

The accompanying notes are an integral part of these consolidated financial statements

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for:
Interest on Deposits and Borrowings (Including Interest Credited to Deposit Accounts of $5,384 and $6,903, Respectively)	$5,783	$7,464
Income Taxes	3,010	2,785

SUPPLEMENTAL NONCASH DISCLOSURE:
Real Estate Acquired in Settlement of Loans	165	457
Non-cash Transaction for Income Tax Receivable	1,311	—
Non-cash Transaction Related to Loan Payoff Receivable	—	3,490
Right of Use ("ROU") Asset Recognized	435	1,706
Lease Liability Recognized	435	1,712
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc., and its wholly owned subsidiary, Community Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Exchange Underwriters, Inc. (“Exchange Underwriters” or “EU”). CB Financial Services, Inc., Community Bank and Exchange Underwriters, Inc. are collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated in consolidation.
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest income on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest and dividend income on securities, insurance commissions, and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from 15 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, six offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, a full-service, independent insurance agency.
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2020 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
As previously disclosed by the Company on February 23, 2021, the Company announced the implementation of strategic initiatives to improve the Bank’s financial performance and to position the Bank for continued profitable growth. The Bank intends to optimize its current branch network through the consolidation of six branches and the possible divestiture of others, while expanding technology and infrastructure investments in its remaining locations. The decision was the result of a comprehensive internal study that measured branch performance by comparing financial and non-financial indicators to growth opportunities, while evolving changes in consumer preferences, largely driven by the global pandemic, led to an acceleration of branch optimization efforts. The branch optimization, which is expected to be completed in 2021, will result in the Company incurring restructuring related expenses predominantly from branch consolidations, lease termination and severance costs.
Use of Estimates
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statement of Financial Condition, and income and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to fair value of securities available for sale, determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, other-than-temporary impairment evaluations of securities, the valuation of deferred tax assets and the evaluation of goodwill and core deposit intangible impairment.
Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected, and may continue to adversely affect, local, national and global economic activity. The spread of the outbreak has caused significant disruptions to the U.S. economy, significant reductions in the targeted federal funds rate and has disrupted banking and other financial activity in the areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. On December 27, 2020, the Consolidated Appropriations Act (2021) was enacted and provides an additional $900 billion in pandemic-related relief aimed to bolster the economy, provide relief to small businesses and the unemployed, deliver additional stimulus checks to individuals and provide funding for COVID-19 testing and the administration of vaccines while also extending certain provisions of the original CARES Act stimulus package.
The reduction in interest rates and other effects of the COVID-19 pandemic may continue to materially and adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions, including estimates regarding the allowance for loan losses, impairment of loans, impairment of securities and additional impairment of goodwill. As the vaccine rollout continues, the Company continues to operate while taking steps to ensure the safety of employees and clients; however, COVID-19 could potentially create widespread business continuity issues for the Company.
The extent to which the COVID-19 pandemic will continue to impact the Company’s business, financial condition and results of operations in future periods will depend on future developments, including the scope and duration of the pandemic and and additional actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions the Company may take as may be required by government authorities or that the Company determines is in the best interests of its employees and clients. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.
Revenue Recognition
Income on loans and securities is recognized as earned on the accrual method. Gains and losses on sales of mortgages are based on the difference between the selling price and the carrying value of the related mortgage sold.
The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Accounting Standards Codification ("ASC") Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.
The Company’s revenue from contracts with customers within the scope of ASC Topic 606 is recognized within Noninterest Income with the exception of Other Real Estate Owned (“OREO”) Income, which is accounted for in Noninterest Expense. The following narrative describes the Company’s revenue streams accounted for under the guidance of ASC Topic 606:
Service Fees: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees include services fees for ATM usage, stop payment charges, statement production, ACH and wire fees, which are recognized into income at the occurrence of an executed transaction and the point in time the Company fulfills the customer’s request. Account maintenance fees, which are primarily based on monthly maintenance activities, are earned over the course of the month, and satisfy the Company’s performance obligation. Overdraft fees are recognized as the overdrafts on customer’s accounts are incurred. The services fees are automatically withdrawn from the customer’s account balance per their account agreement with the Company. In addition, the Company earns interchange fees from debit/credit cardholder transactions conducted through the applicable payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The Company currently does not offer a cardholder rewards program.
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
Other Commissions: The Company earns other commissions, such as wealth management referral fees, check sales and safe deposit box rentals to customers. The wealth management referral fees are earned as a referral when a bank customer initiates a customer relationship with an associated wealth management firm. These fees fulfill the contract/agreement between the Company and the wealth management firm. Check sales are recognized as customers contact the Company for check supplies or the customer initiates the check order through the Company website to our third-party check company. These commissions are recognized as the third-party check company satisfies the contract of providing check stock to our customers. Safe deposit box rental income is recognized on a monthly basis, per each contract agreement with our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
customers. The safe deposit box income is automatically withdrawn from the customer’s deposit account on a monthly basis as this revenue is earned by the contract.
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
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. At December 31, 2020, the Company’s business activities are comprised of two operating segments, which are community banking and insurance brokerage services. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that segment reporting information related to EU (Insurance Brokerage Services segment) is required to be presented because the segment has adopted a board of directors that conducts board meetings independent from the Company. In addition, the segment comprises a significant amount to total noninterest income, even though the segment is less than 10% of the combined assets of the Company. See Note 19 – Segment Reporting and Related Information for more information.
Securities
Securities are classified at the time of purchase, based on management’s intentions and ability, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and the ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and recognized as adjustments to interest income. Unrealized holding gains and losses for available-for-sale debt securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Equity securities are measured at fair value with the change in fair value recognized in Net Gain on Securities of the noninterest income category in the Consolidated Statement of Operations. Realized securities gains and losses, if any, are computed using the specific identification method. Interest and dividends on securities are recognized as income when earned.
Declines in the fair value of individual securities below amortized cost that are other-than-temporary result in write-downs of the individual securities to their fair value. In estimating other-than-temporary impairment of securities, securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary. In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Company intends to sell or expect that it is more likely than not that it will be required to sell the security before an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).
Common stock of the Federal Home Loan Bank (“FHLB”) and of Atlantic Community Bankers’ Bank (“ACBB”) represent ownership in organizations that are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in ASC Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Included in accrued interest and other assets are FHLB stock of $3.9 million and $3.6 million at December 31, 2020 and 2019, respectively, and ACBB stock of $85,000 at December 31, 2020 and 2019.
The Company periodically evaluates its FHLB restricted stock for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at December 31, 2020, and, therefore, determined that FHLB stock was not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In the normal course of business, the Company modifies loan terms for various reasons. These reasons may include a retention strategy to compete in the current interest rate environment, and to extend a loan term and re-amortize to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered a troubled debt restructuring (“TDR”) when the Company has determined that the borrower is experiencing financial difficulties and the Company grants a concession to the borrower, except for an insignificant delay in payment. TDRs typically are the result of loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The Company evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination a credit review is performed to assess the ability of the borrower to meet their obligations.
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
Section 4013 of the CARES Act and regulatory guidance promulgated by federal banking regulators provide temporary relief from accounting and financial reporting requirements for TDRs regarding certain short-term loan modifications related to COVID-19. Specifically, the CARES Act provides that the Bank may elect to suspend the requirements under GAAP for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
certain loan modifications that would otherwise be categorized as a TDR and suspend any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Any modification involving a loan that was not more than 30 days past due as of December 31, 2019 and that occurs beginning on March 1, 2020 and ends on the earlier of January 1, 2022 (as extended by the Consolidated Appropriations Act, 2021) or the date that is 60 days after the termination date of the national emergency related to the COVID-19 outbreak qualify for this exception, including a forbearance arrangement, interest rate modification, repayment plan or any other similar arrangement that defers or delays the payment of principal or interest.
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
The Bank offered forbearance options for borrowers impacted by COVID-19 that provide a short-term delay in payment by primarily allowing: (a) deferral of three to six months of payments; or (b) for consumer loans not secured by a real estate mortgage, three months of interest-only payments that also extends the maturity date of the loan by three months. During the forbearance period, the borrower is not considered delinquent for credit bureau reporting purposes. The Company has elected the practical expedients related to TDRs that are available in the CARES Act and interagency guidance as an entity-wide accounting policy and does not consider any of the forbearance agreements TDRs, delinquent, or nonaccrual.
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
The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Generally, management considers all substandard-, doubtful-, and loss-rated loans, nonaccrual loans, and TDRs for impairment. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The maximum period without payment that typically can occur before a loan is considered for impairment is 90 days. Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recorded in a specific valuation allowance. This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered nonaccrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exists, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated.
The general allowance component covers pools of homogeneous loans by loan class. Management determines historical loss experience for each segment of loans using the two-year rolling average of the net charge-off data within each segment. Qualitative and environmental factors are also considered that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience, and include levels and trends in delinquency and impaired loans; levels and trends in net charge-offs, trends in volume and terms of loans; change in underwriting, policies, procedures, practices and key personnel; national and local economic trends; industry conditions, and effects of changes in high-risk credit circumstances. The qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in the portfolio and economy. An unallocated component, which is a part of the general allowance component, is maintained to cover uncertainties that could affect the Company’s estimate of probable losses.
Loans that were acquired in previous mergers, were recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the acquired loans was estimated by management with the assistance of a third-party valuation specialist.
For performing loans acquired in a merger, the excess of expected cash flows over the estimated fair value, at acquisition, is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount, which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.
The Company grants commercial, residential, and other consumer loans to customers throughout southwestern Pennsylvania in Greene, Washington, Allegheny, Fayette and Westmoreland Counties; West Virginia in Brooke, Marshall, Ohio, Upshur and Wetzel Counties; and Belmont County in Ohio. Although the Company had a diversified loan portfolio at December 31, 2020 and 2019, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties within the tri-state region footprint.
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
Real Estate Owned
Real estate owned acquired in settlement of foreclosed loans is carried as a component of Other Assets at the lower of cost or fair value, less estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against noninterest expense. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. Real estate owned was $208,000 and $233,000 at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019, respectively. Of these amounts, $0 and $41,000 represent residential loans at December 31, 2020 and 2019, respectively. Residential loans in process of foreclosure were $806,000 and $1.1 million at December 31, 2020 and 2019, respectively.
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
Determining the fair value of a reporting unit under the goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. In 2019, the Company adopted Accounting Standards Update (“ASU”) 2017-04 whereby the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a step one impairment test is unnecessary. An entity also has the option to bypass the qualitative assessment for any reporting unit and proceed directly to the first step of impairment testing. The Company recorded goodwill impairment of $18.7 million for the year ended December 31, 2020 and did not record any goodwill impairment for the year ended December 31, 2019.
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles acquired in mergers, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing at last annually. The amortization expense represents the estimated decline in value of the underlying asset. Core deposit intangibles are primarily amortized over 6.5 to 9 years on the straight-line method. Customer renewal lists are amortized over their estimated useful lives of 9.5 years. We monitor other intangibles for impairment and evaluate carrying amounts, as necessary. Estimates and assumptions are used in determining the fair value of other intangible assets. There were no events or changes in circumstances indicating impairment of other intangible assets at December 31, 2020.
Future events could cause us to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment. Any resulting impairment could have a material adverse impact on the Company’s financial condition and results of operations. Refer to Note 6—Goodwill and Intangible Assets for additional details.
Mortgage Servicing Rights (“MSRs”)
The Company has agreements for the express purpose of selling loans in the secondary market. The Company maintains all servicing rights for these loans. MSRs are recognized when commitments are made to fund a loan to be sold and are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in proportion to sold mortgages that are serviced and are included in Accrued Interest Receivable and Other Assets on the accompanying Consolidated Statement of Financial Condition.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against servicing fee income in Other (Loss) Income of the noninterest income category in the Consolidated Statement of Operations.
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
Comprehensive (Loss) Income
Comprehensive (loss) income consists of net (loss) income and other comprehensive income. Other comprehensive income is comprised of unrealized holding gains on available-for-sale debt securities, net of tax.
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
ASC Topic 718, Compensation – Stock Compensation, requires recognizing the compensation cost in the financial statements for stock-based payment transactions. Stock option expense is measured based on the grant date fair value of the stock options issued. The per share fair value of stock options granted is calculated using the Black-Scholes-Merton option pricing model, using assumptions for expected life, expected dividend yield, risk-free interest rate and an expected volatility. The Company uses the simplified method to determine the expected term because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The stock option exercise price is equal to the market value on the date of grant. Restricted stock award expense is measured based on the market price of the Company’s common stock at the date of the grant. Unrecognized compensation expense is recognized ratably over the remaining service period, generally defined as the vesting period, for all nonvested restricted stock awards and stock options. Restricted stock awards and stock options are typically granted with a five years vesting period at a vesting rate of 20% per year. The contractual life of stock options is typically 10 years from the date of grant.
Cash Flow Information
The Company has defined cash equivalents as those amounts due from depository institutions, interest-bearing deposits with other banks with maturities of less than 90 days, and federal funds sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2019, FASB issued ASU 2019-12, Income taxes (Topic 740); Simplifying the Accounting for Income Taxes. ASU 2019-12 provides amendments intended to reduce the cost and complexity in accounting for income taxes while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 removes the following exceptions from ASC 740, Income Taxes: (i) exceptions to the incremental approach for intraperiod tax allocation; (ii) exceptions to accounting for basis differences when a foreign subsidiary becomes an equity method investment or a foreign equity method investment become a subsidiary; and (iii) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 provides the following amendments that simplify and improve guidance with Topic 740: (i) franchise taxes that are based partially on income; (ii) transactions that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; (iv) enacted changes in tax laws in interim periods; and (v) employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 2—(LOSS) EARNINGS PER SHARE
There are no convertible securities, which would affect the numerator in calculating basic and diluted earnings per share; therefore, net (loss) income as presented on the Consolidated Statement of Operations is used as the numerator.
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

Year Ended December 31,	2020	2019
(Dollars in Thousands, Except Share and Per Share Data)

Net (Loss) Income	$(10,640)	$14,327

Weighted-Average Basic Common Shares Outstanding	5,406,290	5,434,649
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	—	14,112
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,406,290	5,448,761

(Loss) Earnings per share:
Basic	$(1.97)	$2.64
Diluted	(1.97)	2.63
The dilutive effect on weighted average diluted common shares outstanding is the result of outstanding stock options and nonvested restricted stock. The following table presents for the periods indicated (a) options to purchase shares of common stock that were outstanding but not included in the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares for the period, and (b) shares of restricted stock awards that were not included in the computation of diluted earnings per share because the hypothetical repurchase of shares under the treasury stock method exceeded the weighted average nonvested restricted awards, therefore the effects would be anti-dilutive.

Year Ended December 31,	2020	2019
Stock Options	218,683	87,071
Restricted Stock	76,190	33,350
When there is a net loss for the period, the exercise or conversion of any potential shares increases the number of shares in the denominator and results in a lower loss per share. In that situation, the potential shares are antidilutive and not included in the Company's loss per share calculation. Therefore, if there is a net loss, diluted loss per share is the same as basic loss per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3—SECURITIES
The amortized cost and fair value of securities available-for-sale as of the dates indicated are as follows:

	2020
December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$41,994	$12	$(595)	$41,411
Obligations of States and Political Subdivisions	20,672	1,321	—	21,993
Mortgage-Backed Securities - Government-Sponsored Enterprises	75,900	3,593	—	79,493
Total Available-for-Sale Debt Securities	$138,566	$4,926	$(595)	142,897

Equity Securities:
Mutual Funds				1,019
Other				1,484
Total Equity Securities				2,503
Total Securities				$145,400

	2019
December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$47,993	$227	$(164)	$48,056
Obligations of States and Political Subdivisions	25,026	819	(2)	25,843
Mortgage-Backed Securities - Government-Sponsored Enterprises	118,282	2,601	(107)	120,776
Total Available-for-Sale Debt Securities	$191,301	$3,647	$(273)	194,675

Equity Securities:
Mutual Funds				997
Other				1,713
Total Equity Securities				2,710
Total Securities				$197,385
The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	2020
	Less than 12 months			12 Months or Greater			Total
December 31,	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	7	$32,399	$(595)	—	$—	$—	7	$32,399	$(595)
Total	7	$32,399	$(595)	—	$—	$—	7	$32,399	$(595)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019
	Less than 12 months			12 Months or Greater			Total
December 31,	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	6	$16,116	$(83)	6	$13,938	$(81)	12	$30,054	$(164)
Obligations of States and Political Subdivisions	—	—	—	1	509	(2)	1	509	(2)
Mortgage-Backed Securities - Government Sponsored Enterprises	7	20,003	(104)	1	1,711	(3)	8	21,714	(107)
Total	13	$36,119	$(187)	8	$16,158	$(86)	21	$52,277	$(273)
For debt securities, the Company does not believe any individual unrealized loss as of December 31, 2020 or 2019, represents an other-than-temporary impairment. The securities that are temporarily impaired at December 31, 2020 and 2019, relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Securities available-for-sale with a fair value of $119.7 million and $151.2 million at December 31, 2020 and 2019, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.
The scheduled maturities of securities available-for-sale are summarized as follows:

	2020
December 31,	Amortized Cost	Fair Value
(Dollars in Thousands)

Due after One Year through Five Years	$4,301	$4,366
Due after Five Years through Ten Years	56,001	56,925
Due after Ten Years	78,264	81,606
Total	$138,566	$142,897
The following table presents gross gain and loss of sales of available-for-sale securities for the periods indicated.

Year Ended December 31,	2020	2019
(Dollars in Thousands)

Debt Securities
Gross Realized Gain	$489	$62
Gross Realized Loss	—	(112)
Net Gain (Loss) on Debt Securities	$489	$(50)

Equity Securities
Net Unrealized (Loss) Gain Recognized on Securities Held	$(267)	$190
Net Realized Gain Recognized on Securities Sold	11	—
Net (Loss) Gain on Equity Securities	(256)	190
Net Gain on Securities	$233	$140
In 2020, the gross realized gain on the sale of debt securities of $489,000 was by design to recognize gains on higher-interest mortgage-backed securities that were paying down quicker than expected. In 2019, the realized loss on the sale of debt securities was recognized to mitigate investment-credit risk and to reinvest in higher yielding, longer-term investments as well as to mitigate call risk in a declining interest rate environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4—LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES
The following table summarizes the major classifications of loans as of the dates indicated:

December 31,	2020	2019
(Dollars in Thousands)

Real Estate:
Residential	$344,142	$347,766
Commercial	373,555	351,360
Construction	72,600	35,605
Commercial and Industrial	126,813	85,586
Consumer	113,854	113,637
Other	13,789	18,542
Total Loans	1,044,753	952,496
Allowance for Loan Losses	(12,771)	(9,867)
Loans, Net	$1,031,982	$942,629
The CARES Act was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic, which included authorizing the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). On April 16, 2020, the original $349 billion funding cap was reached. On April 23, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Enhancement Act”) was signed into law and included an additional $484 billion in COVID-19 relief, including allocating an additional $310 billion to replenish the PPP.
PPP was designed to help small businesses keep their workforce employed and cover expenses during the COVID-19 crisis. Under the PPP, participating SBA and other qualifying lenders originated loans to eligible businesses that are fully guaranteed by the SBA as to principal and accrued interest, have more favorable terms than traditional SBA loans and may be forgiven if the proceeds are used by the borrower for certain eligible purposes. PPP loans have an interest rate of 1% per annum. Loans issued prior to June 5, 2020 have a term to maturity of two-years and loans issued after June 5, 2020 have a term to maturity of five-years. The PPP Flexibility Act of 2020 extended the deferral period for borrower payments of principal, interest, and fees on all PPP loans to the date that the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period). Previously the deferral period could end after six months. The Bank received a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which was offset by a 0.75% third-party servicing agent fee.
In 2020, the Bank originated 639 PPP loans totaling $71.0 million. Among the largest sectors impacted were $15.6 million in loans for health care and social assistance, $12.6 million for construction and specialty-trade contractors, $6.1 million for professional and technical services, $6.1 million for retail trade, $5.1 million for wholesale trade, $4.6 million for manufacturing and $3.4 million for restaurant and food services. Net deferred origination fees were $2.2 million, of which $1.1 million was recognized during year ended December 31, 2020. Processing of PPP loan forgiveness began in the fourth quarter of 2020 and at December 31, 2020, PPP loans totaled $55.1 million. All PPP loans are classified as commercial and industrial loans. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.
The SBA reopened the PPP the week of January 11, 2021 and began accepting applications for both First Draw and Second Draw PPP Loans. Second Draw PPP Loans are available for certain eligible borrowers that previously received a PPP loan. A Second Draw PPP Loan has the same general terms as the First Draw PPP Loan. A borrower is generally eligible for a Second Draw PPP Loan if the borrower previously received a First Draw PPP Loan and will or has used the full amount only for authorized uses, has no more than 300 employees, and can demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. For most borrowers, the maximum amount of a Second Draw PPP Loan is 2.5x average monthly 2019 or 2020 payroll costs up to $2.0 million. Loan payments will be deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 weeks or 24 weeks). For PPP loans made on or after December 27, 2020, the lender’s processing fee from the SBA is the lesser of 50% or $2,500 for loans up to $50,000, 5% for loans greater than $50,000 and up to $350,000, 3% for loans greater than $350,000 and less than $2.0 million and 1% for loans of at least $2.0 million. As of February 28, 2021, the Bank received 181 applications totaling $26.7 million with total estimated processing fees of $1.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total unamortized net deferred loan fees were $2.0 million and $906,618 at December 31, 2020 and 2019, respectively. $1.1 million of net deferred PPP loan origination fees were unearned as of December 31, 2020.
The following table presents loans summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of dates indicated. At December 31, 2020 and 2019, there were no loans in the criticized category of loss.

	2020
December 31,	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$340,573	$1,115	$2,454	$—	$344,142
Commercial	320,358	37,482	15,715	—	373,555
Construction	68,343	53	4,204	—	72,600
Commercial and Industrial	113,797	7,787	4,620	609	126,813
Consumer	113,805	—	49	—	113,854
Other	13,711	78	—	—	13,789
Total Loans	$970,587	$46,515	$27,042	$609	$1,044,753

	2019
December 31,	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$343,851	$1,997	$1,918	$—	$347,766
Commercial	335,436	12,260	3,664	—	351,360
Construction	33,342	2,263	—	—	35,605
Commercial and Industrial	75,201	7,975	1,691	719	85,586
Consumer	113,527	—	110	—	113,637
Other	18,452	90	—	—	18,542
Total Loans	$919,809	$24,585	$7,383	$719	$952,496
The increase of $21.9 million in the special mention loan category and $19.7 million in the substandard category as of December 31, 2020 compared to December 31, 2019 was mainly from the downgrade of the hospitality portfolio due to the economic conditions in that industry caused by the COVID-19 pandemic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	2020
December 31,	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$339,067	$2,919	$315	$—	$3,234	$1,841	$344,142
Commercial	365,712	1	740	—	741	7,102	373,555
Construction	72,600	—	—	—	—	—	72,600
Commercial and Industrial	124,916	—	—	—	—	1,897	126,813
Consumer	112,952	784	61	8	853	49	113,854
Other	13,789	—	—	—	—	—	13,789
Total Loans	$1,029,036	$3,704	$1,116	$8	$4,828	$10,889	$1,044,753

	2019
December 31,	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$342,010	$3,462	$281	$196	$3,939	$1,817	$347,766
Commercial	351,104	22	—	—	22	234	351,360
Construction	35,605	—	—	—	—	—	35,605
Commercial and Industrial	84,280	388	178	—	566	740	85,586
Consumer	112,438	923	140	26	1,089	110	113,637
Other	18,542	—	—	—	—	—	18,542
Total Loans	$943,979	$4,795	$599	$222	$5,616	$2,901	$952,496
The increase in nonaccrual commercial real estate loans at December 31, 2020 compared to December 31, 2019 is primarily related to two hospitality loans with a total principal balance of $6.9 million that were impacted by the pandemic due to insufficient cash flows and occupancy rates. The increase in nonaccrual commercial and industrial loans is primarily related to a $1.3 million relationship.
Total unrecorded interest income related to nonaccrual loans was $233,000 and $74,000 for the year ended December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the loans considered impaired and evaluated for impairment as of the dates indicated are as follows:

	2020
December 31,	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in Thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,183	$—	$1,187	$1,194	$46
Commercial	31,865	—	32,887	37,443	1,418
Construction	4,204	—	4,204	4,013	159
Commercial and Industrial	3,296	—	3,506	3,426	89
Total With No Related Allowance Recorded	$40,548	$—	$41,784	$46,076	$1,712

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	1,524	293	1,524	1,585	72
Construction	—	—	—	—	—
Commercial and Industrial	2,069	356	2,069	2,114	57
Total With A Related Allowance Recorded	$3,593	$649	$3,593	$3,699	$129

Total Impaired Loans:
Real Estate:
Residential	$1,183	$—	$1,187	$1,194	$46
Commercial	33,389	293	34,411	39,028	1,490
Construction	4,204	—	4,204	4,013	159
Commercial and Industrial	5,365	356	5,575	5,540	146
Total Impaired Loans	$44,141	$649	$45,377	$49,775	$1,841

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019
December 31,	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in Thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$549	$—	$553	$494	$20
Commercial	3,058	—	3,077	3,335	177
Construction	—	—	—	—	—
Commercial and Industrial	133	—	135	156	6
Total With No Related Allowance Recorded	$3,740	$—	$3,765	$3,985	$203

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	1,646	274	1,646	1,702	81
Construction	—	—	—	—	—
Commercial and Industrial	2,378	610	2,529	2,448	113
Total With A Related Allowance Recorded	$4,024	$884	$4,175	$4,150	$194

Total Impaired Loans:
Real Estate:
Residential	$549	$—	$553	$494	$20
Commercial	4,704	274	4,723	5,037	258
Construction	—	—	—	—	—
Commercial and Industrial	2,511	610	2,664	2,604	119
Total Impaired Loans	$7,764	$884	$7,940	$8,135	$397
The increase in commercial real estate loans and construction loans evaluated for impairment at December 31, 2020 compared to December 31, 2019 is primarily due to the Company evaluating the hospitality portfolio for impairment in light of the industry conditions caused by the COVID-19 pandemic.
The following table provides details of loans in forbearance at the date indicated.

	2020
December 31,	Number of Loans	Amount	% of Portfolio
(Dollars in Thousands)

Real Estate:
Residential	4	$749	0.2%
Commercial	8	19,818	5.3%
Construction	1	1,958	2.7%
Commercial and Industrial	5	1,219	1.0%
Consumer	13	356	0.3%
Other	—	—	—%
Total Loans in Forbearance	31	$24,100	2.3%
Loans on deferral at December 31, 2020 include the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Hospitality - three commercial real estate loans totaling $8.2 million and a $2.0 million construction loan.
•Office and retail space - two commercial real estate loans totaling $8.3 million.
•One commercial relationship that rents equipment, supplies and other materials for events comprised three commercial real estate loans totaling $3.3 million, and five commercial and industrial loans totaling $1.2 million.
The majority of the commercial real estate loans, construction loans and commercial and industrial loans in the above table are on deferral for six months with regular payments scheduled to begin in July 2021.
The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms and extension of maturity date. Loans classified as TDRs consisted of 17 and 18 loans totaling $4.2 million and $3.6 million as of December 31, 2020 and 2019, respectively.
During the year ended December 31, 2020, two residential real estate loan totaling $83,000 and one commercial and industrial loan totaling $1,000 modified in TDRs paid off. During the year ended December 31, 2019, one residential real estate loan modified in a TDR totaling $851,000 paid off.
No TDRs subsequently defaulted during the years ended December 31, 2020 and 2019, respectively.
The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated.

Year Ended December 31, 2020	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in Thousands)

Real Estate
Residential	1	$234	$234	$—
Commercial	2	1,248	1,263	—
Commercial and Industrial	1	38	38	—
Total	4	$1,520	$1,535	$—

Year Ended December 31, 2019	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in Thousands)

Real Estate
Residential	3	$175	$175	—
Commercial	2	426	426	—
Total	5	$601	$601	—
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
The activity in the allowance for loan loss summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment as of December 31, 2020 and 2019 is summarized below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
)Dollars in Thousands)

December 31, 2019	$2,023	$3,210	$285	$2,412	$1,417	$—	$520	$9,867
Charge-offs	(65)	(931)	—	—	(329)	—	—	(1,325)
Recoveries	6	28	—	33	162	—	—	229
Provision	285	3,703	604	(1,022)	33	—	397	4,000
December 31, 2020	$2,249	$6,010	$889	$1,423	$1,283	$—	$917	$12,771
Individually Evaluated for Impairment	$—	$293	$—	$356	$—	$—	$—	$649
Collectively Evaluated for Potential Impairment	$2,249	$5,717	$889	$1,067	$1,283	$—	$917	$12,122

	2019
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in Thousands)

December 31, 2018	$1,050	$2,693	$395	$2,807	$2,027	$—	$586	$9,558
Charge-offs	(96)	—	—	(16)	(609)	—	—	(721)
Recoveries	12	73	—	85	135	—	—	305
Provision	1,057	444	(110)	(464)	(136)	—	(66)	725
December 31, 2019	$2,023	$3,210	$285	$2,412	$1,417	$—	$520	$9,867
Individually Evaluated for Impairment	$—	$274	$—	$610	$—	$—	$—	$884
Collectively Evaluated for Potential Impairment	$2,023	$2,936	$285	$1,645	$1,574	$—	$520	$8,983
The COVID-19 pandemic has resulted in an increase in unemployment and recessionary economic conditions in 2020. Based on evaluation of the macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis were increased in 2020 primarily related to economic trends and industry conditions as a result of the pandemic and vulnerable industries such as hospitality and retail. In addition, an increase in commercial real estate loans combined with an increase in the historical loss factor primarily related to a $931,000 commercial real estate loan charge-off resulted in an increase commercial real estate loan reserves. The combination of these factors primarily resulted in a $4.0 million provision for loan losses for the year ended December 31, 2020.
Prior to 2020, management determined historical loss experience for each segment of loans using a two-year rolling average of the net charge-off data within each loan segment, which was then used in combination with qualitative factors to calculate the general allowance component that covers pools of homogeneous loans that are not specifically evaluated for impairment. Starting in 2020, the Company began using a five-year rolling average of the net charge-off data within each segment. This change was driven by no net charge-off experience in the commercial real estate and commercial and industrial segments in the prior two-year rolling period as of March 31, 2020, which the Company determined did not represent the inherent risks in those segments. In the first quarter of 2018, the Company incurred $1.4 million of commercial and industrial charge-offs, however this period would have been removed from the lookback period as of March 31, 2020 if continuing to use a two-year history. In addition, moving to a five-year history is expected to improve the calculation moving forward by capturing economic ebbs and flows over a longer period while also not heavily weighting one period of charge-off activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of December 31, 2020 and 2019:

	2020
December 31,	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

Individually Evaluated for Impairment	$1,183	$33,389	$4,204	$5,365	$—	$—	$44,141
Collectively Evaluated for Potential Impairment	342,959	340,166	68,396	121,448	113,854	13,789	1,000,612
Total Loans	$344,142	$373,555	$72,600	$126,813	$113,854	$13,789	$1,044,753

	2019
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
)Dollars in Thousands)

Individually Evaluated for Impairment	$549	$4,704	$—	$2,511	$—	$—	$7,764
Collectively Evaluated for Potential Impairment	347,217	346,656	35,605	83,075	113,637	18,542	944,732
Total Loans	$347,766	$351,360	$35,605	$85,586	$113,637	$18,542	$952,496
The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
(Dollars in Thousands)

Balance at December 31, 2018	$1,912
Accretable Yield	(284)
Balance at December 31, 2019	1,628
Accretable Yield	(434)
Balance at December 31, 2020	$1,194
Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are loan customers of the Company. Such loans are made in the normal course of business, and summarized as follows:

December 31,	2020	2019
(Dollars in Thousands)

Balance, January 1	$10,802	$6,234
Additions	505	5,875
Payments	(414)	(1,307)
Balance, December 31	$10,893	$10,802

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5—PREMISES AND EQUIPMENT
Major classifications of premises and equipment are summarized as follows:

	2020	2019
(Dollars in Thousands)

Land	$3,699	$3,833
Building	23,299	25,172
Leasehold Improvements	1,148	1,624
Furniture, Fixtures, and Equipment	11,104	11,601
Fixed Assets in Process	45	65
Total Premises and Equipment	39,295	42,294
Less: Accumulated Depreciation and Amortization	(18,993)	(20,012)
Premises and Equipment, Net	$20,302	$22,282
Depreciation and amortization expense on premises and equipment was $1.1 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The COVID-19 pandemic that has impacted the U.S. and most of the world along with government response to curtail the spread of the virus beginning in March 2020 has significantly impacted our market area. These restrictions have resulted in significant adverse effects on macroeconomic conditions, and stock market valuations have decreased substantially for most companies in the banking sector, including the Company. In light of the adverse circumstances resulting from COVID-19, management determined it was necessary to quantitatively evaluate goodwill for impairment at September 30, 2020.
Determining the fair value of a reporting unit under a quantitative goodwill impairment test is judgmental and involves the use of significant estimates and assumptions. The methodology used to assess impairment was a combination of the income approach (i.e. discounted cash flow (“DCF”) method) and the market approach (i.e. Guideline Public Company ("GPC") method) to determine the fair value.
In the application of the income approach, the Company determined the fair value of the reporting unit using a DCF analysis. The income approach uses valuation techniques to convert future earnings or cash flows to present value to arrive at a value that is indicated by market expectations about future amounts. The income approach relies on Level 3 inputs along with a market-derived cost of capital when measuring fair value. Fair value is determined by converting anticipated benefits into a present single value. Once the benefit or benefits are selected, an appropriate discount or capitalization rate is applied to each benefit. These rates are calculated using the appropriate measure for the size and type of company, using financial models and market data as required. The discount rate was derived based on the modified capital asset pricing model. The discount rate applied is comprised of a risk-free rate of return, an equity risk premium, a size premium and a factor covering the systemic market risk and a company specific risk premium. The values for the factors applied are determined primarily using external sources of information. The discount rate was estimated at 13.3%. Using the discount rate derived from the above components, the Company subtracted an expected sustainable long-term growth estimate of 3.0% given expected growth in the geographic market and the overall long-term economy to arrive at a capitalization rate of 10.3%. The DCF model also used prospective financial information. For purposes of the impairment test, the Company’s financial plans for the remainder of 2020 through 2024 were updated for the projected impact of COVID-19 on the net revenue growth and asset utilization. Estimating future earnings and capital requirements involves judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments.
The market approach uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities. The fair value measure is based on the value that those transactions indicate. Under the market approach, the Company utilized Level 1 and 2 inputs when measuring fair value. In the application of the market approach, the GPC method of appraisal is based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing a closely held entity. A value multiple or ratio relates a stock’s market price to the reported accounting data such as revenue, earnings, and book value. These ratios provide an objective basis for measuring the market’s perception of a stock’s fair value. Value ratios generally reflect the trends in growth, performance and stability of the financial results of operations. In this way, the business and financial risks exhibited by an industry or group of companies can be viewed in relation to market values. Value ratios also reflect the market’s outlook for the economy as a whole. Guideline companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
provide a reasonable basis for comparison to the relative investment characteristics of the company being valued. Utilizing publicly traded companies located in Pennsylvania and surrounding states with assets between $1.0 billion and $2.5 billion and return on assets greater than 0.5%, the Company analyzed the relationships between the guideline companies' asset size, profitability, asset quality and capital ratios and applied a control premium of 34% to the selected guideline company multiples. The control premium is management's estimate of how much a market participant would be willing to pay over the fair market value in consideration of synergies and other benefits that flow from control of the entity.
The Company also considered the GPC method using trading activity of publicly traded companies that are most similar to the Company. While the banking industry typically has a sufficient level of mergers and acquisitions activity to rely on this method under the market approach, there were only seven transactions involving target institutions with assets greater than $1 billion announced since March 1, 2020 (post-COVID) through the September 30, 2020 assessment date. Of these, only two have closed. Therefore, the Company was unable to rely on this method in our analysis.
The Company then placed equal consideration on the results of the income and market approaches to determine the concluded fair value of the reporting unit. The weighting is judgmental and is based on the perceived level of appropriateness of the valuation methodology. Estimating the fair value involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods and require management to further evaluate goodwill for impairment.
As a result of the quantitative goodwill impairment test and in connection with the preparation of the consolidated financial statements, the Company concluded that goodwill was impaired. Accordingly, the Company recorded a goodwill impairment charge of $18.7 million for the year ended December 31, 2020 as the Company's estimated fair value was less than its book value. This was a non-cash charge to earnings and had no impact on regulatory capital, cash flows or liquidity position.
The Company performed a qualitative assessment for the annual impairment goodwill test completed as of October 31, 2020 and December 31, 2020 to determine if there was a material change in the most recent quantitative assessment that was performed at September 30, 2020. The Company determined there were not significant changes in macroeconomic conditions, stock price performance, overall financial performance and other relevant or entity-specific events since the most recent quantitative assessment that it is not more likely than not that goodwill was further impaired.
The following table presents the changes in the Company's carrying amount of goodwill at the dates indicated.

Carrying Amount
(Dollars in Thousands)

December 31, 2018 and 2019	$28,425
Goodwill Impairment	(18,693)
December 31, 2020	$9,732
Intangible Assets
The following table presents a summary of intangible assets subject to amortization at the dates indicated.

	2020			2019
December 31,	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(Dollars in Thousands)

Core Deposit Intangible	$14,103	$(7,047)	$7,056	$14,103	$(5,108)	$8,995
Customer List	1,800	(457)	1,343	1,800	(268)	1,532
Total Intangible Assets	$15,903	$(7,504)	$8,399	$15,903	$(5,376)	$10,527

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization of other intangible assets totaled $2.1 million for the years ended December 31, 2020 and 2019. The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Amount
(Dollars in Thousands)

2021	$2,128
2022	2,128
2023	2,128
2024	1,430
2025	189
2026 and Thereafter	396
Total Estimated Intangible Asset Amortization Expense	$8,399
NOTE 7—DEPOSITS
The following table shows the maturities of time deposits for the next five years and beyond.

December 31,	2020
(Dollars in Thousands)

One Year or Less	$87,638
Over One Through Two Years	35,507
Over Two Through Three Years	43,257
Over Three Through Four Years	7,595
Over Four Through Five Years	11,900
Over Five Years	4,116
Total	$190,013
The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $59.2 million and $69.3 million as of December 31, 2020 and 2019, respectively.
The aggregate amount of demand deposits that are overdrawn and have been reclassified as loans was $231,000 and $1.7 million as of as of December 31, 2020 and 2019, respectively.
Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are deposit customers of the Company. The total deposits of directors and executive officers was $6.0 million and $5.7 million as of December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8—SHORT-TERM BORROWINGS
The following table sets forth the components of short-term borrowings for the years indicated.

	2020		2019
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$41,055	0.21%	$30,571	0.57%
Average Balance Outstanding During the Period	37,819	0.36	29,976	0.62
Maximum Amount Outstanding at any Month End	46,123		34,197

Securities Collateralizing the Agreements at Period-End:
Carrying Value	$46,312		$37,584
Market Value	47,283		37,873
NOTE 9—OTHER BORROWED FUNDS
Other borrowed funds consist of fixed rate, long-term advances from the FHLB with remaining maturities as follows:

	2020		2019
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

Due in One Year	$2,000	2.12%	$6,000	1.97%
Due After One Year to Two Years	3,000	2.23	5,000	2.18
Due After Two Years to Three Years	3,000	2.41	3,000	2.41
Total	$8,000	2.27	$14,000	2.14
The Bank maintained a credit arrangement with the FHLB with a maximum borrowing limit of approximately $421.5 million and $374.8 million as of December 31, 2020 and 2019, respectively, and available borrowing capacity of $320.8 million at December 31, 2020. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on $564.7 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. Under this arrangement the Bank had available a variable rate line of credit in the amount of $150.0 million as of December 31, 2020 and 2019, respectively, of which, there was no outstanding balance as of December 31, 2020 and 2019.
As an alternative to pledging securities, the FHLB periodically provides standby letters of credit on behalf of the Bank to secure certain public deposits in excess of the level insured by the FDIC. If the FHLB is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the Bank. Standby letters of credit issued on our behalf by the FHLB to secure public deposits were $90.3 million and $41.7 million as of December 31, 2020 and 2019.
The Bank maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $91.5 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by $133.8 million of commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $60.0 million as of December 31, 2020 and 2019, respectively, of which no draws had been taken.
The Company is not a party to any credit arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10—INCOME TAXES
Reconciliation of income tax provision for the periods indicated are as follows:

Year Ended December 31,	2020	2019
(Dollars in Thousands)

Current Payable	$1,485	$2,343
Deferred Benefit	(237)	(614)
Total Provision	$1,248	$1,729
The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are as follows:

December 31,	2020	2019
(Dollars in Thousands)

Deferred Tax Assets:
Allowance for Loan Losses	$2,715	$2,072
Non-Accrual Loan Interest	82	24
Amortization of Intangibles	85	76
Tax Credit Carryforwards	—	1,207
Unrealized Loss of AFS - Merger Tax Adjustment	849	812
Postretirement Benefits	25	27
Net Unrealized Loss on Equity Securities	71	—
Stock-Based Compensation Expense	74	42
Gas Lease - Deferred Revenue	102	130
OREO	48	48
Purchase Accounting Adjustments - Acquired Loans	255	348
Lease Liability	260	278
Other	4	—
Gross Deferred Tax Assets	4,570	5,064

Deferred Tax Liabilities:
Deferred Origination Fees and Costs	313	320
Discount Accretion	37	52
Depreciation	1,292	892
Net Unrealized Gain on Securities	933	725
Net Unrealized Gain on Equity Securities	—	41
Mortgage Servicing Rights	141	199
ROU Asset	259	277
Purchase Accounting Adjustment - Core Deposit Intangible	1,513	1,930
Purchase Accounting Adjustments - Fixed Assets	69	292
Purchase Accounting Adjustments - Certificates of Deposit	—	16
Goodwill	74	413
Other	5	2
Gross Deferred Tax Liabilities	4,636	5,159
Net Deferred Tax Liabilities	$(66)	$(95)
Deferred taxes at December 31, 2020 and 2019, are included in Accrued Interest Receivable and Other Assets in the accompanying Consolidated Statement of Financial Condition.
While the Tax Cuts and Jobs Act (“Tax Act”) enacted in 2017 was the first major overhaul of the Internal Revenue Code (“IRC”) in the last 30 years, it had many items that were left unaddressed once certain tax deadlines passed and for which no formal regulations had been issued as of December 31, 2018. One of these unaddressed tax deadlines was the expiration of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the fourth quarter of the year ended December 31, 2019, the IRS issued clarifying guidance under IRC Section 382(h) that provided an alternative approach to calculating unrealized built-in gains (“UBIGs”) related to the FWVB acquisition that impact annual Section 382 limitations. This approach is referred to as the “Section 338” approach and allows for the “realization” of UBIGs based on a “deemed asset acquisition” method, rather than “actual realization”, which accelerates UBIGs utilization and increases the annual Section 382 limitations. The Company performed an analysis of its built-in gains associated with the FWVB acquisition and elected to change its approach from the Section 1374 approach to the Section 338 approach in determining its annual limitations under section 382 and 383. As a result of this analysis as well as consideration of a number of factors, including the Company's current profitability, its forecast of future profitability, and evaluation of existing tax regulations related to NOL and AMT credit carryforwards, the Company concluded that it was more likely than not that it will generate sufficient taxable income within the applicable carryforward periods to realize its net operating loss (“NOL”) and AMT credit carryforwards by December 31, 2021. Therefore, for the year ended December 31, 2019, the Company recognized an income tax benefit of $1.3 million related to the reversal of 100% of the VA for the AMT credit carryforward. No other VA was established against the remaining DTA in view of the Company’s cumulative history of earnings and anticipated future taxable income as evidenced by the Company’s earnings potential at December 31, 2020 and 2019.
A reconciliation of the federal income tax expense at statutory income tax rates and the actual income tax expense on income before taxes for the periods indicated is as follows:

	2020		2019
Year Ended December 31,	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
(Dollars in Thousands)

Provision at Statutory Rate	$(1,972)	21.0%	$3,372	21.0%
State Taxes (Net of Federal Benefit)	116	(1.2)	155	1.0
Tax-Free Income	(276)	2.9	(324)	(2.0)
BOLI Income	(123)	1.3	(118)	(0.7)
Stock Options - ISO	29	(0.3)	35	0.2
Goodwill Impairment	3,594	(38.3)	—	—
Reversal of the AMT Tax Credit Carryforward VA	—	—	(1,311)	(8.2)
Other	(120)	1.3	(80)	(0.5)
Actual Tax Expense and Effective Rate	$1,248	(13.3)%	$1,729	10.8%
The Company’s federal, Pennsylvania and West Virginia income tax returns are no longer subject to examination by applicable tax authorities for years before 2017. As of December 31, 2020 and 2019, there were no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. There were no interest or penalties accrued at December 31, 2020 and 2019.
NOTE 11—EMPLOYEE BENEFITS
Savings and Profit Sharing Plan
The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4% of an employee’s contribution at the rate of $0.25 on the dollar. All employees who are over the age of 18 and completed six months of employment are eligible to participate in the plan. The Company made contributions of $234,000 and $199,000 for the years ended December 31, 2020 and 2019, respectively, to this plan. The 401(k) Plan includes a “safe harbor” provision and a discretionary retirement contribution. The Company made contributions of $620,000 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$706,000 for the “safe harbor” provision and discretionary retirement contribution for the years ended December 31, 2020 and 2019, respectively.
2015 Equity Incentive Plan
Details of the restricted stock award and stock option grants under the 2015 Equity Incentive Plan are summarized for the years ended December 31, 2020 and 2019 as follows.

	2020	2019
Number of Restricted Shares Granted	42,100	33,350
Weighted Average Grant Date Common Stock Price	$20.17	$30.32
Restricted Shares Market Value Before Tax	849,000	1,011,000

Number of Stock Options Granted	15,000	5,000
Stock Options Market Value Before Tax	$31,000	$18,000

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Life in Years	6.5	6.5
Expected Dividend Yield	5.16%	4.07%
Risk-free Interest Rate	0.28%	2.30%
Expected Volatility	25.8%	23.3%
Weighted Average Grant Date Fair Value	$2.08	$3.52
The Company generally recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $498,000 and $323,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, total unrecognized compensation expense was $148,000 and $363,000, respectively, related to stock options, and $1.8 million and $1.4 million related to restricted stock awards. The Company accrued tax benefit for non-qualified stock options of $11,000 and $11,000 for the years ended December 31, 2020 and 2019, respectively.
Intrinsic value represents the amount by which the fair value of the underlying stock at December 31, 2020 and 2019, exceeds the exercise price of the stock options. The intrinsic value of stock options was $21,000 and $1.4 million at December 31, 2020 and 2019, respectively.
At December 31, 2020 and 2019, respectively, there were 19,723 and 13,359 shares available under the Plan to be issued in connection with the exercise of stock options, and 22,144 and 60,124 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by three shares for each restricted stock award or unit share granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents stock option data for the years indicated:

	2020			2019
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at beginning of year	245,153	$24.36	6.5	248,006	$24.39	7.5
Granted	15,000	18.60		5,000	23.60
Exercised	(20,106)	22.69		(1,800)	22.25
Forfeited	(21,364)	26.55		(6,053)	25.57
Outstanding at end of year	218,683	23.91	5.8	245,153	24.36	6.5

Exercisable at end of year	180,241	$23.80	5.4	166,974	$23.71	6.3

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested at end of year	38,442	$24.40	8.0	78,179	$25.76	7.0
The following table presents restricted stock award data at the dates indicated.

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested at December 31, 2018	18,750	$25.45	5.0
Granted	33,350	30.32	9.9
Vested	(3,670)	25.45	4.0
Forfeited	(400)	25.45
Nonvested at December 31, 2019	48,030	$28.83	8.1
Granted	42,100	20.17	5.5
Vested	(9,820)	28.45	6.6
Forfeited	(4,120)	29.08
Nonvested at December 31, 2020	76,190	$24.08	6.3
NOTE 12—COMMITMENTS AND CONTINGENT LIABILITIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The unused and available credit balances of financial instruments whose contracts represent credit risk are as follows:

December 31,	2020	2019
(Dollars in Thousands)

Standby Letters of Credit	$120	$375
Performance Letters of Credit	2,947	2,521
Construction Mortgages	60,312	59,689
Personal Lines of Credit	6,930	6,456
Overdraft Protection Lines	6,287	6,415
Home Equity Lines of Credit	22,110	20,560
Commercial Lines of Credit	69,738	102,422
Total	$168,444	$198,438
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
Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of December 31, 2020 and 2019.
NOTE 13—REGULATORY CAPITAL
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
As of December 31, 2020 and 2019, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action. At December 31, 2020, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent risk weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at December 31, 2020 and 2019.

	2020		2019
December 31,	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$108,950	11.79%	$101,703	11.43%
For Capital Adequacy Purposes	41,598	4.50	40,050	4.50
To Be Well Capitalized	60,086	6.50	57,851	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	108,950	11.79	101,703	11.43
For Capital Adequacy Purposes	55,464	6.00	53,401	6.00
To Be Well Capitalized	73,952	8.00	71,201	8.00

Total Capital (to Risk-Weighted Assets)
Actual	120,520	13.04	111,570	12.54
For Capital Adequacy Purposes	73,952	8.00	71,201	8.00
To Be Well Capitalized	92,440	10.00	89,001	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	108,950	7.81	101,703	7.85
For Capital Adequacy Purposes	55,765	4.00	51,838	4.00
To Be Well Capitalized	69,706	5.00	64,798	5.00
NOTE 14—OPERATING LEASES
The Company evaluates all contracts at commencement to determine if a lease is present. In accordance with ASC Topic 842, leases are defined as either operating or finance leases. The Company's lease contracts are classified as operating leases and create operating ROU assets and corresponding lease liabilities on the balance sheet. The leases are ROU assets of land and building for branch and loan production locations. The Company adopted ASC Topic 842 using the prospective method approach to all identified lease contracts or agreements, which permitted the Company to not restate comparative periods. In addition, since there were no readily determinable rates implicit in the operating leases, the incremental borrowing rate based on the lease term was used upon lease inception or as of the January 1, 2019 transition date. ROU assets are reported in Accrued Interest Receivable and Other Assets and the related lease liabilities in Accrued Interest Payable and Other Liabilities on the Consolidated Statement of Financial Condition.
The following tables present the ROU assets, lease expense, weighted average term, discount rate and maturity analysis of lease liabilities for operating leases for the periods indicated and dates indicated.

Year Ended December 31,	2020	2019
(Dollars in Thousands)

Operating Lease Expense	$547	$459
Variable Lease Expense	36	38
Total Lease Expense	$583	$497

December 31,	2020	2019
(Dollars in Thousands

Operating Leases:
ROU Assets	$1,206	$1,289
Weighted Average Lease Term in Years	6.95	7.06
Weighted Average Discount Rate	2.39%	2.89%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,	2020
(Dollars in Thousands)

Maturity Analysis:
Due in One Year	$356
Due After One Year to Two Years	287
Due After Two Years to Three Years	142
Due After Three Years to Four Years	110
Due After Four to Five Years	75
Due After Five Years	364
Total	$1,334
Less: Present Value Discount	125
Lease Liabilities	$1,209
NOTE 15—MORTGAGE SERVICING RIGHTS
The following table presents MSR activity and net carrying values for the periods indicated.

	Servicing Rights	Valuation Allowance	Net Carrying Value
(Dollars in Thousands)

December 31, 2018	$921	$—	$921
Additions	108	—	108
Amortization	(28)	—	(28)
Temporary impairment	—	(71)	(71)
December 31, 2019	1,001	(71)	930
Additions	280	—	280
Amortization	(252)	—	(252)
Temporary impairment	—	(302)	(302)
December 31, 2020	$1,029	$(373)	$656
Real estate loans serviced for others, which are not included in the Consolidated Statement of Financial Condition, totaled $105.8 million and $100.0 million at December 31, 2020 and 2019, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This hierarchy requires the use of observable market data when available. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statement of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers from Level 1 to Level 2 and no transfers into or out of Level 3 during the years ended December 31, 2020 and 2019, respectively.

December 31,	Fair Value Hierarchy	2020	2019
(Dollars in Thousands)

Securities:
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$41,411	$48,056
Obligations of States and Political Subdivisions	Level 2	21,993	25,843
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	79,493	120,776
Total Available-for-Sale Debt Securities		142,897	194,675

Equity Securities
Mutual Funds	Level 1	1,019	997
Other	Level 1	1,484	1,713
Total Equity Securities		2,503	2,710
Total Securities		$145,400	$197,385
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

	Fair				Significant
	Value	Fair Value at December 31,		Valuation	Unobservable				Weighted
Financial Asset	Hierarchy	2020	2019	Technique	Inputs	Range			Average
(Dollars in Thousands)

Impaired Loans Individually Assessed	Level 3	$2,944	$3,140	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	—
MSRs	Level 3	656	930	Discounted Cash Flow	Discount Rate	9%	to	11%	10.0%
					Prepayment Speed	12%	to	27%	18.7%
OREO	Level 3	34	58	Appraisal of Collateral (1)	Liquidation Expenses (2)	10%	to	30%	—
(1)    Fair value is generally determined through independent appraisals of the underlying collateral, which may include various Level 3 inputs, which are not identifiable.
(2)    Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expense are presented as a percent of the appraisal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At December 31, 2020 and 2019, the fair value of impaired loans consists of the loan balance of $3.6 million and $4.0 million less their specific valuation allowances of $649,000 and $884,000, respectively.
The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3.
OREO properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy.
During the year ended December 31, 2020, one commercial real estate OREO property with a fair value of $18,000 was sold at a $4,000 gain and one residential real estate property with a fair value of $40,000 was sold at a $20,000 loss. In addition, three residential real estate loans with a fair value of $131,000 and one commercial real estate loan with a fair value of $34,000 transferred into OREO, of which the three residential properties were subsequently sold at a net loss of $2,000.
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
Fair value is the price that would be received to sell an asset or paid to transfer a libility in an orderly transaction between market participants at the measurement date. If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses and other factors, as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates that are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated fair values are based may have significant impact on the resulting estimated fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments at the dates indicated are as follows:

		2020		2019
December 31,	Valuation Method Used	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$145,636	$145,636	$68,798	$68,798
Non-Interest Bearing	Level 1	15,275	15,275	11,419	11,419
Securities, Available for Sale	See Above	145,400	145,400	197,385	197,385
Loans, Net	Level 3	1,031,982	1,073,633	942,629	961,110
Restricted Stock	Level 2	3,984	3,984	3,656	3,656
Bank-Owned Life Insurance	Level 2	24,779	24,779	24,222	24,222
Mortgage Servicing Rights	Level 3	656	656	930	930
Accrued Interest Receivable	Level 2	3,872	3,872	3,297	3,297
Financial Liabilities:
Deposits	Level 2	1,224,569	1,231,606	1,118,359	1,128,078
Short-term Borrowings	Level 2	41,055	41,055	30,571	30,571
Other Borrowed Funds	Level 2	8,000	8,067	14,000	15,380
Accrued Interest Payable	Level 2	767	767	987	987
NOTE 17—OTHER NONINTEREST EXPENSE
The details for other noninterest expense for the Company’s Consolidated Statement of Operations are as follows:

Year Ended December 31,	2020	2019
(Dollars in Thousands)

Non-employee compensation	$591	$538
Printing and supplies	493	402
Postage	244	264
Telephone	521	622
Charitable contributions	128	194
Dues and subscriptions	188	185
Loan expenses	562	458
Meals and entertainment	64	166
Travel	109	214
Training	37	58
Bank Assessment	175	172
Insurance	232	224
Miscellaneous	549	666
TOTAL OTHER NONINTEREST EXPENSE	$3,893	$4,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Financial information pertaining only to CB Financial Services, Inc., is as follows:
Statement of Financial Condition

December 31,	2020	2019
(Dollars in Thousands)

ASSETS
Cash and Due From Banks	$3,466	$6,447
Equity Securities, at Fair Value	1,484	1,713
Investment in Community Bank	128,985	142,242
Other Assets	611	722
TOTAL ASSETS	$134,546	$151,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities	$16	$27
Stockholders' Equity	134,530	151,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$134,546	$151,124
Statement of Operations

Year Ended December 31,	2020	2019
(Dollars in Thousands)

Interest and Dividend Income	$61	$63
Dividend from Bank Subsidiary	3,884	10,215
Noninterest Income (Loss)	(279)	160
Noninterest Expense	11	8
Income Before Undistributed Net (Loss) Income of Subsidiary and Income Tax (Benefit) Expense	3,655	10,430
Undistributed Net (Loss) Income of Subsidiary	(14,342)	3,936
(Loss) Income Before Income Tax (Benefit) Expense	(10,687)	14,366
Income Tax (Benefit) Expense	(47)	39
NET (LOSS) INCOME	$(10,640)	$14,327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statement of Cash Flows

Year Ended December 31,	2020	2019
(Dollars in Thousands)

OPERATING ACTIVITIES
Net (Loss) Income	$(10,640)	$14,327
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided By Operating Activities:
Undistributed Net (Loss) Income of Subsidiary	14,342	(3,936)
Noncash Expense for Stock-Based Compensation	498	323
Loss on Equity Securities	279	—
Other, net	(229)	34
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,250	10,748

INVESTING ACTIVITIES
Purchases of Equity Securities	(159)	(63)
Proceeds from Sales of Equity Securities	109	—
NET CASH USED IN INVESTING ACTIVITIES	(50)	(63)

FINANCING ACTIVITIES
Cash Dividends Paid	(5,183)	(5,215)
Treasury Stock, Purchases at Cost	(1,920)	(90)
Exercise of Stock Options	(78)	41
NET CASH USED IN FINANCING ACTIVITIES	(7,181)	(5,264)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(2,981)	5,421
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	6,447	1,026
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$3,466	$6,447
The Parent Company's Statement of Comprehensive (Loss) Income and Statement of Changes in Stockholders' Equity are identical to the Consolidated Statement of (Loss) Comprehensive Income and the Consolidated Statement of Changes in Stockholders' Equity and are not presented.
NOTE 19—SEGMENT REPORTING AND RELATED INFORMATION
At December 31, 2020, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial Services, Inc. is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents selected financial data for the Company’s subsidiaries and consolidated results for 2020 and 2019.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in Thousands)

December 31, 2020
Assets	$1,416,132	$5,379	$134,546	$(139,337)	$1,416,720
Liabilities	1,287,148	2,325	16	(7,299)	1,282,190
Stockholders' Equity	128,984	3,054	134,530	(132,038)	134,530

December 31, 2019
Assets	$1,321,001	$4,076	$151,124	$(154,664)	$1,321,537
Liabilities	1,178,759	1,194	27	(9,540)	1,170,440
Stockholders' Equity	142,242	2,882	151,097	(145,124)	151,097

Year Ended December 31, 2020
Interest and Dividend Income	$47,402	$4	$3,945	$(3,884)	$47,467
Interest Expense	5,563	—	—	—	5,563
Net Interest Income	41,839	4	3,945	(3,884)	41,904
Provision for Loan Losses	4,000	—	—	—	4,000
Net Interest Income After Provision for Loan Losses	37,839	4	3,945	(3,884)	37,904
Noninterest Income	4,924	4,826	(279)	—	9,471
Noninterest Expense	52,998	3,758	11	—	56,767
Undistributed Net Income (Loss) of Subsidiary	780	—	(14,342)	13,562	—
(Loss) Income Before Income Tax Expense (Benefit)	(9,455)	1,072	(10,687)	9,678	(9,392)
Income Tax Expense (Benefit)	1,003	292	(47)	—	1,248
Net (Loss) Income	$(10,458)	$780	$(10,640)	$9,678	$(10,640)

Year Ended December 31, 2019
Interest and Dividend Income	$50,966	$3	$10,278	$(10,216)	$51,031
Interest Expense	7,857	—	—	—	7,857
Net Interest Income	43,109	3	10,278	(10,216)	43,174
Provision for Loan Losses	725	—	—	—	725
Net Interest Income After Provision for Loan Losses	42,384	3	10,278	(10,216)	42,449
Noninterest Income	3,890	4,517	160	—	8,567
Noninterest Expense	31,314	3,638	8	—	34,960
Undistributed Net Income of Subsidiary	608	—	3,936	(4,544)	—
Income Before Income Tax Expense	15,568	882	14,366	(14,760)	16,056
Income Tax Expense	1,416	274	39	—	1,729
Net Income	$14,152	$608	$14,327	$(14,760)	$14,327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20—QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following tables summarize selected information regarding the Company’s results of operations for the periods indicated. Quarterly earnings per share data may vary from annual earnings per share due to rounding.

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
(Dollars in Thousands, Except Per Share Data)

Interest Income	$12,329	$11,727	$11,656	$11,755
Interest Expense	1,796	1,406	1,240	1,121
Net Interest Income	10,533	10,321	10,416	10,634
Provision for Loan Losses	2,500	300	1,200	—
Net Interest Income after Provision for Loan Losses	8,033	10,021	9,216	10,634
Noninterest Income	1,872	2,648	2,173	2,778
Noninterest Expense	9,003	9,071	28,968	9,725
Income (Loss) Before Income Tax Expense (Benefit)	902	3,598	(17,579)	3,687
Income Tax Expense (Benefit)	129	695	(184)	608
Net Income (Loss)	$773	$2,903	$(17,395)	$3,079

Earnings (Loss) Per Share - Basic	$0.14	$0.54	$(3.22)	$0.57
Earnings (Loss) Per Share - Diluted	0.14	0.54	(3.22)	0.57
Dividends Per Share	0.24	0.24	0.24	0.24

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
(Dollars in Thousands, Except Per Share Data)

Interest Income	$12,296	$12,669	$13,098	$12,968
Interest Expense	1,862	1,964	2,002	2,029
Net Interest Income	10,434	10,705	11,096	10,939
Provision for Loan Losses	25	350	175	175
Net Interest Income after Provision for Loan Losses	10,409	10,355	10,921	10,764
Noninterest Income	2,114	2,165	1,966	2,322
Noninterest Expense	8,880	8,797	8,257	9,026
Income Before Income Tax Expense (Benefit)	3,643	3,723	4,630	4,060
Income Tax Expense (Benefit)	718	744	884	(617)
Net Income	$2,925	$2,979	$3,746	$4,677

Earnings Per Share - Basic	0.54	0.55	0.69	0.86
Earnings Per Share - Diluted	0.54	0.55	0.69	0.85
Dividends Per Share	0.24	0.24	0.24	0.24

