Form 10-Q
period 2021-03-31
CB Financial Services, Inc.
filed 2021-05-10
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2021, the number of shares outstanding of the Registrant’s Common Stock was 5,434,374.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2021	December 31, 2020
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$216,753	$145,636
Non-Interest Bearing	13,247	15,275
Total Cash and Due From Banks	230,000	160,911

Securities:
Available-for-Sale Debt Securities, at Fair Value	139,406	142,897
Equity Securities, at Fair Value	2,750	2,503
Total Securities	142,156	145,400
Loans, Net of Allowance for Loan Losses of $12,725 and $12,771 at March 31, 2021 and December 31, 2020, Respectively	1,028,972	1,031,982
Premises and Equipment, Net	20,240	20,302
Bank-Owned Life Insurance	24,916	24,779
Goodwill	9,732	9,732
Intangible Assets, Net	7,867	8,399
Accrued Interest Receivable and Other Assets	12,938	15,215
TOTAL ASSETS	$1,476,821	$1,416,720

LIABILITIES
Deposits:
Non-Interest Bearing Demand Deposits	$377,137	$340,569
NOW Accounts	280,929	259,870
Money Market Accounts	198,975	199,029
Savings Accounts	246,725	235,088
Time Deposits	180,697	190,013
Total Deposits	1,284,463	1,224,569

Short-Term Borrowings	45,352	41,055
Other Borrowings	6,000	8,000
Accrued Interest Payable and Other Liabilities	7,230	8,566
TOTAL LIABILITIES	1,343,045	1,282,190

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 Shares Issued and 5,434,374 and 5,434,374 Shares Outstanding at March 31, 2021 and December 31, 2020, Respectively	2,367	2,367
Capital Surplus	82,844	82,723
Retained Earnings	52,673	51,132
Treasury Stock, at Cost (246,619 and 246,619 Shares at March 31, 2021 and December 31, 2020, Respectively)	(5,094)	(5,094)
Accumulated Other Comprehensive Income	986	3,402
TOTAL STOCKHOLDERS' EQUITY	133,776	134,530
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,476,821	$1,416,720

The accompanying notes are an integral part of these consolidated financial statements

1

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
(Dollars in thousands, except share and per share data)

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$10,146	$10,764
Investment Securities:
Taxable	646	1,201
Tax-Exempt	78	106
Dividends	20	20
Other Interest and Dividend Income	98	238
TOTAL INTEREST AND DIVIDEND INCOME	10,988	12,329

INTEREST EXPENSE
Deposits	947	1,681
Short-Term Borrowings	23	45
Other Borrowings	41	70
TOTAL INTEREST EXPENSE	1,011	1,796

NET INTEREST AND DIVIDEND INCOME	9,977	10,533
Provision For Loan Losses	—	2,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,977	8,033

NONINTEREST INCOME
Service Fees	546	605
Insurance Commissions	1,595	1,283
Other Commissions	165	110
Net Gain on Sales of Loans	86	127
Net Gain (Loss) on Securities	447	(438)
Net Gain on Purchased Tax Credits	18	15
Net Gain on Disposal of Fixed Assets	—	17
Income from Bank-Owned Life Insurance	137	139
Other Income	180	14
TOTAL NONINTEREST INCOME	3,174	1,872

NONINTEREST EXPENSE
Salaries and Employee Benefits	4,894	4,731
Occupancy	710	733
Equipment	266	257
Data Processing	518	425
FDIC Assessment	250	158
PA Shares Tax	265	275
Contracted Services	687	378
Legal and Professional Fees	189	235
Advertising	140	183
Other Real Estate Owned Income	(38)	(17)
Amortization of Intangible Assets	532	532
Other Expense	982	1,113
TOTAL NONINTEREST EXPENSE	9,395	9,003
Income Before Income Tax Expense	3,756	902
Income Tax Expense	911	129
NET INCOME	$2,845	$773

EARNINGS PER SHARE
Basic	$0.52	$0.14
Diluted	0.52	0.14
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,434,374	5,431,199
Diluted	5,436,881	5,456,867
The accompanying notes are an integral part of these consolidated financial statements

2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
(Dollars in thousands)

Net Income	$2,845	$773

Other Comprehensive (Loss) Income:
Change in Unrealized (Loss) Gain on Investment Securities Available-for-Sale	(2,851)	3,518
Income Tax Effect	612	(739)

Reclassification Adjustment for Gain on Sale of Debt Securities Included in Net Income (1)	(225)	—
Income Tax Effect (2)	48	—
Other Comprehensive (Loss) Income, Net of Income Tax Effect	(2,416)	2,779
Total Comprehensive Income	$429	$3,552
(1)    Reported in Net Gain (Loss) on Securities on the Consolidated Statements of Income.
(2)    Reported in Income Tax Expense on the Consolidated Statements of Income.
The accompanying notes are an integral part of these consolidated financial statements

3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2020	5,680,993	$2,367	$82,723	$51,132	$(5,094)	$3,402	$134,530
Comprehensive Income:
Net Income	—	—	—	2,845	—	—	2,845
Other Comprehensive Loss	—	—	—	—	—	(2,416)	(2,416)
Stock-Based Compensation Expense	—	—	121	—	—	—	121
Dividends Paid ($0.24 Per Share)	—	—	—	(1,304)	—	—	(1,304)
March 31, 2021	5,680,993	$2,367	$82,844	$52,673	$(5,094)	$986	$133,776

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2019	5,680,993	$2,367	$82,971	$66,955	$(3,842)	$2,646	$151,097
Comprehensive Income:
Net Income	—	—	—	773	—	—	773
Other Comprehensive Income	—	—	—	—	—	2,779	2,779
Restricted Stock Awards Forfeited	—	—	96	—	(96)	—	—
Stock-Based Compensation Expense	—	—	145	—	—	—	145
Exercise of Stock Options	—	—	4	—	(68)	—	(64)
Treasury Stock Purchased, at cost (67,816 shares)	—	—	—	—	(1,908)	—	(1,908)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,297)	—	—	(1,297)
March 31, 2020	5,680,993	$2,367	$83,216	$66,431	$(5,914)	$5,425	$151,525

The accompanying notes are an integral part of these consolidated financial statements

4

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2021	2020
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$2,845	$773
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Amortization (Accretion) on Securities	31	(70)
Depreciation and Amortization	562	941
Provision for Loan Losses	—	2,500
(Gain) Loss on Securities	(447)	438
Gain on Purchased Tax Credits	(18)	(15)
Income from Bank-Owned Life Insurance	(137)	(139)
Proceeds From Mortgage Loans Sold	2,251	4,771
Originations of Mortgage Loans for Sale	(2,165)	(4,644)
Gain on Sale of Loans	(86)	(127)
Gain on Sale of Other Real Estate Owned and Repossessed Assets	—	(4)
Noncash Expense for Stock-Based Compensation	121	145
Decrease in Accrued Interest Receivable	134	23
Net Gain on Disposal of Fixed Assets	—	(17)
Increase (Decrease) in Taxes Payable	893	(1,165)
Payments on Operating Leases	(88)	(110)
Decrease in Accrued Interest Payable	(141)	(124)
Refund of Federal and State Income Taxes	1,311	—
Other, Net	(597)	414
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,469	3,590
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	10,953	46,498
Purchases of Securities	(22,299)	(19,824)
Proceeds from Sale of Securities	11,930	—
Net Decrease (Increase) in Loans	3,148	(18,861)
Purchase of Premises and Equipment	(199)	(17)
Proceeds From Sale of Other Real Estate Owned	—	22
Decrease in Restricted Equity Securities	200	66
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,733	7,884
FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	59,894	(11,719)
Net Increase in Short-Term Borrowings	4,297	4,396
Principal Payments on Other Borrowed Funds	(2,000)	(3,000)
Cash Dividends Paid	(1,304)	(1,297)
Treasury Stock, Purchases at Cost	—	(1,908)
Exercise of Stock Options	—	(64)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	60,887	(13,592)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,089	(2,118)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	160,911	80,217
CASH AND DUE FROM BANKS AT END OF PERIOD	$230,000	$78,099

The accompanying notes are an integral part of these consolidated financial statements

5

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2021	2021	2020
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $1,084 and $1,799, Respectively)	$1,153	$1,920
SUPPLEMENTAL NONCASH DISCLOSURE:
Other Real Estate Acquired in Settlement of Loans	—	76
Securities Sold Not Settled	—	2,450
Right of Use Asset Recognized	—	23
Lease Liability Recognized	—	23

The accompanying notes are an integral part of these consolidated financial statements

6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc. (“CB Financial”) and its wholly owned subsidiary, Community Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Exchange Underwriters, Inc. (“Exchange Underwriters” or “EU”). CB Financial, the Bank and Exchange Underwriters are collectively referred to as the “Company”. All intercompany transactions and balances have been eliminated in consolidation.
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
In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Interim results are not necessarily indicative of results for a full year.
The Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification ("ASC") 855, Subsequent Events, to be recognizable events.
Branch Optimization and Operational Efficiency Update
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
The Bank also completed a comprehensive review of its branch network and operating environment to identify solutions to improve operating performance. This review prioritized profitability, efficiency, infrastructure and client experience improvements, automation in operations, and digital marketing and technology investments.
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
In December 2019, FASB issued ASU 2019-12, Income taxes (Topic 740); Simplifying the Accounting for Income Taxes. ASU 2019-12 provides amendments intended to reduce the cost and complexity in accounting for income taxes while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 removes the following exceptions from ASC 740, Income Taxes: (i) exceptions to the incremental approach for intraperiod tax allocation; (ii) exceptions to accounting for basis differences when a foreign subsidiary becomes an equity method investment or a foreign equity method investment become a subsidiary; and (iii) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 provides the following amendments that simplify and improve guidance with Topic 740: (i) franchise taxes that are based partially on income; (ii) transactions that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; (iv) enacted changes in tax laws in interim periods; and (v) employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated statements of financial condition or results of operation.
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

Note 2. Earnings Per Share
There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statements of Income is used as the numerator.
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended March 31,
	2021	2020
(Dollars in thousands, except share and per share data)

Net Income	$2,845	$773

Weighted-Average Basic Common Shares Outstanding	5,434,374	5,431,199
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	2,507	25,668
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,436,881	5,456,867

Earnings Per Share:
Basic	$0.52	$0.14
Diluted	0.52	0.14
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

	Three Months Ended March 31,
	2021	2020
Stock Options	201,662	78,545
Restricted Stock	33,610	30,250
When there is a net loss for the period, the exercise or conversion of any potential shares increases the number of shares in the denominator and results in a lower loss per share. In that situation, the potential shares are antidilutive and not included in the Company's loss per share calculation. Therefore, if there is a net loss, diluted loss per share is the same as basic loss per share.

Note 3. Securities
The following table presents the amortized cost and fair value of securities available-for-sale at the dates indicated:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$50,992	$—	$(2,304)	$48,688
Obligations of States and Political Subdivisions	20,664	1,063	—	21,727
Mortgage-Backed Securities - Government-Sponsored Enterprises	66,495	2,673	(177)	68,991
Total Available-for-Sale Debt Securities	138,151	3,736	(2,481)	139,406

Equity Securities:
Mutual Funds				1,001
Other				1,749
Total Equity Securities				2,750
Total Securities				$142,156

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$41,994	$12	$(595)	$41,411
Obligations of States and Political Subdivisions	20,672	1,321	—	21,993
Mortgage-Backed Securities - Government-Sponsored Enterprises	75,900	3,593	—	79,493
Total Available-for-Sale Debt Securities	138,566	4,926	(595)	142,897

Equity Securities:
Mutual Funds				1,019
Other				1,484
Total Equity Securities				2,503
Total Securities				$145,400

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	March 31, 2021
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	12	$48,688	$(2,304)	—	$—	$—	12	$48,688	$(2,304)
Mortgage Backed Securities- Government Sponsored Enterprises	3	13,097	(177)	—	—	—	3	13,097	(177)
Total	15	$61,785	$(2,481)	—	$—	$—	15	$61,785	$(2,481)

	December 31, 2020
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	7	$32,399	$(595)	—	$—	$—	7	$32,399	$(595)
Total	7	$32,399	$(595)	—	$—	$—	7	$32,399	$(595)
For debt securities, the Company does not believe that any individual unrealized loss as of March 31, 2021 or December 31, 2020, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at March 31, 2021 and December 31, 2020 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Securities available-for-sale with a fair value of $129.1 million and $119.7 million at March 31, 2021 and December 31, 2020, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.
The following table presents the scheduled maturities of debt securities as of the date indicated:

	March 31, 2021
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$500	$500
Due after One Year through Five Years	4,807	4,872
Due after Five Years through Ten Years	64,948	64,085
Due after Ten Years	67,896	69,949
Total	$138,151	$139,406

The following table presents the gross realized gain and loss on sales of debt securities, as well as gain and loss on equity securities from both sales and market adjustments for the periods indicated. All gains and losses presented in the table below are reported in net gain (loss) on securities on the Consolidated Statements of Income.

	Three Months Ended March 31,
	2021	2020
(Dollars in thousands)

Debt Securities
Gross Realized Gain	$225	$—
Gross Realized Loss	—	—
Net Gain on Debt Securities	$225	$—

Equity Securities
Net Unrealized Gain (Loss) Recognized on Securities Held	$222	$(438)
Net Realized Gain Recognized on Securities Sold	—	—
Net Gain (Loss) on Equity Securities	$222	$(438)
Net Gain (Loss) on Securities	$447	$(438)
Note 4. Loans and Allowance for Loan Losses
The Company’s loan portfolio is segmented to enable management to monitor risk and performance. Real estate loans are further segregated into three classes. Residential mortgages include those secured by residential properties and include home equity loans, while commercial mortgages consist of loans to commercial borrowers secured by commercial real estate. Construction loans typically consist of loans to build commercial buildings and acquire and develop residential real estate. The commercial and industrial segment consists of loans to finance the activities of commercial customers. The consumer segment consists primarily of indirect auto loans as well as personal installment loans and personal or overdraft lines of credit.
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

The following table presents the classifications of loans as of the dates indicated.

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
(Dollars in thousands)

Real Estate:
Residential	$339,596	32.6%	$344,142	32.9%
Commercial	370,118	35.5	373,555	35.9
Construction	77,714	7.5	72,600	6.9
Commercial and Industrial	128,931	12.4	126,813	12.1
Consumer	111,650	10.7	113,854	10.9
Other	13,688	1.3	13,789	1.3
Total Loans	1,041,697	100.0%	1,044,753	100.0%
Allowance for Loan Losses	(12,725)		(12,771)
Loans, Net	$1,028,972		$1,031,982
The Small Business Administration reopened the Payroll Protection Program ("PPP") the week of January 11, 2021 and began accepting applications for both First Draw and Second Draw PPP Loans. As of March 31, 2021, as part of this round of PPP, the Bank funded 156 PPP loans totaling $25.0 million with net deferred origination fees of $984,000. Combined with $19.7 million of loan forgiveness processed in the first quarter of 2021, total PPP loans increased $5.3 million to $60.4 million at March 31, 2021 compared to $55.1 million at December 31, 2020. At March 31, 2021, the largest sectors of PPP loans were $15.2 million for construction and specialty-trade contractors, $10.1 million in loans for health care and social assistance, $8.2 million for professional and technical services, $3.5 million for retail trade, $5.0 million for restaurant and food services, $4.9 million for manufacturing, and $4.5 million for wholesale trade. Net unamortized PPP loan origination fees as of March 31, 2021 and December 31, 2020 were $1.5 million and $1.1 million, respectively. $535,000 of net PPP loan origination fees were earned for the three months ended March 31, 2021. All PPP loans are classified as commercial and industrial loans held for investment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.
Total unamortized net deferred loan fees were $2.5 million and $2.0 million at March 31, 2021 and December 31, 2020, respectively.
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

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At March 31, 2021 and December 31, 2020, there were no loans in the criticized category of Loss within the internal risk rating system.

	March 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$336,031	$1,090	$2,475	$—	$339,596
Commercial	322,743	31,818	15,557	—	370,118
Construction	72,969	2,145	2,600	—	77,714
Commercial and Industrial	114,911	7,943	5,493	584	128,931
Consumer	111,598	—	52	—	111,650
Other	13,612	76	—	—	13,688
Total Loans	$971,864	$43,072	$26,177	$584	$1,041,697

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$340,573	$1,115	$2,454	$—	$344,142
Commercial	320,358	37,482	15,715	—	373,555
Construction	68,343	53	4,204	—	72,600
Commercial and Industrial	113,797	7,787	4,620	609	126,813
Consumer	113,805	—	49	—	113,854
Other	13,711	78	—	—	13,789
Total Loans	$970,587	$46,515	$27,042	$609	$1,044,753
The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	March 31, 2021
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$336,483	$1,253	$—	$—	$1,253	$1,860	$339,596
Commercial	363,057	—	—	—	—	7,061	370,118
Construction	77,714	—	—	—	—	—	77,714
Commercial and Industrial	127,127	—	—	—	—	1,804	128,931
Consumer	111,346	249	3	—	252	52	111,650
Other	13,688	—	—	—	—	—	13,688
Total Loans	$1,029,415	$1,502	$3	$—	$1,505	$10,777	$1,041,697

	December 31, 2020
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$339,067	$2,919	$315	$—	$3,234	$1,841	$344,142
Commercial	365,712	1	740	—	741	7,102	373,555
Construction	72,600	—	—	—	—	—	72,600
Commercial and Industrial	124,916	—	—	—	—	1,897	126,813
Consumer	112,952	784	61	8	853	49	113,854
Other	13,789	—	—	—	—	—	13,789
Total Loans	$1,029,036	$3,704	$1,116	$8	$4,828	$10,889	$1,044,753
Total unrecorded interest income related to nonaccrual loans was $61,000 and $11,000 for the three months ended March 31, 2021 and 2020, respectively.

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

	March 31, 2021	December 31, 2020
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,860	$1,841
Commercial	7,061	7,102
Commercial and Industrial	1,804	1,897
Consumer	52	49
Total Nonaccrual Loans	10,777	10,889

Accruing Loans Past Due 90 Days or More:
Real Estate:
Residential	—	—
Consumer	—	8
Total Accruing Loans Past Due 90 Days or More	—	8
Total Nonaccrual Loans and Accruing Loans Past Due 90 Days or More	10,777	10,897

Troubled Debt Restructurings, Accruing:
Real Estate
Residential	641	650
Commercial	2,777	2,861
Commercial and Industrial	57	80
Total Troubled Debt Restructurings, Accruing	3,475	3,591

Total Nonperforming Loans	14,252	14,488

Other Real Estate Owned:
Residential	—	—
Commercial	208	208
Total Other Real Estate Owned	208	208

Total Nonperforming Assets	$14,460	$14,696

Nonperforming Loans to Total Loans	1.37%	1.39%
Nonperforming Assets to Total Assets	0.98	1.04
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $754,000 and $806,000 at March 31, 2021 and December 31, 2020, respectively.
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
The following table provides details of loans in forbearance as of the dates indicated.

	March 31, 2021			December 31, 2020
	Number of Loans	Amount	% of Portfolio	Number of Loans	Amount	% of Portfolio
(Dollars in thousands)

Real Estate:
Residential	7	1,343	0.4%	4	749	0.2%
Commercial	7	13,814	3.7%	8	19,818	5.3%
Construction	1	1,958	2.5%	1	1,958	2.7%
Commercial and Industrial	5	1,219	0.9%	5	1,219	1.0%
Consumer	5	106	0.1%	13	356	0.3%
Total Loans in Forbearance	25	$18,440	1.8%	31	$24,100	2.3%
Loans in deferral at March 31, 2021 include two commercial real estate loans totaling $4.6 million and one construction loan totaling $2.0 million that are all secured by hotels, one commercial real estate loan totaling $5.5 million secured by office space and a business relationship that rents equipment, supplies and other materials for events comprised of three commercial real estate loans totaling $3.3 million, and five commercial and industrial loans totaling $1.2 million. All loans will have exited their deferral periods by July 2021.
The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 16 loans totaling $4.1 million at March 31, 2021 and 17 loans totaling $4.2 million at December 31, 2020, respectively.
During the three months ended March 31, 2021, there were no loans that were modified that were considered a TDR and one residential real estate loan modified in a TDR totaling $3,000 that paid off. During the three months ended March 31, 2020, there were no loans that were modified that were considered a TDR and no loans modified in a TDR that paid off. No TDRs subsequently defaulted during the three months ended March 31, 2021 and 2020, respectively.

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	March 31, 2021
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,174	$—	$1,178	$1,177	$12
Commercial	33,497	—	33,627	33,666	361
Construction	2,599	—	2,599	2,599	23
Commercial and Industrial	3,703	—	3,938	3,956	28
Total With No Related Allowance Recorded	$40,973	$—	$41,342	$41,398	$424

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	571	269	571	576	6
Construction	—	—	—	—	—
Commercial and Industrial	2,487	502	2,487	2,512	17
Total With A Related Allowance Recorded	$3,058	$771	$3,058	$3,088	$23

Total Impaired Loans:
Real Estate:
Residential	$1,174	$—	$1,178	$1,177	$12
Commercial	34,068	269	34,198	34,242	367
Construction	2,599	—	2,599	2,599	23
Commercial and Industrial	6,190	502	6,425	6,468	45
Total Impaired Loans	$44,031	$771	$44,400	$44,486	$447

	December 31, 2020
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,183	$—	$1,187	$1,194	$46
Commercial	31,865	—	32,887	37,443	1,418
Construction	4,204	—	4,204	4,013	159
Commercial and Industrial	3,296	—	3,506	3,426	89
Total With No Related Allowance Recorded	$40,548	$—	$41,784	$46,076	$1,712

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	1,524	293	1,524	1,585	72
Construction	—	—	—	—	—
Commercial and Industrial	2,069	356	2,069	2,114	57
Total With A Related Allowance Recorded	$3,593	$649	$3,593	$3,699	$129

Total Impaired Loans
Real Estate:
Residential	$1,183	$—	$1,187	$1,194	$46
Commercial	33,389	293	34,411	39,028	1,490
Construction	4,204	—	4,204	4,013	159
Commercial and Industrial	5,365	356	5,575	5,540	146
Total Impaired Loans	$44,141	$649	$45,377	$49,775	$1,841
The following tables present the activity in the allowance for loan losses summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2020	$2,249	$6,010	$889	$1,423	$1,283	$—	$917	$12,771
Charge-offs	—	—	—	—	(95)	—	—	(95)
Recoveries	9	—	—	12	28	—	—	49
Provision	(283)	(93)	50	108	(113)	—	331	—
March 31, 2021	$1,975	$5,917	$939	$1,543	$1,103	$—	$1,248	$12,725

	March 31, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$269	$—	$502	$—	$—	$—	$771
Collectively Evaluated for Potential Impairment	$1,975	$5,648	$939	$1,041	$1,103	$—	$1,248	$11,954

	December 31, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$293	$—	$356	$—	$—	$—	$649
Collectively Evaluated for Potential Impairment	$2,249	$5,717	$889	$1,067	$1,283	$—	$917	$12,122

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2019	$2,023	$3,210	$285	$2,412	$1,417	$—	$520	$9,867
Charge-offs	(25)	—	—	—	(99)	—	—	(124)
Recoveries	2	14	—	9	54	—	—	79
Provision	685	1,651	379	(829)	507	—	107	2,500
March 31, 2020	$2,685	$4,875	$664	$1,592	$1,879	$—	$627	$12,322

	March 31, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$392	$—	$259	$—	$—	$—	$651
Collectively Evaluated for Potential Impairment	$2,685	$4,483	$664	$1,333	$1,879	$—	$627	$11,671
The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated. At March 31, 2021 and December 31, 2020, commercial and industrial loans include $60.4 million and $55.1 million, respectively, of PPP loans collectively evaluated for potential impairment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

	March 31, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,174	$34,068	$2,599	$6,190	$—	$—	$44,031
Collectively Evaluated for Potential Impairment	338,422	336,050	75,115	122,741	111,650	13,688	997,666
Total Loans	$339,596	$370,118	$77,714	$128,931	$111,650	$13,688	$1,041,697

	December 31, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,183	$33,389	$4,204	$5,365	$—	$—	$44,141
Collectively Evaluated for Potential Impairment	342,959	340,166	68,396	121,448	113,854	13,789	1,000,612
Total Loans	$344,142	$373,555	$72,600	$126,813	$113,854	$13,789	$1,044,753
The following table presents changes in the accretable discount on the loans acquired at fair value at the dates indicated.

Accretable Discount
(Dollars in Thousands)

December 31, 2020	$1,194
Accretable Yield	(138)
March 31, 2021	$1,056
Note 5. Deposits
The following table shows the maturities of time deposits for the next five years and beyond at the date indicated.

March 31, 2021
(Dollars in thousands)

One Year or Less	$79,821
Over One Through Two Years	51,301
Over Two Through Three Years	25,961
Over Three Through Four Years	8,582
Over Four Through Five Years	11,237
Over Five Years	3,795
Total	$180,697

The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $53.9 million and $59.2 million as of March 31, 2021 and December 31, 2020, respectively.
The aggregate amount of demand deposits that are overdrawn and have been reclassified as loans was $181,000 and $231,000 as of March 31, 2021 and December 31, 2020, respectively.
Note 6. Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term and may consist of borrowings with the Federal Home Loan Bank ("FHLB"), securities sold under agreements to repurchase or borrowings on revolving lines of credit with the Federal Reserve Bank or other correspondent banks, Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are overnight sweep accounts with next-day maturities utilized by commercial customers to earn interest on their funds. Securities are pledged as collateral under these agreements in an amount at least equal to the outstanding balance and the collateral pledging requirements are monitored on a daily basis.
The following table sets forth the components of short-term borrowings as of the dates indicated.

	March 31, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$45,352	0.21%	$41,055	0.21%
Average Balance Outstanding During the Period	41,094	0.23	37,819	0.36
Maximum Amount Outstanding at any Month End	45,352		46,123

Securities Collaterizing the Agreements at Period-End:
Carrying Value	47,430		46,312
Market Value	46,571		47,283
Note 7. Other Borrowed Funds
Other borrowed funds consist of fixed rate advances from the FHLB. The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	March 31, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Due in One Year	$3,000	2.23%	$2,000	2.12%
Due After One Year to Two Years	3,000	2.41	3,000	2.23
Due After Two Years to Three Years	—	—	3,000	2.41
Total	$6,000	2.32%	$8,000	2.27%
As of March 31, 2021, the Company maintained a credit arrangement with a maximum borrowing limit of approximately $433.0 million with the FHLB and available borrowing capacity of $332.7 million. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on $580.9 million of residential and commercial mortgage loans and the Company’s investment in FHLB stock. Under this arrangement the Company had available a variable rate Line of Credit in the amount of $150.0 million as of March 31, 2021, of which there was no outstanding balance.
As an alternative to pledging securities, the FHLB periodically provides standby letters of credit on behalf of the Bank to secure certain public deposits in excess of the level insured by the FDIC. If the FHLB is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the Bank. Standby letters of credit issued on our behalf by the FHLB to secure public deposits were $99.6 million and $90.3 million as of March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021, the Company maintained a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $84.4 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by $131.7 million of commercial and industrial and consumer indirect auto loans. In addition, the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million of which no draws had been taken.
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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers into or out of Level 3 during the three months ended March 31, 2021 or year ended December 31, 2020.

	Fair Value Hierarchy	March 31 2021	December 31 2020
(Dollars in thousands)

Securities:
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$48,688	$41,411
Obligations of States and Political Subdivisions	Level 2	21,727	21,993
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	68,991	79,493
Total Available-for-Sale Debt Securities		139,406	142,897

Equity Securities
Mutual Funds	Level 1	1,001	1,019
Other	Level 1	1,749	1,484
Total Equity Securities		2,750	2,503
Total Securities		$142,156	$145,400

The following table presents the financial assets on the Consolidated Statements of Financial Condition measured at fair value on a nonrecurring basis as of the dates indicated by level within the fair value hierarchy for only those nonrecurring assets that had a fair value below the carrying amount. The table also presents the significant unobservable inputs used in the fair value measurements.

Financial Asset	Fair Value Hierarchy	March 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Impaired Loans Individually Assessed	Level 3	$2,287	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	—
Mortgage Servicing Rights	Level 3	766	Discounted Cash Flow	Discount Rate	9%	to	11%	9.8%
				Prepayment Speed	8%	to	23%	13.8%

Financial Asset	Fair Value Hierarchy	December 31, 2020	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Impaired Loans Individually Assessed	Level 3	$2,944	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	—
Mortgage Servicing Rights	Level 3	656	Discounted Cash Flow	Discount Rate	9%	to	11%	10.0%
				Prepayment Speed	12%	to	27%	18.7%
OREO	Level 3	34	Appraisal of Collateral (1)	Liquidation Expenses (2)	10%	to	30%	—
(1)Fair value is generally determined through independent appraisals of the underlying collateral, which may include various Level 3 inputs, which are not identifiable.
(2)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expense are presented as a percent of the appraisal.
Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At March 31, 2021 and December 31, 2020, the fair value of impaired loans consists of the loan balances of $3.1 million and $3.6 million, respectively, less their specific valuation allowances of $771,000 and $649,000, respectively.
The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. MSRs are reported in Other Assets in the Consolidated Statements of Financial Condition and are amortized into mortgage servicing income in Other Income in the Consolidated Statements of Income.
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
The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		March 31, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$216,753	$216,753	$145,636	$145,636
Non-Interest Bearing	Level 1	13,247	13,247	15,275	15,275
Securities	See Above	142,156	142,156	145,400	145,400
Loans, Net	Level 3	1,028,972	1,065,445	1,031,982	1,073,633
Restricted Stock	Level 2	3,784	3,784	3,984	3,984
Mortgage Servicing Rights	Level 3	766	766	656	656
Accrued Interest Receivable	Level 2	3,738	3,738	3,872	3,872

Financial Liabilities:
Deposits	Level 2	1,284,463	1,287,325	1,224,569	1,231,606
Short-Term Borrowings	Level 2	45,352	45,352	41,055	41,055
Other Borrowed Funds	Level 2	6,000	6,098	8,000	8,067
Accrued Interest Payable	Level 2	626	626	767	767
Note 9. Commitments and Contingent Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business primarily to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and performance letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
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

	March 31, 2021	December 31, 2020
(Dollars in thousands)

Standby Letters of Credit	$110	$120
Performance Letters of Credit	2,753	2,947
Construction Mortgages	54,628	60,312
Personal Lines of Credit	7,120	6,930
Overdraft Protection Lines	6,189	6,287
Home Equity Lines of Credit	23,160	22,110
Commercial Lines of Credit	74,272	69,738
Total Commitments	$168,232	$168,444
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
Note 10. Leases
The Company evaluates contracts at commencement to determine if a lease is present. The Company’s lease contracts are all classified as operating leases and create operating right-of-use (“ROU”) assets and corresponding lease liabilities on the balance sheet. The leases are primarily ROU assets of land and building for branch and loan production locations. ROU assets are reported in Accrued Interest Receivable and Other Assets and the related lease liabilities in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition.
The following tables present the lease expense, ROU assets, weighted average term, discount rate and maturity analysis of lease liabilities for operating leases for the periods and dates indicated.

	Three Months Ended March 31,
	2021	2020
(Dollars in thousands)

Operating Lease Expense	$95	$116
Short-Term Lease Expense	8	—
Variable Lease Expense	8	9
Total Lease Expense	$111	$125

	March 31, 2021	December 31, 2020
(Dollars in thousands)

Operating Leases:
ROU Assets	$1,118	$1,206
Weighted Average Lease Term in Years	7.00	6.95
Weighted Average Discount Rate	2.42%	2.39%

March 31, 2021
(Dollars in throusands)

Maturity Analysis:
Due in One Year	$346
Due After One Year to Two Years	249
Due After Two Years to Three Years	125
Due After Three Years to Four Years	107
Due After Four to Five Years	60
Due After Five Years	352
Total	$1,239
Less: Present Value Discount	118
Lease Liabilities	$1,121
Note 11. Other Noninterest Expense
The details of other noninterest expense for the Company’s Consolidated Statements of Income for the periods indicated are as follows:

	Three Months Ended March 31,
	2021	2020
(Dollars in thousands)

Non-Employee Compensation	$148	$147
Printing and Supplies	99	101
Postage	63	61
Telephone	188	169
Charitable Contributions	15	51
Dues and Subscriptions	50	76
Loan Expenses	92	145
Meals and Entertainment	34	40
Travel	22	54
Training	17	7
Bank Assessment	44	44
Insurance	60	56
Miscellaneous	150	162
Total Other Noninterest Expense	$982	$1,113
Note 12. Segment and Related Information
At March 31, 2021, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

March 31, 2021
Assets	$1,477,053	$5,207	$133,797	$(139,236)	$1,476,821
Liabilities	1,349,183	1,746	21	(7,905)	1,343,045
Stockholders' Equity	127,870	3,461	133,776	(131,331)	133,776

December 31, 2020
Assets	$1,416,132	$5,379	$134,546	$(139,337)	$1,416,720
Liabilities	1,287,148	2,325	16	(7,299)	1,282,190
Stockholders' Equity	128,984	3,054	134,530	(132,038)	134,530

Three Months Ended March 31, 2021
Interest and Dividend Income	$10,971	$1	$1,320	$(1,304)	$10,988
Interest Expense	1,011	—	—	—	1,011
Net Interest and Dividend Income	9,960	1	1,320	(1,304)	9,977
Provision for Loan Losses	—	—	—	—	—
Net Interest and Dividend Income After Provision for Loan Losses	9,960	1	1,320	(1,304)	9,977
Noninterest Income	1,343	1,591	240	—	3,174
Noninterest Expense	8,390	1,001	4	—	9,395
Undistributed Net Income of Subsidiary	407	—	1,301	(1,708)	—
Income Before Income Tax Expense	3,320	591	2,857	(3,012)	3,756
Income Tax Expense	715	184	12	—	911
Net Income	$2,605	$407	$2,845	$(3,012)	$2,845

Three Months Ended March 31, 2020
Interest and Dividend Income	$12,313	$1	$15	$—	$12,329
Interest Expense	1,796	—	—	—	1,796
Net Interest and Dividend Income	10,517	1	15	—	10,533
Provision for Loan Losses	2,500	—	—	—	2,500
Net Interest and Dividend Income After Provision for Loan Losses	8,017	1	15	—	8,033
Noninterest Income (Loss)	1,046	1,281	(455)	—	1,872
Noninterest Expense	8,023	975	5	—	9,003
Undistributed Net Income of Subsidiary	213	—	1,123	(1,336)	—
Income Before Income Tax Expense (Benefit)	1,253	307	678	(1,336)	902
Income Tax Expense (Benefit)	130	94	(95)	—	129
Net Income	$1,123	$213	$773	$(1,336)	$773

Note 13. Intangible Assets
The following table presents a summary of intangible assets subject to amortization at the dates indicated.

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(Dollars in thousands)

Core Deposit Intangible	$14,103	$(7,532)	$6,571	$14,103	$(7,047)	$7,056
Customer List	1,800	(504)	1,296	1,800	(457)	1,343
Total Intangible Assets	$15,903	$(8,036)	$7,867	$15,903	$(7,504)	$8,399
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Amount
(Dollars in thousands)

Remaining in 2021	$1,596
2022	2,128
2023	2,128
2024	1,430
2025	189
2026 and Thereafter	396
Total Estimated Intangible Asset Amortization Expense	$7,867
Note 14. Mortgage Servicing Rights
The following table presents MSR activity and net carrying values for the periods indicated.

	Three Months Ended March 31,
	2021	2020
(Dollars in thousands)

Mortgage Servicing Rights:
Balance, Beginning of Period	$1,029	$1,001
Additions	17	45
Amortization	(79)	(54)
Balance, End of Period	$967	$992

Valuation Allowance:
Balance, Beginning of Period	$(373)	$(71)
Valuation Allowance Adjustment	172	—
Balance, End of Period	$(201)	$(71)
Mortgage Servicing Rights, Net Carrying Value	$766	$921
Amortization of MSRs and the period change in the valuation allowance are reported in Other Income on the Consolidated Statements of Income.
Real estate loans serviced for others, which are not included in the Consolidated Statements of Financial Condition, totaled $101.6 million and $105.8 million at March 31, 2021 and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
•The Federal Reserve Board’s decision in March 2020 to drop the benchmark interest rate from a range of 1.5% to 1.75% to a range of 0% to 0.25% as part of a wide-ranging emergency action to protect the economy from the COVID-19 outbreak may result in margin compression and an influx of loan refinances that could impact the Company’s net interest income.
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
The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from 15 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, six offices in Brooke, Marshall, Ohio, Upshur and Wetzel Counties in West Virginia, and one office in Belmont County in Ohio. The Bank also has a loan production office in Allegheny County, a corporate center in Washington County and an operations center in Greene County in Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc., the Bank’s wholly owned subsidiary that is a full-service, independent insurance agency located in Washington County.
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2021, compared to the financial condition as of December 31, 2020 and the consolidated results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
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
Branch Optimization and Operational Efficiency Update
As previously disclosed by the Company on February 23, 2021, the Company announced the implementation of strategic initiatives to improve the Bank’s financial performance and to position the Bank for continued profitable growth. The Bank intends to optimize its current branch network through the consolidation of six branches and the possible divestiture of others, while expanding technology and infrastructure investments in its remaining locations. The decision was the result of a comprehensive internal study that measured branch performance by comparing financial and non-financial indicators to growth opportunities, while evolving changes in consumer preferences, largely driven by the global pandemic, led to an acceleration of branch optimization efforts. The branch optimization, which is expected to be completed in 2021, will result in the Company incurring restructuring related expenses predominantly from branch consolidations, lease termination and severance costs. The Company anticipates non-recurring pre-tax expenses during 2021 in line with the $6.1 million announced in February. This estimated cost excludes the impact of any premium from sale of branches, and assumes no salvage value, lease termination, severance, and other costs associated with the consolidations or sales; however, the Company anticipates some recovery of these costs over time. The Company expects an annual reduction in pre-tax operating expenses in 2021 of approximately $1.5 million, along with $3.0 million of ongoing pre-tax cost savings as a result of the implementation of the branch optimization initiatives.
The Bank also completed a comprehensive review of its branch network and operating environment to identify solutions to improve operating performance. This review prioritized profitability, efficiency, infrastructure and client experience improvements, automation in operations, and digital marketing and technology investments.
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
The interest income on interest-earning assets, net interest rate spread and net interest margin are presented on a fully tax-equivalent (“FTE”) basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory income tax rate of 21.0%. We believe the presentation of net interest income on a FTE basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
(Dollars in thousands)

Interest Income per Consolidated Statements of Income (GAAP)	$10,988	$12,329
Adjustment to FTE Basis	40	53
Interest Income (FTE) (Non-GAAP)	11,028	12,382
Interest Expense per Consolidated Statements of Income	1,011	1,796
Net Interest Income (FTE) (Non-GAAP)	$10,017	$10,586

Net Interest Rate Spread (GAAP)	2.91%	3.34%
Adjustment to FTE Basis	0.01	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	2.92	3.35

Net Interest Margin (GAAP)	3.04%	3.55%
Adjustment to FTE Basis	0.01	0.02
Net Interest Margin (FTE) (Non-GAAP)	3.05	3.57

Allowance for loan losses to total loans, excluding PPP loans, is a non-GAAP measure that serves as a useful measurement to evaluate the allowance for loan losses without the impact of SBA guaranteed loans.

	March 31, 2021	December 31, 2020
(Dollars in thousands)

Allowance for Loan Losses (Numerator)	$12,725	$12,771

Total Loans	1,041,697	$1,044,753
PPP Loans	(60,380)	(55,096)
Total Loans, Excluding PPP Loans (Non-GAAP) (Denominator)	$981,317	$989,657

Allowance for Loan Losses to Total Loans (GAAP)	1.22%	1.22%

Allowance for Loan Losses to Total Loans, Excluding PPP Loans (Non-GAAP)	1.30%	1.29%
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	March 31, 2021	December 31, 2020
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$133,776	$134,530
Goodwill and Other Intangible Assets, Net	(17,599)	(18,131)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$116,177	$116,399

Common Shares Outstanding (Denominator)	5,434,374	5,434,374

Book Value per Common Share (GAAP)	$24.62	$24.76

Tangible Book Value per Common Share (Non-GAAP)	$21.38	$21.42
Consolidated Statements of Financial Condition Analysis
Assets. Total assets increased $60.1 million, or 4.2%, to $1.48 billion at March 31, 2021, compared to $1.42 billion at December 31, 2020.
Cash and Securities
•Cash and due from banks increased $69.1 million, or 42.9%, to $230.0 million at March 31, 2021, compared to $160.9 million at December 31, 2020. The change is primarily due to an increase in Deposits as further described below in the Liabilities section.
•Securities decreased $3.2 million, or 2.2%, to $142.2 million at March 31, 2021, compared to $145.4 million at December 31, 2020. Current period activity included $11.0 million of paydowns on mortgage-backed securities, $22.3 million of mortgage-backed securities and U.S. government agency securities purchases, and $11.9 million of mortgage-backed securities sales, which resulted in the recognition of a $225,000 gain on the sale of securities. The sales recognized gains on higher-interest securities with faster prepayment speeds. In addition, there was a $3.1 million decrease in the market value of the debt securities portfolio and a $222,000 gain in market value in the equity securities portfolio, which is primarily comprised of bank stocks.
Payroll Protection Program (“PPP”) Update
•The Small Business Administration reopened the PPP the week of January 11, 2021 and began accepting applications for both First Draw and Second Draw PPP Loans. As of March 31, 2021, as part of this round of PPP, the Bank funded 156 PPP loans totaling $25.0 million with net deferred origination fees of $984,000. Combined with $19.7 million of loan forgiveness processed in the first quarter of 2021, total PPP loans increased $5.3 million to $60.4 million at March 31, 2021 compared to $55.1 million at December 31, 2020.
•$1.1 million of net PPP loan origination fees were unearned at December 31, 2020. Due to activity in the first quarter of 2021, $1.5 million of net PPP loan origination fees were unearned at March 31, 2021. $535,000 of net PPP loan origination fees were earned in the first quarter of 2021 compared to $604,000 for the three months ended December 31, 2020.
Loans, Allowance for Loan Losses and Credit Quality
•Total loans decreased $3.1 million to $1.04 billion at March 31, 2021. Excluding the impact of PPP loans, organic loan growth declined $8.3 million. Residential real estate, commercial real estate and consumer loans declined $4.5 million, $3.4 million and $2.2 million, respectively. The Bank is experiencing headwinds in commercial real estate loan growth due to the pandemic's impact on overall commercial loan demand, particularly in the retail and office space sectors. These declines were offset by net loan funding of $5.1 million in construction loans. Average loans for the three months ended March 31, 2021 decreased $1.1 million compared to the three months ended December 31, 2020.
•The allowance for loan losses was $12.7 million at March 31, 2021 compared to $12.8 million at December 31, 2020. There was no provision for loan losses in the first quarter. An $8.3 million decrease in net reservable loans in the current period, which excludes PPP loan activity, and improving economic and industry condition contributed to the lack of provision in the current period. As a result, the allowance for loan losses to total loans of 1.22% at March 31, 2021 was comparable to the percentage at December 31, 2020. No allowance was allocated to the PPP loan portfolio. The allowance for loan losses to total loans, excluding PPP loans, was 1.30% at March 31, 2021 compared to 1.29% at December 31, 2020.
•Nonperforming loans decreased to $14.3 million at March 31, 2021 compared to $14.5 million at December 31, 2020 and, coupled with a decrease in loans noted previously, resulted in the nonperforming loans to total loans ratio decrease to 1.37% at March 31, 2021 compared to 1.39% at December 31, 2020.
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
The following table provides details of loans in forbearance at the dates indicated.

	March 31, 2021			December 31, 2020
	Number of Loans	Amount	% of Portfolio	Number of Loans	Amount	% of Portfolio
(Dollars in thousands)

Real Estate:
Residential	7	1,343	0.4%	4	749	0.2%
Commercial	7	13,814	3.7%	8	19,818	5.3%
Construction	1	1,958	2.5%	1	1,958	2.7%
Commercial and Industrial	5	1,219	0.9%	5	1,219	1.0%
Consumer	5	106	0.1%	13	356	0.3%
Total Loans in Forbearance	25	$18,440	1.8%	31	$24,100	2.3%
Loans in deferral at March 31, 2021 include two commercial real estate loans totaling $4.6 million and one construction loan totaling $2.0 million that are all secured by hotels, one commercial real estate loan totaling $5.5 million secured by office space and a business relationship that rents equipment, supplies and other materials for events comprised of three commercial real estate loans totaling $3.3 million, and five commercial and industrial loans totaling $1.2 million. All loans will have exited their deferral periods by July 2021.
Other
•Accrued Interest Receivable and Other Assets decreased $2.3 million, or 15.1%, to $12.9 million at March 31, 2021, compared to $15.2 million at December 31, 2020. This was primarily due to the receipt of a $1.3 million federal income tax refund related to the 2018 alternative minimum tax carryforward from the First West Virginia Bancorp merger. The decrease was also related to the receipt of previously locked-in profit-sharing insurance commissions and annual agency bill receivables and decline in prepaid expenses.

Liabilities. Total liabilities increased $60.9 million, or 4.7%, to $1.34 billion at March 31, 2021 compared to $1.28 billion at December 31, 2020.
Deposits
•Deposits increased $59.9 million to $1.28 billion as of March 31, 2021 compared to $1.22 billion at December 31, 2020. Noninterest bearing demand deposits, NOW accounts and savings accounts increased $36.6 million, $21.1 million and $11.6 million, respectively, partially offset by a decrease of $9.3 million in time deposits. IRS and stimulus-related payments totaled $29.9 million in the current quarter and the impact of the PPP loans that were originated in the current quarter and the proceeds of which were initially deposited at the Bank was approximately $23.4 million. Annualized deposit growth rate was 19.6% including PPP loan deposits and 2.2% without IRS and PPP loan deposits, representing organic deposit growth. Average total deposits increased $17.0 million, primarily in noninterest-bearing deposits, for the three months ended March 31, 2021 compared to the three months ended December 31, 2020.
Borrowed Funds
•Short-term borrowings increased $4.3 million, or 10.5%, to $45.4 million at March 31, 2021, compared to $41.1 million at December 31, 2020. At March 31, 2021 and December 31, 2020, short-term borrowings were comprised entirely of securities sold under agreements to repurchase. The increase is related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase.
•Other borrowed funds decreased $2.0 million to $6.0 million at March 31, 2021 due to a Federal Home Loan Bank borrowing that matured in the current period.
Stockholders’ Equity. Stockholders’ equity decreased $754,000, or 0.6%, to $133.8 million at March 31, 2021, compared to $134.5 million at December 31, 2020.
•Net income was $2.8 million for the three months ended March 31, 2021.
•Accumulated other comprehensive income decreased $2.4 million primarily due to the effect of market interest rate conditions in the current period on the Bank’s available-for-sale debt securities.
•The Company declared and paid $1.3 million in dividends to common stockholders in the current period.
•Book value per share was $24.62 at March 31, 2021 compared to $24.76 at December 31, 2020, a decrease of $0.14. Tangible book value per share decreased $0.04, or 0.2%, to $21.38 compared to $21.42 at December 31, 2020. Refer to Explanation of Use of Non-GAAP Financial Measures in this Report.
Consolidated Results of Operations for the Three Months Ended March 31, 2021 and 2020
Overview. Net income was $2.8 million for the three months ended March 31, 2021, an increase of $2.1 million compared to net income of $773,000 for the three months ended March 31, 2020.
Net Interest and Dividend Income. Net interest and dividend income decreased $556,000, or 5.3%, to $10.0 million for the three months ended March 31, 2021 compared to $10.5 million for the three months ended March 31, 2020. Net interest margin (FTE) (Non-GAAP) decreased 52 basis points (“bps”) to 3.05% for the three months ended March 31, 2021 compared to 3.57% the three months ended March 31, 2020. Net interest margin (GAAP) decreased to 3.04% for the three months ended March 31, 2021 compared to 3.55% for the three months ended March 31, 2020.
Interest and Dividend Income
•Interest and dividend income decreased $1.3 million, or 10.9%, to $11.0 million for the three months ended March 31, 2021 compared to $12.3 million the three months ended March 31, 2020.
◦Interest income on loans decreased $618,000, or 5.7%, to $10.1 million for the three months ended March 31, 2021 compared to $10.8 million for the three months ended March 31, 2020. While average loans increased $81.2 million compared to the three months ended March 31, 2020, the average yield decreased 57 bps to 4.00%. The current quarter loan yield compared to the quarter ended March 31, 2020 was impacted by the declines in interest rate indices in the first quarter of 2020 at the onset of the COVID-19 pandemic. PPP loans decreased loan yield approximately 5 bps but that was offset by the recognition of $535,000 of net PPP loan origination fees in the current period.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $138,000 for the three months ended March 31, 2021 compared to $76,000 for the three months ended March 31, 2020, or 6 bps in the current period compared to 3 bps in the prior period.

◦Interest income on taxable investment securities decreased $555,000, or 46.2%, to $646,000 for the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020 driven by a $35.8 million decrease in average investment securities balances and 93 bps decrease in average yield. The Federal Reserve’s pandemic-driven decision to drop the benchmark interest rate in 2020 resulted in significant calls of U.S. government agency securities and paydowns on mortgage-backed securities in the declining interest rate environment, which were replaced with lower-yielding securities or maintained in cash.
◦Other interest and dividend income, which primarily consists of interest-bearing cash, decreased $140,000, or 58.8% to $98,000 for the three months ended March 31, 2021 compared to $238,000 for the three months ended March 31, 2020. Average other interest-earning assets increased $97.3 million compared to the three months ended March 31, 2020 primarily from buildup of cash as a result of securities activity, and PPP loan funds and government stimulus payments deposited with the Bank, although average yield declined 123 bps due to interest rate cuts on interest-earning cash deposits held at other financial institutions.
Interest Expense
•Interest expense decreased $785,000, or 43.7%, to $1.0 million for the three months ended March 31, 2021 compared to $1.8 million for the three months ended March 31, 2020.
◦Interest expense on deposits decreased $734,000, or 43.7%, to $947,000 for the three months ended March 31, 2021 compared to $1.7 million for the three months ended March 31, 2020. While average interest-earning deposits increased $42.2 million compared to the three months ended March 31, 2020, interest rate declines for all products driven by pandemic-related interest rate cuts resulted in a 37 bp, or 46.0%, decrease in average cost compared to the three months ended March 31, 2020. In addition, average time deposits and the related average cost decreased $28.3 million and 41 bps, respectively.
◦Interest expense on other borrowed funds decreased $29,000, or 41.4%, to $41,000 for the three months ended March 31, 2021 primarily due to FHLB long-term borrowings that matured and were paid off throughout the last year that resulted in a $5.6 million decrease in average balance.

Average Balances and Yields. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. FTE yield adjustments have been made for tax exempt loan and securities interest income utilizing a marginal federal income tax rate of 21.0% for the periods presented. As such, amounts will not agree to income as reported in the consolidated financial statements. Average balances for loans are net of the allowance for loan losses, and include nonaccrual loans with a zero yield. Nonaccrual loans are included in average balances only. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost (4)	Average Balance	Interest and Dividends	Yield/ Cost (4)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net	$1,031,853	$10,168	4.00%	$950,661	$10,796	4.57%
Debt Securities
Taxable	122,883	646	2.10	158,655	1,201	3.03
Tax Exempt	12,943	96	2.97	16,837	127	3.02
Marketable Equity Securities	2,632	20	3.04	2,568	20	3.12
Other Interest-Earning Assets	161,871	98	0.25	64,608	238	1.48
Total Interest-Earning Assets	1,332,182	11,028	3.36	1,193,329	12,382	4.17
Noninterest-Earning Assets	92,550			114,056
Total Assets	$1,424,732			$1,307,385

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$259,065	77	0.12%	$226,482	267	0.47%
Savings	239,850	32	0.05	218,328	90	0.17
Money Market	197,395	98	0.20	180,982	249	0.55
Time Deposits	187,114	740	1.60	215,449	1,075	2.01
Total Interest-Bearing Deposits	883,424	947	0.43	841,241	1,681	0.80
Short-Term Borrowings
Securities Sold Under Agreements to Repurchase	41,094	23	0.23	29,541	45	0.61
Other Borrowings	7,200	41	2.31	12,780	70	2.20
Total Interest-Bearing Liabilities	931,718	1,011	0.44	883,562	1,796	0.82
Noninterest-Bearing Demand Deposits	349,108			261,504
Other Liabilities	8,869			9,797
Total Liabilities	1,289,695			1,154,863

Stockholders' Equity	135,037			152,522
Total Liabilities and Stockholders' Equity	$1,424,732			$1,307,385

Net Interest Income (FTE) (Non-GAAP) (5)		$10,017			$10,586
Net Interest Rate Spread (FTE) (Non-GAAP) (1)(5)			2.92%			3.35%
Net Interest-Earning Assets (2)	$400,464			$309,767
Net Interest Margin (FTE) (Non-GAAP) (3)(5)(			3.05			3.57
Return on Average Assets			0.81			0.24
Return on Average Equity (4)			8.54			2.04
Average Equity to Average Assets			9.48			11.67
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			142.98			135.06
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

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. FTE yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21.0%. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$776	$(1,404)	$(628)
Debt Securities:
Taxable	(234)	(321)	(555)
Exempt From Federal Tax	(29)	(2)	(31)
Marketable Equity Securities	1	(1)	—
Other Interest-Earning Assets	161	(301)	(140)
Total Interest-Earning Assets	675	(2,029)	(1,354)

Interest Expense:
Deposits	67	(801)	(734)
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	$13	$(35)	$(22)
Other Borrowings	$(32)	$3	$(29)
Total Interest-Bearing Liabilities	48	(833)	(785)
Change in Net Interest Income	$627	$(1,196)	$(569)
Provision for Loan Losses. There was no provision for loan losses for the three months ended March 31, 2021 compared to $2.5 million for the three months ended March 31, 2020. In the prior period, the COVID-19 pandemic, which led to state-wide shelter in place orders and mandatory closures of all but essential business resulted in a dramatic increase in unemployment and recessionary economic conditions. Based on evaluation of the macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis related to economic trends and industry conditions, specifically because of vulnerable industries such as hospitality, oil and gas, retail and restaurants, were adjusted for those circumstances and resulted in the $2.5 million provision for loan losses. Those qualitative factors have been decreased as the economic impact from the pandemic has eased. An $8.3 million decrease in net reservable loans in the current quarter, which excludes PPP loan activity, and improving economic and industry condition contributed to the lack of provision in the current period.
Net charge-offs for the three months ended March 31, 2021 were $46,000, or 0.02% of average loans on an annualized basis. Net charge-offs for the three months ended March 31, 2020 were $45,000, or 0.02% of average loans on an annualized basis. Net charge-offs were primarily attributable to indirect automobile loans in both periods.
Noninterest Income. Noninterest income increased $1.3 million, or 69.6%, to $3.2 million for the three months ended March 31, 2021, compared to $1.9 million for the three months ended March 31, 2020.
•Service fees decreased $59,000 to $546,000 for the three months ended March 31, 2021, compared to $605,000 for the three months ended March 31, 2020 due to decrease in overdraft fees.
•Insurance commissions increased $312,000 to $1.6 million for the three months ended March 31, 2021 compared to $1.3 million for the three months ended March 31, 2020 primarily due to an increase in contingency fees. Contingency fees are profit sharing commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses, policy cancellations and stop loss charges.

•Net gain on sale of loans was $86,000 for the three months ended March 31, 2021 compared to $127,000 for the three months ended March 31, 2020.
•Net gain on securities was $447,000 for the three months ended March 31, 2021 compared to a net loss of $438,000 for the three months ended March 31, 2020. In the current quarter, the Company recognized a $225,000 net gain on sale of debt securities from sales of higher-interest securities with faster prepayment speeds combined with a $222,000 increase in fair value in the equity securities portfolio, primarily comprised of bank stocks, which experienced a recovery in value from pandemic-related losses. The fair value of the Company’s equity securities declined $438,000 in the first quarter of 2020 from the impact of COVID-19 on the stock market.
•Other income (loss) included a $172,000 recapture of temporary impairment on mortgage servicing rights in the current quarter due to an increase in fair value in the serviced mortgage portfolio primarily attributable to prepayment speeds.
Noninterest Expense. Noninterest expense increased $392,000, or 4.4%, to $9.4 million for the three months ended March 31, 2021 compared to $9.0 million for the three months ended March 31, 2020.
•Salaries and employee benefits increased $163,000 to $4.9 million for the three months ended March 31, 2021 compared to $4.7 million for the three months ended March 31, 2020. In the prior period, the Company recognized a $407,000 one-time benefit from health insurance claims exceeding our stop-loss limit for the 2019 plan year and change from a self-funded to a fully-insured plan.
•Contracted services increased $309,000 to $687,000 for the three months ended March 31, 2021 compared to $378,000 for the three months ended March 31, 2020 The current period includes the engagement of a third-party workflow optimization expert to assist in implementing robotic process automations and more effective sales management designed to improve operational efficiencies in the near and long-term and engagement of a third party specialist to assist in core platform improvements and efficiencies.
•Data processing increased $93,000 to $518,000 for the three months ended March 31, 2021 compared to $425,000 for the three months ended March 31, 2020 primarily due to core and other technology upgrades.
•Federal Deposit Insurance Corporation (“FDIC”) assessment expense increased $92,000 to $250,000 for the three months ended March 31, 2021 compared to $158,000 for the three months ended March 31, 2020. The increase in assessment was due to the net loss recognized for the three months ended September 30, 2020 primarily due to goodwill impairment negatively impacting the assessment rate in the current period.
•Legal fees and professional fees decreased $46,000 to $189,000 for the three months ended March 31, 2021 compared to $235,000 for the three months ended March 31, 2020 due to legal fees associated with the transition of the CEO in the prior period.
•Advertising decreased $43,000 to $140,000 for the three months ended March 31, 2021 compared to $183,000 for the three months ended March 31, 2020 due to reduced marketing initiatives during the pandemic.
•Other noninterest expense decreased $131,000 to $982,000 for the three months ended March 31, 2021 compared to $1.1 million for the three months ended March 31, 2020 primarily due to decreases in loan expenses and travel-related costs from employee work-at home arrangements during the pandemic.
Income Tax Expense. Income tax expense increased $782,000 to $911,000 for the three months ended March 31, 2021 compared to $129,000 for the three months ended March 31, 2020. This change was primarily due to an increase in pretax income in the current period and an income tax expense adjustment that resulted from amended tax returns as a result of the CARES Act.
Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 9 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of March 31, 2021 and December 31, 2020.
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

The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at March 31, 2021 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $230.0 million at March 31, 2021. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $13.1 million at March 31, 2021. In addition, at March 31, 2021, the Company had the ability to borrow up to $433.0 million from the FHLB of Pittsburgh, of which $332.7 million is available. The Company also has the ability to borrow up to $84.4 million million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both March 31, 2021 and December 31, 2020.
At March 31, 2021, $79.8 million, or 44.2% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At March 31, 2021, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $5.2 million. While the Company is not currently planning to reduce or suspend quarterly dividends, if the Company incurs or is expected to incur significant reduction in earnings as a result of the COVID-19 pandemic, it may need to suspend or reduce the level of quarterly dividends. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At March 31, 2021 and December 31, 2020, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. At March 31, 2021, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent risk weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility.

The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	March 31, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$110,676	11.85%	$108,950	11.79%
For Capital Adequacy Purposes	42,046	4.50	41,598	4.50
To Be Well Capitalized	60,733	6.50	60,086	6.50

Tier 1 Capital (to risk weighted assets)
Actual	110,676	11.85	108,950	11.79
For Capital Adequacy Purposes	56,061	6.00	55,464	6.00
To Be Well Capitalized	74,748	8.00	73,952	8.00

Total Capital (to risk weighted assets)
Actual	122,368	13.10	120,520	13.04
For Capital Adequacy Purposes	74,748	8.00	73,952	8.00
To Be Well Capitalized	93,435	10.00	92,440	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	110,676	7.87	108,950	7.81
For Capital Adequacy Purposes	56,280	4.00	55,765	4.00
To Be Well Capitalized	70,350	5.00	69,706	5.00
Item 3. Quantitative and Qualitative Disclosure about Market Risk.
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
For both net interest income and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates such as that experienced in the current rate environment at March 31, 2021
The table below sets forth, as of March 31, 2021, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+300	$161,400	$14,911	10.2%	11.80%	184	$48,197	$10,750	28.7%
+200	158,791	12,302	8.4	11.34	138	45,044	7,597	20.3
+100	153,779	7,290	5.0	10.70	74	40,959	3,512	9.4
Flat	146,489	—	—	9.96	—	37,447	—	—
-100	140,812	(5,677)	-3.9	9.42	(54)	34,405	(3,042)	-8.1
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in such Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not purchase any of its common stock during the three months ended March 31, 2021.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on June 13, 2014 (File No. 333-196749))
3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 20, 2020)
31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	May 10, 2021	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	May 10, 2021	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)