Form 10-Q
period 2021-06-30
CB Financial Services, Inc.
filed 2021-08-09
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2021, the number of shares outstanding of the Registrant’s Common Stock was 5,380,165.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2021	December 31, 2020
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$156,200	$145,636
Non-Interest Bearing	15,810	15,275
Total Cash and Due From Banks	172,010	160,911

Securities:
Available-for-Sale Debt Securities, at Fair Value	205,711	142,897
Equity Securities, at Fair Value	2,761	2,503
Total Securities	208,472	145,400
Loans Held for Sale	11,409	—
Loans, Net of Allowance for Loan Losses of $11,544 and $12,771 at June 30, 2021 and December 31, 2020, Respectively	995,902	1,031,982
Premises and Equipment Held for Sale	795	—
Premises and Equipment, Net	18,682	20,302
Bank-Owned Life Insurance	25,052	24,779
Goodwill	9,732	9,732
Intangible Assets, Net	6,186	8,399
Accrued Interest Receivable and Other Assets	13,373	15,215
TOTAL ASSETS	$1,461,613	$1,416,720

LIABILITIES
Deposits Held for Sale	$102,557	$—
Deposits:
Non-Interest Bearing Demand Deposits	368,452	340,569
NOW Accounts	246,920	259,870
Money Market Accounts	176,824	199,029
Savings Accounts	226,639	235,088
Time Deposits	154,718	190,013
Total Deposits	1,173,553	1,224,569

Short-Term Borrowings	39,054	41,055
Other Borrowings	6,000	8,000
Accrued Interest Payable and Other Liabilities	7,913	8,566
TOTAL LIABILITIES	1,329,077	1,282,190

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 Shares Issued and 5,409,077 and 5,434,374 Shares Outstanding at June 30, 2021 and December 31, 2020, Respectively	2,367	2,367
Capital Surplus	82,969	82,723
Retained Earnings	51,146	51,132
Treasury Stock, at Cost (271,916 and 246,619 Shares at June 30, 2021 and December 31, 2020, Respectively)	(5,655)	(5,094)
Accumulated Other Comprehensive Income	1,709	3,402
TOTAL STOCKHOLDERS' EQUITY	132,536	134,530
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,461,613	$1,416,720
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in thousands, except share and per share data)

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$9,936	$10,577	$20,082	$21,341
Investment Securities:
Taxable	635	940	1,281	2,141
Tax-Exempt	74	106	152	212
Dividends	24	20	44	40
Other Interest and Dividend Income	151	84	249	322
TOTAL INTEREST AND DIVIDEND INCOME	10,820	11,727	21,808	24,056
INTEREST EXPENSE
Deposits	827	1,305	1,774	2,986
Short-Term Borrowings	24	39	47	84
Other Borrowings	35	62	76	132
TOTAL INTEREST EXPENSE	886	1,406	1,897	3,202
NET INTEREST AND DIVIDEND INCOME	9,934	10,321	19,911	20,854
(Recovery) Provision For Loan Losses	(1,200)	300	(1,200)	2,800
NET INTEREST INCOME AFTER (RECOVERY) PROVISION FOR LOAN LOSSES	11,134	10,021	21,111	18,054
NONINTEREST INCOME
Service Fees	614	487	1,160	1,092
Insurance Commissions	1,209	1,113	2,804	2,396
Other Commissions	173	188	338	298
Net Gain on Sales of Loans	31	441	117	568
Net Gain on Securities	11	517	458	79
Net Gain on Purchased Tax Credits	17	16	35	31
Net (Loss) Gain on Disposal of Fixed Assets	(3)	—	(3)	17
Income from Bank-Owned Life Insurance	136	138	273	277
Other Income (Loss)	31	(252)	211	(238)
TOTAL NONINTEREST INCOME	2,219	2,648	5,393	4,520
NONINTEREST EXPENSE
Salaries and Employee Benefits	5,076	4,828	9,970	9,559
Occupancy	1,024	699	1,734	1,432
Equipment	311	224	577	481
Data Processing	607	460	1,125	885
FDIC Assessment	249	163	499	321
PA Shares Tax	225	333	490	608
Contracted Services	750	562	1,437	940
Legal and Professional Fees	419	171	608	406
Advertising	193	155	333	338
Other Real Estate Owned Income	(26)	(1)	(64)	(18)
Amortization of Intangible Assets	503	532	1,035	1,064
Intangible Assets Impairment	1,178	—	1,178	—
Writedown of Fixed Assets	2,268	—	2,268	—
Other Expense	945	945	1,927	2,058
TOTAL NONINTEREST EXPENSE	13,722	9,071	23,117	18,074
(Loss) Income Before Income Tax (Benefit) Expense	(369)	3,598	3,387	4,500
Income Tax (Benefit) Expense	(146)	695	765	824
NET (LOSS) INCOME	$(223)	$2,903	$2,622	$3,676

(LOSS) EARNINGS PER SHARE
Basic	$(0.04)	$0.54	$0.48	$0.68
Diluted	(0.04)	0.54	0.48	0.68
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,432,234	5,393,712	5,433,298	5,412,456
Diluted	5,432,234	5,393,770	5,438,401	5,423,770
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in thousands)

Net (Loss) Income	$(223)	$2,903	$2,622	$3,676

Other Comprehensive Income (Loss):
Change in Unrealized Gain (Loss) on Investment Securities Available-for-Sale	922	(572)	(1,929)	2,946
Income Tax Effect	(199)	120	413	(619)

Reclassification Adjustment for Gain on Sale of Debt Securities Included in Net Income (1)	—	(489)	(225)	(489)
Income Tax Effect (2)	—	103	48	103
Other Comprehensive Income (Loss), Net of Income Tax Effect	723	(838)	(1,693)	1,941
Total Comprehensive Income	$500	$2,065	$929	$5,617
(1)    Reported in Net Gain on Securities on the Consolidated Statements of (Loss) Income.
(2)    Reported in Income Tax (Benefit) Expense on the Consolidated Statements of (Loss) Income.
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2021	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

March 31, 2021	5,680,993	$2,367	$82,844	$52,673	$(5,094)	$986	$133,776
Comprehensive Income:
Net Loss	—	—	—	(223)	—	—	(223)
Other Comprehensive Income	—	—	—	—	—	723	723
Stock-Based Compensation Expense	—	—	125	—	—	—	125
Treasury stock purchased, at cost (25,297 shares)	—	—	—	—	(561)	—	(561)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,304)	—	—	(1,304)
June 30, 2021	5,680,993	$2,367	$82,969	$51,146	$(5,655)	$1,709	$132,536

Three Months Ended June 30, 2020	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

March 31, 2020	5,680,993	$2,367	$83,216	$66,431	$(5,914)	$5,425	$151,525
Comprehensive Income:
Net Income	—	—	—	2,903	—	—	2,903
Other Comprehensive Loss	—	—	—	—	—	(838)	(838)
Stock-Based Compensation Expense	—	—	111	—	—	—	111
Exercise of Stock Options	—	—	—	—	(14)	—	(14)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,295)	—	—	(1,295)
June 30, 2020	5,680,993	$2,367	$83,327	$68,039	$(5,928)	$4,587	$152,392
The accompanying notes are an integral part of these consolidated financial statements

Six Months Ended June 30, 2021	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2020	5,680,993	$2,367	$82,723	$51,132	$(5,094)	$3,402	$134,530
Comprehensive Income:
Net Income	—	—	—	2,622	—	—	2,622
Other Comprehensive Loss	—	—	—	—	—	(1,693)	(1,693)
Stock-Based Compensation Expense	—	—	246	—	—	—	246
Treasury stock purchased, at cost (25,297 shares)	—	—	—	—	(561)	—	(561)
Dividends Paid ($0.48 Per Share)	—	—	—	(2,608)	—	—	(2,608)
June 30, 2021	5,680,993	$2,367	$82,969	$51,146	$(5,655)	$1,709	$132,536

Six Months Ended June 30, 2020	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2019	5,680,993	$2,367	$82,971	$66,955	$(3,842)	$2,646	$151,097
Comprehensive Income:
Net Income	—	—	—	3,676	—	—	3,676
Other Comprehensive Income	—	—	—	—	—	1,941	1,941
Restricted Stock Awards Forfeited	—	—	96	—	(96)	—	—
Stock-Based Compensation Expense	—	—	256	—	—	—	256
Exercise of Stock Options	—	—	4	—	(82)	—	(78)
Treasury Stock Purchased, at cost (67,816 shares)	—	—	—	—	(1,908)	—	(1,908)
Dividends Paid ($0.48 Per Share)	—	—	—	(2,592)	—	—	(2,592)
June 30, 2020	5,680,993	$2,367	$83,327	$68,039	$(5,928)	$4,587	$152,392
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2021	2020
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$2,622	$3,676
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Amortization (Accretion) on Securities	32	(50)
Depreciation and Amortization	1,256	2,158
(Recovery) Provision for Loan Losses	(1,200)	2,800
Intangible Asset Impairment	1,178	—
Writedown on Fixed Assets	2,268	—
Lease impairment	227	—
Gain on Securities	(458)	(79)
Gain on Purchased Tax Credits	(35)	(31)
Income from Bank-Owned Life Insurance	(273)	(277)
Proceeds From Mortgage Loans Sold	3,916	15,140
Originations of Mortgage Loans for Sale	(9,134)	(14,572)
Gain on Sale of Loans	(117)	(568)
Gain on Sale of Other Real Estate Owned and Repossessed Assets	—	16
Noncash Expense for Stock-Based Compensation	246	256
Decrease (Increase) in Accrued Interest Receivable	266	(1,366)
Net Loss (Gain) on Disposal of Fixed Assets	3	(17)
Increase in Taxes Payable	247	1,018
Payments on Operating Leases	(170)	(220)
Decrease in Accrued Interest Payable	(146)	(124)
Refund of Federal and State Income Taxes	1,311	—
Other, Net	(11)	(1,077)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,028	6,683
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	20,412	72,253
Purchases of Securities	(97,142)	(38,823)
Proceeds from Sale of Securities	11,930	17,893
Net Decrease (Increase) in Loans	31,497	(86,434)
Purchase of Premises and Equipment	(2,240)	(97)
Proceeds from Disposal of Premises and Equipment	—	25
Proceeds From Sale of Other Real Estate Owned	—	42
Decrease (Increase) in Restricted Equity Securities	243	(137)
NET CASH USED IN INVESTING ACTIVITIES	(35,300)	(35,278)
FINANCING ACTIVITIES
Net Increase in Deposits	41,489	75,581
Net Increase in Short-Term Borrowings	8,051	11,778
Principal Payments on Other Borrowed Funds	(2,000)	(3,000)
Cash Dividends Paid	(2,608)	(2,592)
Treasury Stock, Purchases at Cost	(561)	(1,908)
Exercise of Stock Options	—	(78)
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,371	79,781
INCREASE IN CASH AND CASH EQUIVALENTS	11,099	51,186
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	160,911	80,217
CASH AND DUE FROM BANKS AT END OF PERIOD	$172,010	$131,403
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2021	2021	2020
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $1,916 and $3,104, Respectively)	$2,044	$3,327
Income Taxes	1,160	—
SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer of Loans to Loans Held for Sale	11,409	—
Transfer of Premises and Equipment to Premises and Equipment Held for Sale and Other Assets	1,075	—
Transfer of Deposits to Deposits Held for Sale	102,557	—
Other Real Estate Acquired in Settlement of Loans	—	76
Right of Use Asset Recognized	—	47
Lease Liability Recognized	—	47
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
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with general practice within the banking industry. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading in any material respect. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statements of Financial Condition and income and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, other-than-temporary impairment evaluations of securities, goodwill and intangible assets impairment, and the valuation of deferred tax assets.
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
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest earnings on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest earnings on investment securities and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. The Bank operates 11 branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, and five branches in Marshall, Ohio, Upshur and Wetzel Counties in West Virginia. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, a full-service, independent insurance agency.
Reclassifications
Certain comparative amounts for the prior year have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income or stockholders’ equity.
Assets and Liabilities Held for Sale
Assets and liabilities (disposal groups) are classified as held for sale when their carrying amounts will be recovered principally through sale when all of the following criteria are met:
•management, having the authority to approve the action, commits to a plan to sell the disposal group;
•the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups;
•an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated;

•the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year;
•the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Assets and liabilities held for sale are measured at the lower of carrying amount and fair value, less estimated costs to sell, and are presented separately on the Consolidated Statements of Financial Condition. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less any estimated costs to sell, each reporting period it remains classified as held for sale and reports any subsequent losses as an adjustment to the carrying value of the disposal group. Assets classified as held for sale are no longer depreciated or amortized.
Loans held for sale may consist of residential real estate loans originated and intended for sale in the secondary market. These loans are generally sold with loan servicing rights retained. Net unrealized losses, if any, are recognized through a valuation allowance charged to income. Gains and losses on residential real estate loans held for sale are included in noninterest income.
Impairment of Long-Lived Assets
The Company routinely performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable and are in excess of their fair value less estimated costs to sell. If estimated recoverable amounts are lower than carrying values, assets are considered impaired and reduced to their recoverable amounts with the recognized impairment charges recorded in noninterest expense in the Consolidated Statements of (Loss) Income.
Long-lived assets are tested for impairment individually or as part of an asset group. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.
The Company follows ASC 360, Property, Plant and Equipment, which requires three steps to identify, recognize and measure the impairment of a long-lived asset (asset group) to be held and used:
Step 1 – Consider whether Indicators of Impairment are Present.
The following are examples of such events or changes in circumstances.
•A significant decrease in the market price of a long-lived asset (asset group).
•A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition.
•A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator.
•An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group).
•A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group).
•A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.
Step 2—Test for Recoverability
If indicators of impairment are present, the Company performs a recoverability test comparing the sum of the estimated undiscounted cash flows attributable to the long-lived asset or asset group in question to the carrying amount of the long-lived asset or asset group.
Step 3—Measurement of an Impairment Loss
If the undiscounted cash flows used in the recoverability test are less than the carrying amount of the long-lived asset (asset group), the Company estimates the fair value of the long-lived asset or asset group and recognizes an impairment loss when the carrying amount of the long-lived asset or asset group exceeds the estimated fair value.
An impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group must not reduce the carrying amount of that asset below its fair value whenever the fair value is determinable without undue cost and effort. ASC 360 prohibits the subsequent reversal of an impairment loss for an asset held and used.
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
Note 2. Impairment of Long-Lived Assets and Assets and Liabilities of Branches Held for Sale
Branch Optimization and Operational Efficiency Initiatives
As previously disclosed by the Company on February 23, 2021, May 27, 2021 and June 10, 2021, the Company announced the implementation of branch optimization and operational efficiency strategic initiatives to improve the Bank’s financial performance and operations in order to position the Bank for continued profitable growth. The Bank intends to optimize its current branch network while expanding technology and infrastructure investments in its remaining locations. The decision was the result of a comprehensive internal study that measured branch performance by comparing financial and non-financial indicators to growth opportunities, while evolving changes in consumer preferences, largely driven by the global pandemic, led to an acceleration of branch optimization efforts. The Bank also completed a comprehensive review of its branch network and operating environment to identify solutions to improve operating performance. This review prioritized profitability, efficiency, infrastructure and client experience improvements, automation in operations, and digital marketing and technology investments.
The Bank continues to make progress related to these initiatives through the consolidation of six branches that was completed on June 30, 2021, reducing the Bank's branch network to 16 branches. The Bank is also in the process of implementing operational efficiencies related to individualized processes within its branch network and operating environment. In addition, on June 10, 2021, CB Financial, Community Bank, and Citizens Bank of West Virginia, Inc. (“Citizens Bank”) executed a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Citizens Bank has agreed to purchase certain loans and other assets, and assume certain deposits and other liabilities, of the branch offices of Community Bank located in Buckhannon, West Virginia, and in New Martinsville, West Virginia. The Agreement provides for a 5.0% premium to be paid on assumed deposits, which will be recognized as income upon the expected close of the transaction in the fourth quarter of 2021, subject to regulatory approval and other closing conditions.
As a result of the events and changes in circumstances associated with the branch optimization initiatives whereby six branches were consolidated and two others are to be divested, the Company performed assessments of the recoverability of long-lived assets to determine whether their carrying values may not be recoverable. Utilizing guidance in ASC 360, the Company performed the three step process to identify, recognize and measure the impairment of the long-lived assets.
•For the six locations that were consolidated:
◦Three locations were written down to the fair value of the land based on the appraised value due to plans to raze the buildings.
◦Two locations are being marketed for sale and were written down to fair value based on appraised value.
◦One location is leased. Refer to Note 11 for further discussion of the impairment of the right of use asset associated with the operating lease.
•For the two branches to be divested, fair value of the premises and equipment was determined based on the contractual terms of the Agreement, which note the premises and equipment will be purchased at the Company's net book value, net of a $338,000 contractual discount at the acquisition date.
In total, the Company recognized $2.3 million in charges on the premises and equipment for the three and six months ended June 30, 2021 as Writedown on Fixed Assets in the Consolidated Statements of (Loss) Income.
The branch optimization and operational efficiency initiatives resulted in $4.7 million and $5.1 million of restructuring-related and other expenses for the three and six months ended June 30, 2021, respectively. The expenses include the aforementioned $2.3 million writedown on fixed assets, as well as a $1.2 million impairment of intangible assets associated with the branch sales (refer to Note 14 for further information) and $1.3 million and $1.6 million of expenses related to contracted services, employee severance costs, branch lease impairment (refer to Note 11 for further information), professional fees, data processing fees, legal and other expenses for the three and six months ended June 30, 2021, respectively.
Assets and Liabilities of Branches Held for Sale
At June 30, 2021, the Company reclassified the deposits to be assumed to deposits held for sale, loans to be purchased to loans held for sale and premises and equipment to be purchased to premises and equipment held for sale on the Consolidated Statements of Financial Condition.

The assets and liabilities classified as held for sale of the disposal group related to the branch sales are as follows

June 30, 2021
(Dollars in thousands)

Loans Held for Sale
Real Estate:
Residential	$2,368
Commercial	2,513
Commercial and Industrial	438
Consumer	254
Other	502
Total Loans Held for Sale	$6,075

Premises and Equipment Held for Sale	795

Deposits Held for Sale
Non-Interest Bearing Demand Deposits	$16,125
Interest Bearing Demand Deposits	29,487
Money Market Accounts	17,219
Savings Accounts	21,389
Time Deposits	18,337
Total Deposits Held for Sale	$102,557
Note 3. (Loss) Earnings Per Share
There are no convertible securities which would affect the numerator in calculating basic and diluted (loss) earnings per share; therefore, net (loss) income as presented on the Consolidated Statements of (Loss) Income is used as the numerator.
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in thousands, except share and per share data)

Net (Loss) Income	$(223)	$2,903	$2,622	$3,676

Weighted-Average Basic Common Shares Outstanding	5,432,234	5,393,712	5,433,298	5,412,456
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	—	58	5,103	11,314
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,432,234	5,393,770	5,438,401	5,423,770

(Loss) Earnings Per Share:
Basic	$(0.04)	$0.54	$0.48	$0.68
Diluted	(0.04)	0.54	0.48	0.68
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock Options	216,662	205,271	201,662	73,731
Restricted Stock	76,070	43,650	33,610	30,250
When there is a net loss for the period, the exercise or conversion of any potential shares increases the number of shares in the denominator and results in a lower loss per share. In that situation, the potential shares are antidilutive and not included in the Company's loss per share calculation. Therefore, if there is a net loss, diluted loss per share is the same as basic loss per share.
Note 4. Securities
The following table presents the amortized cost and fair value of securities available-for-sale at the dates indicated:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$50,992	$6	$(1,212)	$49,786
Obligations of States and Political Subdivisions	19,412	1,183	—	20,595
Mortgage-Backed Securities - Government-Sponsored Enterprises	133,130	2,368	(168)	135,330
Total Available-for-Sale Debt Securities	203,534	3,557	(1,380)	205,711

Equity Securities:
Mutual Funds				1,004
Other				1,757
Total Equity Securities				2,761
Total Securities				$208,472

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$41,994	$12	$(595)	$41,411
Obligations of States and Political Subdivisions	20,672	1,321	—	21,993
Mortgage-Backed Securities - Government-Sponsored Enterprises	75,900	3,593	—	79,493
Total Available-for-Sale Debt Securities	138,566	4,926	(595)	142,897

Equity Securities:
Mutual Funds				1,019
Other				1,484
Total Equity Securities				2,503
Total Securities				$145,400

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	June 30, 2021
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	10	$40,782	$(1,212)	—	$—	$—	10	$40,782	$(1,212)
Mortgage Backed Securities- Government Sponsored Enterprises	4	17,908	(168)	—	—	—	4	17,908	(168)
Total	14	$58,690	$(1,380)	—	$—	$—	14	$58,690	$(1,380)

	December 31, 2020
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	7	$32,399	$(595)	—	$—	$—	7	$32,399	$(595)
Total	7	$32,399	$(595)	—	$—	$—	7	$32,399	$(595)
For debt securities, the Company does not believe that any individual unrealized loss as of June 30, 2021 or December 31, 2020, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at June 30, 2021 and December 31, 2020 relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Securities available-for-sale with a fair value of $166.1 million and $119.7 million at June 30, 2021 and December 31, 2020, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.
The following table presents the scheduled maturities of debt securities as of the date indicated:

	June 30, 2021
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$1,736	$1,758
Due after One Year through Five Years	6,296	6,331
Due after Five Years through Ten Years	62,462	62,858
Due after Ten Years	133,040	134,764
Total	$203,534	$205,711

The following table presents the gross realized gain and loss on sales of debt securities, as well as gain and loss on equity securities from both sales and market adjustments for the periods indicated. All gains and losses presented in the table below are reported in net gain on securities on the Consolidated Statements of (Loss) Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in thousands)

Debt Securities
Gross Realized Gain	$—	$489	$225	$489
Gross Realized Loss	—	—	—	—
Net Gain on Debt Securities	$—	$489	$225	$489

Equity Securities
Net Unrealized Gain (Loss) Recognized on Securities Held	$11	$28	$233	$(410)
Net Realized Gain Recognized on Securities Sold	—	—	—	—
Net Gain (Loss) on Equity Securities	$11	$28	$233	$(410)
Net Gain on Securities	$11	$517	$458	$79
Note 5. Loans and Allowance for Loan Losses
The Company’s loan portfolio is segmented to enable management to monitor risk and performance. Real estate loans are further segregated into three classes. Residential mortgages include those secured by residential properties and include home equity loans, while commercial mortgages consist of loans to commercial borrowers secured by commercial real estate. Construction loans typically consist of loans to build commercial buildings and acquire and develop residential real estate. The commercial and industrial segment consists of loans to finance the activities of commercial customers. The consumer segment consists primarily of indirect auto loans as well as personal installment loans and personal or overdraft lines of credit.
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

The following table presents the classifications of loans as of the dates indicated.

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
(Dollars in thousands)

Real Estate:
Residential	$322,480	32.0%	$344,142	32.9%
Commercial	360,518	35.7	373,555	35.9
Construction	85,187	8.5	72,600	6.9
Commercial and Industrial	120,191	11.9	126,813	12.1
Consumer	106,404	10.6	113,854	10.9
Other	12,666	1.3	13,789	1.3
Total Loans	1,007,446	100.0%	1,044,753	100.0%
Allowance for Loan Losses	(11,544)		(12,771)
Loans, Net	$995,902		$1,031,982
The Small Business Administration reopened the Payroll Protection Program ("PPP") the week of January 11, 2021 accepting applications for both First Draw and Second Draw PPP Loans. As of June 30, 2021, as part of this round of PPP, the Bank funded 217 PPP loans totaling $34.6 million with net deferred origination fees of $1.3 million.
PPP loans decreased $5.6 million to $49.5 million at June 30, 2021 compared to $55.1 million at December 31, 2020. At June 30, 2021, the largest sectors of PPP loans were $8.6 million for construction and specialty-trade contractors, $5.8 million in loans for health care and social assistance, $4.5 million for professional and technical services, $3.4 million for manufacturing, $3.1 million for restaurant and food services, and $2.8 million for wholesale trade.
Net unamortized PPP loan origination fees as of June 30, 2021 and December 31, 2020 were $1.4 million and $1.1 million, respectively. Net PPP loan origination fees earned were $489,000 and $1.0 million for the three and six months ended June 30, 2021, respectively. All PPP loans are classified as commercial and industrial loans held for investment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.
Total unamortized net deferred loan fees were $2.4 million and $2.0 million at June 30, 2021 and December 31, 2020, respectively.
The following table presents classification of loans held for sale as of June 30, 2021. Loans held for sale includes $6.1 million related to the Agreement executed with Citizens Bank and $5.3 million of residential real estate loans originated and intended for sale in the secondary market. There were no loans held for sale at December 31, 2020. Additionally, there were no loans held for sale that were delinquent, nonaccrual or considered criticized loans.

June 30 2021
Real Estate:
Residential	$7,702
Commercial	2,513
Construction	—
Commercial and Industrial	438
Consumer	254
Other	502
Total Loans Held for Sale	$11,409
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

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At June 30, 2021 and December 31, 2020, there were no loans in the criticized category of Loss within the internal risk rating system.

	June 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$319,000	$905	$2,575	$—	$322,480
Commercial	312,217	32,908	15,393	—	360,518
Construction	78,700	3,887	2,600	—	85,187
Commercial and Industrial	104,660	9,848	5,123	560	120,191
Consumer	106,329	—	75	—	106,404
Other	12,593	73	—	—	12,666
Total Loans	$933,499	$47,621	$25,766	$560	$1,007,446

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$340,573	$1,115	$2,454	$—	$344,142
Commercial	320,358	37,482	15,715	—	373,555
Construction	68,343	53	4,204	—	72,600
Commercial and Industrial	113,797	7,787	4,620	609	126,813
Consumer	113,805	—	49	—	113,854
Other	13,711	78	—	—	13,789
Total Loans	$970,587	$46,515	$27,042	$609	$1,044,753
The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	June 30, 2021
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$319,916	$217	$381	$—	$598	$1,966	$322,480
Commercial	353,504	—	—	—	—	7,014	360,518
Construction	83,229	—	—	—	—	1,958	85,187
Commercial and Industrial	118,494	—	—	—	—	1,697	120,191
Consumer	105,869	374	86	—	460	75	106,404
Other	12,666	—	—	—	—	—	12,666
Total Loans	$993,678	$591	$467	$—	$1,058	$12,710	$1,007,446

	December 31, 2020
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$339,067	$2,919	$315	$—	$3,234	$1,841	$344,142
Commercial	365,712	1	740	—	741	7,102	373,555
Construction	72,600	—	—	—	—	—	72,600
Commercial and Industrial	124,916	—	—	—	—	1,897	126,813
Consumer	112,952	784	61	8	853	49	113,854
Other	13,789	—	—	—	—	—	13,789
Total Loans	$1,029,036	$3,704	$1,116	$8	$4,828	$10,889	$1,044,753
The increase in nonaccrual loans at June 30, 2021 compared to December 31, 2020 is primarily related to a $2.0 million construction loan secured by a hotel.
Additional interest income that would have been recorded on nonaccrual loans if the loans were current was $135,000 and $196,000 for the three and six months ended June 30, 2021, respectively, and $37,000 and $48,000 for the three and six months ended June 30, 2020, respectively.

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

	June 30, 2021	December 31, 2020
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,966	$1,841
Commercial	7,014	7,102
Construction	1,958	—
Commercial and Industrial	1,697	1,897
Consumer	75	49
Total Nonaccrual Loans	12,710	10,889

Accruing Loans Past Due 90 Days or More:
Consumer	—	8
Total Accruing Loans Past Due 90 Days or More	—	8
Total Nonaccrual Loans and Accruing Loans Past Due 90 Days or More	12,710	10,897

Troubled Debt Restructurings, Accruing:
Real Estate
Residential	632	650
Commercial	2,046	2,861
Commercial and Industrial	20	80
Total Troubled Debt Restructurings, Accruing	2,698	3,591

Total Nonperforming Loans	15,408	14,488

Other Real Estate Owned:
Residential	—	—
Commercial	208	208
Total Other Real Estate Owned	208	208

Total Nonperforming Assets	$15,616	$14,696

Nonperforming Loans to Total Loans	1.53%	1.39%
Nonperforming Assets to Total Assets	1.07	1.04
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $1.5 million and $806,000 at June 30, 2021 and December 31, 2020, respectively.
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
The following table provides details of loans in forbearance as of the dates indicated.

	June 30, 2021			December 31, 2020
	Number of Loans	Amount	% of Portfolio	Number of Loans	Amount	% of Portfolio
(Dollars in thousands)

Real Estate:
Residential	—	$—	—%	4	$749	0.2%
Commercial	4	6,544	1.8%	8	19,818	5.3%
Construction	—	—	—%	1	1,958	2.7%
Commercial and Industrial	5	1,221	1.0%	5	1,219	1.0%
Consumer	—	—	—%	13	356	0.3%
Total Loans in Forbearance	9	$7,765	0.8%	31	$24,100	2.3%
Loans in deferral at June 30, 2021 include one commercial real estate loans totaling $3.3 million that is secured by a hotel, and a business relationship that rents equipment, supplies and other materials for events comprised of three commercial real estate loans totaling $3.3 million, and five commercial and industrial loans totaling $1.2 million. These loans ended their forbearance period in July and begin making regularly scheduled payments.
The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 14 loans totaling $3.3 million at June 30, 2021 and 17 loans totaling $4.2 million at December 31, 2020, respectively.

The following table presents information at the time of modification related to loans modified in a TDR during the periods indicated. During the three and six months ended June 30, 2021, there were no loans that were modified that were considered a TDR.

	Three Months and Six Months Ended June 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)

Real Estate:
Residential	1	$234	$234	$—
Total	1	$234	234	$—
During the three months ended June 30, 2021, one commercial real estate loan totaling $698,000 and one commercial and industrial loan totaling $8,000 that were previously modified in a TDR paid off in full. During the six months ended June 30, 2021, one residential real estate loan totaling $3,000, one commercial real estate loan totaling $698,000 and one commercial and industrial loan totaling $8,000 previously modified in a TDR paid off in full. During the three and six month ended June 30, 2020, one residential real estate loan totaling $60,000 previously modified in a TDR paid off in full.
No TDRs subsequently defaulted during the three and six months ended June 30, 2021 and 2020, respectively.
The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	June 30, 2021
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,161	$—	$1,165	$1,171	$23
Commercial	15,823	—	15,995	15,987	177
Construction	2,600	—	2,600	2,600	10
Commercial and Industrial	3,783	—	4,043	4,087	44
Total With No Related Allowance Recorded	$23,367	$—	$23,803	$23,845	$254

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	564	261	564	572	13
Construction	—	—	—	—	—
Commercial and Industrial	1,920	62	1,920	1,920	20
Total With A Related Allowance Recorded	$2,484	$323	$2,484	$2,492	$33

Total Impaired Loans:
Real Estate:
Residential	$1,161	$—	$1,165	$1,171	$23
Commercial	16,387	261	16,559	16,559	190
Construction	2,600	—	2,600	2,600	10
Commercial and Industrial	5,703	62	5,963	6,007	64
Total Impaired Loans	$25,851	$323	$26,287	$26,337	$287

	December 31, 2020
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,183	$—	$1,187	$1,194	$46
Commercial	31,865	—	32,887	37,443	1,418
Construction	4,204	—	4,204	4,013	159
Commercial and Industrial	3,296	—	3,506	3,426	89
Total With No Related Allowance Recorded	$40,548	$—	$41,784	$46,076	$1,712

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	1,524	293	1,524	1,585	72
Construction	—	—	—	—	—
Commercial and Industrial	2,069	356	2,069	2,114	57
Total With A Related Allowance Recorded	$3,593	$649	$3,593	$3,699	$129

Total Impaired Loans
Real Estate:
Residential	$1,183	$—	$1,187	$1,194	$46
Commercial	33,389	293	34,411	39,028	1,490
Construction	4,204	—	4,204	4,013	159
Commercial and Industrial	5,365	356	5,575	5,540	146
Total Impaired Loans	$44,141	$649	$45,377	$49,775	$1,841
The recorded investment of loans evaluated for impairment decreased $18.3 million at June 30, 2021 compared to December 31, 2020 and was primarily related to commercial real estate loans. This is the result of no longer evaluating separately for impairment certain commercial real estate loans secured by hotels that have manageable loan-to-value ratios and have exhibited an ability to cash flow during the COVID-19 pandemic, with the expectation that hotel operations strengthen further as occupancy rates increase due to the economy reopening and resumption of travel.
The following tables present the activity in the allowance for loan losses summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

March 31, 2021	$1,975	$5,917	$939	$1,543	$1,103	$—	$1,248	$12,725
Charge-offs	—	—	—	—	(25)	—	—	(25)
Recoveries	4	—	—	10	30	—	—	44
Provision (Recovery)	(391)	(335)	197	(401)	(167)	—	(103)	(1,200)
June 30, 2021	$1,588	$5,582	$1,136	$1,152	$941	$—	$1,145	$11,544

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2020	$2,249	$6,010	$889	$1,423	$1,283	$—	$917	$12,771
Charge-offs	—	—	—	—	(120)	—	—	(120)
Recoveries	13	—	—	22	58	—	—	93
Provision (Recovery)	(674)	(428)	247	(293)	(280)	—	228	(1,200)
June 30, 2021	$1,588	$5,582	$1,136	$1,152	$941	$—	$1,145	$11,544

	June 30, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$261	$—	$62	$—	$—	$—	$323
Collectively Evaluated for Potential Impairment	$1,588	$5,321	$1,136	$1,090	$941	$—	$1,145	$11,221

	December 31, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$293	$—	$356	$—	$—	$—	$649
Collectively Evaluated for Potential Impairment	$2,249	$5,717	$889	$1,067	$1,283	$—	$917	$12,122

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

March 31, 2020	$2,685	$4,875	$664	$1,592	$1,879	$—	$627	$12,322
Charge-offs	—	—	—	—	(37)	—	—	(37)
Recoveries	2	13	—	6	42	—	—	63
Provision (Recovery)	1	272	156	(32)	(170)	—	73	300
June 30, 2020	$2,688	$5,160	$820	$1,566	$1,714	$—	$700	$12,648

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2019	$2,023	$3,210	$285	$2,412	$1,417	$—	$520	$9,867
Charge-offs	(25)	—	—	—	(136)	—	—	(161)
Recoveries	4	27	—	15	96	—	—	142
Provision (Recovery)	686	1,923	535	(861)	337	—	180	2,800
June 30, 2020	$2,688	$5,160	$820	$1,566	$1,714	$—	$700	$12,648

	June 30, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$399	$—	$200	$—	$—	$—	$599
Collectively Evaluated for Potential Impairment	$2,688	$4,761	$820	$1,366	$1,714	$—	$700	$12,049
The allowance for loan losses was $11.5 million at June 30, 2021 compared to $12.8 million at December 31, 2020. There was a net recovery of $1.2 million of provision for loan losses for the three and six months ended June 30, 2021. A $31.7 million decrease in net reservable loans in the current quarter, which excludes PPP loans and includes the reclassification of $11.4 million of loans to held for sale that do not require a reserve, as well as a decrease in specifically impaired loans and improving economic and industry conditions contributed to the net recovery in the current period.
The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated. At June 30, 2021 and December 31, 2020, commercial and industrial loans include $49.5 million and $55.1 million, respectively, of PPP loans collectively evaluated for potential impairment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

	June 30, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,161	$16,387	$2,600	$5,703	$—	$—	$25,851
Collectively Evaluated for Potential Impairment	321,319	344,131	82,587	114,488	106,404	12,666	981,595
Total Loans	$322,480	$360,518	$85,187	$120,191	$106,404	$12,666	$1,007,446

	December 31, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,183	$33,389	$4,204	$5,365	$—	$—	$44,141
Collectively Evaluated for Potential Impairment	342,959	340,166	68,396	121,448	113,854	13,789	1,000,612
Total Loans	$344,142	$373,555	$72,600	$126,813	$113,854	$13,789	$1,044,753
The following table presents changes in the accretable discount on the loans acquired at fair value at the dates indicated.

Accretable Discount
(Dollars in Thousands)

December 31, 2020	$1,194
Accretable Yield	(291)
June 30, 2021	$903
Note 6. Time Deposits
The following table shows the maturities of time deposits for the next five years and beyond at the date indicated.

June 30, 2021	Time Deposits	Time Deposits Held for Sale	Time Deposits, Net
(Dollars in thousands)

One Year or Less	$70,931	$7,849	$63,082
Over One Through Two Years	56,888	4,283	52,605
Over Two Through Three Years	20,342	2,545	17,797
Over Three Through Four Years	10,024	2,121	7,903
Over Four Through Five Years	10,319	1,340	8,979
Over Five Years	4,551	199	4,352
Total	$173,055	$18,337	$154,718
The balance in time deposits, including time deposits held for sale, that meet or exceed the FDIC insurance limit of $250,000 totaled $53.6 million and $59.2 million as of June 30, 2021 and December 31, 2020, respectively.
The aggregate amount of demand deposits, including demand deposits held for sale, that are overdrawn and have been reclassified as loans was $116,000 and $231,000 as of June 30, 2021 and December 31, 2020, respectively.
Note 7. Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term and may consist of borrowings with the Federal Home Loan Bank ("FHLB"), securities sold under agreements to repurchase or borrowings on revolving lines of credit with the Federal Reserve Bank or other correspondent banks. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are overnight sweep accounts with next-day maturities utilized by commercial customers to earn interest on their funds. Securities are pledged as collateral under these agreements in an amount at least equal to the outstanding balance and the collateral pledging requirements are monitored on a daily basis. $10.1 million of securities sold under agreements to repurchase are reported as deposits held for sale at June 30, 2021 because the associated deposits will be sold as part of the Agreement with Citizens Bank. See Note 2 for further information.

The following table sets forth the components of short-term borrowings as of the dates indicated.

	June 30, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$39,054	0.17%	$41,055	0.21%
Average Balance Outstanding During the Period	45,232	0.21	37,819	0.36
Maximum Amount Outstanding at any Month End	52,777		46,123

Securities Collaterizing the Agreements at Period-End:
Carrying Value	53,496		46,312
Market Value	53,597		47,283
Note 8. Other Borrowed Funds
Other borrowed funds consist of fixed rate advances from the FHLB. The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	June 30, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Due in One Year	$3,000	2.23%	$2,000	2.12%
Due After One Year to Two Years	3,000	2.41	3,000	2.23
Due After Two Years to Three Years	—	—	3,000	2.41
Total	$6,000	2.32%	$8,000	2.27%
As of June 30, 2021, the Bank maintained a credit arrangement with a maximum borrowing limit of approximately $430.7 million with the FHLB and available borrowing capacity of $317.8 million. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on $577.9 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. Under this arrangement the Bank had available a variable rate Line of Credit in the amount of $150.0 million as of June 30, 2021, of which there was no outstanding balance.
As an alternative to pledging securities, the FHLB periodically provides standby letters of credit on behalf of the Bank to secure certain public deposits in excess of the level insured by the FDIC. If the FHLB is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the Bank. Standby letters of credit issued on our behalf by the FHLB to secure public deposits were $104.5 million and $90.3 million as of June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021, the Bank maintained a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $79.8 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by $120.3 million of commercial and industrial and consumer indirect auto loans. In addition, the Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million of which no draws had been taken.
At June 30, 2021 and December 31, 2020, CB Financial did not maintain any credit facilities.
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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers into or out of Level 3 during the six months ended June 30, 2021 or year ended December 31, 2020.

	Fair Value Hierarchy	June 30 2021	December 31 2020
(Dollars in thousands)

Securities:
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$49,786	$41,411
Obligations of States and Political Subdivisions	Level 2	20,595	21,993
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	135,330	79,493
Total Available-for-Sale Debt Securities		205,711	142,897

Equity Securities
Mutual Funds	Level 1	1,004	1,019
Other	Level 1	1,757	1,484
Total Equity Securities		2,761	2,503
Total Securities		$208,472	$145,400

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

Financial Asset	Fair Value Hierarchy	June 30, 2021	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Impaired Loans Individually Assessed	Level 3	$2,161	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	6.6%
Mortgage Servicing Rights	Level 3	689	Discounted Cash Flow	Discount Rate	9%	to	11%	10.0%
				Prepayment Speed	7%	to	27%	15.6%

Financial Asset	Fair Value Hierarchy	December 31, 2020	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Impaired Loans Individually Assessed	Level 3	$2,944	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	—
Mortgage Servicing Rights	Level 3	656	Discounted Cash Flow	Discount Rate	9%	to	11%	10.0%
				Prepayment Speed	12%	to	27%	18.7%
OREO	Level 3	34	Appraisal of Collateral (1)	Liquidation Expenses (2)	10%	to	30%	—
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
Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At June 30, 2021 and December 31, 2020, the fair value of impaired loans consists of the loan balances of $2.5 million and $3.6 million, respectively, less their specific valuation allowances of $323,000 and $649,000, respectively.
The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. MSRs are reported in Other Assets in the Consolidated Statements of Financial Condition and are amortized into mortgage servicing income in Other Income in the Consolidated Statements of (Loss) Income.
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
The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		June 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$156,200	$156,200	$145,636	$145,636
Non-Interest Bearing	Level 1	15,810	15,810	15,275	15,275
Securities	See Above	208,472	208,472	145,400	145,400
Loans Held for Sale	Level 2	11,409	11,409	—	—
Loans, Net	Level 3	1,007,311	1,029,046	1,031,982	1,073,633
Property and Equipment Held for Sale	Level 2	795	795	—	—
Restricted Stock	Level 2	3,741	3,741	3,984	3,984
Mortgage Servicing Rights	Level 3	689	689	656	656
Accrued Interest Receivable	Level 2	3,606	3,606	3,872	3,872

Financial Liabilities:
Deposits Held for Sale	Level 2	102,557	107,685	—	—
Deposits	Level 2	1,173,553	1,175,088	1,224,569	1,231,606
Short-Term Borrowings	Level 2	39,054	39,054	41,055	41,055
Other Borrowed Funds	Level 2	6,000	6,044	8,000	8,067
Accrued Interest Payable	Level 2	621	621	767	767
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

	June 30, 2021	December 31, 2020
(Dollars in thousands)

Standby Letters of Credit	$110	$120
Performance Letters of Credit	2,764	2,947
Construction Mortgages	57,499	60,312
Personal Lines of Credit	7,178	6,930
Overdraft Protection Lines	6,031	6,287
Home Equity Lines of Credit	23,067	22,110
Commercial Lines of Credit	77,841	69,738
Total Commitments	$174,490	$168,444
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in thousands)

Operating Lease Expense	$88	$119	$183	$235
Short-Term Lease Expense	9	—	17	—
Variable Lease Expense	8	9	16	18
Total Lease Expense	$105	$128	$216	$253

	June 30, 2021	December 31, 2020
(Dollars in thousands)

Operating Leases:
ROU Assets	$809	$1,206
Weighted Average Lease Term in Years	7.06	6.95
Weighted Average Discount Rate	2.44%	2.39%

June 30, 2021
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$328
Due After One Year to Two Years	216
Due After Two Years to Three Years	116
Due After Three Years to Four Years	105
Due After Four to Five Years	45
Due After Five Years	341
Total	$1,151
Less: Present Value Discount	112
Lease Liabilities	$1,039
Impairment of ROU Assets
ROU assets from operating leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment and are reviewed for impairment when indicators of impairment are present. ASC 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3).
At June 30, 2021, the Company consolidated six branches as part of its branch optimization initiative. One of the branches was leased and the Company performed the three-step evaluation as outlined above to determine whether the operating lease was impaired. As part of the recoverability test, the Company elected to exclude operating lease liabilities from the carrying amount of the asset group. The undiscounted future cash flows used in the recoverability test were based on assumptions made by the Company rather than market participant assumptions. Since an election was made to exclude operating lease liabilities from the asset or asset group, all future cash lease payments for the lease were also excluded. In addition, the Company elected to exclude operating lease liabilities from the estimated fair value, consistent with the recoverability test When determining the fair value of the ROU asset, the Company estimated what market participants would pay to lease the asset. The ROU asset was valued assuming its highest and best use in its current form.
Based on the analysis, the Company concluded that the ROU asset for this branch was fully impaired as of June 30, 2021, resulting in a remaining ROU carrying value of zero and the recognition of a $227,000 impairment for the three and six months ended June 30, 2021. The impairment was recognized in Occupancy expense on the Consolidated Statements of (Loss) Income.

Note 12. Other Noninterest Expense
The details of other noninterest expense for the Company’s Consolidated Statements of (Loss) Income for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in thousands)

Non-Employee Compensation	$141	$147	$290	$293
Printing and Supplies	65	139	164	240
Postage	115	55	178	116
Telephone	140	132	328	301
Charitable Contributions	21	16	35	67
Dues and Subscriptions	37	41	88	117
Loan Expenses	110	125	202	270
Meals and Entertainment	26	34	60	74
Travel	28	20	50	74
Training	7	7	24	14
Bank Assessment	44	44	88	88
Insurance	59	58	119	114
Miscellaneous	152	127	301	290
Total Other Noninterest Expense	$945	$945	$1,927	$2,058
Note 13. Segment and Related Information
At June 30, 2021, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

June 30, 2021
Assets	$1,461,219	$4,571	$132,559	$(136,736)	$1,461,613
Liabilities	1,338,677	1,712	23	(11,335)	1,329,077
Stockholders' Equity	122,542	2,859	132,536	(125,401)	132,536

December 31, 2020
Assets	$1,416,132	$5,379	$134,546	$(139,337)	$1,416,720
Liabilities	1,287,148	2,325	16	(7,299)	1,282,190
Stockholders' Equity	128,984	3,054	134,530	(132,038)	134,530

Three Months Ended June 30, 2021
Interest and Dividend Income	$10,798	$1	$5,825	$(5,804)	$10,820
Interest Expense	886	—	—	—	886
Net Interest and Dividend Income	9,912	1	5,825	(5,804)	9,934
(Recovery) Provision for Loan Losses	(1,200)	—	—	—	(1,200)
Net Interest and Dividend Income After (Recovery) Provision for Loan Losses	11,112	1	5,825	(5,804)	11,134
Noninterest Income	1,002	1,209	8	—	2,219
Noninterest Expense	12,757	962	3	—	13,722
Undistributed Net Income (Loss) of Subsidiary	177	—	(6,050)	5,873	—
(Loss) Income Before Income Tax (Benefit) Expense	(466)	248	(220)	69	(369)
Income Tax (Benefit) Expense	(220)	71	3	—	(146)
Net (Loss) Income	$(246)	$177	$(223)	$69	$(223)

Six Months Ended June 30, 2021
Interest and Dividend Income	$21,768	$3	$7,145	$(7,108)	$21,808
Interest Expense	1,897	—	—	—	1,897
Net Interest and Dividend Income	19,871	3	7,145	(7,108)	19,911
(Recovery) Provision for Loan Losses	(1,200)	—	—	—	(1,200)
Net Interest and Dividend Income After (Recovery) Provision for Loan Losses	21,071	3	7,145	(7,108)	21,111
Noninterest Income	2,345	2,800	248	—	5,393
Noninterest Expense	21,147	1,964	6	—	23,117
Undistributed Net Income (Loss) of Subsidiary	585	—	(4,750)	4,165	—
Income Before Income Tax Expense	2,854	839	2,637	(2,943)	3,387
Income Tax Expense	496	254	15	—	765
Net Income	$2,358	$585	$2,622	$(2,943)	$2,622

Three Months Ended June 30, 2020
Interest and Dividend Income	$11,711	$1	$1,309	$(1,294)	$11,727
Interest Expense	1,406	—	—	—	1,406
Net Interest and Dividend Income	10,305	1	1,309	(1,294)	10,321
Provision for Loan Losses	300	—	—	—	300
Net Interest and Dividend Income After Provision for Loan Losses	10,005	1	1,309	(1,294)	10,021
Noninterest Income	1,508	1,121	19	—	2,648
Noninterest Expense	8,160	911	—	—	9,071
Undistributed Net Income of Subsidiary	148	—	1,580	(1,728)	—
Income Before Income Tax Expense (Benefit)	3,501	211	2,908	(3,022)	3,598
Income Tax Expense	627	63	5	—	695
Net Income	$2,874	$148	$2,903	$(3,022)	$2,903

Six Months Ended June 30, 2020
Interest and Dividend Income	$24,025	$1	$1,324	$(1,294)	$24,056
Interest Expense	3,202	—	—	—	3,202
Net Interest and Dividend Income	20,823	1	1,324	(1,294)	20,854
Provision for Loan Losses	2,800	—	—	—	2,800
Net Interest and Dividend Income After Provision for Loan Losses	18,023	1	1,324	(1,294)	18,054
Noninterest Income (Loss)	2,553	2,402	(435)	—	4,520
Noninterest Expense	16,181	1,887	6	—	18,074
Undistributed Net Income of Subsidiary	360	—	2,703	(3,063)	—
Income Before Income Tax Expense (Benefit)	4,755	516	3,586	(4,357)	4,500
Income Tax Expense (Benefit)	758	156	(90)	—	824
Net Income	$3,997	$360	$3,676	$(4,357)	$3,676

Note 14. Intangible Assets
The following table presents a summary of intangible assets subject to amortization at the dates indicated.

	June 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(Dollars in thousands)

Core Deposit Intangible	$14,103	$(7,987)	$(1,178)	$4,938	$14,103	$(7,047)	$7,056
Customer List	1,800	(552)	—	1,248	1,800	(457)	1,343
Total Intangible Assets	$15,903	$(8,539)	$(1,178)	$6,186	$15,903	$(7,504)	$8,399
On June 10, 2021, the Agreement was executed with Citizens Bank pursuant to which Citizens Bank has agreed to assume certain deposits of the branch offices of Community Bank located in Buckhannon, West Virginia, and in New Martinsville, West Virginia. In 2018, the Company recorded a core deposit intangible asset related to the acquisition of these two branches as part of the merger with First West Virginia Bancorp, Inc. As a result of signing the Agreement and the expected sale of a portion of the deposits associated with the remaining core deposit intangible, the Company performed an interim evaluation to determine whether the core deposit intangible was impaired. As a result of the evaluation, the Company determined the carrying amount of the core deposit intangible was impaired $1.2 million. The Company recorded the impairment in Intangible Asset and Goodwill Impairment on the Consolidated Statements of (Loss) Income.
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Amount
(Dollars in thousands)

Remaining in 2021	$891
2022	1,782
2023	1,782
2024	1,147
2025	189
2026 and Thereafter	395
Total Estimated Intangible Asset Amortization Expense	$6,186

Note 15. Mortgage Servicing Rights
The following table presents MSR activity and net carrying values for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in thousands)

Mortgage Servicing Rights:
Balance, Beginning of Period	$967	$992	$1,029	$1,001
Additions	15	91	32	137
Amortization	(80)	(51)	(159)	(106)
Balance, End of Period	$902	$1,032	$902	$1,032

Valuation Allowance:
Balance, Beginning of Period	$(201)	$(71)	$(373)	$(71)
Valuation Allowance Adjustment	(12)	(269)	160	(269)
Balance, End of Period	$(213)	$(340)	$(213)	$(340)
Mortgage Servicing Rights, Net Carrying Value	$689	$692	$689	$692
Amortization of MSRs and the period change in the valuation allowance are reported in Other Income on the Consolidated Statements of (Loss) Income.
Real estate loans serviced for others, which are not included in the Consolidated Statements of Financial Condition, totaled $96.7 million and $105.8 million at June 30, 2021 and December 31, 2020, respectively.
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
•Our ability to realize the expected cost savings and other efficiencies related to our branch optimization and operational efficiency initiatives;
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

Many of these risks and uncertainties have been elevated by and may continue to be elevated by the COVID-19 pandemic. The ability to predict the impact of the ongoing COVID-19 pandemic on the Company’s future operating results with any precision is difficult and depends on many factors beyond our control.
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
The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from 11 branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania and five branches in Marshall, Ohio, Upshur and Wetzel Counties in West Virginia. The Bank also has a loan production office in Allegheny County, a corporate center in Washington County and an operations center in Greene County in Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc., the Bank’s wholly owned subsidiary that is a full-service, independent insurance agency located in Washington County.
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2021, compared to the financial condition as of December 31, 2020 and the consolidated results of operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.
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
Branch Optimization and Operational Efficiency Update
As previously disclosed by the Company on February 23, 2021, May 27, 2021 and June 10, 2021, the Company announced the implementation of branch optimization and operational efficiency strategic initiatives to improve the Bank’s financial performance and operations in order to position the Bank for continued profitable growth. The Bank intends to optimize its current branch network while expanding technology and infrastructure investments in its remaining locations. The decision was the result of a comprehensive internal study that measured branch performance by comparing financial and non-financial indicators to growth opportunities, while evolving changes in consumer preferences, largely driven by the global pandemic, led to an acceleration of branch optimization efforts. The Bank also completed a comprehensive review of its branch network and operating environment to identify solutions to improve operating performance. This review prioritized profitability, efficiency, infrastructure and client experience improvements, automation in operations, and digital marketing and technology investments.
The Bank continues to make progress related to these initiatives through the consolidation of six branches that was completed on June 30, 2021, reducing the Bank's branch network to 16 branches. The Bank is also in the process of implementing operational efficiencies related to over 185 individualized processes within its branch network and operating environment. In addition, on June 10, 2021, CB Financial, Community Bank, and Citizens Bank of West Virginia, Inc. (“Citizens Bank”) executed a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Citizens Bank has agreed to purchase certain loans and other assets, and assume certain deposits and other liabilities, of the branch offices of Community Bank located in Buckhannon, West Virginia, and in New Martinsville, West Virginia. The Agreement provides for a 5.0% premium to be paid on assumed deposits, which will be recognized as income upon the expected close of the transaction in the fourth quarter of 2021, subject to regulatory approval and other closing conditions.
The Company presently expects to incur $7.9 million of non-recurring expenses in 2021 and, as of June 30, 2021, has incurred $5.1 million of expenses related to these items. The expenses include $2.3 million writedown on fixed assets and $1.2 million impairment of intangible assets associated with the branch consolidations and sales.
In addition, as part of the Company's branch optimization and operational efficiency initiatives, the Company incurred $1.6 million of expenses related to contracted services, employee severance costs, branch lease impairment, professional fees, data processing fees, legal and other expenses.
The majority of the remaining expenses to be recognized in 2021 are related to the operational and revenue efficiency initiative of approximately $1.5 million that will be reflected in contracted services. The Company anticipates savings from this initiative ranging from approximately $2.5 million to $3.5 million in 2022, as well as creating possible enhanced revenue and fee generating capacity in future years.
In addition, the Company expects an annual reduction in pre-tax operating expenses in 2021 of approximately $1.0 million, along with $3.0 million of ongoing pre-tax cost savings as a result of the branch optimization initiatives. The Company expects these ongoing savings to be incremental to net income beginning in 2022. This estimated cost excludes the favorable impact of the expected premium from sale of branches expected to be recognized in the fourth quarter of 2021 and currently estimated to be $5.1 million.
Explanation of Use of Non-GAAP Financial Measures
In addition to financial measures presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we present certain non-GAAP financial measures. We believe these non-GAAP financial measures provide useful information in understanding our underlying results of operations or financial position and our business and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Non-GAAP adjusted items impacting the Company's financial performance are identified to assist investors in providing a complete understanding of factors and trends affecting the Company’s business and in analyzing the Company’s operating results on the same basis as that applied by management. Although we believe that these non-GAAP financial measures enhance the understanding of our business and performance, they should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.
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

The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(Dollars in thousands)

Interest Income (GAAP)	$10,820	$11,727	$21,808	$24,056
Adjustment to FTE Basis	43	59	89	113
Interest Income (FTE) (Non-GAAP)	10,863	11,786	21,897	24,169
Interest Expense (GAAP)	886	1,406	1,897	3,202
Net Interest Income (FTE) (Non-GAAP)	$9,977	$10,380	$20,000	$20,967

Net Interest Rate Spread (GAAP)	2.72%	3.10%	2.81%	3.22%
Adjustment to FTE Basis	0.02	0.02	0.01	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	2.74	3.12	2.82	3.23

Net Interest Margin (GAAP)	2.84%	3.28%	2.94%	3.41%
Adjustment to FTE Basis	0.01	0.02	0.01	0.02
Net Interest Margin (FTE) (Non-GAAP)	2.85	3.30	2.95	3.43
Allowance for loan losses to total loans, excluding PPP loans, is a non-GAAP measure that serves as a useful measurement to evaluate the allowance for loan losses without the impact of SBA guaranteed loans.

	June 30, 2021	December 31, 2020
(Dollars in thousands)

Allowance for Loan Losses (Numerator)	$11,544	$12,771

Total Loans	1,007,446	$1,044,753
PPP Loans	(49,525)	(55,096)
Total Loans, Excluding PPP Loans (Non-GAAP) (Denominator)	$957,921	$989,657

Allowance for Loan Losses to Total Loans (GAAP)	1.15%	1.22%

Allowance for Loan Losses to Total Loans, Excluding PPP Loans (Non-GAAP)	1.21%	1.29%
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	June 30, 2021	December 31, 2020
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$132,536	$134,530
Goodwill and Other Intangible Assets, Net	(15,918)	(18,131)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$116,618	$116,399

Common Shares Outstanding (Denominator)	5,409,077	5,434,374

Book Value per Common Share (GAAP)	$24.50	$24.76

Tangible Book Value per Common Share (Non-GAAP)	$21.56	$21.42

Consolidated Statements of Financial Condition Analysis
Assets. Total assets increased $44.9 million, or 3.2%, to $1.46 billion at June 30, 2021, compared to $1.42 billion at December 31, 2020. The change is primarily due to higher cash and due from banks and securities.
Cash and Securities
•Cash and due from banks increased $11.1 million, or 6.9%, to $172.0 million at June 30, 2021, compared to $160.9 million at December 31, 2020. The change is primarily due to an increase in Deposits as further described below in the Liabilities section.
•Securities increased $63.1 million, or 43.4%, to $208.5 million at June 30, 2021, compared to $145.4 million at December 31, 2020. Current period activity included $97.1 million of mortgage-backed securities and U.S. government agency securities purchases, $20.4 million of paydowns on mortgage-backed securities, and $11.9 million of mortgage-backed securities sales, which resulted in the recognition of a $225,000 gain on the sale of securities. The purchases were made to earn a higher yield on excess cash with an expected 6 bps increase in incremental annual net interest margin. The sales recognized gains on higher-interest securities with faster prepayment speeds. In addition, there was a $2.2 million decrease in the market value of the debt securities portfolio and a $233,000 gain in market value in the equity securities portfolio, which is primarily comprised of bank stocks.
Payroll Protection Program (“PPP”) Update
•PPP loans decreased $5.6 million to $49.5 million at June 30, 2021 compared to $55.1 million at December 31, 2020, which includes $34.6 million in originations in the current period offset by loan forgiveness.
•$1.1 million of net PPP loan origination fees were unearned at December 31, 2020. Due to activity in the current period, $1.4 million of net PPP loan origination fees were unearned at June 30, 2021. $489,000 of net PPP loan origination fees were earned in the second quarter of 2021 compared to $535,000 for the three months ended March 31, 2021.
Loans, Allowance for Loan Losses and Credit Quality
•Total loans held for investment decreased $37.3 million to $1.01 billion at June 30, 2021. This includes the impact of reclassifying $11.4 million of loans to held for sale. Excluding the net decline of $5.6 million in PPP loans in the current period and including $11.4 million of held for sale loans, loans declined $20.3 million. Average loans for the three months ended June 30, 2021 decreased $15.0 million compared to the three months ended March 31, 2021.
•The allowance for loan losses was $11.5 million at June 30, 2021 compared to $12.8 million at December 31, 2020. There was a net recovery of $1.2 million of provision for loan losses in the current quarter and year-to-date. A $31.7 million decrease in net reservable loans in the current period, which excludes PPP loans and includes the reclassification of $11.4 million of loans to held for sale that do not require a reserve, as well as a decrease in specifically impaired loans and improving economic and industry conditions contributed to the net recovery in the current period. As a result, the allowance for loan losses to total loans was 1.15% at June 30, 2021 compared to 1.22% at December 31, 2020. The allowance for loan losses to total loans, excluding PPP loans, was 1.21% at June 30, 2021 compared to 1.29% at December 31, 2020.
•Nonperforming loans, which includes nonaccrual loans, accruing loans past due 90 days or more, and accruing loans that are considered troubled debt restructurings, were $15.4 million at June 30, 2021 compared to $14.5 million at December 31, 2020. Nonperforming loans to total loans ratio was 1.53% at June 30, 2021 compared to 1.39% at December 31, 2020. The increase in nonperforming loans at June 30, 2021 compared to December 31, 2020 is primarily related to a $2.0 million construction loan secured by a hotel that was placed on nonaccrual.
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

The following table provides details of loans in forbearance at the dates indicated.

	June 30, 2021			March 31, 2021			December 31, 2020
	Number of Loans	Amount	% of Portfolio	Number of Loans	Amount	% of Portfolio	Number of Loans	Amount	% of Portfolio
(Dollars in thousands)

Real Estate:
Residential	—	—	—%	7	1,343	0.4%	4	749	0.2%
Commercial	4	6,544	1.8%	7	13,814	3.7%	8	19,818	5.3%
Construction	—	—	—%	1	1,958	2.5%	1	1,958	2.7%
Commercial and Industrial	5	1,221	1.0%	5	1,219	0.9%	5	1,219	1.0%
Consumer	—	—	—%	5	106	0.1%	13	356	0.3%
Total Loans in Forbearance	9	$7,765	0.8%	25	$18,440	1.8%	31	$24,100	2.3%
Loans in deferral at June 30, 2021 include one commercial real estate loans totaling $3.3 million that is secured by a hotel, and a business relationship that rents equipment, supplies and other materials for events comprised of three commercial real estate loans totaling $3.3 million, and five commercial and industrial loans totaling $1.2 million. These loans ended their forbearance period in July and begin making regularly scheduled payments.
Other
•Premises and equipment decreased $1.6 million to $18.7 million at June 30, 2021 compared to $20.3 million at December 31, 2020. The Company recognized a $2.3 million writedown on fixed assets related to the branch optimization initiative. In addition, $795,000 of premises and equipment was transferred to held for sale related to the signing of the Agreement with Citizens Bank and impending sale of two branches. The Company also recognized $485,000 of depreciation and $280,000 was transferred to Other Assets due to a branch closure and marketing of the property for sale. This was offset by $2.2 million of purchases, primarily related to the operational efficiency initiative.
•Intangible Assets decreased $2.2 million to $8.4 million at June 30, 2021 compared to $6.2 million at December 31, 2020 primarily due to an impairment of $1.2 million and amortization expense of $1.0 million. As a result of signing the Agreement with Citizens Bank and the expected sale of a portion of the deposits associated with the remaining core deposit intangible asset, the Company performed an interim evaluation to determine whether the core deposit intangible was impaired. As a result of the evaluation, the Company determined the carrying amount of the core deposit intangible was impaired $1.2 million.
•Accrued Interest Receivable and Other Assets decreased $1.8 million, or 11.8% to $13.4 million at June 30, 2021, compared to $15.2 million at December 31, 2020 primarily related to the receipt of a $1.3 million federal income tax refund.
Liabilities. Total liabilities increased $46.9 million, or 3.7%, to $1.33 billion at June 30, 2021 compared to $1.28 billion at December 31, 2020.
Deposits
•Total deposits, including deposits held for sale, increased $51.5 million to $1.28 billion as of June 30, 2021 compared to $1.22 billion at December 31, 2020. Noninterest bearing demand deposits, NOW accounts and savings accounts increased $44.0 million, $16.5 million and $12.9 million, respectively, partially offset by a decrease of $17.0 million in time deposits. IRS and stimulus-related payments totaled $29.9 million in the first quarter and the impact of the PPP loans that were originated in the current year and the proceeds of which were initially deposited at the Bank was approximately $28.7 million. Annualized deposit growth rate was 8.4% including IRS and PPP loan deposits. Average total deposits increased $54.9 million, primarily in noninterest and interest-bearing demand deposits, for the three months ended June 30, 2021 compared to the three months ended March 31, 2021.
Borrowed Funds
•Short-term borrowings decreased $2.0 million, or 4.9%, to $39.1 million at June 30, 2021, compared to $41.1 million at December 31, 2020. At June 30, 2021 and December 31, 2020, short-term borrowings were comprised entirely of securities sold under agreements to repurchase, which are related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. $10.1 million was excluded from short-term borrowings at June 30, 2021 and reported as deposits held for sale.
•Other borrowed funds decreased $2.0 million to $6.0 million at June 30, 2021 due to a Federal Home Loan Bank borrowing that matured in the current period.
Stockholders’ Equity. Stockholders’ equity decreased $2.0 million, or 1.5%, to $132.5 million at June 30, 2021, compared to $134.5 million at December 31, 2020.
•Net income was $2.6 million for the six months ended June 30, 2021.
•Accumulated other comprehensive income decreased $1.7 million primarily due to market interest rate conditions on the Company’s debt securities.
•The Company declared and paid $2.6 million in dividends to common stockholders in the current period.
•The Company repurchased $561,000 of its common stock as part of its stock repurchase program.
•Book value per share (GAAP) was $24.50 at June 30, 2021 compared to $24.76 at December 31, 2020, a decrease of $0.26. Tangible book value per share (Non-GAAP) increased $0.14, or 0.7%, to $21.56 compared to $21.42 at December 31, 2020. Refer to Explanation of Use of Non-GAAP Financial Measures in this Report.
Consolidated Results of Operations for the Three Months Ended June 30, 2021 and 2020
Overview. Net loss was $223,000 for the three months ended June 30, 2021, a decrease of $3.1 million compared to net income of $2.9 million for the three months ended June 30, 2020.
Net Interest and Dividend Income. Net interest and dividend income decreased $387,000, or 3.7%, to $9.9 million for the three months ended June 30, 2021 compared to $10.3 million for the three months ended June 30, 2020. Net interest margin (FTE) (Non-GAAP) decreased 45 basis points (“bps”) to 2.85% for the three months ended June 30, 2021 compared to 3.30% the three months ended June 30, 2020. Net interest margin (GAAP) decreased to 2.84% for the three months ended June 30, 2021 compared to 3.28% for the three months ended June 30, 2020. While the Company has further controlled its deposit cost structure as deposit balances increased and benefited from nonrenewal or repricing of higher cost time deposits, the net interest margin has decreased primarily due to the low interest rate environment decreasing yields on loans and securities.
Interest and Dividend Income
•Interest and dividend income decreased $907,000, or 7.7%, to $10.8 million for the three months ended June 30, 2021 compared to $11.7 million the three months ended June 30, 2020.
◦Interest income on loans decreased $641,000, or 6.1%, to $9.9 million for the three months ended June 30, 2021 compared to $10.6 million for the three months ended June 30, 2020. While average loans increased $2.9 million compared to the three months ended June 30, 2020, the average yield decreased 28 bps to 3.93%.
◦Interest and fee income on PPP loans was $636,000 for the three months ended June 30, 2021 and contributed 3 bps to loan yield, compared to $316,000 for the three months ended June 30, 2020, which decreased loan yield 7 bps in the prior period.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $153,000 for the three months ended June 30, 2021 compared to $90,000 for the three months ended June 30, 2020, or 6 bps in the current period compared to 4 bps in the prior period.
◦Interest income on taxable investment securities decreased $305,000, or 32.4%, to $635,000 for the three months ended June 30, 2021 compared to $940,000 for the three months ended June 30, 2020 driven by a $12.6 million decrease in average investment securities balances and 70 bps decrease in average yield. The Federal Reserve’s pandemic-driven decision to drop the benchmark interest rate in 2020 resulted in significant calls of U.S. government agency securities and paydowns on mortgage-backed securities in the declining interest rate environment, which were replaced with lower-yielding securities or maintained in cash.
◦Other interest and dividend income, which primarily consists of interest-bearing cash, increased $67,000, or 79.8% to $151,000 for the three months ended June 30, 2021 compared to $84,000 for the three months ended June 30, 2020. Average other interest-earning assets increased $149.4 million compared to the three months ended June 30, 2020 primarily from buildup of cash as a result of securities activity, PPP loan funds and government stimulus payments deposited with the Bank, although average yield declined 10 bps due to interest rate cuts on interest-earning cash deposits held at other financial institutions.

Interest Expense
•Interest expense decreased $520,000, or 37.0%, to $886,000 million for the three months ended June 30, 2021 compared to $1.4 million for the three months ended June 30, 2020.
◦Interest expense on deposits decreased $478,000, or 36.6%, to $827,000 for the three months ended June 30, 2021 compared to $1.3 million for the three months ended June 30, 2020. While average interest-earning deposits increased $47.9 million compared to the three months ended June 30, 2020, interest rate declines for all products driven by pandemic-related interest rate cuts resulted in a 25 bp, or 40.6%, decrease in average cost compared to the three months ended June 30, 2020. In addition, average time deposits and the related average cost decreased $28.3 million and 31 bps, respectively.
◦Interest expense on other borrowed funds decreased $27,000, or 43.5%, to $35,000 for the three months ended June 30, 2021 primarily due to FHLB long-term borrowings that matured and were paid off throughout the last year that resulted in a $5.0 million decrease in average balance.

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

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,016,868	$9,959	3.93%	$1,014,000	$10,612	4.21%
Debt Securities
Taxable	124,685	635	2.04	137,268	940	2.74
Tax Exempt	12,276	94	3.06	14,106	130	3.69
Marketable Equity Securities	2,649	24	3.62	2,579	20	3.10
Other Interest-Earning Assets	246,392	151	0.25	97,033	84	0.35
Total Interest-Earning Assets	1,402,870	10,863	3.11	1,264,986	11,786	3.75
Noninterest-Earning Assets	82,794			113,176
Total Assets	$1,485,664			$1,378,162

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits (3)	$275,752	55	0.08%	$236,312	141	0.24%
Savings (3)	247,238	25	0.04	227,470	35	0.06
Money Market (3)	199,652	71	0.14	182,656	187	0.41
Time Deposits (3)	177,506	676	1.53	205,847	942	1.84
Total Interest-Bearing Deposits (3)	900,148	827	0.37	852,285	1,305	0.62
Short-Term Borrowings
Securities Sold Under Agreements to Repurchase	49,325	24	0.20	35,642	39	0.44
Other Borrowings	6,000	35	2.34	11,000	62	2.27
Total Interest-Bearing Liabilities	955,473	886	0.37	898,927	1,406	0.63
Noninterest-Bearing Demand Deposits	387,317			317,738
Other Liabilities	7,999			8,815
Total Liabilities	1,350,789			1,225,480
Stockholders' Equity	134,875			152,682
Total Liabilities and Stockholders' Equity	$1,485,664			$1,378,162
Net Interest Income (FTE) (Non-GAAP) (4)		$9,977			$10,380
Net Interest Rate Spread (FTE) (Non-GAAP) (4)(5)			2.74%			3.12%
Net Interest-Earning Assets (6)	$447,397			$366,059
Net Interest Margin (GAAP) (7)			2.84			3.28
Net Interest Margin (FTE) (Non-GAAP) (4)(7)			2.85			3.30
Return on Average Assets (1)			(0.06)			0.85
Return on Average Equity (1)			(0.66)			7.65
Average Equity to Average Assets			9.08			11.08
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			146.82			140.72
(1)Annualized based on three months ended results.
(2)Net of the allowance for loan losses, and includes nonaccrual loans with a zero yield and loans held for sale.
(3)Includes Deposits Held for Sale
(4)See section entitled "Explanation of Use of Non-GAAP Financial Measures" appearing earlier in this quarterly report.
(5)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(7)Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$57	$(710)	$(653)
Debt Securities:
Taxable	(81)	(224)	(305)
Exempt From Federal Tax	(16)	(20)	(36)
Marketable Equity Securities	1	3	4
Other Interest-Earning Assets	97	(30)	67
Total Interest-Earning Assets	58	(981)	(923)

Interest Expense:
Deposits	79	(557)	(478)
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	11	(26)	(15)
Other Borrowings	(29)	2	(27)
Total Interest-Bearing Liabilities	61	(581)	(520)
Change in Net Interest and Dividend Income	$(3)	$(400)	$(403)
Provision for Loan Losses. Provision for loan losses was a recovery of $1.2 million for the three months ended June 30, 2021 compared to a provision of $300,000 for the three months ended June 30, 2020. A $23.4 million decrease in net reservable loans in the current quarter, which excludes PPP loans and includes the reclassification of $11.4 million of loans to held for sale, along with a decrease in specific reserves on impaired loans and improvements in the economic and industry outlook contributed to the recovery in the current period.
Net recoveries for the three months ended June 30, 2021 were $19,000, or (0.01)% of average loans on an annualized basis. Net recoveries for the three months ended June 30, 2020 were $26,000, or (0.01)% of average loans on an annualized basis.
Noninterest Income. Noninterest income decreased $429,000, or 16.2%, to $2.2 million for the three months ended June 30, 2021, compared to $2.6 million for the three months ended June 30, 2020.
•Service fees increased $127,000 to $614,000 for the three months ended June 30, 2021, compared to $487,000 for the three months ended June 30, 2020 due to an increase in customer usage compared to the prior year period when shelter-in-place orders occurred at the onset of the COVID-19 pandemic.
•Insurance commissions increased $96,000 to $1.2 million for the three months ended June 30, 2021 compared to $1.1 million for the three months ended June 30, 2020 primarily due to an increase in commercial-related insurance policy revenue.
•Net gain on sale of loans was $31,000 for the three months ended June 30, 2021 compared to $441,000 for the three months ended June 30, 2020, primarily due to increased mortgage loan production from refinances in the prior year, which were sold to reduce interest rate risk on lower yielding, long-term assets.

•Net gain on securities was $11,000 for the three months ended June 30, 2021 compared to $517,000 for the three months ended June 30, 2020. The Company recognized a $489,000 net gain on sales of investment securities in the prior period from sales of higher-interest securities with faster prepayment speeds.
•Other income increased to $31,000 for the three months ended June 30, 2021 compared to a $252,000 loss for the three months ended June 30, 2020 due to a $269,000 valuation allowance adjustment on mortgage servicing rights in the prior period primarily due to a decline in the interest rate environment that caused increased prepayment speeds and resulted in a decrease in fair value of the serviced mortgage portfolio.
Noninterest Expense. Noninterest expense increased $4.7 million, or 51.3%, to $13.7 million for the three months ended June 30, 2021 compared to $9.1 million for the three months ended June 30, 2020. Excluding the impact of non-cash charges related to a $2.3 million writedown on fixed assets and $1.2 million intangible asset impairment, noninterest expense increased $1.2 million to $10.3 million for the three months ended June 30, 2021 compared to $9.1 million for the three months ended June 30, 2020. The current period was also impacted by $1.3 million of other branch optimization and operational efficiency strategic expenses.
•The Company incurred a writedown on fixed assets of $2.3 million for the three months ended June 30, 2021 related to the branch consolidation and sale initiative.
•The Company incurred an intangible asset impairment of $1.2 million for the three months ended June 30, 2021. As a result of signing the Agreement with Citizens Bank and the expected sale of a portion of the deposits associated with the remaining core deposit intangible, the Company performed an interim evaluation to determine whether the core deposit intangible was impaired. As a result of the evaluation, the Company determined the carrying amount of the core deposit intangible was impaired $1.2 million.
•Salaries and employee benefits increased $248,000 to $5.1 million for the three months ended June 30, 2021 compared to $4.8 million for the three months ended June 30, 2020. The increase is primarily due to the recognition of $246,000 in severance related to the branch optimization initiative.
•Occupancy expense increased $325,000 to $1.0 million for the three months ended June 30, 2021 compared to $699,000 for the three months ended June 30, 2020. The increase is due to the recognition of a $227,000 lease impairment related to the consolidation of a branch as part of the branch optimization initiative as well as increase in repair and maintenance.
•Contracted services increased $188,000 to $750,000 for the three months ended June 30, 2021 compared to $562,000 for the three months ended June 30, 2020 The current period includes $434,000 of expenses associated with the engagement of a third-party workflow optimization expert to assist in implementing robotic process automations and more effective sales management designed to improve operational efficiencies in the near and long-term and engagement of other third party specialists to assist in core platform improvements and efficiencies. The prior period included expense related to the hiring of temporary employees to assist with PPP loan processing and consultants used to assist in infrastructure improvements.
•Data processing increased $147,000 to $607,000 for the three months ended June 30, 2021 compared to $460,000 for the three months ended June 30, 2020. This is primarily due to $110,000 of deconversion costs associated with the branch sales.
•Federal Deposit Insurance Corporation (“FDIC”) assessment expense increased $86,000 to $249,000 for the three months ended June 30, 2021 compared to $163,000 for the three months ended June 30, 2020. The increase in assessment was due to the net loss recognized for the three months ended September 30, 2020 primarily due to goodwill impairment negatively impacting the assessment rate in the current period.
•Legal fees and professional fees increased $248,000 to $419,000 for the three months ended June 30, 2021 compared to $171,000 for the three months ended June 30, 2020 due to a $209,000 investment banker success-based fee and legal fees related to the Agreement with Citizens Bank for the branch sales.
•Advertising increased $38,000 to $193,000 for the three months ended June 30, 2021 compared to $155,000 for the three months ended June 30, 2020 due to reduced marketing initiatives during the pandemic in the prior year.
Income Taxes. Income tax benefit was $146,000 for the three months ended June 30, 2021 compared to income tax expenses of $695,000 for the three months ended June 30, 2020. This change was primarily related to a pretax loss recognized in the current period as a result of expenses incurred due to branch optimization and operational efficiency strategic initiatives.
Results of Operations for the Six Months Ended June 30, 2021 and 2020
Overview. Net income was $2.6 million for the six months ended June 30, 2021, a decrease of $1.1 million compared to net income of $3.7 million for the six months ended June 30, 2020.

Net Interest and Dividend Income. Net interest and dividend income decreased $943,000, or 4.5% to $19.9 million for the six months ended June 30, 2021 compared to $20.9 million for the six months ended June 30, 2020. Net interest margin (Non-GAAP FTE) decreased 48 bps to 2.95% for the six months ended June 30, 2021 compared to 3.43% the six months ended June 30, 2020. Net interest margin (GAAP) decreased to 2.94% for the six months ended June 30, 2021 compared to 3.41% for the six months ended June 30, 2020. While the Company has further controlled its deposit cost structure as deposit balances increased and benefited from nonrenewal or repricing of higher cost time deposits, the net interest margin has decreased primarily due to the low interest rate environment decreasing yields on loans and securities.
Interest and Dividend Income
•Interest and dividend income decreased $2.2 million, or 9.3%, to $21.8 million for the six months ended June 30, 2021 compared to $24.1 million for the six months ended June 30, 2020.
◦Interest income on loans decreased $1.3 million or 5.9% to $20.1 million during the six months ended June 30, 2021 compared to $21.3 million for the six months ended June 30, 2020. Although average loans increased $42.0 million, primarily driven by PPP loans, the loan yield for the six months ended June 30, 2021 decreased 42 bps to 4.0% compared to the six months ended June 30, 2020 due to the full year impact of the COVID-19 pandemic-related declines in market interest rates beginning March 31, 2020.
◦Interest and fee income on PPP loans was $1.3 million for the six months ended June 30, 2021 and contributed 4 bps to loan yield, compared to $316,000 for the six months ended June 30, 2020, which decreased loan yield 4 bps in the prior period.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $291,000 for the six months ended June 30, 2021 compared to $166,000 for the six months ended June 30, 2020, or 5 bps in the current period compared to 3 bps in the prior period.
◦Interest income on taxable investment securities decreased $860,000, or 40.2%, to $1.3 million for the six months ended June 30, 2021 compared to $2.1 million for the six months ended June 30, 2020 driven by a $24.2 million decrease in average taxable investment securities and an 82 bps decrease in average yield. The Federal Reserve pandemic-driven decision to drop the benchmark interest rate in 2020 resulted in significant calls of U.S. government agency securities and paydowns on mortgage-backed securities in the declining rate environment, which were replaced by lower-yielding securities.
◦Interest from other interest-earning assets, which primarily consists of interest-earning cash, decreased $73,000, or 22.7% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 even though average balances increased $123.5 million primarily related to funds received from deposits and investment security activity. The impact on interest income was primarily due to pandemic-driven declines on market interest rates earned on deposits at other financial institutions, which resulted in a 55 bp decrease in yield.
Interest Expense
•Interest expense decreased $1.3 million, or 40.8%, to $1.9 million for the six months ended June 30, 2021 compared to $3.2 million for the six months ended June 30, 2020.
◦Interest expense on deposits decreased $1.2 million, or 40.6%, to $1.8 million for the six months ended June 30, 2021 compared to $3.0 million for the six months ended June 30, 2020. While average interest-bearing deposits increased $45.1 million, interest rate declines for all products driven by pandemic-related interest rate cuts, nonrenewal or repricing of higher cost time deposits, and overall efforts to control pricing resulted in a 31 bp decrease in average cost compared to the six months ended June 30, 2020.
◦Interest expense on other borrowed funds decreased $56,000, or 42.4%, to $76,000 for the six months ended June 30, 2021 compared to $132,000 for the six months ended June 30, 2020 primarily due to FHLB long-term borrowings that matured and were paid off throughout the last year that resulted in a $5.3 million decrease in average balance.

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

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,024,319	$20,131	3.96%	$982,331	$21,408	4.38%
Debt Securities
Taxable	123,790	1,281	2.07	147,962	2,141	2.89
Tax Exempt	12,608	192	3.05	15,471	258	3.34
Marketable Equity Securities	2,641	44	3.33	2,573	40	3.11
Other Interest-Earning Assets	204,365	249	0.25	80,821	322	0.80
Total Interest-Earning Assets	1,367,723	21,897	3.23	1,229,158	24,169	3.95
Noninterest-Earning Assets	87,645			113,616
Total Assets	$1,455,368			$1,342,774

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits (3)	$267,455	133	0.10%	$231,397	408	0.35%
Savings (3)	243,565	57	0.05	222,899	124	0.11
Money Market (3)	198,530	168	0.17	181,819	436	0.48
Time Deposits (3)	182,283	1,416	1.57	210,648	2,018	1.93
Total Interest-Bearing Deposits (3)	891,833	1,774	0.40	846,763	2,986	0.71
ST Borrowings
Securities Sold Under Agreements to Repurchase	45,232	47	0.21	32,592	84	0.52
Other Borrowings	6,597	76	2.32	11,890	132	2.23
Total Interest-Bearing Liabilities	943,662	1,897	0.41	891,245	3,202	0.72
Noninterest-Bearing Demand Deposits	368,318			289,621
Other Liabilities	8,433			9,306
Total Liabilities	1,320,413			1,190,172
Stockholders' Equity	134,955			152,602
Total Liabilities and Stockholders' Equity	$1,455,368			$1,342,774
Net Interest Income (FTE) (Non-GAAP) (4)		$20,000			$20,967
Net Interest Rate Spread (FTE) (Non-GAAP) (4)(5)			2.82%			3.23%
Net Interest-Earning Assets (6)	$424,061			$337,913
Net Interest Margin (GAAP) (7)			2.94			3.41
Net Interest Margin (FTE) (Non-GAAP) (4)(7)			2.95			3.43
Return on Average Assets (1)			0.36			0.55
Return on Average Equity (1)			3.92			4.84
Average Equity to Average Assets			9.27			11.36
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			144.94			137.91
(1)Annualized based on six months ended results.
(2)Net of the allowance for loan losses, and includes nonaccrual loans with a zero yield and loans held for sale.
(3)Includes Deposits Held for Sale
(4)See section entitled "Explanation of Use of Non-GAAP Financial Measures" appearing earlier in this quarterly report.
(5)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(7)Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$829	$(2,106)	$(1,277)
Debt Securities:
Taxable	(316)	(544)	(860)
Exempt From Federal Tax	(45)	(21)	(66)
Marketable Equity Securities	1	3	4
Other Interest-Earning Assets	251	(324)	(73)
Total Interest-Earning Assets	720	(2,992)	(2,272)

Interest Expense:
Deposits	151	(1,363)	(1,212)
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	24	(61)	(37)
Other Borrowings	(61)	5	(56)
Total Interest-Bearing Liabilities	114	(1,419)	(1,305)
Change in Net Interest and Dividend Income	$606	$(1,573)	$(967)
Provision for Loan Losses. The provision for loan losses had a $1.2 million recovery for the six months ended June 30, 2021, compared to a $2.8 million provision for the six months ended June 30, 2020. The pandemic resulted in a dramatic increase in unemployment and recessionary economic conditions in the prior year. Based on evaluation of the macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis were increased at the onset of the pandemic, primarily related to economic trends and industry conditions, because of vulnerable industries such as hospitality, oil and gas, retail and restaurants and resulted in the prior year provision. Those qualitative factors have been decreased as the economic impact of the pandemic have eased. In addition, a $14.2 million decrease in net reservable loans compared to June 30, 2020, which excludes PPP loan activity, combined with a decrease in specific reserves on impaired loans and improving economic and industry condition contributed to the recovery of provision in the current period.
Net charge-offs were $27,000 for the six months ended June 30, 2021, or 0.01% net charge-offs to average loans on an annualized basis. Net charge-offs were $19,000 for the six months ended June 30, 2020, or 0.00% net charge-offs to average loans on an annualized basis. Net charge-offs were primarily driven by automobile loans in the consumer loan category in both periods.
Noninterest Income. Noninterest income increased $873,000, or 19.3%, to $5.4 million for the six months ended June 30, 2021, compared to $4.5 million for the six months ended June 30, 2020.
•Service fees increased $68,000 to $1.2 million for the six months ended June 30, 2021, compared to $1.1 million for the six months ended June 30, 2020 due to an increase in customer usage compared to the prior year period when shelter-in-place orders occurred at the onset of the COVID-19 pandemic.
•Insurance commissions increased $408,000, or 17.0%, to $2.8 million for the six months ended June 30, 2021, compared to $2.4 million for the six months ended June 30, 2020 due to an increase contingency fees. Contingency fees are profit sharing commissions that are contingent upon several factors including, but not limited to, eligible written premiums, incurred losses, policy cancellations and stop loss charges.

•Net gain on sales of loans was $117,000 for the six months ended June 30, 2021 compared to $568,000 for the six months ended June 30, 2020 primarily due to decreased mortgage loan production from refinances, which are sold to reduce interest rate risk on lower yielding, long-term assets.
•Net gain on investment securities was $458,000 for the six months ended June 30, 2021 compared to $79,000 for the six months ended June 30, 2020. In the current period, the Company recognized a $225,000 net gain on sale of debt securities from sales of higher-interest securities with faster prepayment speeds combined with a $233,000 increase in fair value on the equity securities portfolio, primarily comprised of bank stocks, which experienced a recovery in fair value from pandemic related losses. In the prior year, there was a net gain of $489,000 on sales of investment securities from sales of higher-interest securities with faster prepayment speeds that was offset by a $410,000 decrease in fair value in the equity securities portfolio, which is primarily comprised of bank stocks, due to the COVID-19 impacts on the banking industry.
•Other Income was $211,000 for the six months ended June 30, 2021 compared to Other Loss of $238,000 in the six months ended June 30, 2020. In the current period there was a $160,000 reduction in the valuation allowance on mortgage servicing rights compared to a $269,000 valuation allowance adjustment from temporary impairment in the prior period caused by a decline in the interest rate environment that increased prepayment speeds and resulted in a decrease in fair value of the serviced mortgage portfolio. In addition, there was a $53,000 increase in amortization on mortgage servicing rights in the current period.
Noninterest Expense. Noninterest expense increased $5.0 million, or 27.9%, to $23.1 million for the six months ended June 30, 2021 compared to $18.1 million for the six months ended June 30, 2020. This was primarily impacted by a $2.3 million writedown on fixed assets and $1.2 million intangible asset impairment as previously noted. Excluding the impact of these non-cash charges, noninterest expense increased $1.6 million, or 8.8%, to $19.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The current period was also impacted by $1.6 million of other branch optimization and operational efficiency strategic expenses.
•Salaries and employee benefits increased $411,000 for the six months ended June 30, 2021 compared to $9.6 million for the six months ended June 30, 2020. The increase is primarily due to an increase in employee benefit expenses due to the prior period impact from a $407,000 one-time payment that offset employee benefits related to the transition from a self-funded to a fully insured plan. The current period was impacted by the recognition of $335,000 in severance related to the branch optimization initiative whereas in the period the Company incurred costs associated with the Community Bank Cares 10% premium pay during the pandemic and the recognition of approximately $236,000 of one-time payments related to the search for a permanent CEO.
•Occupancy expense increased $302,000 to $1.7 million for the six months ended June 30, 2021 compared to $1.4 million for the six months ended June 30, 2020. The increase is due to the recognition of a $227,000 lease impairment related to the consolidation of a branch as part of the branch optimization initiative.
•Equipment expense increased $96,000 to $577,000 for the six months ended June 30, 2021 compared to $481,000 for the six months ended June 30, 2020 as the result of an increase in repairs and maintenance.
•Data processing increased $240,000 to $1.1 million for the six months ended June 30, 2021 compared to $885,000 for the six months ended June 30, 2020 primarily due to $110,000 in deconversion costs associated with the branch sales as well as other technology investments.
•Contracted services increased $497,000 to $1.4 million for the six months ended June 30, 2021 compared to $940,000 for the six months ended June 30, 2020, primarily due to $702,000 of expenses associated with the engagement of a third-party workflow optimization expert to assist in implementing robotic process automations and more effective sales management designed to improve operational efficiencies in the near and long-term and engagement of other third party specialists to assist in core platform improvements and efficiencies. The prior period included expense related to the hiring of temporary employees to assist with PPP loan processing and consultants used to assist in infrastructure improvements.
•FDIC assessment expense increased $178,000 to $499,000 for the six months ended June 30, 2021 compared to $321,000 for the six months ended June 30, 2020.The increase in assessment was due to the net loss recognized for the three months ended September 30, 2020 primarily due to goodwill impairment negatively impacting the assessment rate in the current period.
•Legal fees and professional fees increased $202,000 to $608,000 for the six months ended June 30, 2021 compared to $406,000 for the six months ended June 30, 2020 due to a $209,000 investment banker success-based fee and legal fees related to the Agreement with Citizens Bank for the branch sales.

•Other noninterest expense decreased $131,000 to $1.9 million for the six months ended June 30, 2021 compared to $2.1 million for the six months ended June 30, 2020 due to a decrease in loan-related expenses from the increased volume of refinancing in the prior period.
Income Taxes. Income tax expense decreased $59,000 to $765,000 for the six months ended June 30, 2021 compared to $824,000 for the six months ended June 30, 2020. This change was primarily due to a decrease in pretax income in the current period as a result of expenses incurred due to branch optimization and operational efficiency strategic initiatives. Branch optimization expenses during the current period were deferred for tax purposes and these items will be recognized in future periods.
Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 10 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of June 30, 2021 and December 31, 2020.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at June 30, 2021 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $172.0 million at June 30, 2021. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $42.4 million at June 30, 2021. In addition, at June 30, 2021, the Company had the ability to borrow up to $430.7 million from the FHLB of Pittsburgh, of which $317.8 million is available. The Company also has the ability to borrow up to $79.8 million million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both June 30, 2021 and December 31, 2020.
At June 30, 2021, $70.9 million, or 41.0% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At June 30, 2021, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $9.2 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At June 30, 2021 and December 31, 2020, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. At June 30, 2021, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent risk weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	June 30, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$106,207	11.67%	$108,950	11.79%
For Capital Adequacy Purposes	40,945	4.50	41,598	4.50
To Be Well Capitalized	59,143	6.50	60,086	6.50

Tier 1 Capital (to risk weighted assets)
Actual	106,207	11.67	108,950	11.79
For Capital Adequacy Purposes	54,593	6.00	55,464	6.00
To Be Well Capitalized	72,791	8.00	73,952	8.00

Total Capital (to risk weighted assets)
Actual	117,582	12.92	120,520	13.04
For Capital Adequacy Purposes	72,791	8.00	73,952	8.00
To Be Well Capitalized	90,989	10.00	92,440	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	106,207	7.23	108,950	7.81
For Capital Adequacy Purposes	58,728	4.00	55,765	4.00
To Be Well Capitalized	73,410	5.00	69,706	5.00
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
For both net interest income and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates such as that experienced in the current rate environment at June 30, 2021
The table below sets forth, as of June 30, 2021, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+300	$152,158	$9,568	6.7%	11.34%	153	$45,462	$8,749	23.8%
+200	151,459	8,869	6.2	10.99	118	43,071	6,358	17.3
+100	148,374	5,784	4.1	10.47	66	39,676	2,963	8.1
Flat	142,590	—	—	9.81	—	36,713	—	—
-100	136,941	(5,649)	(4.0)	9.26	(55)	33,808	(2,905)	(7.9)
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company made the following purchases of its common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30, 2021	—	$—	—	$—
May 1-31, 2021	—	—	—	$—
June 1-30, 2021	25,297	22.16	25,297	$6,939,518
Total	25,297	$22.16	25,297
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
101
The following materials for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	August 9, 2021	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	August 9, 2021	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)