Form 10-Q
period 2021-09-30
CB Financial Services, Inc.
filed 2021-11-08
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2021, the number of shares outstanding of the Registrant’s Common Stock was 5,296,539.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2021	December 31, 2020
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$131,835	$145,636
Non-Interest Bearing	41,688	15,275
Total Cash and Due From Banks	173,523	160,911

Securities:
Available-for-Sale Debt Securities, at Fair Value	218,529	142,897
Equity Securities, at Fair Value	2,822	2,503
Total Securities	221,351	145,400
Loans Held for Sale	17,407	—
Loans, Net of Allowance for Loan Losses of $11,581 and $12,771 at September 30, 2021 and December 31, 2020, Respectively	990,018	1,031,982
Premises and Equipment Held for Sale	795	—
Premises and Equipment, Net	18,502	20,302
Bank-Owned Life Insurance	25,190	24,779
Goodwill	9,732	9,732
Intangible Assets, Net	5,740	8,399
Accrued Interest Receivable and Other Assets	12,560	15,215
TOTAL ASSETS	$1,474,818	$1,416,720

LIABILITIES
Deposits Held for Sale	$102,647	$—
Deposits:
Non-Interest Bearing Demand Deposits	373,320	340,569
NOW Accounts	244,004	259,870
Money Market Accounts	190,426	199,029
Savings Accounts	232,679	235,088
Time Deposits	144,727	190,013
Total Deposits	1,185,156	1,224,569

Short-Term Borrowings	42,623	41,055
Other Borrowings	6,000	8,000
Accrued Interest Payable and Other Liabilities	7,405	8,566
TOTAL LIABILITIES	1,343,831	1,282,190

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 Shares Issued and 5,330,401 and 5,434,374 Shares Outstanding at September 30, 2021 and December 31, 2020, Respectively	2,367	2,367
Capital Surplus	83,130	82,723
Retained Earnings	51,839	51,132
Treasury Stock, at Cost (350,592 and 246,619 Shares at September 30, 2021 and December 31, 2020, Respectively)	(7,483)	(5,094)
Accumulated Other Comprehensive Income	1,134	3,402
TOTAL STOCKHOLDERS' EQUITY	130,987	134,530
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,474,818	$1,416,720
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in thousands, except share and per share data)

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$9,718	$10,709	$29,800	$32,050
Investment Securities:
Taxable	843	753	2,124	2,894
Tax-Exempt	71	79	223	291
Dividends	19	19	63	59
Other Interest and Dividend Income	135	96	384	418
TOTAL INTEREST AND DIVIDEND INCOME	10,786	11,656	32,594	35,712
INTEREST EXPENSE
Deposits	715	1,150	2,489	4,136
Short-Term Borrowings	25	28	72	112
Other Borrowings	36	62	112	194
TOTAL INTEREST EXPENSE	776	1,240	2,673	4,442
NET INTEREST AND DIVIDEND INCOME	10,010	10,416	29,921	31,270
Provision (Recovery) For Loan Losses	—	1,200	(1,200)	4,000
NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	10,010	9,216	31,121	27,270
NONINTEREST INCOME
Service Fees	602	554	1,762	1,646
Insurance Commissions	1,194	1,079	3,998	3,475
Other Commissions	93	76	431	374
Net Gain on Sales of Loans	49	435	166	1,003
Net Gain (Loss) on Securities	24	(59)	482	20
Net Gain on Purchased Tax Credits	18	15	53	46
Net Loss on Disposal of Fixed Assets	—	(65)	(3)	(48)
Income from Bank-Owned Life Insurance	138	140	411	417
Other Income (Loss)	80	(2)	291	(240)
TOTAL NONINTEREST INCOME	2,198	2,173	7,591	6,693
NONINTEREST EXPENSE
Salaries and Employee Benefits	4,787	5,124	14,757	14,683
Occupancy	615	759	2,349	2,191
Equipment	205	220	782	701
Data Processing	541	482	1,666	1,367
FDIC Assessment	293	172	792	493
PA Shares Tax	224	355	714	963
Contracted Services	1,441	531	2,878	1,471
Legal and Professional Fees	180	161	788	567
Advertising	225	148	558	486
Other Real Estate Owned Income	(89)	(12)	(153)	(30)
Amortization of Intangible Assets	446	532	1,481	1,596
Intangible Assets Impairment	—	18,693	1,178	18,693
Writedown of Fixed Assets	2	884	2,270	884
Other Expense	903	919	2,830	2,977
TOTAL NONINTEREST EXPENSE	9,773	28,968	32,890	47,042
Income (Loss) Before Income Tax Expense (Benefit)	2,435	(17,579)	5,822	(13,079)
Income Tax Expense (Benefit)	452	(184)	1,217	640
NET INCOME (LOSS)	$1,983	$(17,395)	$4,605	$(13,719)

EARNINGS (LOSS) PER SHARE
Basic	$0.37	$(3.22)	$0.85	$(2.54)
Diluted	0.37	(3.22)	0.85	(2.54)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,373,032	5,395,342	5,412,989	5,406,710
Diluted	5,390,128	5,395,342	5,420,792	5,406,710
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in thousands)

Net Income (Loss)	$1,983	$(17,395)	$4,605	$(13,719)

Other Comprehensive (Loss) Income:
Change in Unrealized Gain (Loss) on Investment Securities Available-for-Sale	(733)	(653)	(2,662)	2,292
Income Tax Effect	158	137	571	(481)

Reclassification Adjustment for Gain on Sale of Debt Securities Included in Net Income (1)	—	—	(225)	(489)
Income Tax Effect (2)	—	—	48	103
Other Comprehensive (Loss) Income, Net of Income Tax Effect	(575)	(516)	(2,268)	1,425
Total Comprehensive Income (Loss)	$1,408	$(17,911)	$2,337	$(12,294)
(1)    Reported in Net Gain (Loss) on Securities on the Consolidated Statements of Income (Loss).
(2)    Reported in Income Tax Expense (Benefit) on the Consolidated Statements of Income (Loss).
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2021	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

June 30, 2021	5,680,993	$2,367	$82,969	$51,146	$(5,655)	$1,709	$132,536
Comprehensive Income:
Net Income	—	—	—	1,983	—	—	1,983
Other Comprehensive Loss	—	—	—	—	—	(575)	(575)
Stock-Based Compensation Expense	—	—	169	—	—	—	169
Exercise of Stock Options	—	—	(8)	—	62	—	54
Treasury stock purchased, at cost (81,676 shares)	—	—	—	—	(1,890)	—	(1,890)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,290)	—	—	(1,290)
September 30, 2021	5,680,993	$2,367	$83,130	$51,839	$(7,483)	$1,134	$130,987

Three Months Ended September 30, 2020	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

June 30, 2020	5,680,993	$2,367	$83,327	$68,039	$(5,928)	$4,587	$152,392
Comprehensive Loss:
Net Loss	—	—	—	(17,395)	—	—	(17,395)
Other Comprehensive Loss	—	—	—	—	—	(516)	(516)
Restricted Stock Awards Granted	—	—	(103)	—	103	—	—
Stock-Based Compensation Expense	—	—	114	—	—	—	114
Dividends Paid ($0.24 Per Share)	—	—	—	(1,296)	—	—	(1,296)
September 30, 2020	5,680,993	$2,367	$83,338	$49,348	$(5,825)	$4,071	$133,299
The accompanying notes are an integral part of these consolidated financial statements

Nine Months Ended September 30, 2021	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2020	5,680,993	$2,367	$82,723	$51,132	$(5,094)	$3,402	$134,530
Comprehensive Income:
Net Income	—	—	—	4,605	—	—	4,605
Other Comprehensive Loss	—	—	—	—	—	(2,268)	(2,268)
Stock-Based Compensation Expense	—	—	415	—	—	—	415
Exercise of Stock Options	—	—	(8)	—	62	—	54
Treasury stock purchased, at cost (106,973 shares)	—	—	—	—	(2,451)	—	(2,451)
Dividends Paid ($0.72 Per Share)	—	—	—	(3,898)	—	—	(3,898)
September 30, 2021	5,680,993	$2,367	$83,130	$51,839	$(7,483)	$1,134	$130,987

Nine Months Ended September 30, 2020	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2019	5,680,993	$2,367	$82,971	$66,955	$(3,842)	$2,646	$151,097
Comprehensive Loss:
Net Loss	—	—	—	(13,719)	—	—	(13,719)
Other Comprehensive Income	—	—	—	—	—	1,425	1,425
Restricted Stock Awards Forfeited	—	—	96	—	(96)	—	—
Restricted Stock Awards Granted	—	—	(103)	—	103	—	—
Stock-Based Compensation Expense	—	—	370	—	—	—	370
Exercise of Stock Options	—	—	4	—	(82)	—	(78)
Treasury Stock Purchased, at cost (67,816 shares)	—	—	—	—	(1,908)	—	(1,908)
Dividends Paid ($0.72 Per Share)	—	—	—	(3,888)	—	—	(3,888)
September 30, 2020	5,680,993	$2,367	$83,338	$49,348	$(5,825)	$4,071	$133,299
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2021	2020
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income (Loss)	$4,605	$(13,719)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities
Amortization (Accretion) on Securities	38	(9)
Depreciation and Amortization	1,810	2,578
(Recovery) Provision for Loan Losses	(1,200)	4,000
Intangible Asset Impairment	1,178	—
Goodwill Impairment	—	18,693
Writedown on Fixed Assets	2,270	884
Lease Impairment	227	—
Gain on Securities	(482)	(20)
Gain on Purchased Tax Credits	(53)	(46)
Income from Bank-Owned Life Insurance	(411)	(417)
Proceeds From Mortgage Loans Sold	8,182	24,317
Originations of Mortgage Loans for Sale	(15,289)	(23,314)
Gain on Sale of Loans	(166)	(1,003)
(Gain) Loss on Sale of Other Real Estate Owned and Repossessed Assets	(76)	26
Noncash Expense for Stock-Based Compensation	415	370
Decrease (Increase) in Accrued Interest Receivable	517	(944)
Net Loss on Disposal of Fixed Assets	3	48
Increase (Decrease) in Taxes Payable	295	(253)
Payments on Operating Leases	(251)	(412)
Decrease in Accrued Interest Payable	(277)	(252)
Refund of Federal and State Income Taxes	1,311	—
Other, Net	(68)	(1,329)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,578	9,198
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	29,563	91,219
Purchases of Securities	(119,924)	(68,851)
Proceeds from Sale of Securities	11,967	17,893
Net Decrease (Increase) in Loans	33,378	(100,436)
Purchase of Premises and Equipment	(2,275)	(184)
Proceeds from Disposal of Premises and Equipment	—	26
Proceeds From Sale of Other Real Estate Owned	285	99
Decrease (Increase) in Restricted Equity Securities	533	(305)
NET CASH USED IN INVESTING ACTIVITIES	(46,473)	(60,539)
FINANCING ACTIVITIES
Net Increase in Deposits	52,542	80,677
Net Increase in Short-Term Borrowings	12,260	11,490
Principal Payments on Other Borrowed Funds	(2,000)	(3,000)
Cash Dividends Paid	(3,898)	(3,888)
Treasury Stock, Purchases at Cost	(2,451)	(1,908)
Exercise of Stock Options	54	(78)
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,507	83,293
INCREASE IN CASH AND CASH EQUIVALENTS	12,612	31,952
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	160,911	80,217
CASH AND DUE FROM BANKS AT END OF PERIOD	$173,523	$112,169
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2021	2021	2020
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $2,761 and $4,382, Respectively)	$2,951	$4,694
Income Taxes	1,524	1,785
SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer of Loans to Loans Held for Sale	10,056	—
Transfer of Premises and Equipment to Premises and Equipment Held for Sale and Other Assets	1,075	—
Transfer of Deposits to Deposits Held for Sale	102,647	—
Other Real Estate Acquired in Settlement of Loans	37	115
Right of Use Asset Recognized	—	329
Lease Liability Recognized	—	329
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
Impairment of Long-Lived Assets
The Company routinely performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable and are in excess of their fair value, less estimated costs to sell. If estimated recoverable amounts are lower than carrying values, assets are considered impaired and reduced to their recoverable amounts with the recognized impairment charges recorded in noninterest expense in the Consolidated Statements of (Loss) Income.
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
Recent Accounting Standards
In August 2021, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update ("ASU") 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The SEC rule changes update and expand the statistical disclosures that bank and savings and loan registrants provide to investors, in light of changes in this sector over the past 30 years. The rules also eliminate certain disclosure items that are duplicative of other SEC rules and requirements of U.S. GAAP. The rules replace Industry Guide 3, Statistical Disclosure by Bank Holding Companies, with updated disclosure requirements in a new subpart of Regulation S-K. The rules are intended to help ensure that investors have access to more meaningful, relevant information to facilitate their investment and voting decisions. The amendments are effective prospectively for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect the adoption of this ASU will have a material impact on the Company's consolidated statements of financial condition or results of operation.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). The ASU is intended to help stakeholders during the global market-wide reference rate transition period. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. While the LIBOR reform may require extensive changes to the contracts that govern LIBOR based products, as well as our systems and processes, we cannot yet determine whether the Company will be able to use the optional expedient for the changes to contract terms that may be required by LIBOR reform and therefore, the Company cannot yet determine the magnitude of the impact or the overall impact of the new guidance on the Company’s consolidated financial condition or results of operation.
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
The Bank continues to make progress related to these initiatives through the consolidation of six branches that was completed on June 30, 2021, reducing the Bank's branch network to 16 branches. The Bank is also in the process of implementing operational efficiencies related to individualized processes within its branch network and operating environment. In addition, on June 10, 2021, CB Financial, Community Bank, and Citizens Bank of West Virginia, Inc. (“Citizens Bank”) executed a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Citizens Bank has agreed to purchase certain loans and other assets, and assume certain deposits and other liabilities, of the branch offices of Community Bank located in Buckhannon, West Virginia, and in New Martinsville, West Virginia. The Agreement provides for a 5.0% premium to be paid on assumed deposits, which will be recognized as income upon the expected close of the transaction in the fourth quarter of 2021, subject to regulatory approval and other closing conditions. As of September 30, 2021, all requisite regulatory approvals had been received.
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
•For the two branches to be divested, fair value of the premises and equipment was determined based on the contractual terms of the Agreement, which provide that the premises and equipment will be purchased at the Company's net book value, net of a $338,000 contractual discount at the acquisition date.
In total, the Company recognized $2,000 and $2.3 million in charges on the premises and equipment for the three and nine months ended September 30, 2021, respectively, as Writedown on Fixed Assets in the Consolidated Statements of (Loss) Income.
The branch optimization and operational efficiency initiatives resulted in $1.3 million and $6.3 million of restructuring-related and other expenses for the three and nine months ended September 30, 2021, respectively. The expenses include the aforementioned $2.3 million writedown on fixed assets, a $1.2 million impairment of intangible assets associated with the branch sales (refer to Note 14 for further information) for the nine months ended September 30, 2021, as well as $1.3 million and $2.9 million of expenses related to contracted services, employee severance costs, branch lease impairment (refer to Note 11 for further information), professional fees, data processing fees, legal and other expenses for the three and nine months ended September 30, 2021, respectively.

Assets and Liabilities of Branches Held for Sale
At September 30, 2021, the Company reclassified the deposits to be assumed to deposits held for sale, loans to be purchased to loans held for sale and premises and equipment to be purchased to premises and equipment held for sale on the Consolidated Statements of Financial Condition.
The assets and liabilities classified as held for sale of the disposal group related to the branch sales are as follows at September 30, 2021.

September 30, 2021
(Dollars in thousands)

Loans Held for Sale
Real Estate:
Residential	$2,290
Commercial	2,911
Commercial and Industrial	592
Consumer	252
Other	453
Total Loans Held for Sale	$6,498

Premises and Equipment Held for Sale	795

Deposits Held for Sale
Non-Interest Bearing Demand Deposits	$15,070
Interest Bearing Demand Deposits	31,502
Money Market Accounts	17,578
Savings Accounts	20,803
Time Deposits	17,694
Total Deposits Held for Sale	$102,647
Note 3. Earnings (Loss) Per Share
There are no convertible securities which would affect the numerator in calculating basic and diluted earnings (loss) per share; therefore, net income (loss) as presented on the Consolidated Statements of Income (Loss) is used as the numerator.
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in thousands, except share and per share data)

Net Income (Loss)	$1,983	$(17,395)	$4,605	$(13,719)

Weighted-Average Basic Common Shares Outstanding	5,373,032	5,395,342	5,412,989	5,406,710
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	17,096	—	7,803	—
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,390,128	5,395,342	5,420,792	5,406,710

Earnings (Loss) Per Share:
Basic	$0.37	$(3.22)	$0.85	$(2.54)
Diluted	0.37	(3.22)	0.85	(2.54)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock Options	71,741	220,271	199,641	220,271
Restricted Stock	23,000	49,130	32,360	49,130
When there is a net loss for the period, the exercise or conversion of any potential shares increases the number of shares in the denominator and results in a lower loss per share. In that situation, the potential shares are antidilutive and not included in the Company's loss per share calculation. Therefore, if there is a net loss, diluted loss per share is the same as basic loss per share.
Note 4. Securities
The following table presents the amortized cost and fair value of securities available-for-sale at the dates indicated:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$50,992	$—	$(1,054)	$49,938
Obligations of States and Political Subdivisions	18,356	1,064	—	19,420
Mortgage-Backed Securities - Government-Sponsored Enterprises	140,255	2,205	(770)	141,690
Corporate Debt	7,482	—	(1)	7,481
Total Available-for-Sale Debt Securities	217,085	3,269	(1,825)	218,529

Equity Securities:
Mutual Funds				999
Other				1,823
Total Equity Securities				2,822
Total Securities				$221,351

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$41,994	$12	$(595)	$41,411
Obligations of States and Political Subdivisions	20,672	1,321	—	21,993
Mortgage-Backed Securities - Government-Sponsored Enterprises	75,900	3,593	—	79,493
Total Available-for-Sale Debt Securities	138,566	4,926	(595)	142,897

Equity Securities:
Mutual Funds				1,019
Other				1,484
Total Equity Securities				2,503
Total Securities				$145,400
The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	September 30, 2021
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	7	$25,759	$(239)	5	$24,179	$(815)	12	$49,938	$(1,054)
Mortgage Backed Securities- Government Sponsored Enterprises	10	64,133	(770)	—	—	—	10	64,133	(770)
Corporate Debt	1	4,950	(1)	—	—	—	1	4,950	(1)
Total	18	$94,842	$(1,010)	5	$24,179	$(815)	23	$119,021	$(1,825)

	December 31, 2020
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	7	$32,399	$(595)	—	$—	$—	7	$32,399	$(595)
Total	7	$32,399	$(595)	—	$—	$—	7	$32,399	$(595)
For debt securities, the Company does not believe that any individual unrealized loss as of September 30, 2021 or December 31, 2020, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at September 30, 2021 and December 31, 2020 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.

Securities available-for-sale with a fair value of $184.4 million and $119.7 million at September 30, 2021 and December 31, 2020, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.
The following table presents the scheduled maturities of debt securities as of the date indicated:

	September 30, 2021
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$2,583	$2,620
Due after One Year through Five Years	4,394	4,404
Due after Five Years through Ten Years	70,946	71,437
Due after Ten Years	139,162	140,068
Total	$217,085	$218,529
The following table presents the gross realized gain and loss on sales of debt securities, as well as gain and loss on equity securities from both sales and market adjustments for the periods indicated. All gains and losses presented in the table below are reported in net gain on securities on the Consolidated Statements of Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in thousands)

Debt Securities
Gross Realized Gain	$—	$—	$225	$489
Gross Realized Loss	—	—	—	—
Net Gain on Debt Securities	$—	$—	$225	$489

Equity Securities
Net Unrealized Gain (Loss) Recognized on Securities Held	$18	$(59)	$251	$(469)
Net Realized Gain Recognized on Securities Sold	6	—	6	—
Net Gain (Loss) on Equity Securities	$24	$(59)	$257	$(469)
Net Gain (Loss) on Securities	$24	$(59)	$482	$20
Note 5. Loans and Allowance for Loan Losses
The Company’s loan portfolio is segmented to enable management to monitor risk and performance. Real estate loans are further segregated into three classes. Residential mortgages include those secured by residential properties and include home equity loans,. Commercial mortgages consist of loans to commercial borrowers secured by commercial real estate. Construction loans typically consist of loans to build commercial buildings and acquire and develop residential real estate. The commercial and industrial segment consists of loans to finance the activities of commercial customers. The consumer segment consists primarily of indirect auto loans as well as personal installment loans and personal or overdraft lines of credit.
Residential mortgage loans are typically longer-term loans and, therefore, generally present greater interest rate risk than the consumer and commercial loans. Under certain economic conditions, housing values may decline, which may increase the risk that the collateral values are not sufficient.
Commercial real estate loans generally present a higher level of credit risk than loans secured by residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties, and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of commercial real estate loans is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.

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
The following table presents the classifications of loans as of the dates indicated.

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
(Dollars in thousands)

Real Estate:
Residential	$317,373	31.7%	$344,142	32.9%
Commercial	379,621	37.9	373,555	35.9
Construction	78,075	7.8	72,600	6.9
Commercial and Industrial	102,360	10.2	126,813	12.1
Consumer	112,087	11.2	113,854	10.9
Other	12,083	1.2	13,789	1.3
Total Loans	1,001,599	100.0%	1,044,753	100.0%
Allowance for Loan Losses	(11,581)		(12,771)
Loans, Net	$990,018		$1,031,982
The Small Business Administration reopened the Payroll Protection Program ("PPP") the week of January 11, 2021 accepting applications for both First Draw and Second Draw PPP Loans. As of September 30, 2021, as part of this round of PPP, the Bank funded 218 PPP loans totaling $34.6 million with net deferred origination fees of $1.3 million.
PPP loans decreased $22.4 million to $32.7 million at September 30, 2021 compared to $55.1 million at December 31, 2020. At September 30, 2021, the largest sectors of PPP loans were $9.3 million for construction and specialty-trade contractors, $5.9 million in loans for health care and social assistance, $4.7 million for professional and technical services, $2.5 million for manufacturing, $3.5 million for restaurant and food services, and $1.8 million for wholesale trade.
Net unamortized PPP loan origination fees as of September 30, 2021 and December 31, 2020 were $1.0 million and $1.1 million, respectively. Net PPP loan origination fees earned were $380,000 and $1.4 million for the three and nine months ended September 30, 2021, respectively. All PPP loans are classified as commercial and industrial loans held for investment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.
Total unamortized net deferred loan fees were $2.1 million and $2.0 million at September 30, 2021 and December 31, 2020, respectively.
The following table presents classification of loans held for sale as of September 30, 2021. Loans held for sale includes $6.5 million related to the Agreement executed with Citizens Bank and $7.4 million of residential real estate loans originated and intended for sale in the secondary market. In addition, a $3.6 million nonaccrual and substandard-rated commercial real estate loan secured by a hotel that was transferred into the held for sale portfolio at September 30, 2021 was sold in October 2021 and will result in the recognition of an $897,000 gain on sale of loans in the fourth quarter of 2021. This loan previously incurred a $931,000 charge-off in the prior year. There were no loans held for sale at December 31, 2020.

September 30 2021
(Dollars in thousands)

Real Estate:
Residential	$9,640
Commercial	6,470
Construction	—
Commercial and Industrial	592
Consumer	252
Other	453
Total Loans Held for Sale	$17,407
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
The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At September 30, 2021 and December 31, 2020, there were no loans in the criticized category of Loss within the internal risk rating system.

	September 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$314,266	$869	$2,238	$—	$317,373
Commercial	339,193	28,018	12,410	—	379,621
Construction	66,649	10,785	641	—	78,075
Commercial and Industrial	87,901	12,410	1,513	536	102,360
Consumer	112,017	—	70	—	112,087
Other	12,012	71	—	—	12,083
Total Loans	$932,038	$52,153	$16,872	$536	$1,001,599

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$340,573	$1,115	$2,454	$—	$344,142
Commercial	320,358	37,482	15,715	—	373,555
Construction	68,343	53	4,204	—	72,600
Commercial and Industrial	113,797	7,787	4,620	609	126,813
Consumer	113,805	—	49	—	113,854
Other	13,711	78	—	—	13,789
Total Loans	$970,587	$46,515	$27,042	$609	$1,044,753
The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	September 30, 2021
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$315,124	$613	$—	$—	$613	$1,636	$317,373
Commercial	374,315	—	—	—	—	5,306	379,621
Construction	78,075	—	—	—	—	—	78,075
Commercial and Industrial	100,817	—	—	—	—	1,543	102,360
Consumer	111,515	484	18	—	502	70	112,087
Other	12,083	—	—	—	—	—	12,083
Total Loans	$991,929	$1,097	$18	$—	$1,115	$8,555	$1,001,599

	December 31, 2020
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$339,067	$2,919	$315	$—	$3,234	$1,841	$344,142
Commercial	365,712	1	740	—	741	7,102	373,555
Construction	72,600	—	—	—	—	—	72,600
Commercial and Industrial	124,916	—	—	—	—	1,897	126,813
Consumer	112,952	784	61	8	853	49	113,854
Other	13,789	—	—	—	—	—	13,789
Total Loans	$1,029,036	$3,704	$1,116	$8	$4,828	$10,889	$1,044,753
The decrease in nonaccrual loans at September 30, 2021 compared to December 31, 2020 is primarily related to a $3.6 million commercial real estate loan secured by a hotel that was transferred to loans held-for-sale as previously noted, partially offset by a $2.0 million commercial real estate loan secured by a hotel that was moved to nonaccrual status in the current period.
Additional interest income that would have been recorded if the loans that were nonaccrual at September 30, 2021 were current was $33,000 and $136,000 for the three and nine months ended September 30, 2021, respectively, and $20,000 and $59,000 for the three and nine months ended September 30, 2020, respectively.

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

	September 30, 2021	December 31, 2020
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,636	$1,841
Commercial	5,306	7,102
Construction	—	—
Commercial and Industrial	1,543	1,897
Consumer	70	49
Total Nonaccrual Loans	8,555	10,889

Accruing Loans Past Due 90 Days or More:
Consumer	—	8
Total Accruing Loans Past Due 90 Days or More	—	8
Total Nonaccrual Loans and Accruing Loans Past Due 90 Days or More	8,555	10,897

Troubled Debt Restructurings, Accruing:
Real Estate
Residential	622	650
Commercial	1,713	2,861
Commercial and Industrial	17	80
Total Troubled Debt Restructurings, Accruing	2,352	3,591

Total Nonperforming Loans	10,907	14,488

Other Real Estate Owned:
Residential	36	—
Commercial	—	208
Total Other Real Estate Owned	36	208

Total Nonperforming Assets	$10,943	$14,696

Nonperforming Loans to Total Loans	1.09%	1.39%
Nonperforming Assets to Total Assets	0.74	1.04
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $775,000 and $806,000 at September 30, 2021 and December 31, 2020, respectively.
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
The following table provides details of loans in forbearance as of the dates indicated.

	September 30, 2021			December 31, 2020
	Number of Loans	Amount	% of Portfolio	Number of Loans	Amount	% of Portfolio
(Dollars in thousands)

Real Estate:
Residential	—	$—	—%	4	$749	0.2%
Commercial	—	—	—%	8	19,818	5.3%
Construction	—	—	—%	1	1,958	2.7%
Commercial and Industrial	—	—	—%	5	1,219	1.0%
Consumer	—	—	—%	13	356	0.3%
Total Loans in Forbearance	—	$—	—%	31	$24,100	2.3%
The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms, temporary rate modification and extension of maturity date. Loans classified as TDRs consisted of 14 loans totaling $2.9 million at September 30, 2021 and 17 loans totaling $4.2 million at December 31, 2020, respectively.
The following table presents information at the time of modification related to loans modified in a TDR during the periods indicated. During the three and nine months ended September 30, 2021, there were no loans that were modified that were considered a TDR.

	Three Months Ended September 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)

Real Estate:
Commercial	1	$504	$519	$—
Commercial and Industrial	1	38	38	—
Total	2	$542	557	$—

	Nine Months Ended September 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in thousands)

Real Estate:
Residential	1	$234	$234	$—
Commercial	1	504	519	—
Commercial and Industrial	1	38	38	—
Total	3	$776	$791	$—
During the three months ended September 30, 2021, no loans that were previously modified in a TDR paid off in full. During the nine months ended September 30, 2021, one residential real estate loan totaling $3,000, one commercial real estate loan totaling $698,000 and one commercial and industrial loan totaling $8,000 previously modified in a TDR paid off in full. During the three months ended September 30, 2020, no loans previously modified in a TDR paid off in full. During the nine months ended September 30, 2020, one residential real estate loan totaling $60,000 previously modified in a TDR paid off in full
No TDRs subsequently defaulted during the three and nine months ended September 30, 2021 and 2020, respectively.
The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	September 30, 2021
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,146	$—	$1,150	$1,165	$35
Commercial	13,100	—	13,315	13,361	235
Construction	641	—	641	641	16
Commercial and Industrial	2,066	—	2,351	2,922	24
Total With No Related Allowance Recorded	$16,953	$—	$17,457	$18,089	$310

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	272	199	272	473	16
Construction	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Total With A Related Allowance Recorded	$272	$199	$272	$473	$16

Total Impaired Loans:
Real Estate:
Residential	$1,146	$—	$1,150	$1,165	$35
Commercial	13,372	199	13,587	13,834	251
Construction	641	—	641	641	16
Commercial and Industrial	2,066	—	2,351	2,922	24
Total Impaired Loans	$17,225	$199	$17,729	$18,562	$326

	December 31, 2020
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,183	$—	$1,187	$1,194	$46
Commercial	31,865	—	32,887	37,443	1,418
Construction	4,204	—	4,204	4,013	159
Commercial and Industrial	3,296	—	3,506	3,426	89
Total With No Related Allowance Recorded	$40,548	$—	$41,784	$46,076	$1,712

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	1,524	293	1,524	1,585	72
Construction	—	—	—	—	—
Commercial and Industrial	2,069	356	2,069	2,114	57
Total With A Related Allowance Recorded	$3,593	$649	$3,593	$3,699	$129

Total Impaired Loans
Real Estate:
Residential	$1,183	$—	$1,187	$1,194	$46
Commercial	33,389	293	34,411	39,028	1,490
Construction	4,204	—	4,204	4,013	159
Commercial and Industrial	5,365	356	5,575	5,540	146
Total Impaired Loans	$44,141	$649	$45,377	$49,775	$1,841
The recorded investment of loans evaluated for impairment decreased $26.9 million at September 30, 2021 compared to December 31, 2020 and was primarily related to commercial real estate loans. This is primarily the result of no longer evaluating separately for impairment certain commercial real estate loans secured by hotels that have manageable loan-to-value ratios and have exhibited an ability to cash flow during the COVID-19 pandemic, with the expectation that hotel operations strengthen further as occupancy rates increase due to the economy reopening and resumption of travel. In addition, as previously noted, a $3.6 million commercial real estate loan was transferred into loans held for sale and was no longer evaluated for impairment at September 30, 2021. The loan was subsequently sold in October 2021.
The following tables present the activity in the allowance for loan losses summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

June 30, 2021	$1,588	$5,582	$1,136	$1,152	$941	$—	$1,145	$11,544
Charge-offs	—	—	—	—	(19)	—	—	(19)
Recoveries	2	—	—	11	43	—	—	56
Provision (Recovery)	(98)	347	(71)	(21)	(12)	—	(145)	—
September 30, 2021	$1,492	$5,929	$1,065	$1,142	$953	$—	$1,000	$11,581

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2020	$2,249	$6,010	$889	$1,423	$1,283	$—	$917	$12,771
Charge-offs	—	—	—	—	(139)	—	—	(139)
Recoveries	15	—	—	33	101	—	—	149
Provision (Recovery)	(772)	(81)	176	(314)	(292)	—	83	(1,200)
September 30, 2021	$1,492	$5,929	$1,065	$1,142	$953	$—	$1,000	$11,581

	September 30, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$199	$—	$—	$—	$—	$—	$199
Collectively Evaluated for Potential Impairment	$1,492	$5,730	$1,065	$1,142	$953	$—	$1,000	$11,382

	December 31, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$293	$—	$356	$—	$—	$—	$649
Collectively Evaluated for Potential Impairment	$2,249	$5,717	$889	$1,067	$1,283	$—	$917	$12,122

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

June 30, 2020	$2,688	$5,160	$820	$1,566	$1,714	$—	$700	$12,648
Charge-offs	(11)	—	—	—	(103)	—	—	(114)
Recoveries	1	1	—	6	38	—	—	46
Provision (Recovery)	(506)	1,711	71	170	(290)	—	44	1,200
September 30, 2020	$2,172	$6,872	$891	$1,742	$1,359	$—	$744	$13,780

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2019	$2,023	$3,210	$285	$2,412	$1,417	$—	$520	$9,867
Charge-offs	(36)	—	—	—	(239)	—	—	(275)
Recoveries	5	28	—	21	134	—	—	188
Provision (Recovery)	180	3,634	606	(691)	47	—	224	4,000
September 30, 2020	$2,172	$6,872	$891	$1,742	$1,359	$—	$744	$13,780

	September 30, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$2,248	$—	$607	$—	$—	$—	$2,855
Collectively Evaluated for Potential Impairment	$2,172	$4,624	$891	$1,135	$1,359	$—	$744	$10,925
The allowance for loan losses was $11.6 million at September 30, 2021 compared to $12.8 million at December 31, 2020. There was a net recovery of $1.2 million of provision for loan losses for the nine months ended September 30, 2021. A $20.8 million decrease in net reservable loans in the current year, which excludes PPP loans and includes the reclassification of $17.4 million of loans to held for sale that do not require a reserve, as well as a decrease in specifically impaired loans and improving economic and industry conditions, contributed to the net recovery in the current period.
The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated. At September 30, 2021 and December 31, 2020, commercial and industrial loans include $32.7 million and $55.1 million, respectively, of PPP loans collectively evaluated for potential impairment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

	September 30, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,146	$13,372	$641	$2,066	$—	$—	$17,225
Collectively Evaluated for Potential Impairment	316,227	366,249	77,434	100,294	112,087	12,083	984,374
Total Loans	$317,373	$379,621	$78,075	$102,360	$112,087	$12,083	$1,001,599

	December 31, 2020
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,183	$33,389	$4,204	$5,365	$—	$—	$44,141
Collectively Evaluated for Potential Impairment	342,959	340,166	68,396	121,448	113,854	13,789	1,000,612
Total Loans	$344,142	$373,555	$72,600	$126,813	$113,854	$13,789	$1,044,753
The following table presents changes in the accretable discount on the loans acquired at fair value at the dates indicated.

Accretable Discount
(Dollars in Thousands)

December 31, 2020	$1,194
Accretable Yield	(385)
September 30, 2021	$809
Note 6. Time Deposits
The following table shows the maturities of time deposits for the next five years and beyond at the date indicated.

September 30, 2021	Time Deposits	Time Deposits Held for Sale	Time Deposits, Net
(Dollars in thousands)

One Year or Less	$68,228	$8,560	$59,668
Over One Through Two Years	58,693	4,346	54,347
Over Two Through Three Years	10,758	1,034	9,724
Over Three Through Four Years	11,362	2,415	8,947
Over Four Through Five Years	9,645	1,143	8,502
Over Five Years	3,735	196	3,539
Total	$162,421	$17,694	$144,727
The balance in time deposits, including time deposits held for sale, that meet or exceed the FDIC insurance limit of $250,000 totaled $49.1 million and $59.2 million as of September 30, 2021 and December 31, 2020, respectively.
The aggregate amount of demand deposits, including demand deposits held for sale, that are overdrawn and have been reclassified as loans was $176,000 and $231,000 as of September 30, 2021 and December 31, 2020, respectively.
Note 7. Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term and may consist of borrowings with the Federal Home Loan Bank ("FHLB"), securities sold under agreements to repurchase or borrowings on revolving lines of credit with the Federal Reserve Bank or other correspondent banks. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are overnight sweep accounts with next-day maturities utilized by commercial customers to earn interest on their funds. Securities are pledged as collateral under these agreements in an amount at least equal to the outstanding balance and the collateral pledging requirements are monitored on a daily basis. $10.7 million of securities sold under agreements to repurchase are reported as deposits held for sale at September 30, 2021 because the associated deposits will be sold as part of the Agreement with Citizens Bank. See Note 2 for further information.

The following table sets forth the components of short-term borrowings as of the dates indicated.

	September 30, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$42,623	0.16%	$41,055	0.21%
Average Balance Outstanding During the Period	43,745	0.22	37,819	0.36
Maximum Amount Outstanding at any Month End	52,777		46,123

Securities Collaterizing the Agreements at Period-End:
Carrying Value	56,351		46,312
Market Value	56,412		47,283
Note 8. Other Borrowed Funds
Other borrowed funds consist of fixed rate advances from the FHLB. The following table sets forth the scheduled maturities of other borrowed funds at the dates indicated.

	September 30, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Due in One Year	$3,000	2.23%	$2,000	2.12%
Due After One Year to Two Years	3,000	2.41	3,000	2.23
Due After Two Years to Three Years	—	—	3,000	2.41
Total	$6,000	2.32%	$8,000	2.27%
As of September 30, 2021, the Bank maintained a credit arrangement with a maximum borrowing limit of approximately $420.4 million with the FHLB and available borrowing capacity of $351.3 million. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on $564.1 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. Under this arrangement, the Bank had available a variable rate Line of Credit in the amount of $150.0 million as of September 30, 2021, of which there was no outstanding balance.
As an alternative to pledging securities, the FHLB periodically provides standby letters of credit on behalf of the Bank to secure certain public deposits in excess of the level insured by the FDIC. If the FHLB is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the Bank. Standby letters of credit issued on our behalf by the FHLB to secure public deposits were $60.6 million and $90.3 million as of September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021, the Bank maintained a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $82.8 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by $124.9 million of commercial and industrial and consumer indirect auto loans. In addition, the Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million of which no draws had been taken.
At September 30, 2021 and December 31, 2020, CB Financial did not maintain any credit facilities.
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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers into or out of Level 3 during the nine months ended September 30, 2021 or year ended December 31, 2020.

	Fair Value Hierarchy	September 30 2021	December 31 2020
(Dollars in thousands)

Securities:
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$49,938	$41,411
Obligations of States and Political Subdivisions	Level 2	19,420	21,993
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	141,690	79,493
Corporate Debt	Level 2	7,481	—
Total Available-for-Sale Debt Securities		218,529	142,897

Equity Securities
Mutual Funds	Level 1	999	1,019
Other	Level 1	1,823	1,484
Total Equity Securities		2,822	2,503
Total Securities		$221,351	$145,400

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

Financial Asset	Fair Value Hierarchy	September 30, 2021	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Impaired Loans Individually Assessed	Level 3	$73	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	50.0%
Mortgage Servicing Rights	Level 3	733	Discounted Cash Flow	Discount Rate	9%	to	11%	10.1%
				Prepayment Speed	10%	to	29%	19.9%

Financial Asset	Fair Value Hierarchy	December 31, 2020	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Impaired Loans Individually Assessed	Level 3	$2,944	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	—
Mortgage Servicing Rights	Level 3	656	Discounted Cash Flow	Discount Rate	9%	to	11%	10.0%
				Prepayment Speed	12%	to	27%	18.7%
OREO	Level 3	34	Appraisal of Collateral (1)	Liquidation Expenses (2)	10%	to	30%	—
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
Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At September 30, 2021 and December 31, 2020, the fair value of impaired loans consists of the loan balances of $272,000 and $3.6 million, respectively, less their specific valuation allowances of $199,000 and $649,000, respectively.
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
The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		September 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$131,835	$131,835	$145,636	$145,636
Non-Interest Bearing	Level 1	41,688	41,688	15,275	15,275
Securities	See Above	221,351	221,351	145,400	145,400
Loans Held for Sale	Level 2	17,407	18,304	—	—
Loans, Net	Level 3	990,018	1,022,160	1,031,982	1,073,633
Property and Equipment Held for Sale	Level 2	795	795	—	—
Restricted Stock	Level 2	3,451	3,451	3,984	3,984
Mortgage Servicing Rights	Level 3	733	733	656	656
Accrued Interest Receivable	Level 2	3,355	3,355	3,872	3,872

Financial Liabilities:
Deposits Held for Sale	Level 2	102,647	107,779	—	—
Deposits	Level 2	1,185,156	1,186,603	1,224,569	1,231,606
Short-Term Borrowings	Level 2	42,623	42,623	41,055	41,055
Other Borrowed Funds	Level 2	6,000	6,058	8,000	8,067
Accrued Interest Payable	Level 2	490	490	767	767
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

	September 30, 2021	December 31, 2020
(Dollars in thousands)

Standby Letters of Credit	$110	$120
Performance Letters of Credit	2,764	2,947
Construction Mortgages	56,809	60,312
Personal Lines of Credit	7,132	6,930
Overdraft Protection Lines	5,895	6,287
Home Equity Lines of Credit	22,797	22,110
Commercial Lines of Credit	74,127	69,738
Total Commitments	$169,634	$168,444
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
Note 11. Leases
The Company evaluates contracts at commencement to determine if a lease is present. The Company’s lease contracts are all classified as operating leases and create operating right-of-use (“ROU”) assets and corresponding lease liabilities on the Consolidated Statements of Financial Condition. The leases are primarily ROU assets of land and building for branch and loan production locations. ROU assets are reported in Accrued Interest Receivable and Other Assets and the related lease liabilities in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition.
The following tables present the lease expense, ROU assets, weighted average term, discount rate and maturity analysis of lease liabilities for operating leases for the periods and dates indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in thousands)

Operating Lease Expense	$74	$118	$257	$353
Short-Term Lease Expense	8	—	25	—
Variable Lease Expense	8	10	24	28
Total Lease Expense	$90	$128	$306	$381

	September 30, 2021	December 31, 2020
(Dollars in thousands)

Operating Leases:
ROU Assets	$741	$1,206
Weighted Average Lease Term in Years	7.16	6.95
Weighted Average Discount Rate	2.47%	2.39%

September 30, 2021
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$309
Due After One Year to Two Years	178
Due After Two Years to Three Years	113
Due After Three Years to Four Years	90
Due After Four to Five Years	45
Due After Five Years	330
Total	$1,065
Less: Present Value Discount	106
Lease Liabilities	$959
Impairment of ROU Assets
ROU assets from operating leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3).
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
Based on the analysis, the Company concluded that the ROU asset for this branch was fully impaired as of June 30, 2021, resulting in a remaining ROU carrying value of zero and the recognition of a $227,000 impairment for the nine months ended September 30, 2021. The impairment was recognized in Occupancy expense on the Consolidated Statements of Income (Loss).

Note 12. Other Noninterest Expense
The details of other noninterest expense for the Company’s Consolidated Statements of (Loss) Income for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in thousands)

Non-Employee Compensation	$184	$155	$473	$449
Printing and Supplies	55	125	218	365
Postage	86	61	265	176
Telephone	145	108	472	408
Charitable Contributions	45	32	80	98
Dues and Subscriptions	33	36	121	153
Loan Expenses	86	149	288	420
Meals and Entertainment	31	—	91	74
Travel	27	13	77	87
Training	5	10	29	24
Bank Assessment	46	44	134	132
Insurance	54	59	173	173
Miscellaneous	106	127	409	418
Total Other Noninterest Expense	$903	$919	$2,830	$2,977
Note 13. Segment and Related Information
At September 30, 2021, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

September 30, 2021
Assets	$1,474,626	$4,656	$130,994	$(135,458)	$1,474,818
Liabilities	1,352,005	1,672	7	(9,853)	1,343,831
Stockholders' Equity	122,621	2,984	130,987	(125,605)	130,987

December 31, 2020
Assets	$1,416,132	$5,379	$134,546	$(139,337)	$1,416,720
Liabilities	1,287,148	2,325	16	(7,299)	1,282,190
Stockholders' Equity	128,984	3,054	134,530	(132,038)	134,530

Three Months Ended September 30, 2021
Interest and Dividend Income	$10,768	$1	$1,311	$(1,294)	$10,786
Interest Expense	776	—	—	—	776
Net Interest and Dividend Income	9,992	1	1,311	(1,294)	10,010
Provision for Loan Losses	—	—	—	—	—
Net Interest and Dividend Income After Provision for Loan Losses	9,992	1	1,311	(1,294)	10,010
Noninterest Income	975	1,195	28	—	2,198
Noninterest Expense	8,750	1,020	3	—	9,773
Undistributed Net Income of Subsidiary	124	—	654	(778)	—
Income Before Income Tax Expense	2,341	176	1,990	(2,072)	2,435
Income Tax Expense	393	52	7	—	452
Net Income	$1,948	$124	$1,983	$(2,072)	$1,983

Nine Months Ended September 30, 2021
Interest and Dividend Income	$32,536	$4	$8,456	$(8,402)	$32,594
Interest Expense	2,673	—	—	—	2,673
Net Interest and Dividend Income	29,863	4	8,456	(8,402)	29,921
(Recovery) Provision for Loan Losses	(1,200)	—	—	—	(1,200)
Net Interest and Dividend Income After (Recovery) Provision for Loan Losses	31,063	4	8,456	(8,402)	31,121
Noninterest Income	3,319	3,995	277	—	7,591
Noninterest Expense	29,898	2,983	9	—	32,890
Undistributed Net Income (Loss) of Subsidiary	710	—	(4,096)	3,386	—
Income Before Income Tax Expense	5,194	1,016	4,628	(5,016)	5,822
Income Tax Expense	888	306	23	—	1,217
Net Income	$4,306	$710	$4,605	$(5,016)	$4,605

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

Three Months Ended September 30, 2020
Interest and Dividend Income	$11,639	$1	$1,310	$(1,294)	$11,656
Interest Expense	1,240	—	—	—	1,240
Net Interest and Dividend Income	10,399	1	1,310	(1,294)	10,416
Provision for Loan Losses	1,200	—	—	—	1,200
Net Interest and Dividend Income After Provision for Loan Losses	9,199	1	1,310	(1,294)	9,216
Noninterest Income	1,208	1,024	(59)	—	2,173
Noninterest Expense	28,046	919	3	—	28,968
Undistributed Net Income (Loss) of Subsidiary	73	—	(18,694)	18,621	—
(Loss) Income Before Income Tax (Benefit) Expense	(17,566)	106	(17,446)	17,327	(17,579)
Income Tax (Benefit) Expense	(166)	33	(51)	—	(184)
Net (Loss) Income	$(17,400)	$73	$(17,395)	$17,327	$(17,395)

Nine Months Ended September 30, 2020
Interest and Dividend Income	$35,664	$3	$2,634	$(2,589)	$35,712
Interest Expense	4,442	—	—	—	4,442
Net Interest and Dividend Income	31,222	3	2,634	(2,589)	31,270
Provision for Loan Losses	4,000	—	—	—	4,000
Net Interest and Dividend Income After Provision for Loan Losses	27,222	3	2,634	(2,589)	27,270
Noninterest Income (Loss)	3,760	3,426	(493)	—	6,693
Noninterest Expense	44,227	2,806	9	—	47,042
Undistributed Net Income (Loss) of Subsidiary	433	—	(15,991)	15,558	—
(Loss) Income Before Income Tax Expense (Benefit)	(12,812)	623	(13,859)	12,969	(13,079)
Income Tax Expense (Benefit)	590	190	(140)	—	640
Net (Loss) Income	$(13,402)	$433	$(13,719)	$12,969	$(13,719)

Note 14. Intangible Assets
The following table presents a summary of intangible assets subject to amortization at the dates indicated.

	September 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(Dollars in thousands)

Core Deposit Intangible	$14,103	$(8,386)	$(1,178)	$4,539	$14,103	$(7,047)	$7,056
Customer List	1,800	(599)	—	1,201	1,800	(457)	1,343
Total Intangible Assets	$15,903	$(8,985)	$(1,178)	$5,740	$15,903	$(7,504)	$8,399
On June 10, 2021, the Agreement was executed with Citizens Bank pursuant to which Citizens Bank has agreed to assume certain deposits of the branch offices of Community Bank located in Buckhannon, West Virginia, and in New Martinsville, West Virginia. In 2018, the Company recorded a core deposit intangible asset related to the acquisition of these two branches as part of the merger with First West Virginia Bancorp, Inc. As a result of signing the Agreement and the expected sale of a portion of the deposits associated with the remaining core deposit intangible, the Company performed an interim evaluation to determine whether the core deposit intangible was impaired. As a result of the evaluation, the Company determined the carrying amount of the core deposit intangible was impaired $1.2 million. The Company recorded the impairment in Intangible Asset and Goodwill Impairment on the Consolidated Statements of Income (Loss).
The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows as of September 30, 2021.

Amount
(Dollars in thousands)

Remaining in 2021	$445
2022	1,782
2023	1,782
2024	1,147
2025	189
2026 and Thereafter	395
Total Estimated Intangible Asset Amortization Expense	$5,740

Note 15. Mortgage Servicing Rights
The following table presents MSR activity and net carrying values for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in thousands)

Mortgage Servicing Rights:
Balance, Beginning of Period	$902	$1,032	$1,029	$1,001
Additions	32	73	64	210
Amortization	(70)	(71)	(229)	(177)
Balance, End of Period	$864	$1,034	$864	$1,034

Valuation Allowance:
Balance, Beginning of Period	$(213)	$(340)	$(373)	$(71)
Valuation Allowance Adjustment	82	—	242	(269)
Balance, End of Period	$(131)	$(340)	$(131)	$(340)
Mortgage Servicing Rights, Net Carrying Value	$733	$694	$733	$694
Amortization of MSRs and the period change in the valuation allowance are reported in Other Income on the Consolidated Statements of Income (Loss).
Real estate loans serviced for others, which are not included in the Consolidated Statements of Financial Condition, totaled $96.6 million and $105.8 million at September 30, 2021 and December 31, 2020, respectively.
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
•Government action in response to the COVID-19 pandemic and its effects on the Company's business and that of the Company's customers;
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
General
CB Financial Services is a bank holding company established in 2006 and headquartered in Carmichaels, Pennsylvania. CB Financial’s business activity is conducted primarily through its wholly owned bank subsidiary, Community Bank.
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
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2021, compared to the financial condition as of December 31, 2020 and the consolidated results of operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.
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
The Bank continues to make progress related to these initiatives through the consolidation of six branches that was completed on June 30, 2021, reducing the Bank's branch network to 16 branches. The Bank is also in the process of implementing operational efficiencies related to over 185 individualized processes within its branch network and operating environment. In addition, on June 10, 2021, CB Financial, Community Bank, and Citizens Bank of West Virginia, Inc. (“Citizens Bank”) executed a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Citizens Bank has agreed to purchase certain loans and other assets, and assume certain deposits and other liabilities, of the branch offices of Community Bank located in Buckhannon, West

Virginia, and in New Martinsville, West Virginia. The Agreement provides for a 5.0% premium to be paid on assumed deposits, which will be recognized as income upon the expected close of the transaction in the fourth quarter of 2021, subject to regulatory approval and other closing conditions. As of September 30, 2021, all requisite regulatory approvals had been received.
The Company presently expects to incur $7.9 million of non-recurring expenses in 2021 and, as of September 30, 2021, has incurred $6.3 million of expenses related to these items. The expenses include a $2.3 million writedown on fixed assets and a $1.2 million impairment of intangible assets associated with the branch consolidations in the second quarter and the pending branch sales expected to be finalized in the fourth quarter. In addition, as part of the Company's branch optimization and operational efficiency initiatives, the Company incurred $2.9 million of expenses related to contracted services, employee severance costs, branch lease impairment, professional fees, data processing fees, legal and other expenses.
The majority of the remaining expenses to be recognized in 2021 are related to approximately $600,000 in contracted services aimed at improving the operational and revenue efficiency at the bank in the long-term. The Company anticipates cost savings from this initiative ranging from approximately $2.5 million to $3.5 million in 2022, as well as expected enhanced revenue and fee generating capacity in future years.
In addition, the Company expects an annual reduction in pre-tax operating expenses in 2021 of approximately $1.0 million, along with $3.0 million of ongoing pre-tax cost savings as a result of the branch optimization initiatives. The Company expects these estimated cost savings to be incremental to net income beginning in 2022. These estimated cost savings exclude the favorable impact of the expected premium from sale of branches expected to be recognized in the fourth quarter of 2021 and currently estimated to be $5.1 million.
Explanation of Use of Non-GAAP Financial Measures
In addition to financial measures presented in accordance with U.S. GAAP, we present certain non-GAAP financial measures. We believe these non-GAAP financial measures provide useful information in understanding our underlying results of operations or financial position and our business and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Non-GAAP adjusted items impacting the Company's financial performance are identified to assist investors in providing a complete understanding of factors and trends affecting the Company’s business and in analyzing the Company’s operating results on the same basis as that applied by management. Although we believe that these non-GAAP financial measures enhance the understanding of our business and performance, they should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.
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

The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(Dollars in thousands)

Interest Income (GAAP)	$10,786	$11,656	$32,594	$35,712
Adjustment to FTE Basis	41	53	131	165
Interest Income (FTE) (Non-GAAP)	10,827	11,709	32,725	35,877
Interest Expense (GAAP)	776	1,240	2,673	4,442
Net Interest Income (FTE) (Non-GAAP)	$10,051	$10,469	$30,052	$31,435

Net Interest Rate Spread (GAAP)	2.77%	3.03%	2.80%	3.15%
Adjustment to FTE Basis	0.01	0.02	0.01	0.02
Net Interest Rate Spread (FTE) (Non-GAAP)	2.78	3.05	2.81	3.17

Net Interest Margin (GAAP)	2.88%	3.19%	2.92%	3.34%
Adjustment to FTE Basis	0.01	0.02	0.01	0.01
Net Interest Margin (FTE) (Non-GAAP)	2.89	3.21	2.93	3.35
Allowance for loan losses to total loans, excluding PPP loans, is a non-GAAP measure that serves as a useful measurement to evaluate the allowance for loan losses without the impact of SBA guaranteed loans.

	September 30, 2021	December 31, 2020
(Dollars in thousands)

Allowance for Loan Losses (Numerator)	$11,581	$12,771

Total Loans	1,001,599	$1,044,753
PPP Loans	(32,703)	(55,096)
Total Loans, Excluding PPP Loans (Non-GAAP) (Denominator)	$968,896	$989,657

Allowance for Loan Losses to Total Loans (GAAP)	1.16%	1.22%

Allowance for Loan Losses to Total Loans, Excluding PPP Loans (Non-GAAP)	1.20%	1.29%
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	September 30, 2021	December 31, 2020
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$130,987	$134,530
Goodwill and Other Intangible Assets, Net	(15,472)	(18,131)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$115,515	$116,399

Common Shares Outstanding (Denominator)	5,330,401	5,434,374

Book Value per Common Share (GAAP)	$24.57	$24.76

Tangible Book Value per Common Share (Non-GAAP)	$21.67	$21.42

Consolidated Statements of Financial Condition Analysis
Assets. Total assets increased $58.1 million, or 4.1%, to $1.47 billion at September 30, 2021, compared to $1.42 billion at December 31, 2020. The change is primarily due to increases in cash and due from banks and in securities.
Cash and Securities
•Cash and due from banks increased $12.6 million, or 7.8%, to $173.5 million at September 30, 2021, compared to $160.9 million at December 31, 2020. The change is primarily due to an increase in deposits as further described below in the Liabilities section.
•Securities increased $76.0 million, or 52.3%, to $221.4 million at September 30, 2021, compared to $145.4 million at December 31, 2020. Current period activity included $119.9 million of purchases, $29.6 million of paydowns, and $12.0 million of sales, primarily of mortgage-backed securities, which resulted in the recognition of a $231,000 gain. The purchases were made to earn a higher yield on excess cash. The sales recognized gains on higher-interest securities with faster prepayment speeds. In addition, there was a $2.9 million decrease in the market value of the debt securities portfolio and a $251,000 gain in market value in the equity securities portfolio, which is primarily comprised of bank stocks.
Payroll Protection Program (“PPP”) Update
•PPP loans decreased $22.4 million to $32.7 million at September 30, 2021 compared to $55.1 million at December 31, 2020, which includes $34.6 million in originations in the current period offset by loan forgiveness.
•$1.1 million of net PPP loan origination fees were unearned at December 31, 2020. Due to activity in the current period, $1.0 million of net PPP loan origination fees were unearned at September 30, 2021. $1.4 million of net PPP loan origination fees were recognized for the nine months ended September 30, 2021, including $380,000 for the three months ended September 30, 2021 compared to $489,000 for the three months ended June 30, 2021.
Loans, Allowance for Loan Losses and Credit Quality
•Total loans held for investment decreased $43.2 million to $1.00 billion at September 30, 2021. This includes the impact of reclassifying $17.4 million of loans to held for sale. Excluding the net decline of $22.4 million in PPP loans in the current period and including $17.4 million of held for sale loans, loans declined $3.4 million. Compared to June 30, 2021, total loans, including loans held for sale and excluding PPP loans, increased $17.0 million, primarily from $23.1 million in commercial real estate loan growth. Average loans for the three months ended September 30, 2021 decreased $12.4 million compared to the three months ended June 30, 2021.
•The allowance for loan losses was $11.6 million at September 30, 2021 compared to $12.8 million at December 31, 2020. There was a net recovery of $1.2 million of provision for loan losses in the current year. A $20.8 million decrease in net reservable loans in the current period, which excludes PPP loans and includes the reclassification of $17.4 million of loans to held for sale that do not require a reserve, as well as a decrease in specifically impaired loans and improving economic and industry conditions contributed to the net recovery in the current period. As a result, the allowance for loan losses to total loans was 1.16% at September 30, 2021 compared to 1.22% at December 31, 2020. The allowance for loan losses to total loans, excluding PPP loans, was 1.20% at September 30, 2021 compared to 1.29% at December 31, 2020.
•Net recoveries for the three months ended September 30, 2021 were $37,000, or (0.01)% of average loans on an annualized basis. Net charge-offs for the three months ended September 30, 2020 were $68,000, or 0.03% of average loans on an annualized basis. Net recoveries for the nine months ended September 30, 2021 were $10,000, or 0.00% of average loans on an annualized basis. Net charge-offs for the nine months ended September 30, 2020 were $87,000, or 0.01% of average loans on an annualized basis. Net charge-offs were primarily driven by indirect automobile loans in the consumer loan category in the prior period.
•Nonperforming loans, which includes nonaccrual loans, accruing loans past due 90 days or more, and accruing loans that are considered troubled debt restructurings within the loans held for investment portfolio, were $10.9 million at September 30, 2021 compared to $14.5 million at December 31, 2020. Nonperforming loans to total loans ratio was 1.09% at September 30, 2021 compared to 1.39% at December 31, 2020. A $3.6 million nonaccrual commercial real estate loan under agreement to sell and transferred into the held for sale portfolio at September 30, 2021 was sold in October 2021 and will result in the recognition of an $897,000 gain on sale of loans in the fourth quarter of 2021. This loan previously incurred a $931,000 charge-off in the prior year.
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
The following table provides details of loans in forbearance at the dates indicated.

	September 30, 2021			June 30, 2021			December 31, 2020
	Number of Loans	Amount	% of Portfolio	Number of Loans	Amount	% of Portfolio	Number of Loans	Amount	% of Portfolio
(Dollars in thousands)

Real Estate:
Residential	—	—	—%	—	—	—%	4	749	0.2%
Commercial	—	—	—%	4	6,544	1.8%	8	19,818	5.3%
Construction	—	—	—%	—	—	—%	1	1,958	2.7%
Commercial and Industrial	—	—	—%	5	1,221	1.0%	5	1,219	1.0%
Consumer	—	—	—%	—	—	—%	13	356	0.3%
Total Loans in Forbearance	—	$—	—%	9	$7,765	0.8%	31	$24,100	2.3%
Other
•Premises and equipment decreased $1.8 million to $18.5 million at September 30, 2021 compared to $20.3 million at December 31, 2020. The Company recognized a $2.3 million writedown on fixed assets related to the branch optimization initiative. In addition, $795,000 of premises and equipment was transferred to held for sale related to the signing of the Agreement with Citizens Bank and the impending sale of the two related branches. The Company also recognized $727,000 of depreciation expense and $280,000 was transferred to Other Assets due to a branch closure and marketing of the property for sale. This was offset by $2.3 million of purchases, primarily related to the operational efficiency initiative.
•Intangible Assets decreased $2.7 million to $5.7 million at September 30, 2021 compared to $8.4 million at December 31, 2020 primarily due to an impairment of $1.2 million and amortization expense of $1.5 million. As a result of signing the Agreement with Citizens Bank and the expected sale of a portion of the deposits associated with the remaining core deposit intangible asset, the Company performed an interim evaluation to determine whether the core deposit intangible was impaired. As a result of the evaluation, the Company determined the carrying amount of the core deposit intangible was impaired $1.2 million.
•Accrued Interest Receivable and Other Assets decreased $2.7 million, or 17.7% to $12.6 million at September 30, 2021, compared to $15.2 million at December 31, 2020 primarily related to the receipt of a $1.3 million federal income tax refund, decrease in prepaid expenses which are mainly paid in advance near the beginning of the year, decrease in restricted stock due to a decline in standby letters of credit usage with the FHLB, and decrease in accrued interest receivable due to customer's first repaying unpaid interest when their forbearance periods ended.
Liabilities. Total liabilities increased $61.6 million, or 4.8%, to $1.34 billion at September 30, 2021 compared to $1.28 billion at December 31, 2020.
Deposits
•Total deposits, including deposits held for sale, increased $63.2 million to $1.29 billion as of September 30, 2021 compared to $1.22 billion at December 31, 2020. Noninterest bearing demand deposits, NOW accounts and savings accounts increased $47.8 million, $15.6 million and $18.4 million, respectively, partially offset by a decrease of $27.6 million in time deposits. IRS and stimulus-related payments totaled $29.9 million in the first quarter and the impact of the PPP loans that were originated in the current year and the proceeds of which were initially deposited at the Bank was approximately $28.7 million. Annualized deposit growth rate was 6.9%. Average total deposits decreased $5.7 million, primarily in time deposits, for the three months ended September 30, 2021 compared to the three months ended June 30, 2021.
Borrowed Funds
•Short-term borrowings increased $1.6 million, or 3.9%, to $42.6 million at September 30, 2021, compared to $41.1 million at December 31, 2020. At September 30, 2021 and December 31, 2020, short-term borrowings were comprised entirely of securities sold under agreements to repurchase, which are related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. $10.7 million was excluded from short-term borrowings at September 30, 2021 and reported as deposits held for sale.
•Other borrowed funds decreased $2.0 million to $6.0 million at September 30, 2021 due to a Federal Home Loan Bank borrowing that matured in the current period.
Stockholders’ Equity. Stockholders’ equity decreased $3.5 million, or 2.6%, to $131.0 million at September 30, 2021, compared to $134.5 million at December 31, 2020.
•Net income was $4.6 million for the nine months ended September 30, 2021.
•Accumulated other comprehensive income decreased $2.3 million primarily due to market interest rate conditions on the Company’s debt securities.
•The Company declared and paid $3.9 million in dividends to common stockholders in the current period.
•The Company repurchased $2.5 million of its common stock as part of its stock repurchase program.
•Book value per share (GAAP) was $24.57 at September 30, 2021 compared to $24.76 at December 31, 2020, a decrease of $0.19. Tangible book value per share (Non-GAAP) increased $0.25, or 1.2%, to $21.67 compared to $21.42 at December 31, 2020. Refer to Explanation of Use of Non-GAAP Financial Measures in this Report.
Consolidated Results of Operations for the Three Months Ended September 30, 2021 and 2020
Overview. Net income was $2.0 million for the three months ended September 30, 2021, an increase of $19.4 million compared to a net loss of $17.4 million for the three months ended September 30, 2020. Prior year results were impacted by the following:
•The Company conducted a goodwill impairment analysis and, due to the macroeconomic impacts of the pandemic and the overall industry-wide decline in value of stocks and earnings expectations in the banking sector at that time, including the Company's stock, the Company determined its goodwill was no longer supported by its estimate of the Company’s fair value. Therefore, $18.7 million of goodwill was deemed impaired and written off. This non-cash expense was deemed non-core and had no impact on tangible equity, cash flows, liquidity or regulatory capital.
•The Company incurred a non-cash impairment of fixed assets of $884,000 as a result of the Monessen branch closure whereby the property was written down to fair value. The impairment charge primarily related to the write off of the unamortized purchase accounting adjustment associated with the branch, which was the former headquarters of FedFirst Financial Corporation acquired through merger in 2014.
Net Interest and Dividend Income. Net interest and dividend income decreased $406,000, or 3.9%, to $10.0 million for the three months ended September 30, 2021 compared to $10.4 million for the three months ended September 30, 2020. Net interest margin (FTE) (Non-GAAP) decreased 32 basis points (“bps”) to 2.89% for the three months ended September 30, 2021 compared to 3.21% the three months ended September 30, 2020. Net interest margin (GAAP) decreased to 2.88% for the three months ended September 30, 2021 compared to 3.19% for the three months ended September 30, 2020. While the Company has further controlled its deposit cost structure as deposit balances increased and benefited from nonrenewal or repricing of higher cost time deposits, the net interest margin has decreased primarily due to the low interest rate environment decreasing yields on loans and securities.
Interest and Dividend Income
•Interest and dividend income decreased $870,000, or 7.5%, to $10.8 million for the three months ended September 30, 2021 compared to $11.7 million the three months ended September 30, 2020.
◦Interest income on loans decreased $991,000, or 9.3%, to $9.7 million for the three months ended September 30, 2021 compared to $10.7 million for the three months ended September 30, 2020. The average balance of loans decreased $31.0 million and the average yield decreased 28 bps to 3.85% compared to the three months ended September 30, 2020.
◦Interest and fee income on PPP loans was $484,000 for the three months ended September 30, 2021 and contributed 4 bps to loan yield, compared to $454,000 for the three months ended September 30, 2020, which decreased loan yield 11 bps.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $94,000 for the three months ended September 30, 2021 compared to $127,000 for the three months ended September 30, 2020, or 4 bps in the current period compared to 5 bps in the prior period.
◦Interest income on taxable investment securities increased $90,000, or 12.0%, to $843,000 for the three months ended September 30, 2021 compared to $753,000 for the three months ended September 30, 2020 driven by a $74.4 million increase in average investment securities balances and 73 bps decrease in average yield. The Federal

Reserve’s pandemic-driven decision to drop the benchmark interest rate in March 2020 resulted in significant calls of U.S. government agency securities and paydowns on mortgage-backed securities in the declining interest rate environment, which were replaced with lower-yielding securities or maintained in cash.
◦Other interest and dividend income, which primarily consists of interest-bearing cash, increased $39,000, or 40.6% to $135,000 for the three months ended September 30, 2021 compared to $96,000 for the three months ended September 30, 2020. While the average yield remained comparable to the three months ended September 30, 2020, the average other interest-earning assets increased $41.3 million compared to the three months ended September 30, 2020 primarily from buildup of cash as a result of securities activity, PPP loan funds and government stimulus payments deposited with the Bank.
Interest Expense
•Interest expense decreased $464,000, or 37.4%, to $776,000 for the three months ended September 30, 2021 compared to $1.2 million for the three months ended September 30, 2020.
◦Interest expense on deposits decreased $435,000, or 37.8%, to $715,000 for the three months ended September 30, 2021 compared to $1.2 million for the three months ended September 30, 2020. While average interest-earning deposits increased $33.7 million compared to the three months ended September 30, 2020, interest rate declines for all products driven by pandemic-related interest rate cuts resulted in a 21 bp, or 39.5%, decrease in average cost compared to the three months ended September 30, 2020. In addition, average time deposits and the related average cost decreased $29.5 million and 37 bps, respectively.
◦Interest expense on other borrowed funds decreased $26,000, or 41.9%, to $36,000 for the three months ended September 30, 2021 primarily due to FHLB long-term borrowings that matured and were paid off throughout the last year that resulted in a $5.0 million decrease in average balance.

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

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,004,474	$9,740	3.85%	$1,035,426	$10,744	4.13%
Debt Securities
Taxable	197,763	843	1.71	123,332	753	2.44
Tax Exempt	11,647	90	3.09	13,054	97	2.97
Marketable Equity Securities	2,655	19	2.86	2,580	19	2.95
Other Interest-Earning Assets	164,447	135	0.33	123,171	96	0.31
Total Interest-Earning Assets	1,380,986	10,827	3.11	1,297,563	11,709	3.59
Noninterest-Earning Assets	88,291			115,567
Total Assets	$1,469,277			$1,413,130

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits (3)	$275,411	48	0.07%	$245,977	99	0.16%
Savings (3)	251,801	21	0.03	230,567	32	0.06
Money Market (3)	198,167	55	0.11	185,644	140	0.30
Time Deposits (3)	168,654	591	1.39	198,184	879	1.76
Total Interest-Bearing Deposits (3)	894,033	715	0.32	860,372	1,150	0.53
Short-Term Borrowings
Securities Sold Under Agreements to Repurchase	40,818	25	0.24	42,512	28	0.26
Other Borrowings	6,000	36	2.38	11,000	62	2.24
Total Interest-Bearing Liabilities	940,851	776	0.33	913,884	1,240	0.54
Noninterest-Bearing Demand Deposits	387,746			337,441
Other Liabilities	8,019			8,477
Total Liabilities	1,336,616			1,259,802
Stockholders' Equity	132,661			153,328
Total Liabilities and Stockholders' Equity	$1,469,277			$1,413,130
Net Interest Income (FTE) (Non-GAAP) (4)		$10,051			$10,469
Net Interest Rate Spread (FTE) (Non-GAAP) (4)(5)			2.78%			3.05%
Net Interest-Earning Assets (6)	$440,135			$383,679
Net Interest Margin (GAAP) (7)			2.88			3.19
Net Interest Margin (FTE) (Non-GAAP) (4)(7)			2.89			3.21
Return on Average Assets (1)			0.54			(4.90)
Return on Average Equity (1)			5.93			(45.13)
Average Equity to Average Assets			9.03			10.85
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			146.78			141.98
PPP Loans	$40,313	$484	4.76	$70,571	$454	2.56
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

	Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$(288)	$(716)	$(1,004)
Debt Securities:
Taxable	360	(270)	90
Exempt From Federal Tax	(11)	4	(7)
Marketable Equity Securities	1	(1)	—
Other Interest-Earning Assets	33	6	39
Total Interest-Earning Assets	95	(977)	(882)

Interest Expense:
Deposits	36	(471)	(435)
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	(1)	(2)	(3)
Other Borrowings	(30)	4	(26)
Total Interest-Bearing Liabilities	5	(469)	(464)
Change in Net Interest and Dividend Income	$90	$(508)	$(418)
Provision for Loan Losses. There was no provision for loan losses for the three months ended September 30, 2021 compared to $1.2 million for the three months ended September 30, 2020. Specific loan loss reserves on impaired loans decreased in the current quarter, but was partially offset by an increase in loan balances that require a loan loss reserve, which excludes PPP loans and loans held for sale. The $1.2 million provision in the prior period was primarily due to two commercial real estate loans secured by hotels that were impacted by the COVID-19 pandemic and were driving factors in a $2.3 million increase in specific reserves. This was partially offset by a reduction in the qualitative factors related to economic trends and industry conditions due to improving macroeconomic conditions after the second quarter 2020 pandemic-related shutdown.
Noninterest Income. Noninterest income increased $25,000, or 1.2%, to $2.2 million for the three months ended September 30, 2021, and remained consistent with $2.2 million for the three months ended September 30, 2020.
•Service fees increased $48,000 to $602,000 for the three months ended September 30, 2021, compared to $554,000 for the three months ended September 30, 2020 due to an increase in customer account usage compared to the prior year period.
•Insurance commissions increased $115,000 to $1.2 million for the three months ended September 30, 2021 compared to $1.1 million for the three months ended September 30, 2020 primarily due to an increase in commercial-related insurance policy revenue.
•Net gain on sale of loans was $49,000 for the three months ended September 30, 2021 compared to $435,000 for the three months ended September 30, 2020, primarily due to increased mortgage loan production from refinances in the prior year, which were sold to reduce interest rate risk on lower yielding, long-term assets. In addition, in the current quarter, the Bank sold a substandard commercial real estate loan, which resulted in a $78,000 loss on sale.

•Other income was $80,000 for the three months ended September 30, 2021 compared to a $2,000 loss for the three months ended September 30, 2020 due to an $82,000 valuation allowance adjustment on mortgage servicing rights in the current period.
Noninterest Expense. Noninterest expense decreased $19.2 million, or 66.3%, to $9.8 million for the three months ended September 30, 2021 compared to $29.0 million for the three months ended September 30, 2020. Excluding the impact of non-cash charges related to an $18.7 million goodwill impairment and $884,000 writedown on fixed assets in the prior year period, noninterest expense increased $380,000 to $9.8 million for the three months ended September 30, 2021 compared to $9.4 million for the three months ended September 30, 2020. The current period was impacted by $1.3 million of other branch optimization and operational efficiency strategic expenses.
•Salaries and employee benefits decreased $337,000 to $4.8 million for the three months ended September 30, 2021 compared to $5.1 million for the three months ended September 30, 2020. The decrease is primarily due the branch optimization initiative as well as $113,000 of one-time payments in the prior period related to the transition and retention of a permanent CEO.
•Occupancy expense decreased $144,000 to $615,000 for the three months ended September 30, 2021 compared to $759,000 for the three months ended September 30, 2020. The decrease is primarily due to the branch optimization initiative and the recognition in the prior year period of a one-time $84,000 early lease termination payment from the Bethlehem branch closure.
•Contracted services increased $910,000 to $1.4 million for the three months ended September 30, 2021 compared to $531,000 for the three months ended September 30, 2020 The current period includes $1.2 million of expenses associated with the engagement of a third-party workflow optimization expert to assist in implementing robotic process automations and more effective sales management designed to improve operational efficiencies in the near and long-term and engagement of other third party specialists to assist in core platform improvements and efficiencies. The prior period included expenses related to the hiring of temporary employees to assist with PPP loan processing and consultants used to assist in infrastructure improvements.
•Data processing increased $59,000 to $541,000 for the three months ended September 30, 2021 compared to $482,000 for the three months ended September 30, 2020. This is primarily due to technology investments associated with the branch optimization and efficiency initiative.
•Federal Deposit Insurance Corporation (“FDIC”) assessment expense increased $121,000 to $293,000 for the three months ended September 30, 2021 compared to $172,000 for the three months ended September 30, 2020. The increase in assessment was due to an increase in deposits as well as a net loss recognized during the assessment period and the increase in nonperforming loans negatively impacting the assessment rate in the current period.
•Legal and professional fees increased $19,000 to $180,000 for the three months ended September 30, 2021 compared to $161,000 for the three months ended September 30, 2020 due to a legal fees associated with the branch optimization initiative in the current period surpassing fees in the prior period associated with the retention of a permanent CEO.
•Advertising increased $77,000 to $225,000 for the three months ended September 30, 2021 compared to $148,000 for the three months ended September 30, 2020 due to increased marketing initiatives in the current period associated with the Bank's 120th anniversary.
•Amortization of intangible assets decreased $86,000 to $446,000 for the three months ended September 30, 2021 compared to $532,000 for the three months ended September 30, 2020 primarily due to current year impairment in core deposit intangible asset from the announcement of the branch sales, which reduced the remaining amount of intangible assets to amortize.
Income Taxes. Income tax expense was $452,000 for the three months ended September 30, 2021 compared to income tax benefit of $184,000 for the three months ended September 30, 2020. This change was primarily related to pretax income in the current period. While the goodwill impairment charge in the prior period was non-tax deductible, income tax benefit for the three months ended September 30, 2020 was impacted by a $338,000 benefit related to the reversal of a deferred tax liability associated with goodwill. Due to goodwill being partially impaired, a proportional amount of the deferred tax liability was reversed.
Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Overview. Net income was $4.6 million for the nine months ended September 30, 2021, an increase of $18.3 million compared to net loss of $13.7 million for the nine months ended September 30, 2020. Prior year results were impacted by the following:
•The Company conducted a goodwill impairment analysis and, due to the macroeconomic impacts of the pandemic and the overall industry-wide decline in value of stocks and earnings expectations in the banking sector at that time, including the Company's stock, the Company determined its goodwill was no longer supported by its estimate of the Company’s fair value. Therefore, $18.7 million of goodwill was deemed impaired and written off. This non-cash expense was deemed non-core and had no impact on tangible equity, cash flows, liquidity or regulatory capital.
•The Company incurred a non-cash impairment of fixed assets of $884,000 as a result of the Monessen branch closure whereby the property was written down to fair value. The impairment charge primarily related to the write off of the unamortized purchase accounting adjustment associated with the branch, which was the former headquarters of FedFirst Financial Corporation acquired through merger in 2014.
Net Interest and Dividend Income. Net interest and dividend income decreased $1.3 million, or 4.3% to $29.9 million for the nine months ended September 30, 2021 compared to $31.3 million for the nine months ended September 30, 2020. Net interest margin (Non-GAAP FTE) decreased 42 bps to 2.93% for the nine months ended September 30, 2021 compared to 3.35% the nine months ended September 30, 2020. Net interest margin (GAAP) decreased to 2.92% for the nine months ended September 30, 2021 compared to 3.34% for the nine months ended September 30, 2020. While the Company has further controlled its deposit cost structure as deposit balances increased and benefited from nonrenewal or repricing of higher cost time deposits, the net interest margin decreased primarily due to the low interest rate environment decreasing yields on loans and securities.
Interest and Dividend Income
•Interest and dividend income decreased $3.1 million, or 8.7%, to $32.6 million for the nine months ended September 30, 2021 compared to $35.7 million for the nine months ended September 30, 2020.
◦Interest income on loans decreased $2.3 million or 7.0% to $29.8 million during the nine months ended September 30, 2021 compared to $32.1 million for the nine months ended September 30, 2020. Although average loans increased $17.5 million, primarily driven by PPP loans, the loan yield for the nine months ended September 30, 2021 decreased 37 bps to 3.92% compared to the nine months ended September 30, 2020 due to the full year impact of the COVID-19 pandemic-related declines in market interest rates beginning in March 2020.
◦Interest and fee income on PPP loans was $1.8 million for the nine months ended September 30, 2021 and contributed 3 bps to loan yield, compared to $770,000 for the nine months ended September 30, 2020, which decreased loan yield 7 bps in the prior period.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $385,000 for the nine months ended September 30, 2021 compared to $293,000 for the nine months ended September 30, 2020, or 5 bps in the current period compared to 4 bps in the prior period.
◦Interest income on taxable investment securities decreased $770,000, or 26.6%, to $2.1 million for the nine months ended September 30, 2021 compared to $2.9 million for the nine months ended September 30, 2020 driven by a $9.0 million increased in average taxable investment securities and an 86 bps decrease in average yield. The Federal Reserve pandemic-driven decision to drop the benchmark interest rate in March 2020 resulted in significant calls of U.S. government agency securities and paydowns on mortgage-backed securities in the declining rate environment, which were replaced by lower-yielding securities.
◦Interest from other interest-earning assets, which primarily consists of interest-earning cash, decreased $34,000, or 8.1% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 even though average balances increased $95.9 million primarily related to funds received from deposit and loan activity. The impact on interest income was primarily due to pandemic-driven declines on market interest rates earned on deposits at other financial institutions, which resulted in a 32 bp decrease in yield.
Interest Expense
•Interest expense decreased $1.8 million, or 39.8%, to $2.7 million for the nine months ended September 30, 2021 compared to $4.4 million for the nine months ended September 30, 2020.
◦Interest expense on deposits decreased $1.6 million, or 39.8%, to $2.5 million for the nine months ended September 30, 2021 compared to $4.1 million for the nine months ended September 30, 2020. While average interest-bearing deposits increased $41.2 million, interest rate declines for all products driven by pandemic-related interest rate cuts, nonrenewal or repricing of higher cost time deposits, and overall efforts to control pricing resulted in a 28 bp decrease in average cost compared to the nine months ended September 30, 2020.
◦Interest expense on other borrowed funds decreased $82,000, or 42.3%, to $112,000 for the nine months ended September 30, 2021 compared to $194,000 for the nine months ended September 30, 2020 primarily due to FHLB long-term borrowings that matured and were paid off throughout the last year that resulted in a $5.2 million decrease in average balance.

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

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,017,632	$29,872	3.92%	$1,000,157	$32,152	4.29%
Debt Securities
Taxable	148,718	2,124	1.90	139,691	2,894	2.76
Tax Exempt	12,284	282	3.06	14,660	354	3.22
Marketable Equity Securities	2,645	63	3.18	2,575	59	3.06
Other Interest-Earning Assets	190,913	384	0.27	95,040	418	0.59
Total Interest-Earning Assets	1,372,192	32,725	3.19	1,252,123	35,877	3.83
Noninterest-Earning Assets	87,863			114,271
Total Assets	$1,460,055			$1,366,394

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits (3)	$270,136	181	0.09%	$236,293	506	0.29%
Savings (3)	246,340	78	0.04	225,473	156	0.09
Money Market (3)	198,408	223	0.15	183,103	576	0.42
Time Deposits (3)	177,690	2,007	1.51	206,463	2,898	1.87
Total Interest-Bearing Deposits (3)	892,574	2,489	0.37	851,332	4,136	0.65
ST Borrowings
Securities Sold Under Agreements to Repurchase	43,745	72	0.22	35,923	112	0.42
Other Borrowings	6,396	112	2.34	11,591	194	2.24
Total Interest-Bearing Liabilities	942,715	2,673	0.38	898,846	4,442	0.66
Noninterest-Bearing Demand Deposits	374,865			305,677
Other Liabilities	8,293			9,025
Total Liabilities	1,325,873			1,213,548
Stockholders' Equity	134,182			152,846
Total Liabilities and Stockholders' Equity	$1,460,055			$1,366,394
Net Interest Income (FTE) (Non-GAAP) (4)		$30,052			$31,435
Net Interest Rate Spread (FTE) (Non-GAAP) (4)(5)			2.81%			3.17%
Net Interest-Earning Assets (6)	$429,477			$353,277
Net Interest Margin (GAAP) (7)			2.92			3.34
Net Interest Margin (FTE) (Non-GAAP) (4)(7)			2.93			3.35
Return on Average Assets (1)			0.42			(1.34)
Return on Average Equity (1)			4.59			(11.99)
Average Equity to Average Assets			9.19			11.19
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			145.56			139.30
PPP Loans	$51,579	$1,797	4.66	$39,241	$770	2.62
(1)Annualized based on nine months ended results.
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

	Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$528	$(2,808)	$(2,280)
Debt Securities:
Taxable	179	(949)	(770)
Exempt From Federal Tax	(55)	(17)	(72)
Marketable Equity Securities	2	2	4
Other Interest-Earning Assets	273	(307)	(34)
Total Interest-Earning Assets	927	(4,079)	(3,152)

Interest Expense:
Deposits	213	(1,860)	(1,647)
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	22	(62)	(40)
Other Borrowings	(91)	9	(82)
Total Interest-Bearing Liabilities	144	(1,913)	(1,769)
Change in Net Interest and Dividend Income	$783	$(2,166)	$(1,383)
Provision for Loan Losses. The provision for loan losses had a $1.2 million recovery for the nine months ended September 30, 2021, compared to a $4.0 million provision for the nine months ended September 30, 2020. The pandemic resulted in a dramatic increase in unemployment and recessionary economic conditions in the prior year. Based on evaluation of the macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis were increased at the onset of the pandemic, primarily related to economic trends and industry conditions, because of vulnerable industries such as hospitality, oil and gas, retail and restaurants and resulted in the prior year provision. The prior year also included the impacts from an increase in specific reserves primarily due to two commercial real estate loans secured by hotels that were impacted by the COVID-19 pandemic. Those qualitative factors were decreased as the economic impacts of the pandemic eased. In addition, a $11.0 million decrease in net reservable loans compared to September 30, 2020, which excludes PPP loan activity and loans held for sale, combined with a decrease in specific reserves on impaired loans and improving economic and industry condition contributed to the recovery of provision in the current period.
Noninterest Income. Noninterest income increased $898,000, or 13.4%, to $7.6 million for the nine months ended September 30, 2021, compared to $6.7 million for the nine months ended September 30, 2020.
•Service fees increased $116,000 to $1.8 million for the nine months ended September 30, 2021, compared to $1.6 million for the nine months ended September 30, 2020 due to an increase in customer account usage compared to the prior year period when shelter-in-place orders occurred at the onset of the COVID-19 pandemic.
•Insurance commissions increased $523,000, or 15.1%, to $4.0 million for the nine months ended September 30, 2021, compared to $3.5 million for the nine months ended September 30, 2020 due to an increase contingency fees as well as commercial-related insurance policy revenue. Contingency fees are profit sharing commissions that are contingent upon several factors including, but not limited to, eligible written premiums, incurred losses, policy cancellations and stop loss charges.

•Net gain on sales of loans was $166,000 for the nine months ended September 30, 2021 compared to $1.0 million for the nine months ended September 30, 2020 primarily due to decreased mortgage loan production from refinances, which are sold to reduce interest rate risk on lower yielding, long-term assets. In addition, in the current year, the Bank sold a substandard commercial real estate loan, which resulted in a $78,000 loss on sale.
•Net gain on securities was $482,000 for the nine months ended September 30, 2021 compared to $20,000 for the nine months ended September 30, 2020. In the current period, the Company recognized a $231,000 net gain on sale of debt and equity securities primarily from sales of higher-interest securities with faster prepayment speeds combined with a $251,000 increase in fair value on the equity securities portfolio, primarily comprised of bank stocks, which experienced a recovery in fair value from pandemic related losses. In the prior year, there was a net gain of $489,000 on sales of investment securities from sales of higher-interest securities with faster prepayment speeds that was offset by a $469,000 decrease in fair value in the equity securities portfolio due to the COVID-19 impacts on the banking industry.
•Other Income was $291,000 for the nine months ended September 30, 2021 compared to Other Loss of $240,000 in the nine months ended September 30, 2020. In the current period there was a $242,000 reduction in the valuation allowance on mortgage servicing rights compared to a $269,000 valuation allowance adjustment from temporary impairment in the prior period caused by a decline in the interest rate environment that increased prepayment speeds and resulted in a decrease in fair value of the serviced mortgage portfolio. In addition, there was a $52,000 increase in amortization on mortgage servicing rights in the current period.
Noninterest Expense. Noninterest expense decreased $14.2 million, or 30.1%, to $32.9 million for the nine months ended September 30, 2021 compared to $47.0 million for the nine months ended September 30, 2020. The current year was largely impacted by a $2.3 million writedown on fixed assets and $1.2 million intangible asset impairment as discussed previously whereas the prior year was impacted by $18.7 million goodwill impairment and an $884,000 writedown on fixed assets as previously noted. Excluding the impact of these non-cash charges, noninterest expense increased $2.0 million, or 7.2%, to $29.4 million for the nine months ended September 30, 2021 compared to $27.5 million the nine months ended September 30, 2020. The current period was also impacted by $2.9 million of other branch optimization and operational efficiency strategic expenses.
•Salaries and employee benefits increased $74,000 for the nine months ended September 30, 2021 compared to $14.7 million for the nine months ended September 30, 2020. The increase is primarily due to an increase in employee benefit expenses due to the prior period impact from a $407,000 one-time payment that offset employee benefits related to the transition from a self-funded to a fully insured health insurance plan. The current period was impacted by the recognition of $335,000 in severance related to the branch optimization initiative whereas in the prior period the Company incurred costs associated with the Community Bank Cares 10% premium pay during the pandemic and the recognition of approximately $388,000 of one-time payments related to the transition and retention of a permanent CEO.
•Occupancy expense increased $158,000 to $2.3 million for the nine months ended September 30, 2021 compared to $2.2 million for the nine months ended September 30, 2020. The increase is due to the recognition of a $227,000 lease impairment related to the consolidation of a branch as part of the branch optimization initiative in the current period compared to an $84,000 early lease termination payment from a branch closure in the prior period.
•Equipment expense increased $81,000 to $782,000 for the nine months ended September 30, 2021 compared to $701,000 for the nine months ended September 30, 2020 as the result of an increase in repairs and maintenance.
•Data processing increased $299,000 to $1.7 million for the nine months ended September 30, 2021 compared to $1.4 million for the nine months ended September 30, 2020 primarily due to $110,000 in deconversion costs associated with the branch sales as well as other technology investments associated with the branch optimization and efficiency initiative.
•Contracted services increased $1.4 million to $2.9 million for the nine months ended September 30, 2021 compared to $1.5 million for the nine months ended September 30, 2020, primarily due to $1.9 million of expenses associated with the engagement of a third-party workflow optimization expert to assist in implementing robotic process automations and more effective sales management designed to improve operational efficiencies in the near and long-term and engagement of other third party specialists to assist in core platform improvements and efficiencies. The prior period included expense related to the hiring of temporary employees to assist with PPP loan processing, consultants used to assist in infrastructure improvements, and $177,000 of consulting fees associated with the search for a permanent CEO.
•FDIC assessment expense increased $299,000 to $792,000 for the nine months ended September 30, 2021 compared to $493,000 for the nine months ended September 30, 2020.The increase in assessment was due to the net losses recognized during the assessment period and an increase in nonperforming loans negatively impacting the assessment rate in the current period.

•Legal and professional fees increased $221,000 to $788,000 for the nine months ended September 30, 2021 compared to $567,000 for the nine months ended September 30, 2020 due to a $209,000 investment banker success-based fee and legal fees related to the Agreement with Citizens Bank for the branch sales. The prior period included fees associated with the retention of a permanent CEO.
•Other real estate owned income increased $123,000 to $153,000 for the nine months ended September 30, 2021 compared to $30,000 for the nine months ended September 30, 2020 primarily due to an $80,000 gain on sale of a property sold in the current period.
•Amortization of intangible assets decreased $115,000 to $1.5 million for the nine months ended September 30, 2021 compared to $1.6 million for the nine months ended September 30, 2020 primarily due to current period impairment in core deposit intangible asset from the announcement of the branch sales, which reduced the remaining amount of intangible assets to amortize.
•Other noninterest expense decreased $147,000 to $2.8 million for the nine months ended September 30, 2021 compared to $3.0 million for the nine months ended September 30, 2020 due to a decrease in loan-related expenses from the increased volume of refinancing in the prior period.
Income Taxes. Income tax expense increased $577,000 to $1.2 million for the nine months ended September 30, 2021 compared to $640,000 for the nine months ended September 30, 2020. This change was primarily due to an increase in pretax income in the current period. While the goodwill impairment charge in the prior period was non-tax deductible, income tax benefit for the three months ended September 30, 2020 was impacted by a $338,000 benefit related to the reversal of a deferred tax liability associated with goodwill. Due to goodwill being partially impaired, a proportional amount of the deferred tax liability was reversed.
Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 10 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of September 30, 2021 and December 31, 2020.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at September 30, 2021 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $173.5 million at September 30, 2021. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $37.0 million at September 30, 2021. In addition, at September 30, 2021, the Company had the ability to borrow up to $420.4 million from the FHLB of Pittsburgh, of which $351.3 million is available. The Company also has the ability to borrow up to $82.8 million million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both September 30, 2021 and December 31, 2020.
At September 30, 2021, $68.2 million, or 42.0% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.
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

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At September 30, 2021, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $7.4 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At September 30, 2021 and December 31, 2020, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. At September 30, 2021, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent risk weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	September 30, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$107,277	11.53%	$108,950	11.79%
For Capital Adequacy Purposes	41,870	4.50	41,598	4.50
To Be Well Capitalized	60,479	6.50	60,086	6.50

Tier 1 Capital (to risk weighted assets)
Actual	107,277	11.53	108,950	11.79
For Capital Adequacy Purposes	55,826	6.00	55,464	6.00
To Be Well Capitalized	74,435	8.00	73,952	8.00

Total Capital (to risk weighted assets)
Actual	118,858	12.77	120,520	13.04
For Capital Adequacy Purposes	74,435	8.00	73,952	8.00
To Be Well Capitalized	93,044	10.00	92,440	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	107,277	7.38	108,950	7.81
For Capital Adequacy Purposes	58,133	4.00	55,765	4.00
To Be Well Capitalized	72,666	5.00	69,706	5.00
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
For both net interest income and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates such as that experienced in the current rate environment at September 30, 2021
The table below sets forth, as of September 30, 2021, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+300	$146,125	$1,077	0.7%	10.76%	89	$44,525	$6,718	17.8%
+200	147,720	2,672	1.8	10.59	72	42,567	4,760	12.6
+100	147,515	2,467	1.7	10.29	42	39,872	2,065	5.5
Flat	145,048	—	—	9.87	—	37,807	—	—
-100	139,214	(5,834)	(4.0)	9.33	(54)	34,900	(2,907)	(7.7)
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company made the following purchases of its common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31, 2021	24,170	$22.84	24,170	$6,387,419
August 1-31, 2021	26,137	23.43	26,137	$5,775,101
September 1-30, 2021	31,369	23.16	31,369	$5,048,489
Total	81,676	$23.15	81,676

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
101
The following materials for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	November 8, 2021	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	November 8, 2021	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)