Form 10-K
period 2021-12-31
CB Financial Services, Inc.
filed 2022-03-11
CIK 1605301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2021, as reported by the Nasdaq Global Market, was approximately $110.3 million.
As of March 7, 2022, the number of shares outstanding of the Registrant’s Common Stock was 5,156,897.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2022 Annual Meeting of Stockholders of the Registrant (Part III)

TABLE OF CONTENTS

PART I
This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies;statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. These forward-looking statements are based on our current beliefs and expectations, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Report. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•our ability to manage our operations under the current economic conditions nationally and in our market area, including the scope and duration of the COVID-19 pandemic ("COVID-19"), the outbreak of its variants, and its effects on the Company’s business and that of the Company’s customers;
•government action in response to COVID-19 and its effects on the Company's business and that of the Company's customers;
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
Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. Furthermore, given the numerous unknowns and risks that are heavily weighted to the downside due to COVID-19 and its variants, our forward-looking statements are subject to the risk that conditions will be substantially different than we currently expect. If efforts to contain COVID-19 are unsuccessful, the impacts could be much longer and much more severe and damaging to consumer and business fundamentals and sentiment. As a result, the outbreak and its consequences, including responsive measures to manage it, have had and are likely to continue to have an adverse effect, possibly materially, on our business and financial performance by adversely affecting, possibly materially, the demand and profitability of our products and services, the valuation of assets and our ability to meet the needs of our customers. The ability to predict the impact of COVID-19 on the Company’s future operating results with any precision is difficult and depends on many factors beyond our control. For example:
•While specific actions have been taken to protect employees through work-at-home arrangements and social distancing measures for those working in our offices, outbreak among employees could result in closure of branches or back office operations for quarantine purposes and result in the unavailability of key employees and disruption of services provided to customers.
•A lack of economic activity may curtail lending opportunities, especially from a commercial perspective, and impact our customers involved in vulnerable industries such as hospitality, retail, office space, senior housing, oil and gas, and restaurants.
•Any additional forbearance activity that may be needed could impact cash flows and liquidity.
•Delinquencies, nonperforming loans, charge-offs and the related provision for loan losses, and foreclosures may significantly increase, if economic stimulus does not have the intended outcome, and/or if the economy does not fully recover. In addition, collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase.
•A sustained economic downturn may result in a decrease in the Company’s value and result in potential material impairment to its intangible assets, and/or long-lived assets or additional impairment to goodwill.
•The Federal Reserve Board’s decision in March 2020 to drop the benchmark interest rate from a range of 1.5% to 1.75% to a range of 0% to 0.25% as part of a wide-ranging emergency action to protect the economy from the COVID-19 outbreak could continue to impact the Company’s net interest income.
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

ITEM 1.    BUSINESS
CB Financial Services, Inc.
CB Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is a bank holding company headquartered in Carmichaels, Pennsylvania. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CBFV.” The Company conducts its operations primarily through its wholly owned subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. At December 31, 2021, the Company, on a consolidated basis, had total assets of $1.43 billion, total liabilities of $1.29 billion and stockholders’ equity of $133.1 million.
Copies of the Company's reports, proxy and information statements, and other information filed electronically with the Securities and Exchange Commission (the “SEC”) are available free of charge through the SEC’s website address at https://www.sec.gov and through the Bank’s website address at https://www.communitybank.tv.
Community Bank
Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. After the consolidation and sale of eight branches in 2021 and consolidation of two branches in 2020, the Bank reduced the total number of branches to 14 and operates from 11 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania and three offices in Marshall and Ohio Counties in West Virginia. The Bank also has one loan production office in Allegheny County, a corporate center in Washington County and an operations center in Greene County in Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area.
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
Branch Optimization and Operational Efficiency Initiative
In 2021, the Company announced the implementation of branch optimization and operational efficiency strategic initiatives to improve the Bank’s financial performance and operations in order to position the Bank for continued profitable growth through the optimization of its branch network while expanding technology and infrastructure investments in its remaining locations. The decision was the result of a comprehensive internal study that measured branch performance by comparing financial and non-financial indicators to growth opportunities, while evolving changes in consumer preferences, largely driven by the global pandemic, led to an acceleration of branch optimization efforts. The Bank also completed a comprehensive review of its branch network and operating environment to identify solutions to improve operating performance. This review prioritized profitability, efficiency, infrastructure and client experience improvements, automation in operations, and digital marketing and technology investments and the Bank is in process of implementing operational efficiencies related to individualized processes within its branch network and operating environment.
The Bank has substantially completed these initiatives through the consolidation of six branches that was completed on June 30, 2021. In addition, CB Financial, Community Bank, and Citizens Bank of West Virginia, Inc. (“Citizens Bank”) executed a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Citizens Bank agreed to purchase certain loans and other assets, and assume certain deposits and other liabilities, of the branch offices of Community Bank located in Buckhannon, West Virginia, and New Martinsville, West Virginia. The divestiture of two branches in December 2021 resulted in the sale of $102.8 million of deposits, $6.1 million of loans and $795,000 of premises and equipment and the recognition of a $5.2 million pre-tax gain on sale from a 5.0% premium paid by Citizens Bank on the assumed deposits. The branch optimization initiative reduced the Bank's branch network to 14 branches.
Past Mergers
Effective October 31, 2014, the Company completed a merger with FedFirst Financial Corporation (“FedFirst”), the holding company for First Federal Savings Bank (“FFSB”), a federally chartered stock savings bank. As part of the merger, the

Company also acquired FFSB's subsidiary, Exchange Underwriters. The merger expanded the Company’s reach into Fayette and Westmoreland counties in southwestern Pennsylvania.
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
Business Strategy
We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. We will continue to grow and create value for our shareholders. Our employees will be treated fairly and given opportunities for personal growth. We will be closely involved in improving our communities. Our business strategies emphasize building on core strengths and are discussed below.
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
•Enhance profitability and efficiency while continuing to invest for future growth. Margin compression continues to be a challenge. To combat this impact on core earnings, we view cost reduction as a key part of a company-wide efficiency effort. Short-term targeted cost reductions combined with long-term strategic initiatives will better position the Company for high performance. In addition, this strategy aligns with our efforts to simplify processes while utilizing technology to improve efficiency and build capabilities that supports future growth and high performance.
•Continue our track record of opportunistic growth in the robust Pittsburgh metropolitan area and across our footprint. We believe we have competed effectively by leveraging our branch network and a full assortment of banking products to facilitate deposit and loan growth in our core locations, including southwestern Pennsylvania, Ohio River Valley, and central West Virginia.
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

Demographics. As of December 31, 2021, we employed 192 full-time and 6 part-time employees in Pennsylvania and West Virginia. None of these employees are represented by a collective bargaining agreement. During 2021, we hired 25 employees and our voluntary turnover rate was 17%.
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
Compensation and Benefits. We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include opportunity for annual bonuses, a 401(k) Plan with an employer matching contribution in addition to an employer annual contribution, an equity incentive plan, healthcare and insurance benefits, health savings accounts, paid time off, paid leave and an employee assistance program.
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
The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic continued to present a unique challenge with regard to maintaining employee safety while continuing successful operations. While management transitioned the majority of our staff back to our locations in early July 2021, some flexible work arrangements continue. Our staff continues to follow the safety protocol developed by management. We further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.
Market Area
The Company’s southwestern Pennsylvania market area consists of Allegheny, Fayette, Greene, Washington and Westmoreland Counties. Greene County is a significantly more rural county compared to the counties in which we have our other branches. Our offices located in Allegheny, Washington, Fayette, and Westmoreland Counties are in the southern suburban area of metropolitan Pittsburgh. Our branches from the FWVB merger extend the Company’s market area into West Virginia with three offices in Marshall and Ohio Counties.
The following table sets forth certain economic statistics for our market area.

	Population (1)	Unemployment Rate (%) (2)	Average Annual Wage (3)
Pennsylvania	12,964,056	4.0	$62,036
Allegheny	1,250,578	3.7	68,536
Fayette	128,804	5.9	43,680
Greene	35,954	4.6	55,848
Washington	209,349	4.2	59,852
Westmoreland	354,663	4.0	49,504

West Virginia	1,782,959	2.9	49,660
Marshall	30,591	3.7	57,772
Ohio	42,425	2.8	48,984
(1)Based on the latest data published by the U.S. Census Bureau (July 2021)
(2)Based on the latest data published by the U.S. Bureau of Labor Statistics (December 2021)
(3)Based on the latest data published by the U.S. Bureau of Labor Statistics (Second Quarter 2021)
The market area has been impacted by the energy industry through the extraction of untapped natural gas reserves in the Marcellus Shale and Utica Shale Formation. The Utica Shale formation lies beneath most of Ohio, West Virginia, Pennsylvania and New York, as well as Kentucky, Maryland, Tennessee, Virginia and a part of Canada. The Marcellus Shale Formation extends throughout much of the Appalachian Basin and most of Pennsylvania, West Virginia and Eastern Ohio. Both formations are located near high-demand markets along the East Coast. The proximity to these markets makes it an attractive target for energy development and has resulted in significant job creation through the development of gas wells and transportation of gas.
Competition
We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from other commercial banks, savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. The Company faces additional competition for deposits from online financial institutions and non-depository competitors, such as the mutual fund industry, securities and brokerage firms, and insurance companies. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our branch offices. As of June 30, 2021, our FDIC-insured deposit market share in the counties we serve was 0.61% out of 56 bank and thrift institutions. Our FDIC-insured deposit market share in the counties we serve, excluding Allegheny County, which is the second most populous county in Pennsylvania, but where the Bank's has limited presence with one branch, was 5.18% out of 41 bank and thrift institutions. Such data does not reflect deposits held by credit unions.
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
Lending Activities
General. Our principal lending activity has been the origination in our local market area of residential one- to four-family, commercial real estate, construction, commercial and industrial, and consumer loans. At December 31, 2021, our total loans receivable, which excludes the allowance for loan losses, decreased $24.0 million, or 2.3%, to $1.02 billion compared to $1.04 billion at December 31, 2020.
Residential Real Estate Loans. Residential real estate loans are comprised of loans secured by one- to four-family residential properties. Included in residential real estate loans are traditional one- to four-family mortgage loans, home equity installment loans, and home equity lines of credit. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. At December 31, 2021, $320.8 million, or 31.4%, of our total loan portfolio was invested in residential loans.
One- to Four-Family Mortgage Loans. One of our primary lending activities is the origination of fixed-rate, one- to four-family, owner-occupied, residential mortgage loans with terms up to 30 years secured by property located in our market area. At December 31, 2021, one- to four-family mortgage loans totaled $242.8 million. Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which, for 2021, is typically $548,250 for single-family homes, except in certain high-cost areas in the United States. Our mortgage loans amortize monthly with principal and interest due each month. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without a prepayment penalty.
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
Fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more are originated for resale to the secondary market. During the years ended December 31, 2021 and 2020, we originated $12.6 million and $32.1 million of fixed-rate residential mortgage loans, respectively, which were subsequently sold in the secondary mortgage market.
The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $39.3 million at December 31, 2021. Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.
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
Home Equity Loans. At December 31, 2021, home equity loans totaled $78.0 million. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 85% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates, which we determine based upon market conditions. Such loans are fully amortized over the life of the loan. Generally, the maximum term for home equity loans is 20 years.
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
We primarily originate home equity loans secured by first lien mortgages. Home equity loans in a junior lien position totaled $11.3 million at December 31, 2021 and entail greater risks than one- to four-family residential mortgage loans or home equity loans secured by first lien mortgages. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage or depreciation in the value of the property or loss of equity to the first lien position. Further, home equity loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans in the event of a default.
Commercial Real Estate Loans. We originate commercial real estate loans that are secured primarily by improved properties, such as retail facilities, office buildings and other non-residential buildings as well as multifamily properties. At December 31, 2021, $392.1 million, or 38.5% of our total loan portfolio, consisted of commercial real estate loans.
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
Construction Loans. We originate construction loans to individuals to finance the construction of residential dwellings and also originate loans for the construction of commercial properties, including hotels, apartment buildings, housing developments, and owner-occupied properties used for businesses. At December 31, 2021, $85.0 million, or 8.3% of our total loan portfolio, consisted of construction loans. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on both residential and commercial construction. Before making a commitment to fund a construction loan, we require a pro forma appraisal of the property, as completed by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. We typically do not lend to developers unless they maintain a 15% cash equity position in the project.
Commercial and Industrial Loans. We originate commercial and industrial loans and lines of credit to borrowers located in our market area that are generally secured by collateral other than real estate, such as equipment, accounts receivable, inventory, and other business assets. At December 31, 2021, $89.0 million, or 8.7% of our total loan portfolio, consisted of commercial and industrial loans, of which $24.5 million are SBA guaranteed Payroll Protection Program ("PPP") loans.
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
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic, which included authorizing the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). On April 16, 2020, the original $349 billion funding cap was reached. On April 23, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Enhancement Act”) was signed into law and included an additional $484 billion in COVID-19 relief, including allocating an additional $310 billion to replenish the PPP. PPP was designed to help small businesses keep their workforce employed and cover expenses during the COVID-19 crisis. Under the PPP, participating SBA and other qualifying lenders originated loans to eligible businesses that are fully guaranteed by the SBA as to principal and accrued interest, have more favorable terms than traditional SBA loans and may be forgiven if the proceeds are used by the borrower for certain eligible purposes. PPP loans have an interest rate of 1% per annum. Loans issued prior to June 5, 2020 have a term to maturity of two-years and loans issued after June 5, 2020 have a term to maturity of five-years. The PPP Flexibility Act of 2020 extended the deferral period for borrower payments of principal, interest, and fees on all PPP loans to the date that the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period). Previously the deferral period could end after six months. In 2020, the Bank received a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which was offset by a 0.75% third-party servicing agent fee.
The SBA reopened the PPP in January 2021 and began accepting applications for both First Draw and Second Draw PPP Loans. Second Draw PPP Loans were available for certain eligible borrowers that previously received a PPP loan. A Second Draw PPP Loan has the same general terms as the First Draw PPP Loan. A borrower was generally eligible for a Second Draw PPP Loan if the borrower previously received a First Draw PPP Loan and will or had used the full amount only for authorized uses, had no more than 300 employees, and demonstrated at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. For most borrowers, the maximum amount of a Second Draw PPP Loan was 2.5x average monthly 2019 or 2020 payroll costs up to $2.0 million. Loan payments are deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 weeks or 24 weeks). For PPP loans made in 2021, the processing fee from the SBA was the lesser of 50% or $2,500 for loans up to $50,000, 5% for loans greater than $50,000 and up to $350,000, 3% for loans greater than $350,000 and less than $2.0 million and 1% for loans of at least $2.0 million.
The Bank originated $71.1 million of PPP loans in 2020 and $34.6 million in 2021. Net deferred loan origination fees were $2.2 million in 2020 and $1.3 million in 2021, of which $1.1 million was recognized during the year ended December 31, 2020 and $1.7 million during the year ended December 31, 2021. After processing forgiveness, there is $24.5 million of PPP loans remaining at December 31, 2021, net of the unearned $678,000 in deferred loan origination fees.
Consumer Loans. We originate consumer loans that primarily consist of indirect auto loans and, to a lesser extent, secured and unsecured loans and lines of credit. As of December 31, 2021, consumer loans totaled $122.2 million, or 12.0%, of our total loan portfolio, of which $115.4 million were indirect auto loans. Consumer loans are generally offered on a fixed-rate basis. Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.
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
Loan Approval Procedures and Authority
Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors (the “Board”). In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. The Bank’s loan approval policies and limits are also established by its Board. All loans originated by the Bank are subject to its underwriting guidelines. Loan approval authorities vary based on loan size in the aggregate. Individual officer loan approval authority generally applies to loans of up to $1.0 million. Loans above that amount and up to 65% of the Bank’s legal lending limit may be approved by the Loan Committee. Loans in the aggregate over 65% of the Bank’s legal lending limit must be approved by the Board.
Delinquencies and Classified Assets
When a borrower fails to remit a required loan payment, a courtesy notice is sent to the borrower prior to the end of their appropriate grace period stressing the importance of paying the loan current. If a payment is not paid within the appropriate grace period, then a late notice is mailed. In addition, telephone calls are made and additional letters may be sent. Collection efforts continue until it is determined that the debt is uncollectible.
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
Our current investment policy permits us to invest in U.S. treasuries, U.S government agency securities, mortgage-backed securities, investment grade corporate bonds, obligations of states and political subdivisions, short-term instruments, and other securities. The investment policy also permits investments in certificates of deposit, securities purchased under an agreement to resell, banker’s acceptances, commercial paper and federal funds. Our current investment policy generally does not permit investment in stripped mortgage-backed securities, short sales, derivatives, or other high-risk securities. Federal and Pennsylvania state laws generally limit our investment activities to those permissible for a national bank.
The accounting rules require that, at the time of purchase, we designate a debt security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. Our entire debt securities portfolio is designated as available-for-sale.
The debt securities portfolio consists primarily of U.S. government agency securities, obligations of states and political subdivisions, and mortgage-backed securities and collateralized mortgage obligations of government sponsored enterprises. We expect the composition of our debt securities portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2021, we had no debt securities that were deemed to be other than temporarily impaired.
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
U.S. Government Agency Securities. At December 31, 2021, we held U.S. Government and agency securities with a fair value of $52.6 million compared to $41.4 million at December 31, 2020. At December 31, 2021, these securities had an average expected life of 3.9 years. While these securities generally provide lower yields than other investments, such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity and pledging purposes, as collateral for borrowings, and for prepayment protection.

Obligations of States and Political Subdivisions. At December 31, 2021, we held available-for-sale municipal bonds with a fair value of $19.0 million compared to $22.0 million at December 31, 2020. 100% of our municipal bonds are issued by local municipalities or school districts located in Pennsylvania. Municipal bonds may be general obligation of the issuer or secured by specific revenues. The majority of our municipal bonds are general obligation bonds, which are backed by the full faith and credit of the municipality, paid off with funds from taxes and other fees, and have ratings (when available) of A or above. We also invest in a limited amount of special revenue municipal bonds, which are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building.
Mortgage-Backed Securities. We invest in mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by the United States government or government-sponsored enterprises. These securities, which consist of MBS’s issued by Ginnie Mae, Fannie Mae and Freddie Mac, had an amortized cost of $143.9 million and $75.9 million at December 31, 2021 and 2020, respectively. The fair value of our MBS portfolio was $143.1 million and $79.5 million at December 31, 2021 and 2020, respectively. At December 31, 2021, all MBS’s had fixed rates of interest.
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
Corporate Debt. At December 31, 2021, we held corporate debt securities with a fair value of $7.5 million. We invest in corporate debt issued by financial institutions which have fixed to floating-rate terms. Corporate debt are unsecured, medium or long term, interest-bearing bonds issued by financial institutions that are backed only by the general credit of the issuer. As such, investments in corporate debt involve default risk that the company may fail to make timely payments of interest or principal. We perform a credit analysis to verify the creditworthiness of the financial institution prior to purchase.
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

Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon borrowings to supplement our supply of available funds and to fund deposit withdrawals. Our borrowings may consist of advances from the FHLB, subordinated debt, funds borrowed under repurchase agreements and federal funds purchased.
The FHLB functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met. We typically secure advances from the FHLB with one- to four-family residential mortgage and commercial real estate loans. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2021, we had a maximum borrowing capacity with the FHLB of up to $427.2 million and available borrowing capacity of $347.1 million. At December 31, 2021, we had $3.0 million in FHLB advances outstanding, of which all were long-term borrowings. As an alternative to pledging securities, the facility is also used for standby letters of credit to collateralize public deposits in excess of the level insured by the FDIC. Commitments for standby letters of credit to secure public deposits were $62.0 million and $90.3 million as of December 31, 2021 and 2020.
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
At December 31, 2021, the Bank maintained a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $86.3 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million. At December 31, 2021, we did not have any outstanding balances under any of these borrowing relationships.
In December 2021, the Company entered into a term loan in the principal amount of $15.0 million, evidenced by a term note which matures on December 15, 2031 ("2031 Note"). The 2031 Note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on any interest payment date on or after December 15, 2026 and at any time upon the occurrence of certain events. The 2031 Note initially bears a fixed interest rate of 3.875% per year to, but excluding, December 15, 2026 and thereafter at a floating rate equal to the then-current three-month term SOFR plus 280 basis points. The 2031 Note qualifies as Tier 2 capital under regulatory guidelines. At December 31, 2021, the principal balance and unamortized debt issuance costs for the 2031 Note were $15.0 million and $399,000, respectively.
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
The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also increased the maximum amount of deposit insurance for banks to $250,000 per depositor. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so called “golden parachute” payments. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.
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
At December 31, 2021, the Bank’s capital exceeded all applicable requirements.
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
Loans-to-One Borrower. Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2021, the Bank was in compliance with the loans-to-one borrower limitations.
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
At December 31, 2021, the Bank met the criteria for being considered “well capitalized.”
In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule.
Enforcement. The Pennsylvania Department of Banking maintains enforcement authority over the Bank, including the power to issue cease and desist orders and civil money penalties and to remove directors, officers or employees. It also has the power to appoint a conservator or receiver for a bank upon insolvency, imminent insolvency, unsafe or unsound condition or certain other situations. The FDIC has primary federal enforcement responsibility over non-Federal Reserve Bank (“FRB”)-member state banks and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. In general, regulatory enforcement actions occur with respect to situations involving unsafe or unsound practices or conditions, violations of law or regulation or breaches of fiduciary duty. Federal and Pennsylvania laws also establish criminal penalties for certain violations.
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
FHLB System. The Bank is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, The Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2021, the Bank was in compliance with this requirement. The Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for the Bank.
Federal Reserve System. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal, or NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2021: a 3% reserve ratio is assessed on net transaction accounts up to and including $182.9 million; a 10% reserve ratio is applied above $182.9 million. The first $21.1 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2022, establish a 3% reserve ratio for aggregate transaction accounts up to $640.6 million, a 10% ratio above $640.6 million, and an exemption of $32.4 million. However, effective March 26, 2020, the FRB reduced reserve requirement ratios on all net transaction accounts to 0%, eliminating reserve requirements for all depository institutions, in response to the COVID-19 pandemic.
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
Federal Taxation. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from the Bank as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carryforward net operating losses indefinitely, but the deduction is limited to 80% of taxable income. For its 2021 and 2020 fiscal year, the Company’s maximum federal income tax rate was 21%.
State Taxation. The Bank is subject to the Pennsylvania Bank and Trust Company Shares Tax (“Shares Tax”) rate of 0.95%. The tax is imposed on the Bank’s adjusted equity. The Company and Exchange Underwriters are subject to the Pennsylvania Corporate Net Income Tax, otherwise known as “CNI tax.” The CNI tax rate in 2021 and 2020 was 9.99%. The tax is imposed on income or loss from the federal income tax return on a separate-company basis for the Company and Exchange Underwriters. The federal return income or loss is adjusted for various items treated differently by the Pennsylvania Department of Revenue.
The FWVB merger has exposed the Company to additional state tax filing requirements in West Virginia and Ohio. The West Virginia Corporation Net Income Tax imposes a state income tax at the rate 6.5% based on the Company's consolidated taxable federal net income or loss on the Company's federal tax return, adjusted for various items treated differently by the West Virginia State Tax Department. The State of Ohio imposes an equity-based tax similar to the PA Shares Tax called Financial Institutions Tax (“FIT”) at a minimum tax of $1,000 or a rate of 0.8% for the first $200 million of Ohio based-equity, and then a declining rate thereafter. All state taxation is apportioned to states where nexus exists based on different metrics of the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Income (Loss).
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
Risks Related to COVID-19 Pandemic
The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations.
The COVID-19 pandemic has caused significant economic dislocation in the United States. Although the domestic and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures. As a result of the COVID-19 pandemic and the related adverse economic consequences, we could be subject to the following risks, among others, any of which individually or in combination with others could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:
•demand for our products and services may decline, making it difficult to grow assets and income;
•if high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•limitations may be placed on our ability to foreclose on properties we hold as collateral;
•our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•our cybersecurity risks are increased as the result of an increase in the number of employees working remotely;
•we rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 pandemic could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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
In 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current accounting principles generally accepted in the United States of America ("GAAP") and instead requires an entity to reflect its estimate of all current expected credit losses ("CECL"). Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the Statements of Financial Condition and periodically thereafter. This differs significantly from the incurred loss model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies resulting in a required implementation date for the Company of January 1, 2023. The Company is evaluating the impact of this ASU and expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses upon adoption, but we cannot yet determine the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial condition or results of operation.
Risk Related to Changes in Market Interest Rates
Changes in interest rates may reduce the Company’s profits and impair asset values.
The Company’s earnings and cash flows depend primarily on its net interest income. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in market interest rates could have an adverse effect on the Company’s financial condition and results of operations. If rates increase rapidly, the Company may have to increase the rates paid on deposits, particularly higher cost time deposits and borrowed funds, more quickly than any changes in interest rates earned on loans and investments, resulting in a negative effect on interest rate spreads and net interest income. Increases in interest rates may also make it more difficult for borrowers to repay adjustable rate loans. Conversely, should market interest rates fall below current levels, the Company’s net interest margin also could be negatively affected if competitive pressures keep it from further reducing rates on deposits, while the yields on the Company’s interest-earning assets decrease more rapidly through loan prepayments and interest rate adjustments. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, the Company is subject to reinvestment risk to the extent it is unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular its securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale determined to be temporary in nature are reported as a separate component of equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on the Company’s stockholders’ equity.
Risks Related to Our Acquisition Activity
Impairment in the carrying value of goodwill could negatively affect our results of operations.
We have recorded goodwill in connection with our recently completed mergers. At December 31, 2021, we had $9.7 million of goodwill on our Consolidated Statements of Financial Condition after incurring goodwill impairment of $18.7 million in 2020. Any further impairment to goodwill could have a material adverse impact on the Company’s consolidated financial conditions and results of operations. 100% of the goodwill is assigned to the Community Banking reporting unit. Under GAAP, goodwill must be evaluated for impairment annually or on an interim basis when a triggering event occurs. If the carrying value of our reporting unit exceeds its current fair value as determined based on the value of the business, the goodwill is considered impaired and is reduced to fair value by a non-cash, non-tax-deductible charge to earnings. The impairment testing required by GAAP involves estimates and significant judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions or other unanticipated events and circumstances may affect the accuracy or validity of such estimates. Events and conditions that could result in impairment in the value of our goodwill include worsening business conditions and economic factors, particularly those that may result from the impact of a downturn in the economy as a result of COVID-19, changes in the industries in which we operate, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term profitability and cash flows.
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
In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates the London Inter-bank Offered Rate (“LIBOR”), announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. A committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rates Committee (“ARRC”), was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. Subsequently, the Federal Reserve announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the FRB of New York on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on our financial assets and liabilities that are based on or are linked to LIBOR, our results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as our systems and processes. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, securities portfolio and business, is uncertain.
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
From time to time, the FASB and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of the Company’s financial statements. These changes are beyond the Company’s control, can be difficult to predict, and could materially affect how the Company reports its financial condition and results of operations. The Company could also be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements in material amounts.

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
A worsening of economic conditions could significantly affect the markets in which the Company operates, the value of loans and investments, ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in nonperforming and criticized classified assets, and a decline in demand for the Company’s products and services. In addition, the volatility in natural gas prices, or if prices decline, may depress natural gas exploration and drilling activities in the Marcellus Shale Formation. Furthermore, exploration and drilling of natural gas reserves in our market area may be affected by federal, state and local laws and regulations affecting production, permitting, environmental protection and other matters. Any of these events may negatively affect our customers, and may cause the Company to incur losses, and may adversely affect its financial condition and results of operations.
Inflation can have an adverse impact on our business and on our customers.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the FRB has indicated its intention to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.
Climate change and related legislative and regulatory initiatives may materially affect the Company’s financial condition and results of operations.
The effects of climate change continue to create a rising level of concern for the state of the global environment. As a result, businesses have increased their political and social awareness surrounding the issue, and the U.S. has entered into international agreements in an attempt to reduce global temperatures. In addition, the U.S. government, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to combat climate change. Other expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult to predict how climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, the effects and resulting, unknown impact of climate change could have a material adverse effect on our financial condition and results of operations.

We could be adversely affected by failure in our internal controls.
A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We devote a significant amount of effort, time and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and banking regulations. Compliance with increased or new standards and regulations applicable to our Company may entail management spending increased time addressing such standards and regulations. Further, the Company may be required to expend additional capital resources on professional advisors, which could increase operational expenses and therefore negatively impact our net income.
ITEM 1B    UNRESOLVED STAFF COMMENTS
Not applicable
ITEM 2.    PROPERTIES
At December 31, 2021, our premises and equipment had an aggregate net book value of approximately $18.4 million. We conduct our business through our main office and 13 branch offices. The branch offices are utilized by the community banking segment. In addition, the community banking segment has a corporate office, operations center and loan production office. The insurance brokerage services segment, Exchange Underwriters, operates from one office. We believe that our office facilities are adequate to meet our present and immediately foreseeable needs.
The following table sets forth certain information concerning the main and each branch office at December 31, 2021.

Location	Owned or Leased

PENNSYLVANIA

Main Office (Greene County):
100 North Market Street, Carmichaels, PA 15320	Owned

Barron P. "Pat" McCune, Jr. Corporate Center (Washington County):
2111 North Franklin Drive, Washington, PA 15301	Owned

Ralph J. Sommers, Jr. Operations Center (Greene County):
600 Evergreene Drive, Waynesburg, PA 15370	Owned

Branch Offices (Greene County):
30 West Greene Street, Waynesburg, PA 15370	Owned
100 Miller Lane, Waynesburg, PA 15370	Building Owned, Ground Lease
1993 South Eighty Eight Road, Greensboro, PA 15338	Owned

Branch Offices (Washington County):
65 West Chestnut Street, Washington, PA 15301	Building Owned, Ground Lease
4139 Washington Road, McMurray, PA 15317	Leased
200 Main Street, Claysville, PA 15232	Owned
301 Oak Spring Road, Washington, PA 15301	Leased

Branch Offices (Fayette County):
545 West Main Street, Uniontown, PA 15401	Building Owned, Ground Lease

Branch Office (Westmoreland County):
1670 Broad Avenue, Belle Vernon, PA 15012	Owned

Branch Office (Allegheny County):
714 Brookline Boulevard, Pittsburgh, PA 15226	Owned

Northern Business Center:
100 Pinewood Lane, Suite 101, Warrendale, PA 15086	Leased

Exchange Underwriters
2111 North Franklin Drive, Washington, PA 15301	Owned

WEST VIRGINIA

Branch Offices (Ohio County):
1701 Warwood Avenue, Wheeling, WV 26003	Owned
875 National Road, Wheeling, WV 26003	Owned

Branch Office (Marshall County):
809 Lafayette Avenue, Moundsville, WV 26041	Owned

ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2021, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that management believes are immaterial to our financial condition, results of operations and cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CBFV.” The approximate number of holders of record of the Company’s common stock as of March 7, 2022, was 633. Certain shares of Company common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Equity Compensation Plans
The following table provides information at December 31, 2021, for compensation plans under which equity securities may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights		Weighted-average exercise price of outstanding options warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)		(B)		(C)
Equity compensation plans:
Approved by stockholders	207,641	(1)	$24.01	(1)	500,000	(2)
Not approved by stockholders	—		—		—
Total	207,641		$24.01		500,000
(1)Represents stock options available to be exercised under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2021 Equity Incentive Plan (the "2021 Plan"), no more awards can be granted under the 2015 Plan.
(2)Represents 500,000 shares available under the 2021 Plan (the "Share Limit") that can be issued of which a maximum of 500,000 shares may be issued as stock options and 200,000 shares may be issued as restricted stock awards or units based on the terms of the Plan whereby the Share Limit is reduced, on a one-for-one basis, for each share of common stock subject to a stock option grant, and on a two and one-half-for-one basis for each share of common stock issued pursuant to restricted stock awards or units. At December 31, 2021, no shares have been granted under the 2021 Plan.

Issuer Purchases of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1-31, 2021	30,844	$23.43	30,844	$4,325,703
November 1-30, 2021	16,454	24.04	16,454	3,930,087
December 1-31, 2021	22,885	23.91	22,885	3,382,980
Total	70,183	$23.73	70,183
(1)On June 10, 2021, the Company announced that the Board had approved a program commencing on June 14, 2021 to repurchase up to $7.5 million of the Company’s outstanding common stock. This repurchase program was set to expire on June 13, 2022. On February 15, 2022, the Company completed this stock repurchase program. In connection with the program, the Company purchased a total of 308,996 shares of the Company’s common stock at an average price of $24.27 per share.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Cautionary Statement Concerning Forward-Looking Statements
See the first page of this Report for information regarding forward-looking statements.
Selected Financial Data
The following tables set forth selected historical financial and other data of the Company at and for the years ended December 31, 2021, 2020 and 2019. The information at December 31, 2021 and 2020, and for the years ended December 31, 2021 and 2020 is derived in part from, and should be read together with, the Company's audited consolidated financial statements and notes included in this Report and should be read together therewith. The information at December 31, 2019 and for the year ended December 31, 2019 is derived in part from audited financial statements that are not included in this Report.

December 31,	2021	2020	2019
(Dollars in Thousands)

Selected Financial Condition Data:
Assets	$1,425,479	$1,416,720	$1,321,537
Cash and Due From Banks	119,674	160,911	80,217
Securities	224,974	145,400	197,385
Loans, Net	1,009,214	1,031,982	942,629
Deposits	1,226,613	1,224,569	1,118,359
Short-Term Borrowings	39,266	41,055	30,571
Other Borrowings	17,601	8,000	14,000
Stockholders’ Equity	133,124	134,530	151,097

Year Ended December 31,	2021	2020	2019
(Dollars in Thousands)

Selected Operating Data:
Interest and Dividend Income	$43,557	$47,467	$51,031
Interest Expense	3,405	5,563	7,857
Net Interest and Dividend Income	40,152	41,904	43,174
(Recovery) Provision for Loan Losses	(1,125)	4,000	725
Net Interest and Dividend Income After (Recovery) Provision for Loan Losses	41,277	37,904	42,449
Noninterest Income	16,280	9,471	8,567
Noninterest Expense	42,862	56,767	34,960
Income (Loss) Before Income Tax Expense	14,695	(9,392)	16,056
Income Tax Expense	3,125	1,248	1,729
Net Income (Loss)	$11,570	$(10,640)	$14,327

At or For the Year Ended December 31,	2021	2020	2019

Per Common Share Data:
Earnings (Loss) Per Common Share - Basic	$2.15	$(1.97)	$2.64
Earnings (Loss) Per Common Share - Diluted	2.15	(1.97)	2.63
Dividends Per Common Share	0.96	0.96	0.96
Dividend Payout Ratio (1)	44.65%	(48.73)%	36.50%
Book Value Per Common Share	$25.31	$24.76	$27.65
Common Shares Outstanding	5,260,672	5,434,374	5,463,828

Selected Financial Ratios:
Return on Average Assets	0.79%	(0.77)%	1.09%
Return on Average Equity	8.66	(7.18)	9.89
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	145.44	139.89	134.08
Average Equity to Average Assets	9.12	10.75	11.05
Net Interest Rate Spread (2)	2.81	3.13	3.40
Net Interest Rate Spread (Non-GAAP) (2)(4)	2.82	3.15	3.42
Net Interest Margin (3)	2.92	3.30	3.62
Net Interest Margin (Non-GAAP) (3)(4)	2.94	3.32	3.64
Net Charge-Offs to Average Loans	0.01	0.11	0.05
Noninterest Expense to Average Assets	2.93	4.12	2.67
Efficiency Ratio (5)	75.95	110.50	67.57

Asset Quality Ratios:
Allowance for Loan Losses to Total Loans	1.13%	1.22%	1.04%
Allowance for Loan Losses to Nonperforming Loans	159.40	88.15	183.33
Allowance for Loan Losses to Nonaccrual Loans	233.37	117.28	340.12
Delinquent and Nonaccrual Loans to Total Loans	0.78	1.50	0.89
Nonperforming Loans to Total Loans	0.71	1.39	0.57
Nonperforming Loans to Total Assets	0.51	1.02	0.41
Nonperforming Assets to Total Assets	0.51	1.04	0.42

At or For the Year Ended December 31,	2021	2020	2019

Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets (6)	11.95%	11.79%	11.43%
Tier 1 Capital to Risk-Weighted Assets (6)	11.95	11.79	11.43
Total Capital to Risk-Weighted Assets (6)	13.18	13.04	12.54
Tier 1 Leverage Capital to Adjusted Total Assets (6)	7.76	7.81	7.85

Other:
Number of Branch Offices	14	22	24
Number of Full-Time Equivalent Employees	200	257	266
(1)Represents dividends per share divided by net income per share.
(2)Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(3)Represents net interest income as a percentage of average interest-earning assets.
(4)Fully taxable-equivalent (FTE) yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019. Refer to Explanation of Use of Non-GAAP Financial Measures in Item 7 of this Report for the calculation of the measure and reconciliation to the most comparable GAAP measure..
(5)Represents noninterest expense divided by the sum of net interest income and noninterest income.
(6)Capital ratios are for Community Bank only.
Critical Accounting Policies and Use of Critical Accounting Estimates
Critical accounting policies are those that involve significant judgments, estimates and assumptions by management and that have, or could have, a material impact on the Company’s income or the carrying value of its assets.
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
The general allowance component covers pools of homogeneous loans by loan class. Management determines historical loss experience for each segment of loans using the five-year rolling average of the net charge-off data within each segment. Qualitative and environmental factors are also considered that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience, and include levels and trends in delinquency and impaired loans; levels and trends in net charge-offs, trends in volume and terms of loans; change in underwriting, policies, procedures, practices and key personnel; national and local economic trends; industry conditions, and effects of changes in high-risk credit circumstances. The qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in the portfolio and economy. An unallocated component, which is a part of the general allowance component, is maintained to cover uncertainties that could affect the Company’s estimate of probable losses.
Our allowance is sensitive to a number of inputs, most notably the qualitative factors and historical loss experience by loan segment. Given the dynamic relationship between the inputs, it is difficult to estimate the impact of a change in any one individual variable on the allowance. Although management believes that it uses the best information available to establish the allowance, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral value cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary should the quality of assets deteriorate as a result of the factors discussed previously. Any increase in the allowance may adversely affect our financial condition and results of operations. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings.
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
This hierarchy requires the use of observable market data when available. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The Company attempts to maximize observable inputs and limit the use of unobservable inputs when developing fair value measurements, Fair value measurements for assets where there exists limited or no observable market data and that are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique where changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.
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
As a result of a quantitative goodwill impairment test and in connection with the preparation of the consolidated financial statements, the Company concluded that goodwill was impaired in 2020. Accordingly, the Company recorded a goodwill impairment charge of $18.7 million for the year ended December 31, 2020 as the Company's estimated fair value was less than its book value. If the Company determines a triggering event occurs in the future, changes in the judgments, assumptions and inputs noted above could result in additional goodwill impairment.
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
Deferred Tax Assets. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination, the term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date, and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company did not have a deferred tax asset valuation allowance as of December 31, 2021 and December 31, 2020.
Recent Accounting Pronouncements and Developments
New accounting pronouncements that were adopted in the current period or will be adopted in a future period are discussed in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, which is included in Part IV, Item 15 of this Report.
Branch Optimization and Operational Efficiency Initiative
In 2021, the Company announced the implementation of branch optimization and operational efficiency strategic initiatives to improve the Bank’s financial performance and operations in order to position the Bank for continued profitable growth through the optimization of its branch network while expanding technology and infrastructure investments in its remaining locations. The decision was the result of a comprehensive internal study that measured branch performance by comparing financial and non-financial indicators to growth opportunities, while evolving changes in consumer preferences, largely driven by the global pandemic, led to an acceleration of branch optimization efforts. The Bank also completed a comprehensive review of its branch network and operating environment to identify solutions to improve operating performance. This review prioritized profitability, efficiency, infrastructure and client experience improvements, automation in operations, and digital marketing and technology investments and the Bank is in process of implementing operational efficiencies related to individualized processes within its branch network and operating environment.
The Bank has substantially completed these initiatives through the consolidation of six branches that was completed on June 30, 2021. In addition, CB Financial, Community Bank, and Citizens Bank of West Virginia, Inc. (“Citizens Bank”) executed a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Citizens Bank agreed to purchase certain loans and other assets, and assume certain deposits and other liabilities, of the branch offices of Community Bank located in Buckhannon, West Virginia, and New Martinsville, West Virginia. The divestiture of two branches in December 2021 resulted in the sale of $102.8 million of deposits, $6.1 million of loans and $795,000 of premises and equipment and the recognition of a $5.2 million pre-tax gain on sale from a 5.0% premium paid by Citizens Bank on the assumed deposits. The branch optimization initiative reduced the Bank's branch network to 14 branches. The Company anticipates $3.0 million of ongoing pre-tax cost savings as a result of the branch optimization initiatives. The majority of the process improvements have been implemented with the remaining items to be implemented in 2022. The Company anticipates cost savings from the operational efficiency initiative ranging from approximately $2.5 million to $3.5 million in 2022, as well as expected enhanced revenue and fee generating capacity in future years.
COVID-19 Pandemic
Although many health and safety restrictions have been lifted and vaccine distribution has increased, the ongoing COVID-19 pandemic has negatively impacted local, national and global economies and financial markets since March 2020. Economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures. The extent to which the COVID-19 pandemic continues to impact our business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and are difficult to predict
In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve took a number of actions that significantly affected the financial markets, including actions intended to result in substantial decreases in market interest rates. On March 15, 2020, the FRB reduced the target federal funds range by 100 basis points to 0% to 0.25% and have held the target federal funds rate in that range for the remainder of 2020 and throughout 2021. These reductions in interest rates, among other actions of the FRB and the Federal government generally, adversely affected our net interest income, compressed our margins and impacted our overall profitability. We expect that the reduction of interest rates to near zero in response to the effects of the COVID-19 pandemic will gradually be reversed over the course of the next year with the FRB now signaling its concerns with respect to inflation and announcing that it will begin to taper its purchase of mortgage and other bonds. The timing and impact of the expected reversal in interest rate trends is unknown.

Explanation of Use of Non-GAAP Financial Measures
In addition to traditional measures presented in accordance with generally accepted accounting principles (“GAAP”), we use, and this Report contains or references, certain non-GAAP financial measures. We believe these non-GAAP financial measures provide useful information in understanding our underlying results of operations or financial position and our business and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although we believe that these non-GAAP financial measures enhance the understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein. Refer to the "Reconciliations of Non-GAAP Financial Measures to GAAP" within this Item 7 for further information.
Comparison of Financial Condition at December 31, 2021 and 2020
Assets. Total assets increased $8.8 million, or 0.6%, to $1.43 billion at December 31, 2021, compared to $1.42 billion at December 31, 2020.
Cash and Due From Banks. Cash and due from banks decreased $41.2 million, or 25.6%, to $119.7 million at December 31, 2021, compared to $160.9 million at December 31, 2020. The change is primarily related to securities purchases and sale of branches, partially offset by net repayments on loans.
Securities. Securities increased $79.6 million, or 54.7%, to $225.0 million at December 31, 2021, compared to $145.4 million at December 31, 2020. Current period activity included $135.0 million of purchases, $38.4 million of paydowns, and $12.0 million of sales, primarily of mortgage-backed securities, which resulted in the recognition of a $231,000 gain. The sales recognized gains on higher-interest securities with faster prepayment speeds. The purchases were made to earn a higher yield on excess cash. In addition, there was a $5.5 million decrease in the market value of the debt securities portfolio and a $295,000 gain in market value in the equity securities portfolio, which is primarily comprised of bank stocks.
Securities Portfolio. The following table sets forth the composition of our securities portfolio at the dates indicated.

	2021		2020
December 31,	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,992	$52,561	$41,994	$41,411
Obligations of States and Political Subdivisions	17,951	18,955	20,672	21,993
Mortgage-Backed Securities - Government-Sponsored Enterprises	55,373	56,559	75,900	79,493
Collateralized Mortgage Obligations - Government Sponsored Enterprises	88,493	86,583	—	—
Corporate Debt	7,481	7,450	—	—
Total Available-for-Sale Debt Securities	$223,290	222,108	$138,566	142,897

Equity Securities:
Mutual Funds		990		1,019
Other		1,876		1,484
Total Equity Securities		2,866		2,503
Total Securities		$224,974		$145,400

Securities Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at December 31, 2021, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The weighted average yield for each security category is determined by the security's book yield and calculating the interest earned divided by the carrying value. For tax free obligations of states and political subdivision, the book yield is the tax free yield.

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
(Dollars in Thousands)

U.S. Government Agencies	$—	—%	$2,945	0.82%	$49,616	1.21%	$—	—%	$52,561	1.19%
Obligations of States and Political Subdivisions	2,604	2.55	1,023	2.97	11,644	3.24	3,684	3.09	18,955	3.10
Mortgage Backed Securities - Government-Sponsored Enterprises	—	—	489	1.91	13,879	2.23	42,191	2.08	56,559	2.12
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	—	—	—	—	—	—	86,583	1.40	86,583	1.40
Corporate Debt Securities	—	—	—	—	2,500	2.96	4,950	2.30	7,450	2.53
Total Debt Securities	$2,604	2.55%	$4,457	1.41%	$77,639	1.73%	$137,408	1.68%	$222,108	1.70%
Loans. Total loans decreased $24.0 million, or 2.3%, to $1.02 billion at December 31, 2021 compared to $1.04 billion at December 31, 2020. Excluding the net decline of $30.6 million in PPP loans in the current period, loans increased $6.6 million. 2021 loan growth was experienced through net funding of $18.6 million in commercial real estate loans, $12.4 million in construction loans and $8.3 million in consumer loans. Average loans for the year ended December 31, 2021 increased $6.0 million compared to the year ended December 31, 2020.
Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated. The Company did not have loans held for sale at the dates indicated below.

	2021		2020
December 31,	Amount	Percent	Amount	Percent
(Dollars in Thousands)

Real Estate:
Residential	$320,798	31.4%	$344,142	32.9%
Commercial	392,124	38.5	373,555	35.9
Construction	85,028	8.3	72,600	6.9
Commercial and Industrial	89,010	8.7	126,813	12.1
Consumer	122,152	12.0	113,854	10.9
Other	11,684	1.1	13,789	1.3
Total Loans	1,020,796	100.0%	1,044,753	100.0%
Allowance for Loan Losses	(11,582)		(12,771)
Loans, Net	$1,009,214		$1,031,982

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. For construction-to-permanent loans in the construction category, the maturity date is the date the loan matures once it is in permanent repayment status. Consumer loans consist primarily of indirect automobile loans whereby a portion of the rate is prepaid to the dealer and accrued in a prepaid dealer reserve account. Therefore, the true yield for the consumer loan portfolio is significantly less than the note rate disclosed below.

	Real Estate
	Residential		Commercial		Construction		Commercial and Industrial
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

One Year or Less	$16,246	3.51%	$8,144	3.97%	$11,428	2.99%	$19,679	3.68%
After One Year Through Five Years	6,058	4.22	47,354	4.01	39,658	2.97	41,359	2.15
After Five Years Through 15 Years	116,624	3.84	322,324	3.62	25,164	3.63	20,892	3.36
After 15 Years	181,870	3.80	14,302	3.88	8,778	3.20	7,080	2.76
Total	$320,798	3.81%	$392,124	3.68%	$85,028	3.19%	$89,010	2.81%

	Consumer		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

One Year or Less	$6,162	4.85%	$1,074	2.90%	$62,733	3.65%
After One Year Through Five Years	67,380	4.50	337	2.68	202,146	3.56
After Five Years Through 15 Years	46,878	4.28	7,902	3.02	539,784	3.70
After 15 Years	1,732	5.29	2,371	4.00	216,133	3.75
Total	$122,152	4.43%	$11,684	3.20%	$1,020,796	3.68%
The following table sets forth at December 31, 2021, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2022.

Due After December 31, 2022	Fixed	Adjustable	Total
(Dollars in Thousands)

Real Estate:
Residential	$265,136	$39,416	$304,552
Commercial	202,646	181,334	383,980
Construction	49,374	24,225	73,599
Commercial and Industrial	54,786	14,545	69,331
Consumer	115,938	54	115,992
Other	7,268	3,341	10,609
Total Loans	$695,148	$262,915	$958,063

PPP Loans. The following table presents PPP loan activity segregated by loans originated in 2020 and 2021.

	2020			2021			Total
	Number of Loans	Principal Balance	Net Deferred Origination Fees	Number of Loans	Principal Balance	Net Deferred Origination Fees	Number of Loans	Principal Balance	Net Deferred Origination Fees
(Dollars in Thousands)

PPP Loans Originated	639	$71,057	$2,202	218	$34,617	$1,268	857	$105,674	$3,470
PPP Loan Forgiveness Through December 31, 2021	605	69,374	2,152	97	11,027	478	702	80,401	2,630
Principal Payments or Net Deferred Origination Fees Recognized on Unforgiven PPP Loans	—	70	33	—	2	129	—	72	162
PPP Loans Remaining at December 31, 2021	34	$1,613	$17	121	$23,588	$661	155	$25,201	$678

PPP Loans Remaining, Net of Deferred Fees at December 31, 2021		$1,596			$22,927			$24,523
Net deferred origination fees on PPP loans totaled $3.5 million, of which $1.7 million and $1.1 million was recognized during the years ended December 31, 2021 and 2020. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.
Liabilities. Total liabilities increased $10.2 million, or 0.8%, to $1.29 billion at December 31, 2021 compared to $1.28 billion at December 31, 2020.
Deposits. Despite the impact of the sale of $102.8 million of deposits from the sale of two branches completed in December 2021, total deposits increased $2.0 million to $1.23 billion as of December 31, 2021 compared to $1.22 billion at December 31, 2020. Noninterest bearing demand deposits, NOW accounts and savings accounts increased $45.2 million, $12.6 million and $4.4 million, respectively, partially offset by a decrease of $53.3 million in time deposits.
The following table sets forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2021			2020
Year Ended December 31,	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
(Dollars in Thousands)

Non-Interest Bearing Demand Deposits	$378,374	29.8%	—%	$313,858	26.8%	—%
NOW Accounts	272,256	21.4	0.09	240,372	20.5	0.25
Savings Accounts	247,864	19.5	0.04	227,277	19.4	0.08
Money Market Accounts	201,222	15.8	0.14	187,095	16.0	0.38
Time Deposits	171,805	13.5	1.46	203,128	17.3	1.81
Total Deposits	$1,271,521	100.0%	0.25%	$1,171,730	100.0%	0.44%

The following table sets forth time deposits classified by interest rate as of the dates indicated.

December 31,	2021	2020
(Dollars in Thousands)

Less than 0.25%	$39,573	$14,818
0.25% to 0.49%	20,568	28,729
0.50% to 0.99%	10,943	17,787
1.00% to 1.49%	11,110	24,616
1.50% to 1.99%	7,561	19,564
2.00% to 2.49%	11,841	40,169
2.49% to 2.99%	13,427	19,037
3.00% or Greater	21,690	25,293
Total Time Deposits	$136,713	$190,013
The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our time deposits at the date indicated.

	Period to Maturity
December 31, 2021	Less Than Or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four to Five Years	More Than Five Years	Total	Percent of Total
(Dollars in Thousands)

Less than 0.25%	$27,991	$10,223	$1,050	$250	$59	$—	$39,573	29.0%
0.25% to 0.49%	10,786	1,678	796	1,555	5,753	—	20,568	15.0
0.50% to 0.99%	3,266	751	668	4,485	145	1,628	10,943	8.0
1.00% to 1.49%	4,650	3,004	1,374	1,608	200	274	11,110	8.1
1.50% to 1.99%	2,592	1,378	838	853	1,615	285	7,561	5.5
2.00% to 2.49%	3,713	4,909	1,908	171	31	1,109	11,841	8.7
2.49% to 2.99%	651	12,385	—	391	—	—	13,427	9.8
3.00% or Greater	5,830	15,479	310	71	—	—	21,690	15.9
Total	$59,479	$49,807	$6,944	$9,384	$7,803	$3,296	$136,713	100.0%
As of December 31, 2021 and 2020, the aggregate estimated amount of outstanding deposits in amounts uninsured by the FDIC, or that were not secured by the Bank through the pledging of securities, FHLB letters of credit or other means, was approximately $337.9 million and $290.2 million respectively. The estimates are based on the same methodologies and assumptions used for the Bank's regulatory reporting requirements. Of the amount at December 31, 2021, an estimated $8.6 million are uninsured time deposits and the following table sets forth their maturity.

December 31,	2021
(Dollars in Thousands)

Three Months or Less	$164
Over Three Months to Six Months	1,250
Over Six Months to One Year	1,791
Over One Year	5,372
Total	$8,577
Borrowed Funds
◦Short-term borrowings. Short-term borrowings decreased $1.8 million, or 4.4%, to $39.3 million at December 31, 2021, compared to $41.1 million at December 31, 2020. At December 31, 2021 and December 31, 2020, short-term borrowings were comprised entirely of securities sold under agreements to repurchase, which are related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase.

◦Other borrowed funds. Other borrowed funds increased $9.6 million to $17.6 million at December 31, 2021 due to the issuance of subordinated debt in December 2021 with net proceeds of $14.6 million partially offset by $5.0 million of Federal Home Loan Bank borrowings that matured in the current period. The Company intends to utilize the subordinated debt proceeds to continue to proactively repurchase shares or for other general corporate matters.
Stockholders’ Equity. Stockholders’ equity decreased $1.4 million, or 1.0%, to $133.1 million at December 31, 2021, compared to $134.5 million at December 31, 2020.
•Net income was $11.6 million for the year ended December 31, 2021.
•Accumulated other comprehensive income decreased $4.3 million primarily due to market interest rate conditions in the current period on the Bank’s available-for-sale debt securities.
•The Company paid $5.2 million in dividends to common stockholders in the current year.
•Primarily as part of the Company’s $7.5 million stock repurchase program previously announced in June 2021, the Company repurchased 178,252 shares of common stock totaling $4.1 million in the current year. The Company completed this stock repurchase program in February 2022. In connection with the program, the Company purchased a total of 308,996 shares of the Company’s common stock at an average price of $24.27 per share.
•Book value per share was $25.31 at December 31, 2021 compared to $24.76 at December 31, 2020, an increase of $0.55. Tangible book value per share (Non-GAAP) increased $1.03, or 4.8%, to $22.45 compared to $21.42 at December 31, 2020. Refer to “Explanation of Use of Non-GAAP Financial Measures” at the end of this section.
Comparison of Operating Results for the Years Ended December 31, 2021 and 2020
Overview. 2021 Annual Results were impacted by the following significant items:
•The branch optimization and operational efficiency initiatives resulted in $7.5 million of restructuring-related and other expenses for the year ended December 31, 2021. The non-recurring expenses include a $2.3 million writedown on premises and equipment and $1.2 million impairment of intangible assets associated with the branch sales. The Company also incurred $4.1 million of expenses related to contracted services, employee severance costs, branch lease impairment, professional fees, data processing fees, charitable donations, legal and other expenses for the year ended December 31, 2021 related to these initiatives.
•The Company recognized a $5.2 million pre-tax gain on sale of branches related to the 5.0% premium paid by Citizens Bank on the assumed deposits.
2020 Annual Results were impacted by the following significant non-recurring items:
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
Net Interest Income. Net interest income decreased $1.8 million, or 4.2%, to $40.2 million for the year ended December 31, 2021 compared to $41.9 million for the year ended December 31, 2020. Net interest margin (Non-GAAP FTE) decreased 38 bps to 2.94% for the year ended December 31, 2021 compared to 3.32% the year ended December 31, 2020. Net interest margin (GAAP) decreased to 2.92% for the year ended December 31, 2021 compared to 3.30% for the year ended December 31, 2020. While the Company has further controlled its deposit cost structure and benefited from nonrenewal or repricing of higher cost time deposits, the net interest margin decreased primarily due to the low interest rate environment decreasing yields on loans and securities.
Interest and dividend income decreased $3.9 million, or 8.2%, to $43.6 million for the year ended December 31, 2021 compared to $47.5 million for the year ended December 31, 2020.
•Interest income on loans decreased $3.2 million, or 7.4%, to $39.7 million for the year ended December 31, 2021 compared to $42.9 million for the year ended December 31, 2020. Although average loans increased $6.0 million, the loan yield for the year ended December 31, 2021 decreased 35 bps to 3.92% for the year ended December 31, 2021 compared to 4.27% for the year ended December 31, 2020 due to the full year impact of the COVID-19 pandemic-related declines in market interest rates beginning in March 2020. Interest and fee income on PPP loans was $2.2 million for the year ended December 31, 2021 and contributed 4 bps to loan yield, compared to $1.5 million for the year ended December 31, 2020, which decreased loan yield 4 bps in the prior period. The impact of the accretion of the credit mark on acquired loan portfolios was $468,000 for the year ended December 31, 2021 compared to $434,000 for the year ended December 31, 2020, or 4 bps in the current period compared to 5 bps in the prior period.
•Interest income on taxable investment securities decreased $629,000, or 17.4%, to $3.0 million for the year ended December 31, 2021 compared to $3.6 million for the year ended December 31, 2020. While average investment securities increased $25.0 million, there was a 79 bps decrease in average yield. The Federal Reserve pandemic-driven decision to drop the benchmark interest rate in March 2020 resulted in significant calls of U.S. government agency securities and paydowns on mortgage-backed securities in the declining rate environment, which, in combination with excess liquidity, were replaced by lower-yielding securities. In addition, the sales of securities in 2021 recognized gains on higher-interest securities with faster prepayment speeds. Prior period yield benefited from approximately $231,000 in discount accretion from U.S. government agency calls.
•Interest income on tax-exempt investment securities decreased $80,000, or 21.7%, to $289,000 for the year ended December 31, 2021 compared to $369,000 for the year ended December 31, 2020 primarily driven by a decrease of $2.4 million in average balance from municipal securities calls.
•Interest from other interest-earning assets, which primarily consists of interest-earning cash, decreased $27,000, or 5.2% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Interest and dividend income earned on other interest-earning assets, which is primarily composed of restricted stock, decreased $60,000. Average interest bearing deposits at other banks increased $76.0 million, primarily related to funds received from deposit and loan activity, resulting in a $33,000 increase in interest income even though declines in interest rates resulted in a 6 bp decrease in average yield.
Interest expense decreased $2.2 million, or 38.8%, to $3.4 million for the year ended December 31, 2021 compared to $5.6 million for the year ended December 31, 2020.
•Interest expense on deposits decreased $2.0 million, or 39.6%, to $3.1 million for the year ended December 31, 2021 compared to $5.2 million for the year ended December 31, 2020. While average interest-bearing deposits increased $35.3 million, interest rate declines for all products driven by pandemic-related interest rate cuts, nonrenewal or repricing of higher cost time deposits, and overall efforts to control pricing resulted in a 25 bp decrease in average cost compared to the year ended December 31, 2020.
•Interest expense on short-term borrowings decreased $39,000, or 28.5%, to $98,000 for the year ended December 31, 2021 compared to $137,000 for the year ended December 31, 2020 primarily due to a 14 bp decrease in average cost on securities sold under agreements to repurchase.
•Interest expense on other borrowed funds decreased $72,000, or 28.3%, to $182,000 for the year ended December 31, 2021 compared to $254,000 for the year ended December 31, 2020 primarily due to maturity of FHLB long-term advances in the current year that were not replaced, which resulted in a $4.2 million decrease in average balance.
Provision for Loan Losses. The provision for loan losses had a $1.1 million recovery for the year ended December 31, 2021, compared to a $4.0 million provision for the year ended December 31, 2020. The pandemic resulted in a dramatic increase in unemployment and recessionary economic conditions in the prior year. Based on evaluation of the macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis were increased at the onset of the pandemic, primarily related to economic trends and industry conditions, because of vulnerable industries such as hospitality, oil and gas, retail and restaurants and resulted in the prior year provision. The prior year also included the impacts from an increase in specific reserves primarily due to two commercial real estate loans secured by hotels that were impacted by the COVID-19 pandemic. Those qualitative factors were decreased as the economic impacts of the pandemic eased. In addition, a decrease in specific reserves on impaired loans and improving economic and industry condition contributed to the recovery of provision in the current period.

Noninterest Income. The breakdown of noninterest income for the year ended December 31, 2021 compared to year ended December 31, 2020 is as follows:

	Year Ended
	December 31,
	2021	2020	Dollar Change	Percent Change
(Dollars in Thousands)

Service Fees	2,331	2,206	125	5.7%
Insurance Commissions	5,616	4,878	738	15.1%
Other Commissions	521	479	42	8.8%
Net Gain on Sales of Loans	1,143	1,391	(248)	(17.8)%
Net Gain on Securities	526	233	293	125.8%
Net Gain on Purchased Tax Credits	70	62	8	12.9%
Gain on Sale of Branches	5,203	—	5,203	—%
Net Loss on Disposal of Fixed Assets	(3)	(61)	58	95.1%
Income from Bank-Owned Life Insurance	553	557	(4)	(0.7)%
Other Income (Loss)	320	(274)	594	216.8%
Total Noninterest Income	16,280	9,471	6,809	71.9%
Noninterest income increased $6.8 million, or 71.9%, to $16.3 million for the year ended December 31, 2021, compared to $9.5 million for the year ended December 31, 2020.
•Service fees increased $125,000 to $2.3 million for the year ended December 31, 2021, compared to $2.2 million for the year ended December 31, 2020 due to an increase in customer account usage compared to the prior year period when shelter-in-place orders occurred at the onset of the COVID-19 pandemic.
•Insurance commissions increased $738,000, or 15.1%, to $5.6 million for the year ended December 31, 2021, compared to $4.9 million for the year ended December 31, 2020 due to an increase in contingency fees as well as commercial-related insurance policy revenue. Contingency fees are profit sharing commissions that are contingent upon several factors including, but not limited to, eligible written premiums, incurred losses, policy cancellations and stop loss charges.
•Net gain on sales of loans was $1.1 million for the year ended December 31, 2021 compared to $1.4 million for the year ended December 31, 2020 primarily due to decreased mortgage loan production from refinances in 2020 that were driven by reduced market interest rates. Gains from sales of mortgage loans decreased to $323,000 for the year ended December 31, 2021 compared to $1.4 million for the year ended December 31, 2020. In the current year, the Bank sold a substandard-rated commercial real estate loan secured by a hotel, which was partially charged-off $931,000 in 2020, that resulted in the recognition of an $897,000 gain on sale, and also sold a substandard-rated commercial and industrial loan, which resulted in the recognition of a $77,000 loss on sale.
•Net gain on securities was $526,000 for the year ended December 31, 2021, compared to $233,000 for the year ended December 31, 2020. Net gain on sales of securities was $231,000 in the current period primarily to recognize gains on higher-interest securities with faster prepayment speeds compared to $500,000 in the prior period. The Company’s equity securities, which are primarily comprised of bank stocks, reflected an increase in value of $295,000 for the current period compared to a $267,000 net loss in value in the prior period primarily from the impact of COVID-19 on the banking industry.
•The Company recorded a $61,000 net loss on disposal of fixed assets in the prior year, of which $48,000 related to the sale of the former EU headquarters.
•The Company recognized a $5.2 million pre-tax gain on sale of branches in the current period related to the 5.0% premium paid by Citizens Bank on the assumed deposits.
•There was a $594,000 increase in other income (loss) primarily due to a $274,000 valuation allowance adjustment on mortgage servicing rights in the current period as a result of a decrease in prepayment speeds resulting in an increase in the fair value of the serviced mortgage portfolio, compared to a $302,000 temporary impairment in the prior period due to a decline in the interest rate environment that caused increased prepayment speeds in 2020.

Noninterest Expense. The breakdown of noninterest expense for the year ended December 31, 2021 compared to year ended December 31, 2020 is as follows:

	Year Ended
	December 31,
	2021	2020	Dollar Change	Percent Change
(Dollars in Thousands)

Salaries and Employee Benefits	19,938	19,809	129	0.7%
Occupancy	2,968	2,797	171	6.1%
Equipment	1,034	935	99	10.6%
Data Processing	2,154	1,843	311	16.9%
FDIC Assessment	1,014	837	177	21.1%
PA Shares Tax	887	1,313	(426)	(32.4)%
Contracted Services	4,011	2,048	1,963	95.8%
Legal and Professional Fees	994	752	242	32.2%
Advertising	749	664	85	12.8%
Other Real Estate Owned (Income)	(183)	(69)	(114)	165.2%
Amortization of Intangible Assets	1,926	2,128	(202)	(9.5)%
Intangible Assets and Goodwill Impairment	1,178	18,693	(17,515)	(93.7)%
Writedown of Premises and Equipment	2,293	1,124	1,169	104.0%
Other	3,899	3,893	6	0.2%
Total Noninterest Expense	42,862	56,767	(13,905)	(24.5)%
Noninterest expense decreased $13.9 million, or 24.5%, to $42.9 million for the year ended December 31, 2021 compared to $56.8 million for the year ended December 31, 2020. This was primarily impacted by $7.5 million of expenses associated with the branch optimization and operational efficiency initiatives in the current year, which included writedown on premises and equipment of $2.3 million and intangible asset impairment of $1.2 million. The prior period included goodwill impairment of $18.7 million goodwill impairment and writedown on fixed assets of $1.1 million.
•Salaries and employee benefits increased $129,000 to $19.9 million for the year ended December 31, 2021 compared to $19.8 million for the year ended December 31, 2020. Activity in the current period included an increase in employee benefit expenses primarily attributed to the prior period impact from a $407,000 one-time payment that offset employee benefits related to the transition from a self-funded to a fully insured health insurance plan, the recognition of $335,000 in severance related to the branch optimization initiative, and an increase in employee incentive expense. The Company also recognized a greater benefit in the prior period from deferred employee-related loan origination costs primarily associated with PPP loans. The prior period was also impacted by the recognition of approximately $560,000 of one-time payments and related taxes and benefits from the transition and retention of a permanent CEO and approximately $388,000 of expenses associated with the Community Bank Cares 10% premium pay during the pandemic.
•Occupancy expense increased $171,000 to $3.0 million for the year ended December 31, 2021 compared to $2.8 million for the year ended December 31, 2020. The increase was due to the recognition of a $227,000 lease impairment related to the consolidation of a branch as part of the branch optimization initiative in the current period compared to an $84,000 early lease termination payment from a branch closure in the prior period.
•Equipment expense increased $99,000 to $1.0 million for the year ended December 31, 2021 compared to $935,000 for the year ended December 31, 2020 as the result of an increase in repairs and maintenance.
•Data processing increased $311,000 to $2.2 million for the year ended December 31, 2021 compared to $1.8 million for the year ended December 31, 2020 primarily due to $110,000 in deconversion costs associated with the branch sales as well as other technology investments associated with the branch optimization and efficiency initiative.
•FDIC assessment expense increased $177,000 to $1.0 million for the year ended December 31, 2021 compared to $837,000 for the year ended December 31, 2020. The increase in assessment was due to net losses recognized during the assessment period and an increase in nonperforming loans negatively impacting the quarterly assessment rates in the current period.
•Contracted services increased $2.0 million to $4.0 million for the year ended December 31, 2021 compared to $2.0 million for the year ended December 31, 2020, primarily due to to $2.8 million of expenses associated with the engagement of a third-party expert to improve workflow as well as implement more effective sales management techniques designed to improve operational efficiencies in the near and long-term and engagement of other third party specialists to assist in core platform improvements and efficiencies. The prior period included expense related to the hiring of temporary employees to assist with PPP loan processing, consultants used to assist in infrastructure improvements, and $177,000 of consulting fees associated with the search for a permanent CEO.
•Legal fees and professional fees increased $242,000 to $994,000 for the year ended December 31, 2021 compared to $752,000 for the year ended December 31, 2020 due to a $209,000 investment banker success-based fee and legal fees related to the branch sales. The prior period included fees associated with the retention of a permanent CEO.
•Advertising increased $85,000 to $749,000 for the year ended December 31, 2021 compared to $664,000 for the year ended December 31, 2020 due to a decrease in marketing initiatives in the prior year during the pandemic.
•Other real estate owned income increased $114,000 to $183,000 for the year ended December 31, 2021 compared to $69,000 for the year ended December 31, 2020 primarily due to an $80,000 gain on sale of a property sold in the current period.
•Amortization of intangible assets decreased $202,000 to $1.9 million for the year ended December 31, 2021 compared to $2.1 million for the year ended December 31, 2020 primarily due to current period impairment in core deposit intangible asset from the branch sales, which reduced the remaining amount of intangible assets to amortize.
•Within other noninterest expense, charitable contributions increased $195,000 due to greater outreach in the communities served by the Bank. Loan expenses decreased $172,000 primarily due to an increase in mortgage refinance costs in the prior year from the decline in market interest rates.
Income Tax Expense. Income tax expense increased $1.9 million to $3.1 million for the year ended December 31, 2021, compared to $1.2 million for the year ended December 31, 2020 and is primarily attributed to an increase in pre-tax income.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for 2021 and 2020. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	2021			2020
Year Ended December 31,	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
(Dollars in Thousands)

Assets:
Interest-Earning Assets:
Loans, Net (1)	$1,014,405	$39,799	3.92%	$1,008,401	$43,013	4.27%
Securities
Taxable	162,987	2,990	1.83	138,015	3,619	2.62
Tax Exempt	11,829	366	3.09	14,244	450	3.16
Equity Securities	2,657	84	3.16	2,585	79	3.06
Interest Bearing Deposits at Other Banks	177,768	219	0.12	101,774	186	0.18
Other Interest-Earning Assets	3,733	271	7.26	3,814	331	8.68
Total Interest-Earning Assets	1,373,379	43,729	3.18	1,268,833	47,678	3.76
Noninterest-Earning Assets	91,075			109,241
Total Assets	$1,464,454			$1,378,074

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$272,256	232	0.09%	$240,372	590	0.25%
Savings	247,864	98	0.04	227,277	188	0.08
Money Market	201,222	281	0.14	187,095	708	0.38
Time Deposits	171,805	2,514	1.46	203,128	3,686	1.81
Total Interest-Bearing Deposits	893,147	3,125	0.35	857,872	5,172	0.60
Short-term Borrowings:
Securities Sold Under Agreement to Repurchase	43,988	98	0.22	37,819	137	0.36
Other Borrowed Funds	7,172	182	2.54	11,328	254	2.24
Total Interest-Bearing Liabilities	944,307	3,405	0.36	907,019	5,563	0.61
Noninterest-Bearing Demand Deposits	378,374			313,858
Other Liabilities	8,168			9,065
Total Liabilities	1,330,849			1,229,942
Stockholders' Equity	133,605			148,132
Total Liabilities and Stockholders' Equity	$1,464,454			$1,378,074

Net Interest Income (FTE) (Non-GAAP) (2)		$40,324			$42,115
Net Interest Rate Spread (FTE) (Non-GAAP) (2)(3)			2.82			3.15
Net Interest-Earning Assets (4)	$429,072			$361,814
Net Interest Margin (FTE) (Non-GAAP) (2)(5)			2.94			3.32
Return on Average Assets			0.79			(0.77)
Return on Average Equity			8.66			(7.18)
Average Equity to Average Assets			9.12			10.75
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			145.44			139.89
PPP Loans	$45,905	$2,189	4.77	$45,694	$1,537	3.36
(1)Net of the allowance for loan losses and includes nonaccrual loans with a zero yield
(2)Refer to Explanation of Use of Non-GAAP Financial Measures in this Report for the calculation of the measure and reconciliation to the most comparable GAAP measure.
(3)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest rate spread (GAAP) was 2.81% and 3.13% for the year ended December 31, 2021 and 2020, respectively
(4)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by average total interest-earning assets. Net interest margin (GAAP) was 2.92% and 3.30% for the year ended December 31, 2021 and 2020, respectively

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out of period items that occurred this past year.

	Year Ended December 31, 2021 Compared To Year Ended December 31, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in Thousands)

Interest and Dividend Income:
Loans, net	$335	$(3,549)	$(3,214)
Securities:
Taxable	584	(1,213)	(629)
Tax-Exempt	(74)	(10)	(84)
Equity Securities	2	3	5
Interest Bearing Deposits at Other Banks	108	(75)	33
Other Interest-Earning Assets	(7)	(53)	(60)
Total Interest-Earning Assets	948	(4,897)	(3,949)

Interest Expense:
Deposits	178	(2,225)	(2,047)
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	20	(59)	(39)
Other Borrowed Funds	(103)	31	(72)
Total Interest-Bearing Liabilities	95	(2,253)	(2,158)
Change in Net Interest Income	$853	$(2,644)	$(1,791)
Asset Quality
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

Nonaccrual Loans and Nonperforming Assets. The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. Included in nonperforming loans and assets are troubled debt restructurings, which are loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties.

December 31,	2021	2020
(Dollars in Thousands)

Nonaccrual loans:
Real Estate:
Residential	$1,393	$1,841
Commercial	2,058	7,102
Commercial and Industrial	1,496	1,897
Consumer	16	49
Total Nonaccrual Loans	4,963	10,889

Accruing Loans Past Due 90 Days or More:
Consumer	—	8
Total Accruing Loans 90 Days or More Past Due	—	8
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	4,963	10,897

Troubled Debt Restructurings, Accruing
Real Estate
Residential	613	650
Commercial	1,674	2,861
Commercial and Industrial	16	80
Total Troubled Debt Restructurings, Accruing	2,303	3,591
Total Nonperforming Loans	7,266	14,488

Real Estate Owned:
Residential	36	—
Commercial	—	208
Total Real Estate Owned	36	208
Total Nonperforming Assets	$7,302	$14,696

Nonaccrual Loans to Total Loans	0.49%	1.04%
Nonperforming Loans to Total Loans	0.71	1.39
Nonperforming Assets to Total Assets	0.51	1.04
At December 31, 2021, we had no loans 90 days or more past due that were still accruing interest. At December 31, 2021, we had no loans that were not classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.
Nonperforming assets decreased $7.4 million to $7.3 million at December 31, 2021, compared to $14.7 million at December 31, 2020. Nonperforming loans decreased $7.2 million to $7.3 million at December 31, 2021 compared to $14.5 million at December 31, 2020. The respective decreases are primarily attributable to the sale and full payoff in the current year of two of the Bank’s larger nonperforming commercial real estate loans that were secured by hotels totaling $6.7 million.

The following table presents the components of the ratio of nonaccrual loans to total loans at the dates indicated.

	2021			2020
December 31,	Nonaccrual Loans	Total Loans	Nonaccrual Loans to Total Loans	Nonaccrual Loans	Total Loans	Nonaccrual Loans to Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$1,393	$320,798	0.43%	$1,841	$344,142	0.53%
Commercial	2,058	392,124	0.52	7,102	373,555	1.90
Construction	—	85,028	—	—	72,600	—
Commercial and Industrial	1,496	89,010	1.68	1,897	126,813	1.50
Consumer	16	122,152	0.01	49	113,854	0.04
Other	—	11,684	—	—	13,789	—
Total	$4,963	$1,020,796	0.49%	$10,889	$1,044,753	1.04%
Nonaccrual loans decreased $5.9 million to $5.0 million at December 31, 2021 compared to $10.9 million at December 31, 2020. Nonaccrual commercial real estate loans decreased $5.0 million to $2.1 million at December 31, 2021 compared to $7.1 million at December 31, 2020 primarily related to the sale and full payoff in the current year of two of the Bank’s nonperforming commercial real estate loans that were secured by hotels totaling $6.7 million.
Loans in Forbearance. Section 4013 of the CARES Act and regulatory guidance promulgated by federal banking regulators provides temporary relief from accounting and financial reporting requirements for TDRs regarding certain loan modifications related to COVID-19. Specifically, the CARES Act provides that the Bank may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and suspend any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. The Company worked with its borrowers impacted by COVID-19 to defer payments. The Bank provided borrower support and relief through short-term loan forbearance options by primarily allowing: (a) deferral of three- to six-months of payments; or (b) for consumer loans not secured by a real estate mortgage, three months of interest-only payments that also extends the maturity date of the loan by three months. In certain circumstances, additional deferral periods were granted.
At December 31, 2020, there were 31 loans in forbearance totaling $24.1 million, or 2.3% of total loans, for borrowers impacted by the COVID-19 pandemic, including $19.8 million of commercial real estate loans. All loans exited forbearance in 2021 except a $1.9 million commercial real estate loan secured by a hotel, which was considered a troubled debt restructuring upon providing an additional forbearance period and modified payment terms. The loan was substandard rated at December 31, 2021 and 2020, respectively, and designated as a nonaccrual loan in 2021.
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
The Company uses an eight-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are not considered criticized and are aggregated as “pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as loss are considered uncollectible and of such little value that continuance as an asset is not warranted.
As part of the periodic exams of the Bank by the FDIC and the Pennsylvania Department of Banking and Securities, the staff of such agencies reviews our classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. The following table shows the principal amount of special mention and classified loans at December 31, 2021 and 2020.

December 31,	2021	2020
(Dollars in Thousands)

Special Mention	$55,579	$46,515
Substandard	15,069	27,042
Doubtful	512	609
Loss	—	—
Total	$71,160	$74,166
The total amount of special mention and classified loans decreased $3.0 million, or 4.1%, to $71.2 million at December 31, 2021, compared to $74.2 million at December 31, 2020. The decrease of $12.0 million in the substandard category as of December 31, 2021 compared to December 31, 2020 was mainly from the sale or full payoff in the current year of two of the Bank’s nonperforming commercial real estate loans that were secured by hotels totaling $6.7 million and a $1.9 million commercial and industrial loan. The increase of $9.1 million in the special mention loan category is primarily due to pandemic-related cash flow issues on construction loan projects and downgrade of commercial and industrial loans in the senior housing industry partially offset by a decrease of commercial real estate loans secured by hotels that were upgraded to a pass rating due to improved occupancy rates from an increase in travel in 2021 as the COVID-19 vaccine rollout occurred.
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

Year Ended December 31,	2021	2020
(Dollars in Thousands)

Balance at Beginning of Year	$12,771	$9,867
Provision for Loan Losses	(1,125)	4,000
Charge-offs:
Real Estate:
Residential	(13)	(65)
Commercial	(40)	(931)
Construction	—	—
Commercial and Industrial	—	—
Consumer	(213)	(329)
Other	—	—
Total Charge-offs	(266)	(1,325)

Recoveries:
Real estate:
Residential	17	6
Commercial	—	28
Construction	—	—
Commercial and Industrial	43	33
Consumer	142	162
Other	—	—
Total Recoveries	202	229
Net Charge-offs	(64)	(1,096)
Balance at End of Year	$11,582	$12,771

Allowance for Loan Losses to Total Loans	1.13%	1.22%
Allowance for Loan Losses to Nonaccrual Loans	233.37	117.28
Allowance for Loan Losses to Nonperforming Loans	159.40	88.15
Net Charge-offs to Average Loans	0.01	0.11
The allowance for loan losses decreased $1.2 million, or 9.3%, to $11.6 million at December 31, 2021, compared to $12.8 million at December 31, 2020. Allowance for loan losses to total loans decreased 9 basis points to 1.13% at December 31, 2021 compared to 1.22% at December 31, 2020. The COVID-19 pandemic resulted in an increase in unemployment and recessionary economic conditions in 2020. Based on evaluation of the macroeconomic conditions, the qualitative factors used in the allowance for loan loss analysis were increased in 2020 primarily related to economic trends and industry conditions as a result of the pandemic and vulnerable industries such as hospitality and retail. In addition, an increase in commercial real estate loans combined with an increase in the historical loss factor primarily related to a $931,000 commercial real estate loan charge-off resulted in an increase in commercial real estate loan loss reserves in 2020. The combination of these factors primarily resulted in a $4.0 million provision for loan losses for the year ended December 31, 2020. There was a net recovery of $1.1 million of provision for loan losses for the year ended December 31, 2021. Improving economic and industry conditions resulting in a decrease in qualitative factors, as well as a decrease in specifically impaired loans, contributed to the net recovery in the current period.
The ratio of allowance for loan losses to nonaccrual loans ratio increased to 233.37% at December 31, 2021, compared to 117.28% at December 31, 2020. Nonaccrual loans decreased $5.9 million to $5.0 million at December 31, 2021 compared to $10.9 million at December 31, 2020. Nonaccrual commercial real estate loans decreased $5.0 million to $2.1 million at December 31, 2021 compared to $7.1 million at December 31, 2020 primarily related to the sale and full payoff in the current year of two of the Bank’s nonperforming commercial real estate loans that were secured by hotels totaling $6.7 million.

Net charge-offs were $64,000 or 0.01% to average loans, during 2021 compared to $1.1 million, or 0.11% to average loans, during 2020. The decrease was primarily related to the $931,000 commercial real estate loan charge-off of a hotel loan in the prior year. This loan was sold in 2021 and resulted in the recognition of an $897,000 gain on sale. The following table presents the ratio of net charge-offs (recoveries) as a percent of average loans for the periods indicated.

Year Ended December 31,	2021	2020

Real Estate:
Residential	—%	0.02%
Commercial	0.01	0.25
Construction	—	—
Commercial and Industrial	(0.04)	(0.03)
Consumer	0.06	0.14
Other	—	—
Total Loans	0.01%	0.11%
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

	2021		2020
December 31,	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)
(Dollars in Thousands)

Real Estate:
Residential	$1,420	31.4%	$2,249	32.9%
Commercial	5,960	38.5	6,010	35.9
Construction	1,249	8.3	889	6.9
Commercial and Industrial	1,151	8.7	1,423	12.1
Consumer	1,050	12.0	1,283	10.9
Other	—	1.1	—	1.3
Total Allocated Allowance	10,830	100.0	11,854	100.0
Unallocated	752	—	917	—
Total Allowance for Loan Losses	$11,582	100.0%	$12,771	100.0%
(1)Represents percentage of loans in each category to total loans
Reconciliations of Non-GAAP Financial Measures to GAAP
Reconciliations of non-GAAP financial measures discussed in this Report to the most directly comparable GAAP financial measures are included in the following tables.
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

Year Ended December 31,	2021	2020
(Dollars in Thousands)

Interest Income per Consolidated Statements of Income (Loss) (GAAP)	$43,557	$47,467
Adjustment to FTE Basis	172	211
Interest Income (FTE) (Non-GAAP)	43,729	47,678
Interest Expense per Consolidated Statements of Income (Loss) (GAAP)	3,405	5,563
Net Interest Income (FTE) (Non-GAAP)	$40,324	$42,115
Net Interest Income (GAAP)	$40,152	$41,904

Divided by : Average Interest Earning Assets	$1,373,379	$1,268,833

Net Interest Margin (GAAP)	2.92%	3.30%
Adjustment to FTE Basis	0.02	0.02
Net Interest Margin (FTE) (Non-GAAP)	2.94%	3.32%

Net Interest Rate Spread (GAAP)	2.81%	3.13%
Adjustment to FTE Basis	0.01	0.02
Net Interest Rate Spread (FTE) (Non-GAAP)	2.82%	3.15%
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

December 31,	2021	2020
(Dollars in Thousands, Except Share and Per Share Data)

Stockholders' Equity (GAAP) (Numerator)	$133,124	$134,530
Goodwill and Other Intangible Assets, Net	(15,027)	(18,131)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$118,097	$116,399

Common Shares Outstanding (Denominator)	5,260,672	5,434,374

Book Value per Common Share (GAAP)	$25.31	$24.76
Tangible Book Value per Common Share (Non-GAAP)	$22.45	$21.42
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
The Bank regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Bank believes that it had sufficient liquidity at December 31, 2021, to satisfy its short- and long-term liquidity needs at that date.
The Bank’s most liquid assets are cash and due from banks, which totaled $119.7 million at December 31, 2021. Unpledged securities, which provide an additional source of liquidity, totaled $54.3 million. In addition, the Bank maintains a credit arrangement with the FHLB with a maximum borrowing limit of approximately $427.2 million and available borrowing capacity of $347.1 million as of December 31, 2021. $62.0 million was utilized toward standby letters of credit to collateralize public deposits in excess of the level insured by the FDIC and $3.0 million was utilized for advances. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on $573.5 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. The Bank also maintains a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $86.3 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by $134.6 million of commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of December 31, 2021.
At December 31, 2021, the Bank had funding commitments totaling $175.8 million, consisting primarily of commitments to originate loans, unused lines of credit and letters of credit.
At December 31, 2021, certificates of deposit due within one year of that date totaled $59.5 million, or 43.5% of total certificates of deposit. While liquidity levels at December 31, 2021 are currently sufficient, if these certificates of deposit do not remain with the Bank, the Bank may be required to seek other sources of funds. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Bank believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Bank can attract and retain deposits by adjusting the interest rates offered.
The Bank’s primary investing activities are the origination of loans and the purchase of securities. For the year ended December 31, 2021, the Bank originated $336.0 million in loans, including $34.6 million of PPP loans, compared to $465.7 million, including $71.0 million of PPP loans, for the year ended December 31, 2020.
The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to stockholders, to pay principal and interest on its subordinated debt and for other corporate purposes. At December 31, 2021, the Company (on an unconsolidated basis) had liquid assets of $20.4 million.
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
The following tables present certain of our contractual obligations at December 31, 2021.

Payment Due by Period	Total	Less Than Or Equal to One Year	More Than One to Three Years	More Than Three to Five Years	More Than Five Years
(Dollars in Thousands)

Certificates of deposit	$136,713	$59,479	$56,751	$17,187	$3,296
Other Borrowed Funds	17,601	3,000	—	—	14,601
Operating Lease Obligations	978	287	252	120	319
Total	$155,292	$62,766	$57,003	$17,307	$18,216
Capital Resources
At December 31, 2021 and 2020, respectively, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action. At December 31, 2021 and 2020, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent risk weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility.

The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at the dates indicated.

	2021		2020
December 31,	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$113,086	11.95%	$108,950	11.79%
For Capital Adequacy Purposes	42,571	4.50	41,598	4.50
To Be Well Capitalized	61,491	6.50	60,086	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	113,086	11.95	108,950	11.79
For Capital Adequacy Purposes	56,761	6.00	55,464	6.00
To Be Well Capitalized	75,682	8.00	73,952	8.00

Total Capital (to Risk-Weighted Assets)
Actual	124,668	13.18	120,520	13.04
For Capital Adequacy Purposes	75,682	8.00	73,952	8.00
To Be Well Capitalized	94,602	10.00	92,440	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	113,086	7.76	108,950	7.81
For Capital Adequacy Purposes	58,307	4.00	55,765	4.00
To Be Well Capitalized	72,884	5.00	69,706	5.00
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
For both net interset income and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates such as that experienced in the current rate environment at December 31, 2021.
The table below sets forth, as of December 31, 2021, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Income at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in Thousands)

+300	$158,579	$(5,718)	(3.5)%	12.02%	54	$43,204	$4,936	12.9%
+200	162,736	(1,561)	(1.0)	12.00	52	41,836	3,568	9.3
+100	164,795	498	0.3	11.81	33	39,743	1,475	3.9
Flat	164,297	—	—	11.48	—	38,268	—	—
-100	149,959	(14,338)	(8.7)	10.28	(120)	35,716	(2,552)	(6.7)
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are included in Part IV, Item 15 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021, based on that framework.
(c)Changes to Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference in the Proxy Statement for the 2022 Annual Meeting.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference in the Proxy Statement for the 2022 Annual Meeting.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference in the Proxy Statement for the 2022 Annual Meeting.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference in the Proxy Statement for the 2022 Annual Meeting.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm for 2021 is BKD, LLP, Pittsburgh, Pennsylvania, Auditor Firm ID 686.
Our independent registered public accounting firm for 2020 was Baker Tilly US, LLP, Pittsburgh, Pennsylvania, Auditor Firm ID 23.
Information required by this item is incorporated by reference in the Proxy Statement for the 2022 Annual Meeting.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
The financial statements filed as a part of this Form 10-K are:
	(A)	Reports of Independent Registered Public Accounting Firms;
	(B)	Consolidated Statements of Financial Condition at December 31, 2021 and 2020;
	(C)	Consolidated Statements of Income (Loss) for the Years Ended December 31, 2021 and 2020;
	(D)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020;
	(E)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021 and 2020;
	(F)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020; and
	(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits
	3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)
	3.2	Bylaws of CB Financial Services, Inc. (2)
	4.1	Form of Stock Certificate of CB Financial Services, Inc. (1)
	4.2	Description of Registrant's Securities (3)
	10.1	Employment Agreement by and between Community Bank and John H. Montgomery (4)
	10.2	Employment Agreement by and between Community Bank and Ralph Burchianti (5)
	10.3	Employment Agreement by and between Community Bank and Jamie L. Prah (6)
	10.4	Employment Agreement by and among Community Bank, Exchange Underwriters, Inc., and Richard B. Boyer dated April 14, 2014 (1)
	10.8	Split Dollar Life Insurance Agreement by and between Community Bank and John H. Montgomery, dated November 2, 2020 (7)
	10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)
	10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002, by and between First Federal Savings Bank and Richard B. Boyer (8)
	10.11	Amendment dated as of July 19, 2002, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (9)
	10.12	Amendment dated as of September 13, 2005, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (10)
	10.15	CB Financial Services, Inc., 2015 Equity Incentive Plan (11)
	10.16	CB Financial Services, Inc., 2021 Equity Incentive Plan (12)
	10.17	Subordinated Note Purchase Agreement (13)
	21	Subsidiaries
	23.1	Consent of BKD, LLP
	23.2	Consent of Baker Tilly US, LLP
	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.

	104	Cover Page Interactive Data File (embedded in Inline XBRL contained in Exhibit 101)
(1)    Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196749).
(2)    Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2021.
(3)    Incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2020, filed on March 17, 2021.
(4)    Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 14, 2020.
(5)    Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2014, filed on March 26, 2015.

(6)    Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 24, 2020.
(7)    Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 6, 2020.
(8)    Incorporated herein by reference to Exhibit 10.11 to FedFirst Financial Corporation’s Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004.
(9)    Incorporated herein by reference to Exhibit 10.2 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(10)    Incorporated herein by reference to Exhibit 10.4 to FedFirst Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
(11)    Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 16, 2015.
(12)    Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2021.
(13)    Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 10, 2021.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.

Date: March 11, 2022	By:	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John H. Montgomery	By:	/s/ Jamie L. Prah
	John H. Montgomery		Jamie L. Prah
	President and Chief Executive Officer and		Executive Vice President and Chief Financial Officer
	Director		(Principal Financial Officer)
	Date: March 11, 2022		Date: March 11, 2022

By:	/s/ Mark E. Fox	By:	/s/ Charles R. Guthrie
	Mark E. Fox		Charles R. Guthrie, CPA
	Director (Chairman of the Board)		Director (Vice Chairman of the Board)
	Date: March 11, 2022		Date: March 11, 2022

By:	/s/ Karl G. Baily	By:	/s/ Jonathan A. Bedway
	Karl G. Baily		Jonathan A. Bedway
	Director		Director
	Date: March 11, 2022		Date: March 11, 2022

By:	/s/ Richard B. Boyer	By:	/s/ Ralph Burchianti
	Richard B. Boyer		Ralph Burchianti
	Director		Senior Executive Vice President and
	Date: March 11, 2022		Chief Credit Officer and Director
Date: March 11, 2022

By:	/s/ Joseph N. Headlee	By:	/s/ John J. LaCarte
	Joseph N. Headlee		John J. LaCarte
	Director		Director
	Date: March 11, 2022		Date: March 11, 2022

By:	/s/ Roberta Robinson Olejasz	By:	/s/ William G. Petroplus
	Roberta Robinson Olejasz		William G. Petroplus
	Director		Director
	Date: March 11, 2022		Date: March 11, 2022

By:	/s/ David F. Pollock	By:	/s/ John M. Swiatek
	David F. Pollock		John M. Swiatek
	Director		Director
	Date: March 11, 2022		Date: March 11, 2022

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
CB Financial Services, Inc.
Carmichaels, Pennsylvania

Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of CB Financial Services, Inc. (Company) as of December 31, 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses
As described in Note 4 to the financial statements, the Company’s allowance for loan and lease losses (ALLL) was $11.58 million at December 31, 2021. The Company also describes in Note 1 of the financial statements the "Allowance for Loan Losses" accounting policy around this estimate. The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired and an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.
We identified the valuation of the ALLL as a critical audit matter. Auditing the allowance for loan losses involved significant judgement and complex review as there is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management's assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated allowance for loan losses included:
•Testing the design effectiveness of internal controls, including those related to technology, over the ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans, establishment of specific reserves on impaired loans, and management’s review controls over the ALLL balance as a whole
•Testing clerical and computational accuracy of the formulas within the Company’s ALLL calculation
•Testing of completeness and accuracy of the underlying data utilized in the ALLL, including reports used in management review controls over the ALLL
•Testing of the loan review function and the reasonableness of loan grades determined. Specifically, utilizing internal loan review professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on impaired loans
•Evaluating the overall reasonableness of qualitative factor adjustments to historical loss, and the appropriateness of their direction and magnitude, and the Company’s support for the direction and magnitude compared to previous years

We have served as the Company’s auditor since 2021.

/s/ BKD, LLP

Pittsburgh, Pennsylvania
March 11, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
CB Financial Services, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of CB Financial Services, Inc. and Subsidiary (the Company) as of December 31, 2020, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We served as the Company's auditor from 2006 to 2021.

Pittsburgh, Pennsylvania
March 17, 2021

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2021	2020
(Dollars in Thousands, Except Per Share and Share Data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$63,968	$145,636
Non-Interest Bearing	55,706	15,275
Total Cash and Due From Banks	119,674	160,911

Securities:
Available-for-Sale Debt Securities, at Fair Value	222,108	142,897
Equity Securities, at Fair Value	2,866	2,503
Total Securities	224,974	145,400

Loans (Net of Allowance for Loan Losses of $11,582 and $12,771 at December 31, 2021 and 2020, Respectively)	1,009,214	1,031,982
Premises and Equipment, Net	18,399	20,302
Bank-Owned Life Insurance	25,332	24,779
Goodwill	9,732	9,732
Intangible Assets, Net	5,295	8,399
Accrued Interest Receivable and Other Assets	12,859	15,215
TOTAL ASSETS	$1,425,479	$1,416,720

LIABILITIES
Deposits:
Demand Deposits	$385,775	$340,569
NOW Accounts	272,518	259,870
Money Market Accounts	192,125	199,029
Savings Accounts	239,482	235,088
Time Deposits	136,713	190,013
Total Deposits	1,226,613	1,224,569

Short-Term Borrowings	39,266	41,055
Other Borrowed Funds	17,601	8,000
Accrued Interest Payable and Other Liabilities	8,875	8,566
TOTAL LIABILITIES	1,292,355	1,282,190

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,680,993 Shares Issued and 5,260,672 and 5,434,374 Shares Outstanding, Respectively	2,367	2,367
Capital Surplus	83,294	82,723
Retained Earnings	57,534	51,132
Treasury Stock, at Cost (420,321 and 246,619 Shares, Respectively)	(9,144)	(5,094)
Accumulated Other Comprehensive Income	(927)	3,402
TOTAL STOCKHOLDERS' EQUITY	133,124	134,530
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,425,479	$1,416,720
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Year Ended December 31,	2021	2020
(Dollars in Thousands, Except Per Share and Share Data)

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$39,704	$42,883
Securities:
Taxable	2,990	3,619
Tax-Exempt	289	369
Dividends	84	79
Other Interest and Dividend Income	490	517
TOTAL INTEREST AND DIVIDEND INCOME	43,557	47,467

INTEREST EXPENSE
Deposits	3,125	5,172
Short-Term Borrowings	98	137
Other Borrowed Funds	182	254
TOTAL INTEREST EXPENSE	3,405	5,563

NET INTEREST AND DIVIDEND INCOME	40,152	41,904
(Recovery) Provision For Loan Losses	(1,125)	4,000
NET INTEREST AND DIVIDEND INCOME AFTER (RECOVERY) PROVISION FOR LOAN LOSSES	41,277	37,904

NONINTEREST INCOME
Service Fees on Deposits	2,331	2,206
Insurance Commissions	5,616	4,878
Other Commissions	521	479
Net Gain on Sales of Loans	1,143	1,391
Net Gain on Securities	526	233
Net Gain on Purchased Tax Credits	70	62
Gain on Sale of Branches	5,203	—
Net Loss on Disposal of Premises and Equipment	(3)	(61)
Income from Bank-Owned Life Insurance	553	557
Other Income (Loss)	320	(274)
TOTAL NONINTEREST INCOME	16,280	9,471

NONINTEREST EXPENSE
Salaries and Employee Benefits	19,938	19,809
Occupancy	2,968	2,797
Equipment	1,034	935
Data Processing	2,154	1,843
Federal Deposit Insurance Corporation Assessment	1,014	837
Pennsylvania Shares Tax	887	1,313
Contracted Services	4,011	2,048
Legal and Professional Fees	994	752
Advertising	749	664
Other Real Estate Owned (Income)	(183)	(69)
Amortization of Intangible Assets	1,926	2,128
Goodwill and Intangible Assets Impairment	1,178	18,693
Writedown on Premises and Equipment	2,293	1,124
Other	3,899	3,893
TOTAL NONINTEREST EXPENSE	42,862	56,767

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	14,695	(9,392)
Income Tax Expense	3,125	1,248
NET INCOME (LOSS)	$11,570	$(10,640)

EARNINGS (LOSS) PER SHARE
Basic	$2.15	$(1.97)
Diluted	2.15	(1.97)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,382,441	5,406,290
Diluted	5,392,729	5,406,290
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31,	2021	2020
(Dollars in Thousands)

Net Income (Loss)	$11,570	$(10,640)

Other Comprehensive Income:
Change in Unrealized (Loss) Gain on Available-for-Sale Debt Securities	(5,288)	1,446
Income Tax Effect	1,136	(304)

Reclassification Adjustment for Gain on Sale of Debt Securities Included in Net Income (Loss) (1)	(225)	(489)
Income Tax Effect (2)	48	103
Other Comprehensive (Loss) Income, Net of Income Tax Effect	(4,329)	756
Total Comprehensive Income (Loss)	$7,241	$(9,884)

(1)Reported in Net Gain on Securities on the Consolidated Statements of Income (Loss).
(2)Reported in Income Tax Expense on the Consolidated Statements of Income (Loss).
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Dollars in Thousands, Except Per Share and Share Data)

December 31, 2019	5,680,993	$2,367	$82,971	$66,955	$(3,842)	$2,646	$151,097
Net Loss	—	—	—	(10,640)	—	—	(10,640)
Other Comprehensive Income	—	—	—	—	—	756	756
Restricted Stock Awards Forfeited	—	—	119	—	(119)	—	—
Restricted Stock Awards Granted	—	—	(869)	—	869	—	—
Stock-Based Compensation Expense	—	—	498	—	—	—	498
Exercise of Stock Options	—	—	4	—	(82)	—	(78)
Treasury Stock Purchased, at Cost (68,434 shares)	—	—	—	—	(1,920)	—	(1,920)
Dividends Declared ($0.96 per share)	—	—	—	(5,183)	—	—	(5,183)
December 31, 2020	5,680,993	$2,367	$82,723	$51,132	$(5,094)	$3,402	$134,530
Net Income	—	—	—	11,570	—	—	11,570
Other Comprehensive Loss	—	—	—	—	—	(4,329)	(4,329)
Restricted Stock Awards Forfeited	—	—	9	—	(9)	—	—
Stock-Based Compensation Expense	—	—	566	—	—	—	566
Exercise of Stock Options	—	—	(4)	—	102	—	98
Treasury Stock Purchased, at Cost (178,252 shares)	—	—	—	—	(4,143)	—	(4,143)
Dividends Declared ($0.96 per share)	—	—	—	(5,168)	—	—	(5,168)
December 31, 2021	5,680,993	$2,367	$83,294	$57,534	$(9,144)	$(927)	$133,124
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2021	2020
(Dollars in Thousands)

OPERATING ACTIVITIES
Net (Loss) Income	$11,570	$(10,640)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Net Amortization on Securities	52	24
Depreciation and Amortization	2,435	3,340
(Recovery) Provision for Loan Losses	(1,125)	4,000
Other Intangible Asset Impairment	1,178	—
Goodwill Impairment	—	18,693
Writedown on Premises and Equipment	2,293	1,124
Lease Impairment	227	—
Gain on Securities	(526)	(233)
Gain on Sale of Branches	(5,203)	—
Gain on Purchased Tax Credits	(70)	(62)
Income from Bank-Owned Life Insurance	(553)	(557)
Proceeds From Mortgage Loans Sold	12,946	33,446
Originations of Mortgage Loans for Sale	(12,623)	(32,055)
Gain on Sales of Loans	(1,143)	(1,391)
(Gain) Loss on Sales of Other Real Estate Owned	(80)	18
Noncash Expense for Stock-Based Compensation	566	498
Decrease (Increase) in Accrued Interest Receivable	522	(575)
Loss on Disposal of Premises and Equipment	3	61
Decrease in Deferred Income Tax	(248)	(237)
Increase (Decrease) in Taxes Payable	1,888	(858)
Payments on Operating Leases	—	(515)
Decrease in Accrued Interest Payable	(281)	(220)
Other, Net	1,227	216
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,055	14,077

INVESTING ACTIVITIES
Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	38,435	104,111
Purchases of Securities	(135,015)	(68,962)
Proceeds from Sales of Securities	11,967	18,002
Proceeds from Loans Sold	12,371	—
Net Decrease (Increase) in Loans	12,737	(89,594)
Purchase of Premises and Equipment	(2,385)	(322)
Proceeds from Disposal of Premises and Equipment	845	26
Proceeds From Sales of Other Real Estate Owned	325	171
Decrease (Increase) in Restricted Equity Securities	582	(328)
NET CASH USED IN INVESTING ACTIVITIES	(60,138)	(36,896)

FINANCING ACTIVITIES
Net Increase in Deposits	104,843	106,210
Sale of Deposits, Net of Purchase Premium	(97,596)	—
(Decrease) Increase in Short-Term Borrowings	(1,789)	10,484
Principal Payments on Other Borrowed Funds	(5,000)	(6,000)
Proceeds from Issuance of Subordinated Debt, Net of Debt Issuance Costs	14,601	—
Cash Dividends Paid	(5,168)	(5,183)
Treasury Stock, Purchases at Cost	(4,143)	(1,920)
Exercise of Stock Options	98	(78)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,846	103,513
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(41,237)	80,694
CASH AND DUE FROM BANKS AT BEGINNING OF THE YEAR	160,911	80,217
CASH AND DUE FROM BANKS AT END OF THE YEAR	$119,674	$160,911

The accompanying notes are an integral part of these consolidated financial statements

Year Ended December 31,	2021	2020
(Dollars in Thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for:
Interest on Deposits and Borrowings (Including Interest Credited to Deposit Accounts of $3,432 and $5,384, Respectively)	$3,686	$5,783
Income Taxes	1,599	3,010

SUPPLEMENTAL NONCASH DISCLOSURE:
Real Estate Acquired in Settlement of Loans	73	165
Non-cash Transaction for Income Tax Receivable	—	1,311
Right of Use ("ROU") Asset Recognized	—	435
Lease Liability Recognized	—	435
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
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest income on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest and dividend income on securities, insurance commissions, and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. After the consolidation of six and sale of two branches in 2021 and consolidation of two branches in 2020, the Bank operates from 11 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania and three offices in Marshall and Ohio Counties in West Virginia. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, a full-service, independent insurance agency.
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2021 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
Use of Estimates
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statements of Financial Condition, and income and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to fair value of securities available for sale, determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, other-than-temporary impairment evaluations of securities, the valuation of deferred tax assets and the evaluation of goodwill and core deposit intangible impairment.
Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Since then, the COVID-19 pandemic has continued to evolve and mutate, including through its variants, and has adversely affected, and may continue to adversely affect, local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, localized quarantines, and government-mandated closures of certain businesses. While some of these restrictions have been eliminated or relaxed, these same or new restrictions may be implemented again. Although vaccines for COVID-19 have largely been made available in the U.S., the ultimate efficacy of the vaccines will depend on various factors, including, without limitation, the number of people who receive the vaccines as well as the vaccines’ effectiveness against contracting and spreading COVID-19 and any of its existing or new variants. The spread of the outbreak has caused significant disruptions to the U.S. economy, significant reductions in the targeted federal funds rate by the Federal Open Market Committee, and has disrupted the financial industry and real estate markets in the areas in which the Company operates, and it may continue to do so. Our net interest income is influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the monetary policy of the Federal Open Market Committee. We are unable to predict changes in market interest rates, including the targeted federal funds interest rate, which are affected by many factors beyond our control.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. On December 27, 2020, the Consolidated Appropriations Act (2021) was enacted and provides an additional $900 billion in pandemic-related relief aimed to bolster the economy, provide relief to small businesses and the unemployed, deliver additional stimulus checks to individuals and provide funding for COVID-19 testing and the administration of vaccines while also extending certain provisions of the original CARES Act stimulus package. Although the CARES Act and Consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Appropriations Act provided some relief to individuals, families and businesses, the negative impact of COVID-19 remains. The reduction in interest rates and other effects of the COVID-19 pandemic may continue to materially and adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions, including estimates regarding the allowance for loan losses, impairment of loans, impairment of securities and additional impairment of goodwill. As the vaccine rollout continues, the Company continues to operate while taking steps to ensure the safety of employees and clients; however, COVID-19 could potentially create widespread business continuity issues for the Company.
The extent to which the COVID-19 pandemic may continue to impact the Company’s business, financial condition and results of operations in future periods will depend on future developments, including the scope and duration of the pandemic and additional actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions the Company may take as may be required by government authorities or that the Company determines is in the best interests of its employees and clients. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.
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
Service Fees: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees include services fees for ATM usage, stop payment charges, statement production, ACH and wire transfers, which are recognized into income at the occurrence of an executed transaction and the point in time the Company fulfills the customer’s request. Account maintenance fees, which are primarily based on monthly maintenance activities, are earned over the course of the month, and satisfy the Company’s performance obligation. Overdraft fees are recognized as the overdrafts on customer’s accounts are incurred. The services fees are automatically withdrawn from the customer’s account balance per their account agreement with the Company. In addition, the Company earns interchange fees from debit/credit cardholder transactions conducted through the applicable payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The Company currently does not offer a cardholder rewards program.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Gains (Losses) on Sales of Other Real Estate Owned ("OREO"): The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. It is not common policy that the Company will finance an OREO property with the buyer. It is the Company’s practice to sell loan collateral recognized as an OREO property to free the Company of any additional loss exposure.
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. At December 31, 2021, the Company’s business activities are comprised of two operating segments, which are community banking and insurance brokerage services. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that segment reporting information related to EU (Insurance Brokerage Services segment) is required to be presented because the segment has adopted a board of directors that conducts board meetings independent from the Company. In addition, the segment comprises a significant amount to total noninterest income, even though the segment is less than 10% of the combined assets of the Company. See Note 19 – Segment Reporting and Related Information for more information.
Cash and Due From Banks
The Company has defined cash and due from banks as cash on hand and those amounts due from depository institutions, interest-bearing deposits with other banks with original maturities of less than 90 days, and federal funds sold. The Company maintains cash deposits in other depository institutions that occasionally exceed the amount of deposit insurance available. Management periodically assesses the financial condition of these institutions and believes that the risk of any possible credit loss is minimal.
Generally, the Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. However, as announced on March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020, in light of the shift to an ample reserves regime. This action eliminates the need to maintain balances in accounts at the Federal Reserve Bank to satisfy reserve requirements, thereby freeing up liquidity in the banking system to support lending. Therefore, at December 31, 2021, and 2020, there were no reserve requirements with the Federal Reserve Bank.
Securities
Securities are classified at the time of purchase, based on management’s intentions and ability, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and the ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and recognized as adjustments to interest income. Unrealized holding gains and losses for available-for-sale debt securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Equity securities are measured at fair value with the change in fair value recognized in Net Gain on Securities within the noninterest income category in the Consolidated Statements of Income (Loss). Realized securities gains and losses, if any, are computed using the specific identification method. Interest and dividends on securities are recognized as income when earned.
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
Common stock of the Federal Home Loan Bank (“FHLB”) and of Atlantic Community Bankers’ Bank (“ACBB”) represent ownership in organizations that are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in ASC Sub-Topic 325-20, which requires the investment to be carried at cost and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
evaluated for impairment based on the ultimate recoverability of the par value. Included in accrued interest and other assets are FHLB stock of $3.3 million and $3.9 million at December 31, 2021 and 2020, respectively, and ACBB stock of $85,000 at December 31, 2021 and 2020.
The Company periodically evaluates its FHLB restricted stock for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at December 31, 2021, and, therefore, determined that FHLB stock was not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.
Loans Receivable and Allowance for Loan Losses
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. The Company’s loan portfolio is segmented to enable management to monitor risk and performance. The real estate loans are further segregated into three classes. Residential mortgages include those secured by residential properties and include home equity loans, while commercial mortgages consist of loans to commercial borrowers secured by commercial real estate. Construction loans typically consist of loans to build commercial buildings and acquire and develop residential real estate. The commercial and industrial segment consists of loans to finance the activities of commercial customers as well as Payroll Protection Program ("PPP") loans. The consumer segment consists primarily of indirect auto loans as well as personal installment loans and personal or overdraft lines of credit. Other loan primarily consist of municipal loans to local governments.
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
The Company uses an eight-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are not considered criticized and are aggregated as “pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as loss are considered uncollectible and of such little value that continuance as an asset is not warranted.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and regulatory guidance promulgated by federal banking regulators provide temporary relief from accounting and financial reporting requirements for TDRs regarding certain short-term loan modifications related to COVID-19. Specifically, the CARES Act provides that the Bank may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and suspend any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Any modification involving a loan that was not more than 30 days past due as of December 31, 2019 and that occurs beginning on March 1, 2020 and ends on the earlier of January 1, 2022 (as extended by the Consolidated Appropriations Act, 2021) or the date that is 60 days after the termination date of the national emergency related to the COVID-19 outbreak qualify for this exception, including a forbearance arrangement, interest rate modification, repayment plan or any other similar arrangement that defers or delays the payment of principal or interest.
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
The Bank offered forbearance options for borrowers impacted by COVID-19 that provided a short-term delay in payment by primarily allowing: (a) deferral of three to six months of payments; or (b) for consumer loans not secured by a real estate mortgage, three months of interest-only payments that also extends the maturity date of the loan by three months. During the forbearance period, the borrower was not considered delinquent for credit bureau reporting purposes. The Company elected the practical expedients related to TDRs that are available in the CARES Act and interagency guidance as an entity-wide accounting policy and did not consider any of the forbearance agreements TDRs, delinquent, or nonaccrual.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The general allowance component covers pools of homogeneous loans by loan class. Management determines historical loss experience for each segment of loans using the five-year rolling average of the net charge-off data within each segment. Qualitative and environmental factors are also considered that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience, and include levels and trends in delinquency and impaired loans; levels and trends in net charge-offs, trends in volume and terms of loans; change in underwriting, policies, procedures, practices and key personnel; national and local economic trends; industry conditions, and effects of changes in high-risk credit circumstances. The qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in the portfolio and economy. An unallocated component, which is a part of the general allowance component, is maintained to cover uncertainties that could affect the Company’s estimate of probable losses.
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
The Company grants commercial, residential, and other consumer loans to customers at its branch locations throughout southwestern Pennsylvania in Greene, Washington, Allegheny, Fayette and Westmoreland Counties and in the panhandle of West Virginia in Marshall and Ohio Counties. Although the Company had a diversified loan portfolio at December 31, 2021 and 2020, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties within the tri-state region footprint.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Real Estate Owned
Real estate owned acquired in settlement of foreclosed loans is carried as a component of Other Assets at the lower of cost or fair value, less estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against noninterest expense. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. Real estate owned was $36,000 and $208,000 at December 31, 2021 and 2020, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded goodwill impairment of $18.7 million for the year ended December 31, 2020 and did not record any goodwill impairment for the year ended December 31, 2021.
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles acquired in mergers, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing at last annually. The amortization expense represents the estimated decline in value of the underlying asset. Core deposit intangibles are primarily amortized over 6.5 to 9.3 years on the straight-line method. Customer renewal lists are amortized over their estimated useful lives of 9.5 years. We monitor other intangibles for impairment and evaluate carrying amounts, as necessary. Estimates and assumptions are used in determining the fair value of other intangible assets. There were no events or changes in circumstances indicating impairment of other intangible assets at December 31, 2021.
Future events could cause us to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment. Any resulting impairment could have a material adverse impact on the Company’s financial condition and results of operations. Refer to Note 6—Goodwill and Intangible Assets for additional details.
Mortgage Servicing Rights (“MSRs”)
The Company has agreements for the express purpose of selling loans in the secondary market. The Company maintains all servicing rights for these loans. MSRs are recognized when commitments are made to fund a loan to be sold and are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized in proportion to sold mortgages that are serviced and are included in Accrued Interest Receivable and Other Assets on the accompanying Consolidated Statements of Financial Condition.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against servicing fee income in Other Income (Loss) within the noninterest income category in the Consolidated Statements of Income (Loss).
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income is comprised of unrealized holding gains on available-for-sale debt securities, net of tax.
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
Stock-Based Compensation
In 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to provide officers, employees and directors of the Company and the Bank with additional incentives to promote the growth and performance of the Company and to further align their interests with those of the Company’s stockholders through the ownership of additional common stock of the Company. In addition, the 2021 Plan provides the Company with flexibility to continue to attract and retain highly qualified officers and directors by offering a competitive compensation program that is linked to the performance of the Company's common stock. The effective date of the 2021 Plan was May 19, 2021, which was the date the 2021 Plan satisfied the applicable stockholder approval requirement. The 2021 Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the 2021 Plan on or after the day immediately prior to the ten-year anniversary of the effective date of the 2021 Plan.
Awards may be granted under the 2021 Plan as incentive and non-statutory stock options, restricted stock awards, restricted stock units or any combination thereof, The maximum number of shares of Company common stock that may be delivered to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
participants under the 2021 Plan is equal to 500,000 shares of Company common stock (the “Share Limit”). Shares of Company common stock subject to the Share Limit may be issued pursuant to grants of stock options, restricted stock awards or restricted stock units, provided, however that the Share Limit is reduced, on a one-for-one basis, for each share of common stock subject to a stock option grant, and on a two and one-half-for-one basis for each share of common stock issued pursuant to restricted stock awards or restricted stock unit awards. If any award granted under the 2021 Plan expires, terminates, is canceled or is forfeited without being settled or exercised or is settled without the issuance of shares of common stock, shares of Company common stock subject to such award will be made available for future grant under the 2021 Plan. If any shares are surrendered or tendered to pay the exercise price of a stock option, such shares will not again be available for grant under the 2021 Plan. In addition, shares of common stock withheld in payment for purposes of satisfying tax withholding obligations with respect to an award do not become available for re-issuance under the 2021 Plan. Employees and directors of the Company or its subsidiaries are eligible to receive awards under the 2021 Equity Incentive Plan, except that non-employees may not be granted incentive stock options.
In 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which has similar characteristics to the 2021 Plan. The effective date of the 2015 Plan was May 20, 2015. The 2015 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2021 Plan, no more awards can be granted under the 2015 Plan. The 2015 Plan reserved an aggregate number of shares, of which two-thirds of the shares (271,431) could be issued as stock options and one-third of the shares (135,715) could be be issued as restricted stock awards or units.
ASC Topic 718, Compensation – Stock Compensation, requires recognizing the compensation cost in the financial statements for stock-based payment transactions. Stock option expense is measured based on the grant date fair value of the stock options issued. The per share fair value of stock options granted is calculated using the Black-Scholes-Merton option pricing model, using assumptions for expected life, expected dividend yield, risk-free interest rate and an expected volatility. The Company uses the simplified method to determine the expected term because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The stock option exercise price is equal to the market value on the date of grant. Restricted stock award expense is measured based on the market price of the Company’s common stock at the date of the grant. Unrecognized compensation expense is recognized ratably over the remaining service period, generally defined as the vesting period, for all nonvested restricted stock awards and stock options. Restricted stock awards and stock options are typically granted with a five year vesting period at a vesting rate of 20% per year. The contractual life of stock options is typically 10 years from the date of grant.
Advertising Costs
Advertising costs are expensed as incurred.
Impairment of Long-Lived Assets
The Company routinely performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable and are in excess of their fair value, less estimated costs to sell. If estimated recoverable amounts are lower than carrying values, assets are considered impaired and reduced to fair value with the recognized impairment charges recorded in noninterest expense in the Consolidated Statements of (Loss) Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Reclassifications
Certain comparative amounts for prior periods may have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income or stockholders’ equity.
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
In March 2020, the Financial Accounting Standard Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). The ASU is intended to help stakeholders during the global market-wide reference rate transition period. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has formed a cross-functional team to lead the transition from LIBOR to a planned adoption of an alternate index. The Company is in the process of implementing fallback language for loans or working with lead participating banks and expects to adopt the LIBOR transition relief allowed by the optional expedient under this standard. As of December 31, 2021, the Company has identified approximately $160.0 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
outstanding loan balances and a $5.0 million corporate debt security tied to the LIBOR reference rate. The Company has not yet made any contract modifications. The Company is currently evaluating the potential impact of this guidance on its consolidated statements of financial statements and results of operations.
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
In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP; and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU requires that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, debt securities, trade receivables, net investments in leases, off balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 was originally effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, including the Company, resulting in a required implementation date for the Company of January 1, 2023. Early adoption will continue to be permitted. In preparation for the implementation of this ASU, the Company has formed a cross-functional team, contracted with a third-party software provider, and is consulting with a third-party professional advisory service to assist in the model development. The Company plans to assess the overall impact by running the existing and new allowance models in parallel prior to the period of implementation. The Company expects to recognize a one-time adjustment to the allowance for loan losses upon adoption, but cannot yet determine the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial condition or results of operation.
NOTE 2—EARNINGS (LOSS) PER SHARE
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

Year Ended December 31,	2021	2020
(Dollars in Thousands, Except Share and Per Share Data)

Net Income (Loss)	$11,570	$(10,640)

Weighted-Average Basic Common Shares Outstanding	5,382,441	5,406,290
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	10,288	—
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,392,729	5,406,290

Earnings (Loss) Per Share:
Basic	$2.15	$(1.97)
Diluted	2.15	(1.97)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The dilutive effect on weighted average diluted common shares outstanding is the result of outstanding stock options and nonvested restricted stock. The following table presents as of the periods indicated (a) options to purchase shares of common stock that were outstanding but not included in the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares for the period, and (b) shares of restricted stock awards that were not included in the computation of diluted earnings per share because the hypothetical repurchase of shares under the treasury stock method exceeded the weighted average nonvested restricted awards, therefore the effects would be anti-dilutive.

Year Ended December 31,	2021	2020
Stock Options	69,741	218,683
Restricted Stock	17,100	76,190
When there is a net loss for the period, the exercise or conversion of any potential shares increases the number of shares in the denominator and results in a lower loss per share. In that situation, the potential shares are antidilutive and not included in the Company's loss per share calculation. Therefore, if there is a net loss, diluted loss per share is the same as basic loss per share.
NOTE 3—SECURITIES
The amortized cost and fair value of securities available-for-sale as of the dates indicated are as follows:

	2021
December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,992	$2	$(1,433)	$52,561
Obligations of States and Political Subdivisions	17,951	1,004	—	18,955
Mortgage-Backed Securities - Government-Sponsored Enterprises	55,373	1,468	(282)	56,559
Collateralized Mortgage Obligations - Government Sponsored Enterprises	88,493	164	(2,074)	86,583
Corporate Debt	7,481	—	(31)	7,450
Total Available-for-Sale Debt Securities	$223,290	$2,638	$(3,820)	222,108

Equity Securities:
Mutual Funds				990
Other				1,876
Total Equity Securities				2,866
Total Securities				$224,974

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020
December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$41,994	$12	$(595)	$41,411
Obligations of States and Political Subdivisions	20,672	1,321	—	21,993
Mortgage-Backed Securities - Government-Sponsored Enterprises	75,900	3,593	—	79,493
Total Available-for-Sale Debt Securities	$138,566	$4,926	$(595)	142,897

Equity Securities:
Mutual Funds				1,019
Other				1,484
Total Equity Securities				2,503
Total Securities				$145,400
The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	2021
	Less than 12 months			12 Months or Greater			Total
December 31,	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	5	$17,729	$(269)	7	$31,830	$(1,164)	12	$49,559	$(1,433)
Mortgage-Backed Securities - Government Sponsored Enterprises	8	28,772	(282)	—	—	—	8	28,772	(282)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	10	77,560	(2,074)	—	—	—	10	77,560	(2,074)
Corporate Debt	2	7,450	(31)	—	—	—	2	7,450	(31)
Total	25	$131,511	$(2,656)	7	$31,830	$(1,164)	32	$163,341	$(3,820)

	2020
	Less than 12 months			12 Months or Greater			Total
December 31,	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	7	$32,399	$(595)	—	$—	$—	7	$32,399	$(595)
Total	7	$32,399	$(595)	—	$—	$—	7	$32,399	$(595)
For debt securities, the Company does not believe any individual unrealized loss as of December 31, 2021 or 2020, represents an other-than-temporary impairment. The securities that are temporarily impaired at December 31, 2021 and 2020, relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Securities available-for-sale with a fair value of $121.0 million and $119.7 million at December 31, 2021 and 2020, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.
The scheduled maturities of securities available-for-sale are summarized as follows. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

	2021
December 31,	Amortized Cost	Fair Value
(Dollars in Thousands)

Due in One Year or Less	$2,580	$2,604
Due after One Year through Five Years	4,471	4,457
Due after Five Years through Ten Years	77,913	77,639
Due after Ten Years	138,326	137,408
Total	$223,290	$222,108
The following table presents the gross realized gain and loss on sales of debt securities, as well as gain and loss on equity securities from both sales and market adjustments for the periods indicated. All gains and losses presented in the table below are reported in Net Gain on Securities on the Consolidated Statements of Income (Loss).

Year Ended December 31,	2021	2020
(Dollars in Thousands)

Debt Securities
Gross Realized Gain	$225	$489
Gross Realized Loss	—	—
Net Gain on Debt Securities	$225	$489

Equity Securities
Net Unrealized Gain (Loss) Recognized on Securities Held	$295	$(267)
Net Realized Gain Recognized on Securities Sold	6	11
Net Gain (Loss) on Equity Securities	$301	$(256)
Net Gain on Securities	$526	$233
In 2021, the gross realized gain on the sale of debt securities of $225,000 was to recognize gains on higher-interest mortgage-backed securities that were paying down quicker than expected. In 2020, the realized gain on the sale of debt securities was recognized to mitigate investment-credit risk and to reinvest in higher yielding, longer-term investments as well as to mitigate call risk in a declining interest rate environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4—LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES
The following table summarizes the major classifications of loans as of the dates indicated:

December 31,	2021	2020
(Dollars in Thousands)

Real Estate:
Residential	$320,798	$344,142
Commercial	392,124	373,555
Construction	85,028	72,600
Commercial and Industrial	89,010	126,813
Consumer	122,152	113,854
Other	11,684	13,789
Total Loans	$1,020,796	$1,044,753
Allowance for Loan Losses	(11,582)	(12,771)
Loans, Net	$1,009,214	$1,031,982
The CARES Act was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic, which included authorizing the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). On April 16, 2020, the original $349 billion funding cap was reached. On April 23, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Enhancement Act”) was signed into law and included an additional $484 billion in COVID-19 relief, including allocating an additional $310 billion to replenish the PPP. PPP was designed to help small businesses keep their workforce employed and cover expenses during the COVID-19 crisis. Under the PPP, participating SBA and other qualifying lenders originated loans to eligible businesses that are fully guaranteed by the SBA as to principal and accrued interest, have more favorable terms than traditional SBA loans and may be forgiven if the proceeds are used by the borrower for certain eligible purposes. PPP loans have an interest rate of 1% per annum. Loans issued prior to June 5, 2020 have a term to maturity of two-years and loans issued after June 5, 2020 have a term to maturity of five-years. The PPP Flexibility Act of 2020 extended the deferral period for borrower payments of principal, interest, and fees on all PPP loans to the date that the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period). Previously the deferral period could end after six months. In 2020, the Bank received a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which was offset by a 0.75% third-party servicing agent fee.
The SBA reopened the PPP in January 2021 and began accepting applications for both First Draw and Second Draw PPP Loans. Second Draw PPP Loans were available for certain eligible borrowers that previously received a PPP loan. A Second Draw PPP Loan has the same general terms as the First Draw PPP Loan. A borrower was generally eligible for a Second Draw PPP Loan if the borrower previously received a First Draw PPP Loan and will or had used the full amount only for authorized uses, had no more than 300 employees, and demonstrated at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. For most borrowers, the maximum amount of a Second Draw PPP Loan was 2.5x average monthly 2019 or 2020 payroll costs up to $2.0 million. Loan payments are deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 weeks or 24 weeks). For PPP loans made in 2021, the processing fee from the SBA was the lesser of 50% or $2,500 for loans up to $50,000, 5% for loans greater than $50,000 and up to $350,000, 3% for loans greater than $350,000 and less than $2.0 million and 1% for loans of at least $2.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents PPP loan activity segregated by loans originated in 2020 and 2021.

	2020			2021			Total
	Number of Loans	Principal Balance	Net Deferred Origination Fees	Number of Loans	Principal Balance	Net Deferred Origination Fees	Number of Loans	Principal Balance	Net Deferred Origination Fees
(Dollars in Thousands)

PPP Loans Originated	639	$71,057	$2,202	218	$34,617	$1,268	857	$105,674	$3,470
PPP Loan Forgiveness Through December 31, 2021	605	69,374	2,152	97	11,027	478	702	80,401	2,630
Principal Payments or Net Deferred Origination Fees Recognized on Unforgiven PPP Loans	—	70	33	—	2	129	—	72	162
PPP Loans Remaining at December 31, 2021	34	$1,613	$17	121	$23,588	$661	155	$25,201	$678

PPP Loans Remaining, Net of Deferred Fees at December 31, 2021		$1,596			$22,927			$24,523
Net deferred origination fees on PPP loans totaled $3.5 million, of which $1.7 million and $1.1 million was recognized during the years ended December 31, 2021 and 2020. All PPP loans are classified as commercial and industrial loans. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.
Total unamortized net deferred loan fees were $1.9 million and $2.0 million at December 31, 2021 and 2020, respectively. $678,000 and $1.1 million of net deferred PPP loan origination fees were unearned as of December 31, 2021 and 2020.
The following table presents loans summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of dates indicated. At December 31, 2021 and 2020, there were no loans in the criticized category of loss.

	2021
December 31,	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$317,964	$845	$1,989	$—	$320,798
Commercial	355,895	27,168	9,061	—	392,124
Construction	69,441	13,035	2,552	—	85,028
Commercial and Industrial	72,584	14,463	1,451	512	89,010
Consumer	122,136	—	16	—	122,152
Other	11,616	68	—	—	11,684
Total Loans	$949,636	$55,579	$15,069	$512	$1,020,796

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020
December 31,	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$340,573	$1,115	$2,454	$—	$344,142
Commercial	320,358	37,482	15,715	—	373,555
Construction	68,343	53	4,204	—	72,600
Commercial and Industrial	113,797	7,787	4,620	609	126,813
Consumer	113,805	—	49	—	113,854
Other	13,711	78	—	—	13,789
Total Loans	$970,587	$46,515	$27,042	$609	$1,044,753
The decrease of $12.0 million in the substandard category as of December 31, 2021 compared to December 31, 2020 was mainly from the sale or full payoff in the current year of two of the Bank’s nonperforming commercial real estate loans that were secured by hotels totaling $6.7 million and a $1.9 million commercial and industrial loan.
The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	2021
December 31,	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$317,583	$1,805	$17	$—	$1,822	$1,393	$320,798
Commercial	389,522	544	—	—	544	2,058	392,124
Construction	85,028	—	—	—	—	—	85,028
Commercial and Industrial	87,407	107	—	—	107	1,496	89,010
Consumer	121,636	419	81	—	500	16	122,152
Other	11,684	—	—	—	—	—	11,684
Total Loans	$1,012,860	$2,875	$98	$—	$2,973	$4,963	$1,020,796

	2020
December 31,	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$339,067	$2,919	$315	$—	$3,234	$1,841	$344,142
Commercial	365,712	1	740	—	741	7,102	373,555
Construction	72,600	—	—	—	—	—	72,600
Commercial and Industrial	124,916	—	—	—	—	1,897	126,813
Consumer	112,952	784	61	8	853	49	113,854
Other	13,789	—	—	—	—	—	13,789
Total Loans	$1,029,036	$3,704	$1,116	$8	$4,828	$10,889	$1,044,753

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The decrease in nonaccrual commercial real estate loans at December 31, 2021 compared to December 31, 2020 is primarily related to the sale and full payoff in the current year of two of the Bank’s nonperforming commercial real estate loans that were secured by hotels totaling $6.7 million.
Total unrecorded interest income related to nonaccrual loans was $122,000 and $233,000 for the year ended December 31, 2021 and 2020, respectively.
A summary of the loans considered impaired and evaluated for impairment as of the dates indicated are as follows:

	2021
December 31,	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in Thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,133	$—	$1,137	$1,158	$46
Commercial	9,733	—	9,787	27,207	927
Construction	540	—	540	887	34
Commercial and Industrial	1,979	—	2,286	3,230	49
Total With No Related Allowance Recorded	$13,385	$—	$13,750	$32,482	$1,056

With A Related Allowance Recorded:
Real Estate:
Commercial	$266	$195	$266	$421	$19
Construction	2,013	104	2,013	169	7
Total With A Related Allowance Recorded	$2,279	$299	$2,279	$1,906	$55

Total Impaired Loans:
Real Estate:
Residential	$1,133	$—	$1,137	$1,158	$46
Commercial	9,999	195	10,053	27,628	946
Construction	2,553	104	2,553	1,056	41
Commercial and Industrial	1,979	—	2,286	4,546	78
Total Impaired Loans	$15,664	$299	$16,029	$34,388	$1,111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020
December 31,	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in Thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,183	$—	$1,187	$1,194	$46
Commercial	31,865	—	32,887	37,443	1,418
Construction	4,204	—	4,204	4,013	159
Commercial and Industrial	3,296	—	3,506	3,426	89
Total With No Related Allowance Recorded	$40,548	$—	$41,784	$46,076	$1,712

With A Related Allowance Recorded:
Real Estate:
Commercial	$1,524	$293	$1,524	$1,585	$72
Commercial and Industrial	2,069	356	2,069	2,114	57
Total With A Related Allowance Recorded	$3,593	$649	$3,593	$3,699	$129

Total Impaired Loans:
Real Estate:
Residential	$1,183	$—	$1,187	$1,194	$46
Commercial	33,389	293	34,411	39,028	1,490
Construction	4,204	—	4,204	4,013	159
Commercial and Industrial	5,365	356	5,575	5,540	146
Total Impaired Loans	$44,141	$649	$45,377	$49,775	$1,841
The recorded investment of loans evaluated for impairment decreased $28.5 million at December 31, 2021 compared to December 31, 2020 and was largely related to commercial real estate loans. This was primarily the result in the current period of no longer separately evaluating for impairment certain commercial real estate loans secured by hotels that have manageable loan-to-value ratios and exhibited an ability to cash flow during the COVID-19 pandemic.
At December 31, 2020, there were 31 loans in forbearance totaling $24.1 million for borrowers impacted by the COVID-19 pandemic, including $19.8 million of commercial real estate loans. All loans exited forbearance in 2021 except a $1.9 million commercial real estate loan secured by a hotel, which was considered a troubled debt restructuring upon providing an additional forbearance period and modified payment terms. The loan was substandard rated at December 31, 2021 and 2020, respectively, and designated as a nonaccrual loan in 2021.
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $571,000 and $806,000 at December 31, 2021 and 2020, respectively.
The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms and extension of maturity date. Loans classified as TDRs consisted of 15 and 17 loans totaling $4.7 million and $4.2 million as of December 31, 2021 and 2020, respectively.
During the year ended December 31, 2021, a $3,000 residential real estate loan, a $698,000 commercial real estate loan, and an $8,000 commercial and industrial loan previously modified in TDRs paid off. During the year ended December 31, 2020, two residential real estate loans totaling $83,000 and a $1,000 commercial and industrial loan previously modified in TDRs paid off.
No TDRs subsequently defaulted during the years ended December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information at the time of modification related to loans modified as TDRs during the periods indicated.

Year Ended December 31, 2021	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in Thousands)

Real Estate
Commercial	1	$1,958	$1,958	$—
Total	1	$1,958	$1,958	$—

Year Ended December 31, 2020	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Related Allowance
(Dollars in Thousands)

Real Estate
Residential	1	$234	$234	$—
Commercial	2	1,248	1,263	—
Commercial and Industrial	1	38	38	—
Total	4	$1,520	$1,535	$—
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
The activity in the allowance for loan loss summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment as of December 31, 2021 and 2020 is summarized below:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
)Dollars in Thousands)

December 31, 2020	$2,249	$6,010	$889	$1,423	$1,283	$—	$917	$12,771
Charge-offs	(13)	(40)	—	—	(213)	—	—	(266)
Recoveries	17	—	—	43	142	—	—	202
Provision for Loan Losses (Recovery)	(833)	(10)	360	(315)	(162)	—	(165)	(1,125)
December 31, 2021	$1,420	$5,960	$1,249	$1,151	$1,050	$—	$752	$11,582
Individually Evaluated for Impairment	$—	$195	$104	$—	$—	$—	$—	$299
Collectively Evaluated for Potential Impairment	$1,420	$5,765	$1,145	$1,151	$1,050	$—	$752	$11,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in Thousands)

December 31, 2019	$2,023	$3,210	$285	$2,412	$1,417	$—	$520	$9,867
Charge-offs	(65)	(931)	—	—	(329)	—	—	(1,325)
Recoveries	6	28	—	33	162	—	—	229
Provision for Loan Losses (Recovery)	285	3,703	604	(1,022)	33	—	397	4,000
December 31, 2020	$2,249	$6,010	$889	$1,423	$1,283	$—	$917	$12,771
Individually Evaluated for Impairment	$—	$293	$—	$356	$—	$—	$—	$649
Collectively Evaluated for Potential Impairment	$2,249	$5,717	$889	$1,067	$1,283	$—	$917	$12,122
Prior to 2020, management determined historical loss experience for each segment of loans using a two-year rolling average of the net charge-off data within each loan segment, which was then used in combination with qualitative factors to calculate the general allowance component that covers pools of homogeneous loans that are not specifically evaluated for impairment. Starting in 2020, the Company began using a five-year rolling average of the net charge-off data within each segment. This change was driven by no net charge-off experience in the commercial real estate and commercial and industrial segments in the prior two-year rolling period as of March 31, 2020, which the Company determined did not represent the inherent risks in those segments. In the first quarter of 2018, the Company incurred $1.4 million of commercial and industrial charge-offs, however this period would have been removed from the look back period as of March 31, 2020 if continuing to use a two-year history. In addition, moving to a five-year history is expected to improve the calculation moving forward by capturing economic ebbs and flows over a longer period while also not heavily weighting one period of charge-off activity.
The following tables present the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of December 31, 2021 and 2020:

	2021
December 31,	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

Individually Evaluated for Impairment	$1,133	$9,999	$2,553	$1,979	$—	$—	$15,664
Collectively Evaluated for Potential Impairment	319,665	382,125	82,475	87,031	122,152	11,684	1,005,132
Total Loans	$320,798	$392,124	$85,028	$89,010	$122,152	$11,684	$1,020,796

	2020
December 31,	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

Individually Evaluated for Impairment	$1,183	$33,389	$4,204	$5,365	$—	$—	$44,141
Collectively Evaluated for Potential Impairment	342,959	340,166	68,396	121,448	113,854	13,789	1,000,612
Total Loans	$344,142	$373,555	$72,600	$126,813	$113,854	$13,789	$1,044,753
The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
(Dollars in Thousands)

Balance at December 31, 2019	$1,628
Accretable Yield	(434)
Balance at December 31, 2020	1,194
Accretable Yield	(468)
Balance at December 31, 2021	$726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are loan customers of the Company. Such loans are made in the normal course of business, and summarized as follows:

	2021	2020
(Dollars in Thousands)

Balance, January 1	$10,893	$10,802
Additions	6,644	505
Payments	(1,898)	(414)
Balance, December 31	$15,639	$10,893
NOTE 5—PREMISES AND EQUIPMENT
Major classifications of premises and equipment are summarized as follows:

	2021	2020
(Dollars in Thousands)

Land	$2,380	$3,699
Building	19,475	23,299
Leasehold Improvements	730	1,148
Furniture, Fixtures, and Equipment	10,283	11,104
Fixed Assets in Process	1,417	45
Total Premises and Equipment	34,285	39,295
Less: Accumulated Depreciation and Amortization	(15,886)	(18,993)
Premises and Equipment, Net	$18,399	$20,302
Depreciation and amortization expense on premises and equipment was $1.0 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively.
Branch Optimization and Operational Efficiency Initiatives and Impairment of Long-Lived Assets
In 2021, the Company announced the implementation of branch optimization and operational efficiency strategic initiatives to improve the Bank’s financial performance and operations in order to position the Bank for continued profitable growth through the optimization of its branch network while expanding technology and infrastructure investments in its remaining locations. The decision was the result of a comprehensive internal study that measured branch performance by comparing financial and non-financial indicators to growth opportunities, while evolving changes in consumer preferences, largely driven by the global pandemic, led to an acceleration of branch optimization efforts. The Bank also completed a comprehensive review of its branch network and operating environment to identify solutions to improve operating performance. This review prioritized profitability, efficiency, infrastructure and client experience improvements, automation in operations, and digital marketing and technology investments and the Bank is in process of implementing operational efficiencies related to individualized processes within its branch network and operating environment.
The Bank has substantially completed these initiatives through the consolidation of six branches that was completed on June 30, 2021. In addition, CB Financial, Community Bank, and Citizens Bank of West Virginia, Inc. (“Citizens Bank”) executed a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Citizens Bank agreed to purchase certain loans and other assets, and assume certain deposits and other liabilities, of the branch offices of Community Bank located in Buckhannon, West Virginia, and New Martinsville, West Virginia. The divestiture of two branches in December 2021 resulted in the sale of $102.8 million of deposits, $6.1 million of loans and $795,000 of premises and equipment and the recognition of a $5.2 million pre-tax gain on sale from a 5.0% premium paid by Citizens Bank on the assumed deposits. The branch optimization initiative reduced the Bank's branch network to 14 branches
As a result of the events and changes in circumstances associated with the branch optimization initiatives whereby six branches were consolidated and two others were divested, the Company performed assessments of the recoverability of long-lived assets to determine whether their carrying values may not be recoverable. Utilizing guidance in ASC 360, the Company performed the three step process to identify, recognize and measure the impairment of the long-lived assets.
•For the six locations that were consolidated:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
◦Three locations were written down to the fair value of the land based on the appraised value due to plans to raze the buildings.
◦Two locations were marketed for sale and were written down to fair value based on the appraised value. One of these locations was subsequently donated resulting in a $230,000 charitable donation.
◦One location was leased. Refer to Note 15 for further discussion of the impairment of the right of use asset associated with the operating lease.
•For the two branches that were divested, the fair value of the premises and equipment was determined using the contractual terms of the Agreement, whereby the premises and equipment were purchased at the acquisition date for $795,000 based on the Company's net book value, net of a $338,000 contractual discount.
For the year ended December 31, 2021, the Company recognized $2.3 million in charges on the premises and equipment as a Writedown on Premises and Equipment in the Consolidated Statements of Income (Loss).
The branch optimization and operational efficiency initiatives resulted in $7.5 million of restructuring-related and other expenses for the year ended December 31, 2021. The expenses include the aforementioned $2.3 million writedown on premises and equipment and $1.2 million impairment of intangible assets associated with the branch sales (refer to Note 6 for further information), as well as $4.1 million of expenses related to contracted services, employee severance costs, branch lease impairment (refer to Note 14 for further information), professional fees, data processing fees, charitable donations, legal and other expenses for the year ended December 31, 2021.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The COVID-19 pandemic that has impacted the U.S. and most of the world along with the government response to curtail the spread of the virus beginning in March 2020 impacted our market area, resulting in significant adverse effects on macroeconomic conditions and a substantial decrease in stock market valuations for most companies in the banking sector, including the Company. In light of the adverse circumstances resulting from COVID-19, management determined it was necessary to quantitatively evaluate goodwill for impairment at September 30, 2020.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company also considered the GPC method using trading activity of publicly traded companies that are most similar to the Company. While the banking industry typically has a sufficient level of mergers and acquisitions activity to rely on this method under the market approach, there were only seven transactions involving target institutions with assets greater than $1 billion announced since March 1, 2020 (post-COVID) through the September 30, 2020 assessment date. Of these, only two had closed. Therefore, the Company was unable to rely on this method in our analysis.
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
The Company performed qualitative assessments for the annual goodwill impairment tests completed as of October 31, 2021 and 2020, respectively to determine if there was a material change in the quantitative assessment that was performed at September 30, 2020 or other triggering events to indicate whether any further quantitative testing for impairment was necessary. The Company determined there were not significant changes in macroeconomic conditions, stock price performance, overall financial performance and other relevant or entity-specific events that it is not more likely than not that goodwill was further impaired.
The following table presents the changes in the Company's carrying amount of goodwill at the dates indicated.

Carrying Amount
(Dollars in Thousands)

December 31, 2019	$28,425
Goodwill Impairment	(18,693)
December 31, 2020 and 2021	$9,732
Intangible Assets
The following table presents a summary of intangible assets subject to amortization at the dates indicated.

	2021				2020
December 31,	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(Dollars in Thousands)

Core Deposit Intangible	$14,103	$(8,783)	$(1,178)	$4,142	$14,103	$(7,047)	$7,056
Customer List	1,800	(647)	—	1,153	1,800	(457)	1,343
Total Intangible Assets	$15,903	$(9,430)	$(1,178)	$5,295	$15,903	$(7,504)	$8,399
On June 10, 2021, an Agreement was executed with Citizens Bank pursuant to which Citizens Bank agreed to assume certain deposits of the branch offices of Community Bank located in Buckhannon, West Virginia, and in New Martinsville, West Virginia. In 2018, the Company recorded a core deposit intangible asset related to the acquisition of these two branches as part of the merger with First West Virginia Bancorp, Inc. As a result of signing the Agreement and the sale of a portion of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
deposits associated with the remaining core deposit intangible, the Company performed an evaluation to determine whether the core deposit intangible was impaired. As a result of the evaluation, the Company determined the carrying amount of the core deposit intangible was impaired $1.2 million. The Company recorded the impairment in Intangible Asset and Goodwill Impairment on the Consolidated Statements of Income (Loss).
Amortization of intangible assets totaled $1.9 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Amount
(Dollars in Thousands)

2022	$1,782
2023	1,782
2024	1,147
2025	189
2026	189
2027 and Thereafter	206
Total Estimated Intangible Asset Amortization Expense	$5,295
NOTE 7—DEPOSITS
The following table shows the maturities of time deposits for the next five years and beyond.

December 31,	2021
(Dollars in Thousands)

One Year or Less	$59,479
Over One Through Two Years	49,807
Over Two Through Three Years	6,944
Over Three Through Four Years	9,384
Over Four Through Five Years	7,803
Over Five Years	3,296
Total	$136,713
The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $40.6 million and $59.2 million as of December 31, 2021 and 2020, respectively.
The aggregate amount of demand deposits that are overdrawn and have been reclassified as loans was $192,000 and $231,000 as of December 31, 2021 and 2020, respectively.
Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are deposit customers of the Company. The total deposits of directors and executive officers was $7.3 million and $6.0 million as of December 31, 2021 and 2020, respectively.
NOTE 8—SHORT-TERM BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and may consist of borrowings with the FHLB, securities sold under agreements to repurchase or borrowings on revolving lines of credit with the Federal Reserve Bank or other correspondent banks. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are overnight sweep accounts with next-day maturities utilized by commercial customers to earn interest on their funds. U.S. government agencies, mortgage-backed securities, and collateralized mortgage obligations are pledged as collateral under these agreements in an amount at least equal to the outstanding balance and the collateral pledging requirements are monitored on a daily basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of short-term borrowings for the years indicated.

	2021		2020
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$39,266	0.17%	$41,055	0.21%
Average Balance Outstanding During the Period	43,988	0.22	37,819	0.36
Maximum Amount Outstanding at any Month End	52,777		46,123

Securities Collateralizing the Agreements at Period-End:
Carrying Value	$59,867		$46,312
Market Value	59,339		47,283
NOTE 9—OTHER BORROWED FUNDS
FHLB, Federal Reserve Bank, and Fed Fund Borrowing Arrangements
The Bank maintained a credit arrangement with the FHLB with a maximum borrowing limit of approximately $427.2 million and $421.5 million as of December 31, 2021 and 2020, respectively, and available borrowing capacity of $347.1 million at December 31, 2021. This arrangement is subject to annual renewal and is secured by a blanket security agreement on $573.5 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. Under this arrangement the Bank had available a variable rate line of credit in the amount of $150.0 million as of December 31, 2021 and 2020, of which, there was no outstanding balance as of December 31, 2021 and 2020.Fixed rate, long-term advances from the FHLB with remaining maturities are as follows at the dates indicated:

	2021		2020
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

Due in One Year	$3,000	2.41%	$2,000	2.12%
Due After One Year to Two Years	—	—	3,000	2.23
Due After Two Years to Three Years	—	—	3,000	2.41
Total	$3,000	2.41	$8,000	2.27
As an alternative to pledging securities, the FHLB periodically provides standby letters of credit on behalf of the Bank to secure certain public deposits in excess of the level insured by the FDIC. If the FHLB is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the Bank. Standby letters of credit issued on our behalf by the FHLB to secure public deposits were $62.0 million and $90.3 million as of December 31, 2021 and 2020.
The Bank maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $86.3 million that requires monthly certification of collateral, is subject to annual renewal and is secured by $134.6 million of commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million and $60.0 million as of December 31, 2021 and 2020, respectively, of which no draws had been taken.
The Company is not a party to any credit arrangements.
Subordinated Debt
In December 2021, the Company entered into a term loan in the principal amount of $15.0 million, evidenced by a term note which matures on December 15, 2031 ("2031 Note"). The 2031 Note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on any interest payment date on or after December 15, 2026 and at any time upon the occurrence of certain events. The 2031 Note initially bears a fixed interest rate of 3.875% per year to, but excluding, December 15, 2026 and thereafter at a floating rate equal to the then-current three-month term SOFR plus 280 basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
points. The 2031 Note qualifies as Tier 2 capital under regulatory guidelines. The 2031 Note is recorded on the Consolidated Statements of Financial Condition in Other Borrowed Funds, net of remaining debt issuance costs. At December 31, 2021, the principal balance and unamortized debt issuance costs for the 2031 Note were $15.0 million and $399,000, respectively.
NOTE 10—INCOME TAXES
Reconciliation of income tax provision for the periods indicated are as follows:

Year Ended December 31,	2021	2020
(Dollars in Thousands)

Current Payable	$3,373	$1,485
Deferred Benefit	(248)	(237)
Total Provision	$3,125	$1,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are as follows:

December 31,	2021	2020
(Dollars in Thousands)

Deferred Tax Assets:
Allowance for Loan Losses	$2,507	$2,715
Non-Accrual Loan Interest	65	82
Amortization of Intangibles	95	85
Unrealized Loss of AFS - Merger Tax Adjustment	789	849
Postretirement Benefits	23	25
Net Unrealized Loss on Securities	254	—
Net Unrealized Loss on Equity Securities	—	71
Stock-Based Compensation Expense	66	74
Gas Lease - Deferred Revenue	65	102
Accrued Payroll	33	—
OREO	—	48
Purchase Accounting Adjustments - Acquired Loans	156	255
Lease Liability	189	260
Right of Use Asset Impairment	43
Restructuring Costs	238	—
Other	10	4
Gross Deferred Tax Assets	4,533	4,570

Deferred Tax Liabilities:
Deferred Origination Fees and Costs	280	313
Discount Accretion	24	37
Depreciation	1,425	1,292
Net Unrealized Gain on Securities	—	933
Net Unrealized Gain on Equity Securities	37	—
Mortgage Servicing Rights	157	141
ROU Asset	194	259
Purchase Accounting Adjustments - Core Deposit Intangible	948	1,513
Purchase Accounting Adjustments - Fixed Assets	25	69
Goodwill	74	74
Other	—	5
Gross Deferred Tax Liabilities	3,164	4,636
Net Deferred Tax Assets (Liabilities)	$1,369	$(66)
Deferred taxes at December 31, 2021 and 2020, are included in Accrued Interest Receivable and Other Assets in the accompanying Consolidated Statements of Financial Condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the federal income tax expense at statutory income tax rates and the actual income tax expense on income before taxes for the periods indicated is as follows:

	2021		2020
Year Ended December 31,	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
(Dollars in Thousands)

Provision at Statutory Rate	$3,086	21.0%	$(1,972)	21.0%
State Taxes (Net of Federal Benefit)	198	1.4	116	(1.2)
Tax-Free Income	(216)	(1.5)	(276)	2.9
BOLI Income	(124)	(0.9)	(123)	1.3
Stock Options - ISO	12	0.1	29	(0.3)
Goodwill Impairment	1	—	3,594	(38.3)
Other	168	1.0	(120)	1.3
Actual Tax Expense and Effective Rate	$3,125	21.1%	$1,248	(13.3)%
The Company’s federal, Pennsylvania and West Virginia income tax returns are no longer subject to examination by applicable tax authorities for years before 2018. As of December 31, 2021 and 2020, there were no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. There were no interest or penalties accrued at December 31, 2021 and 2020.
NOTE 11—EMPLOYEE BENEFITS
Savings and Profit Sharing Plan
The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4% of an employee’s contribution at the rate of $0.25 on the dollar. All employees who are over the age of 18 and completed three months of employment are eligible to participate in the plan. The Company made contributions of $296,000 and $234,000 for the years ended December 31, 2021 and 2020, respectively, to this plan. The 401(k) Plan includes a “safe harbor” provision and a discretionary retirement contribution. The Company made contributions of $659,000 and $620,000 for the “safe harbor” provision and discretionary retirement contribution for the years ended December 31, 2021 and 2020, respectively.
Equity Incentive Plan
Details of the restricted stock award and stock option grants under the 2015 Equity Incentive Plan are summarized for the year ended December 31, 2020 as follows. The Company did not grant restricted stock awards or stock options for the year ended December 31, 2021

2020
Number of Restricted Shares Granted	42,100
Weighted Average Grant Date Common Stock Price	$20.17
Restricted Shares Market Value Before Tax	$849,000

Number of Stock Options Granted	15,000
Stock Options Market Value Before Tax	$31,000

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Life in Years	6.5
Expected Dividend Yield	5.16%
Risk-free Interest Rate	0.28%
Expected Volatility	25.8%
Weighted Average Grant Date Fair Value	$2.08
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $566,000 and $498,000 for the years ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, total unrecognized compensation expense was $65,000 and $148,000, respectively, related to stock options, and $1.3 million and $1.8 million related to restricted stock awards. At December 31, 2021, the unrecognized compensation expense related to stock options and restricted stock is expected to be recognized over the weighted average remaining vesting period of 3.67 years and 3.96 years, respectively. The Company accrued tax benefit for non-qualified stock options of $5,000 and $11,000 for the years ended December 31, 2021 and 2020, respectively.
Intrinsic value represents the amount by which the fair value of the underlying stock at December 31, 2021 and 2020, exceeds the exercise price of the stock options. The intrinsic value of outstanding stock options was $296,000 and $21,000 at December 31, 2021 and 2020, respectively.
At December 31, 2021, there were 500,000 shares of common stock available and reserved under the 2021 Plan to be issued of which a maximum of 500,000 shares may be issued as stock options and 200,000 shares may be issued as restricted stock awards or units based on the terms of the Plan whereby the Share Limit is reduced, on a one-for-one basis, for each share of common stock subject to a stock option grant, and on a two and one-half-for-one basis for each share of common stock issued pursuant to restricted stock awards or units. At December 31, 2021, no shares have been granted under the 2021 Plan. At December 31, 2020, under the 2015 Plan, 19,723 and 22,144 shares were available to be issued in connection with the exercise of stock options and restricted stock awards or units, respectively. The 2015 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2021 Plan, no more awards can be granted under the 2015 Plan.
The following table presents stock option data for the period indicated:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2020	218,683	$23.91	5.8
Exercised	(8,600)	21.29
Forfeited	(2,442)	24.18
Outstanding Options at December 31, 2021	207,641	24.01	4.8

Exercisable Options at December 31, 2021	187,015	$24.17	4.4

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options December 31, 2020	38,442	$24.40	8.0
Vested	(17,816)	26.43
Nonvested Options December 31, 2021	20,626	$22.64	7.8
The following table presents restricted stock award data for the period indicated.

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2020	76,190	$24.08	6.3
Vested	(19,600)	24.67	5.2
Forfeited	(450)	20.38
Nonvested Restricted Stock at December 31, 2021	56,140	$23.90	5.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The unused and available credit balances of financial instruments whose contracts represent credit risk are as follows:

December 31,	2021	2020
(Dollars in Thousands)

Standby Letters of Credit	$110	$120
Performance Letters of Credit	2,873	2,947
Construction Mortgages	55,597	60,312
Personal Lines of Credit	7,055	6,930
Overdraft Protection Lines	5,709	6,287
Home Equity Lines of Credit	21,187	22,110
Commercial Lines of Credit	83,316	69,738
Total	$175,847	$168,444
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
Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of December 31, 2021 and 2020.
NOTE 13—STOCKHOLDERS'S EQUITY AND REGULATORY CAPITAL
In June 2021, the Company authorized a program to repurchase up to $7.5 million of its outstanding shares of common stock. Under the program, repurchases may be transacted in the open-market or in negotiated private transactions and are conducted pursuant to a trading plan adopted in accordance with limitations set forth in Rule 10b5-1 of the Securities and Exchange Commission. The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout period. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to various factors, including but not limited to, the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of December 31, 2021, the Company had repurchased 177,156 shares at an average price of $23.24 per share for a total of $4.1 million. On February 15, 2022, the Company completed this stock repurchase program. In connection with the program, the Company repurchased a total of 308,996 shares of the Company’s common stock at an average price of $24.27 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On January 28, 2022, the Company's Board of Directors declared a cash dividend of $0.24 per outstanding share of common stock, which was paid on February 28, 2022.
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
As of December 31, 2021 and 2020, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action. At December 31, 2021 and 2020, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent risk weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at the dates indicated.

	2021		2020
December 31,	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$113,086	11.95%	$108,950	11.79%
For Capital Adequacy Purposes	42,571	4.50	41,598	4.50
To Be Well Capitalized	61,491	6.50	60,086	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	113,086	11.95	108,950	11.79
For Capital Adequacy Purposes	56,761	6.00	55,464	6.00
To Be Well Capitalized	75,682	8.00	73,952	8.00

Total Capital (to Risk-Weighted Assets)
Actual	124,668	13.18	120,520	13.04
For Capital Adequacy Purposes	75,682	8.00	73,952	8.00
To Be Well Capitalized	94,602	10.00	92,440	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	113,086	7.76	108,950	7.81
For Capital Adequacy Purposes	58,307	4.00	55,765	4.00
To Be Well Capitalized	72,884	5.00	69,706	5.00
NOTE 14—OPERATING LEASES
The Company evaluates all contracts at commencement to determine if a lease is present. In accordance with ASC Topic 842, leases are defined as either operating or finance leases. The Company's lease contracts are classified as operating leases and create operating ROU assets and corresponding lease liabilities on the Consolidated Statements of Financial Condition. The leases are primarily ROU assets of land and building for branch and loan production locations. ROU assets are reported in Accrued Interest Receivable and Other Assets and the related lease liabilities in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the lease expense, ROU assets, weighted average term, discount rate and maturity analysis of lease liabilities for operating leases for the periods and dates indicated.

Year Ended December 31,	2021	2020
(Dollars in Thousands)

Operating	$330	$547
Short-term	34	—
Variable	31	36
Total Lease Expense	$395	$583

December 31,	2021	2020
(Dollars in Thousands)

Operating Leases:
ROU Assets	$674	$1,206
Weighted Average Lease Term in Years	7.33	6.95
Weighted Average Discount Rate	2.51%	2.39%

December 31,	2021
(Dollars in Thousands)

Maturity Analysis:
Due in One Year	$287
Due After One Year to Two Years	142
Due After Two Years to Three Years	110
Due After Three Years to Four Years	75
Due After Four to Five Years	45
Due After Five Years	319
Total	$978
Less: Present Value Discount	101
Lease Liabilities	$877
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
Based on the analysis, the Company concluded that the ROU asset for this branch was fully impaired as of June 30, 2021, resulting in a remaining ROU carrying value of zero and the recognition of a $227,000 impairment for year ended December 31, 2021. The impairment was recognized in Occupancy expense on the Consolidated Statements of Income (Loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15—MORTGAGE SERVICING RIGHTS
The following table presents MSR activity and net carrying values for the periods indicated.

	Servicing Rights	Valuation Allowance	Net Carrying Value
(Dollars in Thousands)

December 31, 2019	$1,001	$(71)	$930
Additions	280	—	280
Amortization	(252)	—	(252)
Valuation Allowance Adjustment	—	(302)	(302)
December 31, 2020	$1,029	$(373)	$656
Additions	100	—	100
Amortization	(300)	—	(300)
Valuation Allowance Adjustment	—	274	274
December 31, 2021	$829	$(99)	$730
Amortization of MSRs and the period change in the valuation allowance are reported in Other Income on the Consolidated Statements of Income (Loss).
Real estate loans serviced for others, which are not included in the Consolidated Statements of Financial Condition, totaled $96.4 million and $105.8 million at December 31, 2021 and 2020, respectively.
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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
including market research publications. There were no transfers from Level 1 to Level 2 and no transfers into or out of Level 3 during the years ended December 31, 2021 and 2020, respectively.

December 31,	Fair Value Hierarchy	2021	2020
(Dollars in Thousands)

Securities:
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$52,561	$41,411
Obligations of States and Political Subdivisions	Level 2	18,955	21,993
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	56,559	79,493
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	86,583	—
Corporate Debt	Level 2	7,450	—
Total Available-for-Sale Debt Securities		222,108	142,897

Equity Securities
Mutual Funds	Level 1	990	1,019
Other	Level 1	1,876	1,484
Total Equity Securities		2,866	2,503
Total Securities		$224,974	$145,400
The following table presents the financial assets measured at fair value on a nonrecurring basis on the Consolidated Statements of Financial Condition as of the dates indicated by level within the fair value hierarchy. The table also presents the significant unobservable inputs used in the fair value measurements. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include quoted market prices for identical assets classified as Level 1 inputs or observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

Financial Asset	Fair Value Hierarchy	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Impaired Loans Individually Assessed	Level 3	$1,980	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	15.8%
MSRs	Level 3	141	Discounted Cash Flow	Discount Rate	9%	to	11%	10.2%
				Prepayment Speed	12%	to	24%	16.0%
OREO	Level 3	36	Appraisal of Collateral (1)	Liquidation Expenses (2)	10%	to	30%	26.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Asset	Fair Value Hierarchy	December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Impaired Loans Individually Assessed	Level 3	$2,944	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	—
MSRs	Level 3	656	Discounted Cash Flow	Discount Rate	9%	to	11%	10.0%
				Prepayment Speed	12%	to	27%	18.7%
OREO	Level 3	34	Appraisal of Collateral (1)	Liquidation Expenses (2)	10%	to	30%	—
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
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At December 31, 2021 and 2020, the fair value of impaired loans consists of the loan balance of $2.3 million and $3.6 million less their specific valuation allowances of $299,000 and $649,000, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments at the dates indicated are as follows:

		2021		2020
December 31,	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$63,968	$63,968	$145,636	$145,636
Non-Interest Bearing	Level 1	55,706	55,706	15,275	15,275
Securities	See Above	224,974	224,974	145,400	145,400
Loans, Net	Level 3	1,009,214	1,039,980	1,031,982	1,073,633
Restricted Stock	Level 2	3,403	3,403	3,984	3,984
Mortgage Servicing Rights	Level 3	730	773	656	656
Accrued Interest Receivable	Level 2	3,350	3,350	3,872	3,872
Financial Liabilities:
Deposits	Level 2	1,226,613	1,227,653	1,224,569	1,231,606
Short-term Borrowings	Level 2	39,266	39,266	41,055	41,055
Other Borrowed Funds
FHLB Borrowings	Level 2	3,000	3,000	8,000	8,067
Subordinated Debt	Level 2	14,601	15,000	—	—
Accrued Interest Payable	Level 2	486	486	767	767
NOTE 17—OTHER NONINTEREST EXPENSE
The details for other noninterest expense for the Company’s Consolidated Statements of Income (Loss) are as follows:

Year Ended December 31,	2021	2020
(Dollars in Thousands)

Non-employee Compensation	$611	$591
Printing and Supplies	281	493
Postage	312	244
Telephone	612	521
Charitable Contributions	323	128
Dues and Subscriptions	156	188
Loan Expenses	390	562
Meals and Entertainment	122	64
Travel	107	109
Training	52	37
Bank Assessment	180	175
Insurance	233	232
Miscellaneous	520	549
TOTAL OTHER NONINTEREST EXPENSE	$3,899	$3,893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Financial information pertaining only to CB Financial Services, Inc., is as follows:
Statements of Financial Condition

December 31,	2021	2020
(Dollars in Thousands)

ASSETS
Cash and Due From Banks	$18,567	$3,466
Equity Securities, at Fair Value	1,877	1,484
Investment in Community Bank	126,262	128,985
Other Assets	1,123	611
TOTAL ASSETS	$147,829	$134,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Borrowings	$14,601	$—
Other Liabilities	104	16
Stockholders' Equity	133,124	134,530
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$147,829	$134,546
Statements of Income (Loss)

Year Ended December 31,	2021	2020
(Dollars in Thousands)

Interest and Dividend Income	$71	$61
Dividend from Bank Subsidiary	9,675	3,884
Interest Expense	37	—
Net Interest and Dividend Income	9,709	3,945
Net Gain (Loss) on Securities	329	(279)
Noninterest Expense	12	11
Income Before Undistributed Net Income (Loss) of Subsidiary and Income Tax Expense (Benefit)	10,026	3,655
Undistributed Net Income (Loss) of Subsidiary	1,607	(14,342)
Income (Loss) Before Income Tax Expense (Benefit)	11,633	(10,687)
Income Tax Expense (Benefit)	63	(47)
NET INCOME (LOSS)	$11,570	$(10,640)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of Cash Flows

Year Ended December 31,	2021	2020
(Dollars in Thousands)

OPERATING ACTIVITIES
Net Income (Loss)	$11,570	$(10,640)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Undistributed Net (Income) Loss of Subsidiary	(1,607)	14,342
Noncash Expense for Stock-Based Compensation	566	498
(Gain) Loss on Equity Securities	(329)	279
Other, net	(423)	(229)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,777	4,250

INVESTING ACTIVITIES
Purchases of Equity Securities	(100)	(159)
Proceeds from Sales of Equity Securities	36	109
NET CASH USED IN INVESTING ACTIVITIES	(64)	(50)

FINANCING ACTIVITIES
Net Proceeds from Other Borrowings	14,601	—
Cash Dividends Paid	(5,168)	(5,183)
Treasury Stock, Purchases at Cost	(4,143)	(1,920)
Exercise of Stock Options	98	(78)
NET PROVIDED BY (CASH USED) IN FINANCING ACTIVITIES	5,388	(7,181)

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	15,101	(2,981)
CASH AND DUE FROM BANKS AT BEGINNING OF THE YEAR	3,466	6,447
CASH AND DUE FROM BANKS AT END OF THE YEAR	$18,567	$3,466
The Parent Company's Statements of Comprehensive Income (Loss) and Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Changes in Stockholders' Equity and are not presented.
NOTE 19—SEGMENT REPORTING AND RELATED INFORMATION
At December 31, 2021, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial Services, Inc. is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents selected financial data for the Company’s subsidiaries and consolidated results for 2021 and 2020.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in Thousands)

December 31, 2021
Assets	$1,425,588	$5,110	$147,829	$(153,048)	$1,425,479
Liabilities	1,299,325	1,731	14,705	(23,406)	1,292,355
Stockholders' Equity	126,263	3,379	133,124	(129,642)	133,124

December 31, 2020
Assets	$1,416,132	$5,379	$134,546	$(139,337)	$1,416,720
Liabilities	1,287,148	2,325	16	(7,299)	1,282,190
Stockholders' Equity	128,984	3,054	134,530	(132,038)	134,530

Year Ended December 31, 2021
Interest and Dividend Income	$43,481	$6	$9,746	$(9,676)	$43,557
Interest Expense	3,368	—	37	—	3,405
Net Interest and Dividend Income	40,113	6	9,709	(9,676)	40,152
(Recovery) Provision for Loan Losses	(1,125)	—	—	—	(1,125)
Net Interest and Dividend Income After (Recovery) Provision for Loan Losses	41,238	6	9,709	(9,676)	41,277
Noninterest Income	10,338	5,613	329	—	16,280
Noninterest Expense	38,810	4,040	12	—	42,862
Undistributed Net Income of Subsidiary	1,105	—	1,607	(2,712)	—
Income Before Income Tax Expense	13,871	1,579	11,633	(12,388)	14,695
Income Tax Expense	2,588	474	63	—	3,125
Net Income	$11,283	$1,105	$11,570	$(12,388)	$11,570

Year Ended December 31, 2020
Interest and Dividend Income	$47,402	$4	$3,945	$(3,884)	$47,467
Interest Expense	5,563	—	—	—	5,563
Net Interest and Dividend Income	41,839	4	3,945	(3,884)	41,904
Provision for Loan Losses	4,000	—	—	—	4,000
Net Interest and Dividend Income After Provision for Loan Losses	37,839	4	3,945	(3,884)	37,904
Noninterest Income (Loss)	4,924	4,826	(279)	—	9,471
Noninterest Expense	52,998	3,758	11	—	56,767
Undistributed Net Income (Loss) of Subsidiary	780	—	(14,342)	13,562	—
(Loss) Income Before Income Tax Expense (Benefit)	(9,455)	1,072	(10,687)	9,678	(9,392)
Income Tax Expense (Benefit)	1,003	292	(47)	—	1,248
Net (Loss) Income	$(10,458)	$780	$(10,640)	$9,678	$(10,640)

