Form 10-Q
period 2022-03-31
CB Financial Services, Inc.
filed 2022-05-11
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2022, the number of shares outstanding of the Registrant’s Common Stock was 5,152,409.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2022	December 31, 2021
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$55,233	$63,968
Non-Interest Bearing	68,355	55,706
Total Cash and Due From Banks	123,588	119,674

Securities:
Available-for-Sale Debt Securities, at Fair Value	228,238	222,108
Equity Securities, at Fair Value	2,859	2,866
Total Securities	231,097	224,974
Loans, Net of Allowance for Loan Losses of $11,595 and $11,582 at March 31, 2022 and December 31, 2021, Respectively	1,009,047	1,009,214
Premises and Equipment, Net	18,349	18,399
Bank-Owned Life Insurance	25,468	25,332
Goodwill	9,732	9,732
Intangible Assets, Net	4,850	5,295
Accrued Interest Receivable and Other Assets	16,539	12,859
TOTAL ASSETS	$1,438,670	$1,425,479

LIABILITIES
Deposits:
Non-Interest Bearing Demand Deposits	400,105	385,775
NOW Accounts	280,455	272,518
Money Market Accounts	192,929	192,125
Savings Accounts	247,589	239,482
Time Deposits	129,235	136,713
Total Deposits	1,250,313	1,226,613
Short-Term Borrowings	39,219	39,266
Other Borrowings	17,607	17,601
Accrued Interest Payable and Other Liabilities	9,375	8,875
TOTAL LIABILITIES	1,316,514	1,292,355
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,701,758 Shares Issued and 5,156,897 and 5,260,672 Shares Outstanding at March 31, 2022 and December 31, 2021, Respectively	2,376	2,367
Capital Surplus	83,422	83,294
Retained Earnings	59,343	57,534
Treasury Stock, at Cost (544,861 and 420,321 Shares at March 31, 2022 and December 31, 2021, Respectively)	(12,367)	(9,144)
Accumulated Other Comprehensive Loss	(10,618)	(927)
TOTAL STOCKHOLDERS' EQUITY	122,156	133,124
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,438,670	$1,425,479
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$9,551	$10,146
Investment Securities:
Taxable	905	646
Tax-Exempt	66	78
Dividends	22	20
Other Interest and Dividend Income	72	98
TOTAL INTEREST AND DIVIDEND INCOME	10,616	10,988
INTEREST EXPENSE
Deposits	530	947
Short-Term Borrowings	19	23
Other Borrowings	174	41
TOTAL INTEREST EXPENSE	723	1,011
NET INTEREST AND DIVIDEND INCOME	9,893	9,977
Provision For Loan Losses	—	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,893	9,977
NONINTEREST INCOME
Service Fees	526	546
Insurance Commissions	1,798	1,595
Other Commissions	89	165
Net Gain on Sales of Loans	—	86
Net (Loss) Gain on Securities	(7)	447
Net Gain on Purchased Tax Credits	14	18
Net Loss on Disposal of Fixed Assets	(8)	—
Income from Bank-Owned Life Insurance	136	137
Other Income	65	180
TOTAL NONINTEREST INCOME	2,613	3,174
NONINTEREST EXPENSE
Salaries and Employee Benefits	4,565	4,894
Occupancy	686	710
Equipment	210	266
Data Processing	485	518
FDIC Assessment	209	250
PA Shares Tax	240	265
Contracted Services	587	687
Legal and Professional Fees	152	189
Advertising	116	140
Other Real Estate Owned (Income)	(38)	(38)
Amortization of Intangible Assets	445	532
Other Expense	999	982
TOTAL NONINTEREST EXPENSE	8,656	9,395
Income Before Income Tax Expense	3,850	3,756
Income Tax Expense	803	911
NET INCOME	$3,047	$2,845

EARNINGS PER SHARE
Basic	$0.59	$0.52
Diluted	0.58	0.52
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,198,194	5,434,374
Diluted	5,220,887	5,436,881
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
(Dollars in thousands)

Net Income	$3,047	$2,845

Other Comprehensive (Loss) Income:
Change in Unrealized (Loss) on Investment Securities Available-for-Sale	(12,351)	(2,851)
Income Tax Effect	2,660	612

Reclassification Adjustment for Gain on Sale of Debt Securities Included in Net Income (1)	—	(225)
Income Tax Effect (2)	—	48
Other Comprehensive (Loss), Net of Income Tax Effect	(9,691)	(2,416)
Total Comprehensive (Loss) Income	$(6,644)	$429
(1)    Reported in Net (Loss) Gain on Securities on the Consolidated Statements of Income.
(2)    Reported in Income Tax Expense on the Consolidated Statements of Income.
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2022	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2021	5,680,993	$2,367	$83,294	$57,534	$(9,144)	$(927)	$133,124
Comprehensive Loss:
Net Income	—	—	—	3,047	—	—	3,047
Other Comprehensive Loss	—	—	—	—	—	(9,691)	(9,691)
Restricted Stock Awards Granted	20,765	9	(9)	—	—	—	—
Restricted Stock Awards Forfeited	—	—	4	—	(4)	—	—
Stock-Based Compensation Expense	—	—	130	—	—	—	130
Exercise of Stock Options	—	—	3	—	164	—	167
Treasury stock purchased, at cost (131,840 shares)	—	—	—	—	(3,383)	—	(3,383)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,238)	—	—	(1,238)
March 31, 2022	5,701,758	$2,376	$83,422	$59,343	$(12,367)	$(10,618)	$122,156

Three Months Ended March 31, 2021	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2020	5,680,993	$2,367	$82,723	$51,132	$(5,094)	$3,402	$134,530
Comprehensive Income:
Net Income	—	—	—	2,845	—	—	2,845
Other Comprehensive Loss	—	—	—	—	—	(2,416)	(2,416)
Stock-Based Compensation Expense	—	—	121	—	—	—	121
Dividends Paid ($0.24 Per Share)	—	—	—	(1,304)	—	—	(1,304)
March 31, 2021	5,680,993	$2,367	$82,844	$52,673	$(5,094)	$986	$133,776

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2022	2021
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$3,047	$2,845
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net Amortization on Securities	17	31
Depreciation and Amortization	637	562
Loss (Gain) on Securities	7	(447)
Gain on Purchased Tax Credits	(14)	(18)
Income from Bank-Owned Life Insurance	(136)	(137)
Proceeds From Mortgage Loans Sold	—	2,251
Originations of Mortgage Loans for Sale	—	(2,165)
Gain on Sale of Loans	—	(86)
Gain on Sale of Other Real Estate Owned and Repossessed Assets	(1)	—
Noncash Expense for Stock-Based Compensation	130	121
Decrease in Accrued Interest Receivable	94	134
Net Loss on Disposal of Fixed Assets	8	—
Increase in Taxes Payable	956	893
Payments on Operating Leases	—	(88)
Decrease in Accrued Interest Payable	60	(141)
Other, Net	(1,640)	714
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,165	4,469
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	8,328	10,953
Purchases of Securities	(26,826)	(22,299)
Proceeds from Sale of Securities	—	11,930
Net Decrease in Loans	223	3,148
Purchase of Premises and Equipment	(186)	(199)
Proceeds From Sale of Other Real Estate Owned	37	—
(Increase) Decrease in Restricted Equity Securities	(26)	200
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(18,450)	3,733
FINANCING ACTIVITIES
Net Increase in Deposits	23,700	59,894
Net (Decrease) Increase in Short-Term Borrowings	(47)	4,297
Principal Payments on Other Borrowed Funds	—	(2,000)
Cash Dividends Paid	(1,238)	(1,304)
Treasury Stock, Purchases at Cost	(3,383)	—
Exercise of Stock Options	167	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,199	60,887
INCREASE IN CASH AND CASH EQUIVALENTS	3,914	69,089
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	119,674	160,911
CASH AND DUE FROM BANKS AT END OF PERIOD	$123,588	$230,000
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2022	2022	2021
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $450 and $1,084, Respectively)	$486	$1,153
SUPPLEMENTAL NONCASH DISCLOSURE:
Right of Use Asset Recognized	1,175	—
Lease Liability Recognized	1,175	—
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
In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of results for a full year.
The Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification ("ASC") 855, Subsequent Events, to be recognizable events.
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest income on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest and dividend income on securities, insurance commissions, and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. After the consolidation of six branches and the sale of two branches in 2021 and the consolidation of two branches in 2020, the Bank operates 11 branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, and three branches in Marshall and Ohio Counties in West Virginia. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, a full-service, independent insurance agency.

Critical Accounting Policies; Use of Critical Accounting Estimates
There were no material changes in our critical accounting policies during the three months ended March 31, 2022. See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding our critical accounting policies.

Recent Accounting Standards
In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP; and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, this ASU requires that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, debt securities, trade receivables, net investments in leases, off balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 was originally effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, including the Company, resulting in a required implementation date for the Company of January 1, 2023. Early adoption will continue to be permitted. In preparation for the implementation of this ASU, the Company has formed a cross-functional team, contracted with a third-party software provider, and is consulting with a third-party professional advisory service to assist in the model development. The Company plans to assess the overall impact by running the existing and new allowance models in parallel prior to the period of implementation. The Company expects to recognize a one-time adjustment to the allowance for loan losses upon adoption, but cannot yet determine the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial condition or results of operation.
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

	Three Months Ended March 31,
	2022	2021
(Dollars in thousands, except share and per share data)

Net Income	$3,047	$2,845

Weighted-Average Basic Common Shares Outstanding	5,198,194	5,434,374
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	22,693	2,507
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,220,887	5,436,881

Earnings Per Share:
Basic	$0.59	$0.52
Diluted	0.58	0.52
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

	Three Months Ended March 31,
	2022	2021
Stock Options	155,138	201,662
Restricted Stock	37,865	33,610

Note 3. Securities
The following table presents the amortized cost and fair value of securities available-for-sale at the dates indicated:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,992	$—	$(4,781)	$49,211
Obligations of States and Political Subdivisions	17,946	448	(1)	18,393
Mortgage-Backed Securities - Government-Sponsored Enterprises	52,505	177	(2,063)	50,619
Collateralized Mortgage Obligations - Government Sponsored Enterprises	107,848	2	(7,042)	100,808
Corporate Debt	9,480	—	(273)	9,207
Total Available-for-Sale Debt Securities	241,771	627	(14,160)	228,238

Equity Securities:
Mutual Funds				944
Other				1,915
Total Equity Securities				2,859
Total Securities				$231,097

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,992	$2	$(1,433)	$52,561
Obligations of States and Political Subdivisions	17,951	1,004	—	18,955
Mortgage-Backed Securities - Government-Sponsored Enterprises	55,373	1,468	(282)	56,559
Collateralized Mortgage Obligations - Government Sponsored Enterprises	88,493	164	(2,074)	86,583
Corporate Debt	7,481	—	(31)	7,450
Total Available-for-Sale Debt Securities	223,290	2,638	(3,820)	222,108

Equity Securities:
Mutual Funds				990
Other				1,876
Total Equity Securities				2,866
Total Securities				$224,974

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	March 31, 2022
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	3	$11,226	$(771)	10	$37,985	$(4,010)	13	$49,211	$(4,781)
Obligations of States and Political Subdivisions	2	1,070	(1)	—	—	—	2	1,070	(1)
Mortgage Backed Securities- Government Sponsored Enterprises	17	29,175	(1,745)	1	3,395	(318)	18	32,570	(2,063)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	20	100,559	(7,042)	—	—	—	20	100,559	(7,042)
Corporate Debt	3	9,208	(273)	—	—	—	3	9,208	(273)
Total	45	$151,238	$(9,832)	11	$41,380	$(4,328)	56	$192,618	$(14,160)

	December 31, 2021
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	5	$17,729	$(269)	7	$31,830	$(1,164)	12	$49,559	$(1,433)
Obligations of States and Political Subdivisions	—	—	—	—	—	—	—	—	—
Mortgage Backed Securities- Government Sponsored Enterprises	8	28,772	(282)	—	—	—	8	28,772	(282)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	10	77,560	(2,074)	—	—	—	10	77,560	(2,074)
Corporate Debt	2	7,450	(31)	—	—	—	2	7,450	(31)
Total	25	$131,511	$(2,656)	7	$31,830	$(1,164)	32	$163,341	$(3,820)
For debt securities, the Company does not believe that any individual unrealized loss as of March 31, 2022 or December 31, 2021, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at March 31, 2022 and December 31, 2021 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Securities available-for-sale with a fair value of $147.4 million and $121.0 million at March 31, 2022 and December 31, 2021, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.
The following table presents the scheduled maturities of debt securities as of the date indicated:

	March 31, 2022
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$2,576	$2,584
Due after One Year through Five Years	4,900	4,690
Due after Five Years through Ten Years	78,948	74,332
Due after Ten Years	155,347	146,632
Total	$241,771	$228,238
The following table presents the gross realized gain and loss on sales of debt securities, as well as gain and loss on equity securities from both sales and market adjustments for the periods indicated. All gains and losses presented in the table below are reported in Net (Loss) Gain on Securities on the Consolidated Statements of Income.

	Three Months Ended March 31,
	2022	2021
(Dollars in thousands)

Debt Securities
Gross Realized Gain	$—	$225
Gross Realized Loss	—	—
Net Gain on Debt Securities	$—	$225

Equity Securities
Net Unrealized (Loss) Gain Recognized on Securities Held	$(7)	$222
Net Realized Gain Recognized on Securities Sold	—	—
Net (Loss) Gain on Equity Securities	$(7)	$222
Net (Loss) Gain on Securities	$(7)	$447

As of March 31, 2022 and December 31, 2021, securities available to be pledged have a fair value of $219.0 million and $214.7 million, respectively,and are inclusive of collateral currently pledged for public funds and sweep deposits.
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
The following table presents the classifications of loans as of the dates indicated.

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
(Dollars in thousands)

Real Estate:
Residential	$317,254	31.1%	$320,798	31.4%
Commercial	427,227	41.9	392,124	38.5
Construction	54,227	5.3	85,028	8.3
Commercial and Industrial	67,843	6.6	89,010	8.7
Consumer	143,422	14.1	122,152	12.0
Other	10,669	1.0	11,684	1.1
Total Loans	1,020,642	100.0%	1,020,796	100.0%
Allowance for Loan Losses	(11,595)		(11,582)
Loans, Net	$1,009,047		$1,009,214
The Small Business Administration reopened the Payroll Protection Program ("PPP") the week of January 11, 2021 accepting applications for both First Draw and Second Draw PPP Loans.
PPP loans decreased $16.3 million to $8.2 million at March 31, 2022 compared to $24.5 million at December 31, 2021.
Net unamortized PPP loan origination fees as of March 31, 2022 and December 31, 2021 were $274,000 and $678,000 , respectively. Net PPP loan origination fees earned were $404,000 and $535,000for the three months ended March 31, 2022 and March 31, 2021, respectively. All PPP loans are classified as commercial and industrial loans held for investment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

Total unamortized net deferred loan fees were $1.6 million and $1.9 million at March 31, 2022 and December 31, 2021, respectively.

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

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At March 31, 2022 and December 31, 2021, there were no loans in the criticized category of Loss within the internal risk rating system.

	March 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$314,174	$839	$2,241	$—	$317,254
Commercial	390,395	28,217	8,615	—	427,227
Construction	38,724	12,971	2,532	—	54,227
Commercial and Industrial	54,085	11,774	1,400	584	67,843
Consumer	143,326	—	96	—	143,422
Other	10,603	66	—	—	10,669
Total Loans	$951,307	$53,867	$14,884	$584	$1,020,642

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$317,964	$845	$1,989	$—	$320,798
Commercial	355,895	27,168	9,061	—	392,124
Construction	69,441	13,035	2,552	—	85,028
Commercial and Industrial	72,584	14,463	1,451	512	89,010
Consumer	122,136	—	16	—	122,152
Other	11,616	68	—	—	11,684
Total Loans	$949,636	$55,579	$15,069	$512	$1,020,796
The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	March 31, 2022
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$313,306	$2,106	$191	$—	$2,297	$1,651	$317,254
Commercial	425,202	—	—	—	—	2,025	427,227
Construction	54,227	—	—	—	—	—	54,227
Commercial and Industrial	66,202	101	—	—	101	1,540	67,843
Consumer	142,931	338	57	—	395	96	143,422
Other	10,669	—	—	—	—	—	10,669
Total Loans	$1,012,537	$2,545	$248	$—	$2,793	$5,312	$1,020,642

	December 31, 2021
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$317,583	$1,805	$17	$—	$1,822	$1,393	$320,798
Commercial	389,522	544	—	—	544	2,058	392,124
Construction	85,028	—	—	—	—	—	85,028
Commercial and Industrial	87,407	107	—	—	107	1,496	89,010
Consumer	121,636	419	81	—	500	16	122,152
Other	11,684	—	—	—	—	—	11,684
Total Loans	$1,012,860	$2,875	$98	$—	$2,973	$4,963	$1,020,796

Additional interest income that would have been recorded if the loans that were nonaccrual at March 31, 2022 were current was $79,000 for the three months ended March 31, 2022, and $61,000 for the three months ended March 31, 2021.

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

	March 31, 2022	December 31, 2021
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,651	$1,393
Commercial	2,025	2,058
Construction	—	—
Commercial and Industrial	1,540	1,496
Consumer	96	16
Total Nonaccrual Loans	5,312	4,963

Accruing Loans Past Due 90 Days or More:
Consumer	—	—
Total Accruing Loans Past Due 90 Days or More	—	—
Total Nonaccrual Loans and Accruing Loans Past Due 90 Days or More	5,312	4,963

Troubled Debt Restructurings, Accruing:
Real Estate
Residential	603	613
Commercial	1,371	1,674
Commercial and Industrial	12	16
Total Troubled Debt Restructurings, Accruing	1,986	2,303

Total Nonperforming Loans	7,298	7,266

Other Real Estate Owned:
Residential	—	36
Commercial	—	—
Total Other Real Estate Owned	—	36

Total Nonperforming Assets	$7,298	$7,302

Nonperforming Loans to Total Loans	0.72%	0.71%
Nonperforming Assets to Total Assets	0.51	0.51
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $945,000 and $571,000 at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 , the Company had one TDR loan in forbearance that totaled $128,000. There were no modifications to troubled debt restructurings during the three months ended March 31, 2022. As of December 31, 2021, there were no loans in forbearance.

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	March 31, 2022
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,118		$1,123	$1,124	$11
Commercial	9,525		9,609	9,626	73
Construction	540		540	540	4
Commercial and Industrial	1,900		2,227	1,942	5
Total With No Related Allowance Recorded	$13,083	$—	$13,499	$13,232	$93

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Construction	1,992	84	1,992	2,001	22
Commercial and Industrial	96	96	96	146	2
Total With A Related Allowance Recorded	$2,088	$180	$2,088	$2,147	$24

Total Impaired Loans:
Real Estate:
Residential	$1,118	$—	$1,123	$1,124	$11
Commercial	9,525	—	9,609	9,626	73
Construction	2,532	84	2,532	2,541	26
Commercial and Industrial	1,996	96	2,323	2,088	7
Total Impaired Loans	$15,171	$180	$15,587	$15,379	$117

	December 31, 2021
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,133		$1,137	$1,158	$46
Commercial	9,733		9,787	27,207	927
Construction	540		540	887	34
Commercial and Industrial	1,979		2,286	3,230	49
Total With No Related Allowance Recorded	$13,385	$—	$13,750	$32,482	$1,056

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	266	195	266	421	19
Construction	2,013	104	2,013	169	7
Commercial and Industrial	—	—	—	1,316	29
Total With A Related Allowance Recorded	$2,279	$299	$2,279	$1,906	$55

Total Impaired Loans
Real Estate:
Residential	$1,133	$—	$1,137	$1,158	$46
Commercial	9,999	195	10,053	27,628	946
Construction	2,553	104	2,553	1,056	41
Commercial and Industrial	1,979	—	2,286	4,546	78
Total Impaired Loans	$15,664	$299	$16,029	$34,388	$1,111
The recorded investment of loans evaluated for impairment decreased $493,000 at March 31, 2022 compared to December 31, 2021 and was primarily related to commercial real estate loans.

The following tables present the activity in the allowance for loan losses summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2021	$1,420	$5,960	$1,249	$1,151	$1,050	$—	$752	$11,582
Charge-offs	(17)	—	—	—	(20)	—	—	(37)
Recoveries	2	—	—	11	37	—	—	50
Provision (Recovery)	(20)	(5,449)	(448)	3,406	921	—	1,590	—
March 31, 2022	$1,385	$511	$801	$4,568	$1,988	$—	$2,342	$11,595

	March 31, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$—	$84	$96	$—	$—	$—	$180
Collectively Evaluated for Potential Impairment	$1,385	$511	$717	$4,472	$1,988	$—	$2,342	$11,415

	December 31, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$195	$104	$—	$—	$—	$—	$299
Collectively Evaluated for Potential Impairment	$1,420	$5,765	$1,145	$1,151	$1,050	$—	$752	$11,283

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2020	$2,249	$6,010	$889	$1,423	$1,283	$—	$917	$12,771
Charge-offs	—	—	—	—	(95)	—	—	(95)
Recoveries	9	—	—	12	28	—	—	49
Provision (Recovery)	(283)	(93)	50	108	(113)	—	331	—
March 31, 2021	$1,975	$5,917	$939	$1,543	$1,103	$—	$1,248	$12,725

	March 31, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$269	$—	$502	$—	$—	$—	$771
Collectively Evaluated for Potential Impairment	$1,975	$5,648	$939	$1,041	$1,103	$—	$1,248	$11,954
The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated. At March 31, 2022 and December 31, 2021, commercial and industrial loans include $8.2 million and $24.5 million, respectively, of PPP loans collectively evaluated for potential impairment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

	March 31, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,118	$9,525	$2,532	$1,996	$—	$—	$15,171
Collectively Evaluated for Potential Impairment	316,136	417,702	51,695	65,847	143,422	10,669	1,005,471
Total Loans	$317,254	$427,227	$54,227	$67,843	$143,422	$10,669	$1,020,642

	December 31, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,133	$9,999	$2,553	$1,979	$—	$—	$15,664
Collectively Evaluated for Potential Impairment	319,665	382,125	82,475	87,031	122,152	11,684	1,005,132
Total Loans	$320,798	$392,124	$85,028	$89,010	$122,152	$11,684	$1,020,796
The following table presents changes in the accretable discount on the loans acquired at fair value at the dates indicated.

Accretable Discount
(Dollars in Thousands)

December 31, 2021	$726
Accretable Yield	(56)
March 31, 2022	$670
Note 5. Short-Term Borrowings
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

The following table sets forth the components of short-term borrowings as of the dates indicated.

	March 31, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$39,219	0.17%	$39,266	0.17%
Average Balance Outstanding During the Period	37,884	0.20	43,988	0.22
Maximum Amount Outstanding at any Month End	39,219		52,777

Securities Collaterizing the Agreements at Period-End:
Carrying Value	58,757		59,867
Market Value	54,703		59,339
Note 6. Fair Value Disclosure
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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers into or out of Level 3 during the three months ended March 31, 2022 or year ended December 31, 2021.

	Fair Value Hierarchy	March 31 2022	December 31 2021
(Dollars in thousands)

Securities:
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$49,211	$52,561
Obligations of States and Political Subdivisions	Level 2	18,393	18,955
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	50,619	56,559
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	100,808	86,583
Corporate Debt	Level 2	9,207	7,450
Total Available-for-Sale Debt Securities		228,238	222,108

Equity Securities
Mutual Funds	Level 1	944	990
Other	Level 1	1,915	1,876
Total Equity Securities		2,859	2,866
Total Securities		$231,097	$224,974
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

Financial Asset	Fair Value Hierarchy	March 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Impaired Loans Individually Assessed	Level 3	$1,908	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	15.8%
Mortgage Servicing Rights	Level 3	178	Discounted Cash Flow	Discount Rate	9%	to	11%	10.3%
				Prepayment Speed	9%	to	16%	10.8%

Financial Asset	Fair Value Hierarchy	December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Impaired Loans Individually Assessed	Level 3	$1,980	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	15.8%
Mortgage Servicing Rights	Level 3	141	Discounted Cash Flow	Discount Rate	9%	to	11%	10.2%
				Prepayment Speed	12%	to	27%	16.0%
OREO	Level 3	36	Appraisal of Collateral (1)	Liquidation Expenses (2)	10%	to	30%	26.6%
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
Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At March 31, 2022 and December 31, 2021, the fair value of impaired loans consists of the loan balances of $2.1 and $2.3 million, respectively, less their specific valuation allowances of $180,000 and $299,000, respectively.
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
The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		March 31, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$55,233	$55,233	$63,968	$63,968
Non-Interest Bearing	Level 1	68,355	68,355	55,706	55,706
Securities	See Above	231,097	231,097	224,974	224,974
Loans, Net	Level 3	1,009,047	1,014,050	1,009,214	1,039,980
Restricted Stock	Level 2	3,428	3,428	3,403	3,403
Mortgage Servicing Rights	Level 3	716	892	730	773
Accrued Interest Receivable	Level 2	3,256	3,256	3,350	3,350
Financial Liabilities:
Deposits	Level 2	1,250,313	1,249,804	1,226,613	1,227,653
Short-Term Borrowings	Level 2	39,219	39,219	39,266	39,266
Other Borrowed Funds
FHLB Borrowings	Level 2	3,000	3,000	3,000	3,000
Subordinated Debt	Level 2	14,607	14,749	14,601	15,000
Accrued Interest Payable	Level 2	546	546	486	486
Note 7. Commitments and Contingent Liabilities
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

	March 31, 2022	December 31, 2021
(Dollars in thousands)

Standby Letters of Credit	$110	$110
Performance Letters of Credit	1,918	2,873
Construction Mortgages	49,823	55,597
Personal Lines of Credit	7,090	7,055
Overdraft Protection Lines	5,596	5,709
Home Equity Lines of Credit	22,171	21,187
Commercial Lines of Credit	74,665	83,316
Total Commitments	$161,373	$175,847
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
Note 8. Leases
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

	Three Months Ended March 31,
	2022	2021
(Dollars in thousands)

Operating Lease Expense	$82	$95
Short-Term Lease Expense	—	8
Variable Lease Expense	7	8
Total Lease Expense	$89	$111

	March 31, 2022	December 31, 2021
(Dollars in thousands)

Operating Leases:
ROU Assets	$1,776	$674
Weighted Average Lease Term in Years	9.02	7.33
Weighted Average Discount Rate	2.47%	2.51%

March 31, 2022
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$325
Due After One Year to Two Years	268
Due After Two Years to Three Years	228
Due After Three Years to Four Years	201
Due After Four to Five Years	169
Due After Five Years	1,050
Total	$2,241
Less: Present Value Discount	265
Lease Liabilities	$1,976

During the three months ended March 31, 2022, the Company entered into a new lease agreement for the McMurray, PA branch, for a 10-year term ending March 31, 2032. The increase to the operating Right of Use Asset and corresponding lease liability is approximately $1.17 million.

Note 9. Other Noninterest Expense
The details of other noninterest expense for the Company’s Consolidated Statements of (Loss) Income for the periods indicated are as follows:

	Three Months Ended March 31,
	2022	2021
(Dollars in thousands)

Non-Employee Compensation	$131	$148
Printing and Supplies	80	99
Postage	103	63
Telephone	139	188
Charitable Contributions	42	15
Dues and Subscriptions	58	50
Loan Expenses	127	92
Meals and Entertainment	30	34
Travel	39	22
Training	18	17
Bank Assessment	47	44
Insurance	62	60
Miscellaneous	123	150
Total Other Noninterest Expense	$999	$982
Note 10. Segment and Related Information
At March 31, 2022, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

March 31, 2022
Assets	$1,439,251	$5,584	$136,994	$(143,159)	$1,438,670
Liabilities	1,320,826	1,645	14,838	(20,795)	1,316,514
Stockholders' Equity	118,425	3,939	122,156	(122,364)	122,156

December 31, 2021
Assets	$1,425,588	$5,110	$147,829	$(153,048)	$1,425,479
Liabilities	1,299,325	1,731	14,705	(23,406)	1,292,355
Stockholders' Equity	126,263	3,379	133,124	(129,642)	133,124

Three Months Ended March 31, 2022
Interest and Dividend Income	$10,596	$1	$1,279	$(1,260)	$10,616
Interest Expense	567	—	156	—	723
Net Interest and Dividend Income	10,029	1	1,123	(1,260)	9,893
Provision for Loan Losses	—	—	—	—	—
Net Interest and Dividend Income After Provision for Loan Losses	10,029	1	1,123	(1,260)	9,893
Noninterest Income	777	1,797	39	—	2,613
Noninterest Expense	7,645	1,007	4	—	8,656
Undistributed Net Income of Subsidiary	561	—	1,852	(2,413)	—
Income Before Income Tax Expense (Benefit)	3,722	791	3,010	(3,673)	3,850
Income Tax Expense (Benefit)	610	230	(37)	—	803
Net Income	$3,112	$561	$3,047	$(3,673)	$3,047

Three Months Ended March 31, 2021
Interest and Dividend Income	$10,971	$1	$1,320	$(1,304)	$10,988
Interest Expense	1,011	—	—	—	1,011
Net Interest and Dividend Income	9,960	1	1,320	(1,304)	9,977
Provision for Loan Losses	—	—	—	—	—
Net Interest and Dividend Income After Provision for Loan Losses	9,960	1	1,320	(1,304)	9,977
Noninterest Income	1,343	1,591	240	—	3,174
Noninterest Expense	8,390	1,001	4	—	9,395
Undistributed Net Income of Subsidiary	407	—	1,301	(1,708)	—
Income Before Income Tax Expense	3,320	591	2,857	(3,012)	3,756
Income Tax Expense	715	184	12	—	911
Net Income	$2,605	$407	$2,845	$(3,012)	$2,845

Note 11. Stock Based Compensation
The following table presents stock option information for the periods indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2021	207,641	$24.01	4.8
Granted	85,465	25.95
Exercised	(7,500)	22.25
Forfeited	(68)	30.75
Outstanding Options at March 31, 2022	285,538	$24.64	6.1

Exercisable Options at March 31, 2022	179,515	$24.25	4.2

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options March 31, 2022	106,023	$25.30	9.4

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Term in Years			6.5
Expected Volatility			28.7%
Expected Dividends			$0.96
Risk Free Rate of Return			1.57%
Weighted Average Grant Date Fair Value (per share)			$4.90
The following table presents restricted stock award information for the periods indicated

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2021	56,140	$23.90	5.3
Granted	20,765	26.25
Vested	—	—
Forfeited	(200)	20.38
Nonvested Restricted Stock at March 31, 2022	76,705	$24.55	5.0
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $130,000 and $121,000 for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022 and December 31, 2021, total unrecognized compensation expense was $456,000 and $65,000, respectively, related to stock options, and $1.7 million and $1.3 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at March 31, 2022 and December 31, 2021 exceeds the exercise price of the stock options. The intrinsic value of stock options was $273,000 and $296,000 at March 31, 2022 and December 31, 2021, respectively.
At March 31, 2022 and December 31, 2021, respectively, there were 362,622 and 500,000 shares available under the Plan to be issued in connection with the exercise of stock options, and 145,049 and 200,000 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by two and one-half shares for each restricted stock award or unit share granted.

Note 12. Subsequent Events

Stock Repurchase Program
On April 21, 2022, the Company announced a program to repurchase up to $10 million of the Company’s outstanding shares of common stock. Based on the Company’s closing stock price on April 19, 2022, the repurchase program, if fully completed, would encompass 433,463 shares, or approximately 8.4% the shares currently outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from 11 branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania and three offices in Marshall and Ohio Counties in West Virginia. The Bank also has a loan production office in Allegheny County, a corporate center in Washington County and an operations center in Greene County, all of which are in Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc., the Bank’s wholly owned subsidiary that is a full-service, independent insurance agency located in Washington County.
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2022, compared to the financial condition as of December 31, 2021 and the consolidated results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
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

The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
(Dollars in thousands)

Interest Income (GAAP)	$10,616	$10,988
Adjustment to FTE Basis	40	40
Interest Income (FTE) (Non-GAAP)	10,656	11,028
Interest Expense (GAAP)	723	1,011
Net Interest Income (FTE) (Non-GAAP)	$9,933	$10,017

Net Interest Rate Spread (GAAP)	2.98%	2.91%
Adjustment to FTE Basis	0.01	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	2.99	2.92

Net Interest Margin (GAAP)	3.08%	3.04%
Adjustment to FTE Basis	0.02	0.01
Net Interest Margin (FTE) (Non-GAAP)	3.10	3.05
Allowance for loan losses to total loans, excluding PPP loans, is a non-GAAP measure that serves as a useful measurement to evaluate the allowance for loan losses without the impact of SBA guaranteed loans.

	March 31, 2022	December 31, 2021
(Dollars in thousands)

Allowance for Loan Losses (Numerator)	$11,595	$11,582

Total Loans	1,020,642	$1,020,796
PPP Loans	(8,242)	(24,523)
Total Loans, Excluding PPP Loans (Non-GAAP) (Denominator)	$1,012,400	$996,273

Allowance for Loan Losses to Total Loans (GAAP)	1.14%	1.13%

Allowance for Loan Losses to Total Loans, Excluding PPP Loans (Non-GAAP)	1.15%	1.16%
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	March 31, 2022	December 31, 2021
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$122,156	$133,124
Goodwill and Other Intangible Assets, Net	(14,582)	(15,027)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$107,574	$118,097

Common Shares Outstanding (Denominator)	5,156,897	5,260,672

Book Value per Common Share (GAAP)	$23.69	$25.31

Tangible Book Value per Common Share (Non-GAAP)	$20.86	$22.45

Consolidated Statements of Financial Condition Analysis
Assets. Total assets increased $13.2 million, or 0.9%, to $1.44 billion at March 31, 2022, compared to $1.43 billion at December 31, 2021. The change is primarily due to increases in cash and due from banks and in securities.
Cash and Securities
•Cash and due from banks increased $3.9 million, or 3.3%, to $123.6 million at March 31, 2022, compared to $119.7 million at December 31, 2021. The change is primarily due to an increase in deposits as further described below in the Liabilities section. The increase was partially offset by purchases of securities detailed in the below Securities section.
•Securities increased $6.1 million, or 2.7%, to $231.1 million at March 31, 2022, compared to $225.0 million at December 31, 2021. Current period activity included $26.8 million of purchases and $8.3 million of paydowns. The purchases were made to earn a higher yield on excess cash. In addition, there was a $12.4 million decrease in the market value of the debt securities portfolio due primarily to increases in market interest rates and a $7,000 loss in market value in the equity securities portfolio, which is primarily comprised of bank stocks.
Payroll Protection Program (“PPP”) Update
•PPP loans decreased $16.3 million to $8.2 million at March 31, 2022 compared to $24.5 million at December 31, 2021. $274,000 of net PPP loan origination fees were unearned at March 31, 2022 compared to $678,000 at December 31, 2021. $404,000 of net PPP loan origination fees were recognized for the three months ended March 31, 2022 compared to $321,000 for the three months ended December 31, 2021.

Loans, Allowance for Loan Losses and Credit Quality
•Total loans held for investment decreased $154,000 or 0.02%, to $1.02 billion at March 31, 2022 compared to $1.02 billion at December 31, 2021. Excluding the net decline of $16.3 million in PPP loans in the current period, loans increased $16.1 million. Average loans for the three months ended March 31, 2022 increased $4.4 million compared to the three months ended December 31, 2021. An increase in consumer loans was the primary driver in the average balance change, offset by increased payoffs in residential and commercial and industrial loans.
•The allowance for loan losses was $11.6 million at both March 31, 2022 and December 31, 2021. As a result, the allowance for loan losses to total loans was 1.14% at March 31, 2022 compared to 1.13% at December 31, 2021. The allowance for loan losses to total loans, excluding PPP loans, was 1.15% at March 31, 2022 compared to 1.16% at December 31, 2021. The lack of change in the allowance for loan losses was primarily due to consistent loan balances between the periods and no significant changes in qualitative factors.
•Net recoveries for the three months ended March 31, 2022 were $13,000, or 0.01% of average loans on an annualized basis. Net charge-offs for the three months ended March 31, 2021 were $46,000, or 0.02% of average loans on an annualized basis.
•Nonperforming loans, which includes nonaccrual loans, accruing loans past due 90 days or more, and accruing loans that are considered troubled debt restructurings, were $7.3 million at March 31, 2022 compared to $7.3 million at December 31, 2021. Nonperforming loans to total loans ratio was 0.72% at March 31, 2022 compared to 0.71% at December 31, 2021.

Other
•Intangible Assets decreased $445,000 to $4.9 million at March 31, 2022 compared to $5.3 million at December 31, 2021 due to amortization expense of $445,000 recognized during the period.
•Accrued Interest Receivable and Other Assets increased $3.7 million, or 28.8% to $16.5 million at March 31, 2022, compared to $12.9 million at December 31, 2021 This change is primarily driven by deferred taxes as a result of the increase in market interest rates and the resulting decrease in the market value of the portfolio.
•There was one loan in forbearance at March 31, 2022 totaling $128,000, compared to no loans in forbearance at December 31, 2021.
Liabilities. Total liabilities increased $24.2 million, or 1.9%, to $1.32 billion at March 31, 2022 compared to $1.29 billion at December 31, 2021.
Deposits
•Total deposits increased $23.7 million to $1.25 billion as of March 31, 2022 compared to $1.23 billion at December 31, 2021. Noninterest bearing demand deposits, NOW accounts and savings accounts increased $14.3 million, $7.9 million and $8.1 million, respectively, partially offset by a decrease of $7.5 million in time deposits. Annualized deposit growth rate was 7.7%. Average total deposits decreased $54.6 million, primarily in time deposits, for the three months ended March 31, 2022 compared to the three months ended December 31, 2021.
Borrowed Funds
•Short-term borrowings decreased $47,000, or 0.12%, to $39.2 million at March 31, 2022, compared to $39.3 million at December 31, 2021. At March 31, 2022 and December 31, 2021, short-term borrowings were comprised entirely of securities sold under agreements to repurchase, which are related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase.
Stockholders’ Equity. Stockholders’ equity decreased $11.0 million, or 8.3%, to $122.2 million at March 31, 2022, compared to $133.1 million at December 31, 2021.
•Net income was $3.0 million for the three months ended March 31, 2022.
•Accumulated other comprehensive income decreased $9.7 million primarily due to the effect of market interest rate increases on the Company’s debt securities.
•The Company declared and paid $1.2 million in dividends to common stockholders in the current period.
•The Company repurchased $3.4 million of its common stock as part of its stock repurchase program that was completed on February 15, 2022
•Book value per share (GAAP) was $23.69 at March 31, 2022 compared to $25.31 at December 31, 2021, a decrease of $1.62. Tangible book value per share (Non-GAAP) decreased $1.59, or 7.1%, to $20.86 compared to $22.45 at December 31, 2021. Refer to Explanation of Use of Non-GAAP Financial Measures in this Report.
Consolidated Results of Operations for the Three Months Ended March 31, 2022 and 2021
Overview. Net income was $3.0 million for the three months ended March 31, 2022, an increase of $202,000 compared to net income of $2.8 million for the three months ended March 31, 2021.
Net Interest and Dividend Income. Net interest and dividend income decreased $84,000, or 0.8%, to $9.9 million for the three months ended March 31, 2022 compared to $10.0 million for the three months ended March 31, 2021. Net interest margin (FTE) (Non-GAAP) increased 5 basis points (“bps”) to 3.10% for the three months ended March 31, 2022 compared to 3.05% the three months ended March 31, 2021. Net interest margin (GAAP) increased to 3.08% for the three months ended March 31, 2022 compared to 3.04% for the three months ended March 31, 2021.
Interest and Dividend Income
•Interest and dividend income decreased $372,000, or 3.4%, to $10.6 million for the three months ended March 31, 2022 compared to $11.0 million the three months ended March 31, 2021.
◦Interest income on loans decreased $595,000, or 5.9%, to $9.6 million for the three months ended March 31, 2022 compared to $10.1 million for the three months ended March 31, 2021. The average balance of loans decreased $22.6 million and the average yield decreased 15 bps to 3.85% compared to the three months ended March 31, 2021.
◦Interest and fee income on PPP loans was $445,000 for the three months ended March 31, 2022 and contributed 13 bps to loan yield, compared to $676,000 for the three months ended March 31, 2021, which contributed 5 bps to loan yield.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $56,000 for the three months ended March 31, 2022 compared to $138,000 for the three months ended March 31, 2021, or 2 bps in the current period compared to 6 bps in the prior period.
◦Interest income on taxable investment securities increased $259,000, or 40.1%, to $905,000 for the three months ended March 31, 2022 compared to $646,000 for the three months ended March 31, 2021 driven by a $93.0 million increase in average investment securities balances and 42 bps decrease in average yield.

Interest Expense
•Interest expense decreased $288,000, or 28.5%, to $723,000 for the three months ended March 31, 2022 compared to $1.0 million for the three months ended March 31, 2021.
◦Interest expense on deposits decreased $417,000, or 44.0%, to $530,000 for the three months ended March 31, 2022 compared to $947,000 for the three months ended March 31, 2021. While average interest-earning deposits decreased $38.6 million compared to the three months ended March 31, 2021, controlling the deposit cost structure as deposit balances decreased combined with non-renewal or repricing of higher-cost time deposit resulted in an 18 bp, or 41.4%, decrease in average cost compared to the three months ended March 31, 2021. In addition, average time deposits and the related average cost decreased $55.1 million and 30 bps, respectively.

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

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,009,210	$9,573	3.85%	$1,031,853	$10,168	4.00%
Debt Securities
Taxable	215,906	905	1.68	122,883	646	2.10
Tax Exempt	10,195	84	3.30	12,943	96	2.97
Marketable Equity Securities	2,693	22	3.27	2,632	20	3.04
Interest Bearing Deposits at Other Banks	59,296	22	0.15	157,962	36	0.09
Other Interest-Earning Assets	3,483	50	5.82	3,909	62	6.43
Total Interest-Earning Assets	1,300,783	10,656	3.32	1,332,182	11,028	3.36
Noninterest-Earning Assets	122,288			92,550
Total Assets	$1,423,071			$1,424,732

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$276,603	48	0.07%	$259,065	77	0.12%
Savings	243,786	19	0.03	239,850	32	0.05
Money Market	192,425	41	0.09	197,395	98	0.20
Time Deposits	132,015	422	1.30	187,114	740	1.60
Total Interest-Bearing Deposits	844,829	530	0.25	883,424	947	0.43
Short-Term Borrowings
Securities Sold Under Agreements to Repurchase	37,884	19	0.20	41,094	23	0.23
Other Borrowings	17,604	174	4.01	7,200	41	2.31
Total Interest-Bearing Liabilities	900,317	723	0.33	931,718	1,011	0.44
Noninterest-Bearing Demand Deposits	384,188			349,108
Other Liabilities	8,554			8,869
Total Liabilities	1,293,059			1,289,695
Stockholders' Equity	130,012			135,037
Total Liabilities and Stockholders' Equity	$1,423,071			$1,424,732
Net Interest Income (FTE) (Non-GAAP) (3)		$9,933			$10,017
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(4)			2.99%			2.92%
Net Interest-Earning Assets (5)	$400,466			$400,464
Net Interest Margin (GAAP) (6)			3.08			3.04
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.10			3.05
Return on Average Assets (1)			0.87			0.81
Return on Average Equity (1)			9.50			8.54
Average Equity to Average Assets			9.14			9.48
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			144.48			142.98
PPP Loans	$14,673	$445	12.30	$56,945	$676	4.81
(1)Annualized based on three months ended results.
(2)Net of the allowance for loan losses, and includes nonaccrual loans with a zero yield
(3)See section entitled "Explanation of Use of Non-GAAP Financial Measures" appearing earlier in this quarterly report.
(4)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$(218)	$(377)	$(595)
Debt Securities:
Taxable	408	(149)	259
Exempt From Federal Tax	(22)	10	(12)
Marketable Equity Securities	1	1	2
Other Interest-Earning Assets	(6)	(6)	(12)
Total Interest-Earning Assets	134	(506)	(372)

Interest Expense:
Deposits	(40)	(377)	(417)
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	(1)	(3)	(4)
Other Borrowings	88	45	133
Total Interest-Bearing Liabilities	47	(335)	(288)
Change in Net Interest and Dividend Income	$87	$(171)	$(84)
Provision for Loan Losses. There was no provision for loan losses for either the three months ended March 31, 2022 or the three months ended March 31, 2021. The provision for loan losses remaining constant was primarily due to consistent loan balances between the periods and no significant changes in qualitative factors.
Noninterest Income. Noninterest income decreased $561,000, or 17.7%, to $2.6 million for the three months ended March 31, 2022, compared to $3.2 million for the three months ended March 31, 2021.
•Insurance commissions increased $203,000 to $1.8 million for the three months ended March 31, 2022 compared to $1.6 million for the three months ended March 31, 2021. The increase in insurance commissions was primarily driven by contingency fees of $114,000. Contingency fees are profit sharing commissions that are contingent upon several factors including, but not limited to, eligible written premiums, earned premiums, incurred losses, policy cancellations and stop loss charges which resulted from the higher than lock-in amounts received.
•Net (loss) gain on securities decreased $454,000 to a $7,000 loss for the three months ended March 31, 2022 compared to a $447,000 gain for the three months ended March 31, 2021. The change was driven by a $229,000 decrease in fair market value of equity securities between the three months ended March 31, 2021 and three months ended March 31, 2022, in addition to a $225,000 net gain on sale of debt securities during the three months ended March 31, 2021, compared to no gain recognized in the three months ended March 31, 2022.
•Net gain on sale of loans decreased $86,000 as there were no loans sold for the three months ended March 31, 2022.
•Other income was $65,000 for the three months ended March 31, 2022 compared to $180,000 for the three months ended March 31, 2021, the Company recognized a recapture of a temporary impairment on mortgage servicing rights in the current quarter of $59,000, compared to the prior period recapture of temporary impairment of $172,000.

Noninterest Expense. Noninterest expense decreased $739,000, or 7.9%, to $8.7 million for the three months ended March 31, 2022 compared to $9.4 million for the three months ended March 31, 2021, primarily due to the implementation of branch optimization initiatives completed during 2021 which established a lower expense base. Partially offsetting the lower expense base in the first quarter were investment in executive leadership tasked with implementing growth initiatives.
•Salaries and employee benefits decreased $329,000 to $4.6 million for the three months ended March 31, 2022 compared to $4.9 million for the three months ended March 31, 2021. The decrease was primarily related to prior year branch optimization, including the consolidation of six branches in June 2021 and the divestiture of two branches in December 2021, partially offset by costs for new strategic executive team members hired during the three months ended March 31, 2022.
•Occupancy expense decreased $24,000 to $686,000 for the three months ended March 31, 2022 compared to $710,000 for the three months ended March 31, 2021. The decrease is primarily due to branch consolidations and divestitures in the prior year, reducing the Company's physical footprint, and partially offset by increased maintenance costs due to improvements at remaining locations.
•Contracted services decreased $100,000 to $587,000 for the three months ended March 31, 2022 compared to $687,000 for the three months ended March 31, 2021. The decrease was primarily driven by a change in expense for occupancy management services, partially offset by increases in operational efficiency strategic expenses, Current Expected Credit Losses ("CECL") implementation expense and contracted recruiting spend.
•Amortization of intangible assets decreased $87,000 to $445,000 for the three months ended March 31, 2022 compared to $532,000 for the three months ended March 31, 2021 primarily due to impairment recognized in the later half of 2021 on the core deposit intangible asset from the announcement of the branch divestitures, and the corresponding sale of the related deposits, which reduced the remaining amount of intangible assets to amortize.
Income Taxes. Income tax expense was $803,000 for the three months ended March 31, 2022 compared to income tax expense of $911,000 for the three months ended March 31, 2021. This change was primarily related to a prior period income tax adjustment that resulted from amended tax returns as a result of the CARES Act.
Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of March 31, 2022 and December 31, 2021.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at March 31, 2022 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $123.6 million at March 31, 2022. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $83.7 million at March 31, 2022. In addition, at March 31, 2022, the Company had the ability to borrow up to $430.9 million from the FHLB of Pittsburgh, of which $347.8 million is available. The Company also has the ability to borrow up to $102.7 million million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both March 31, 2022 and December 31, 2021.
At March 31, 2022, $72.2 million, or 55.9% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At March 31, 2022, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $18.3 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At March 31, 2022 and December 31, 2021, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. At March 31, 2022, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent risk weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility.

The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	March 31, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$115,291	11.99%	$113,086	11.95%
For Capital Adequacy Purposes	43,264	4.50	42,571	4.50
To Be Well Capitalized	62,492	6.50	61,491	6.50

Tier 1 Capital (to risk weighted assets)
Actual	115,291	11.99	113,086	11.95
For Capital Adequacy Purposes	57,685	6.00	56,761	6.00
To Be Well Capitalized	76,914	8.00	75,682	8.00

Total Capital (to risk weighted assets)
Actual	126,886	13.20	124,668	13.18
For Capital Adequacy Purposes	76,914	8.00	75,682	8.00
To Be Well Capitalized	96,142	10.00	94,602	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	115,291	8.19	113,086	7.76
For Capital Adequacy Purposes	56,306	4.00	58,307	4.00
To Be Well Capitalized	70,383	5.00	72,884	5.00
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
For both net interest income and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates such as that experienced in the current rate environment at March 31, 2022.
The table below sets forth, as of March 31, 2022, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+300	$174,858	$(10,610)	(5.7)%	13.45%	33	$44,517	$4,495	11.2%
+200	179,104	(6,364)	(3.4)%	13.40	28	43,219	3,197	8.0
+100	182,216	(3,252)	(1.8)%	13.25	13	41,195	1,173	2.9
Flat	185,468	—	—%	13.12	—	40,022	—	—
(100)	176,073	(9,395)	(5.1)%	12.18	(94)	37,814	(2,208)	(5.5)
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in such Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company made the following purchases of its common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31, 2022	28,600	$24.49	28,600	$2,682,598
February 1-28, 2022	103,240	25.99	103,240	$—
March 1-31, 2022	—	—	—	$—
Total	131,840	$25.66	131,840
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
101
The following materials for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income , (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	May 11, 2022	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	May 11, 2022	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)