Form 10-Q
period 2022-06-30
CB Financial Services, Inc.
filed 2022-08-09
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2022, the number of shares outstanding of the Registrant’s Common Stock was 5,108,590.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2022	December 31, 2021
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$49,961	$63,968
Non-Interest Bearing	31,160	55,706
Total Cash and Due From Banks	81,121	119,674

Securities:
Available-for-Sale Debt Securities, at Fair Value	210,845	222,108
Equity Securities, at Fair Value	2,660	2,866
Total Securities	213,505	224,974
Loans, Net of Allowance for Loan Losses of $12,833 and $11,582 at June 30, 2022 and December 31, 2021, Respectively	1,015,136	1,009,214
Premises and Equipment, Net	18,196	18,399
Bank-Owned Life Insurance	25,610	25,332
Goodwill	9,732	9,732
Intangible Assets, Net	4,404	5,295
Accrued Interest Receivable and Other Assets	18,757	12,859
TOTAL ASSETS	$1,386,461	$1,425,479

LIABILITIES
Deposits:
Non-Interest Bearing Demand Deposits	389,127	385,775
NOW Accounts	265,347	272,518
Money Market Accounts	185,308	192,125
Savings Accounts	250,226	239,482
Time Deposits	125,182	136,713
Total Deposits	1,215,190	1,226,613
Short-Term Borrowings	32,178	39,266
Other Borrowings	17,618	17,601
Accrued Interest Payable and Other Liabilities	7,703	8,875
TOTAL LIABILITIES	1,272,689	1,292,355
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,702,433 Shares Issued and 5,128,333 and 5,260,672 Shares Outstanding at June 30, 2022 and December 31, 2021, Respectively	2,376	2,367
Capital Surplus	83,614	83,294
Retained Earnings	58,225	57,534
Treasury Stock, at Cost (574,100 and 420,321 Shares at June 30, 2022 and December 31, 2021, Respectively)	(13,015)	(9,144)
Accumulated Other Comprehensive Loss	(17,428)	(927)
TOTAL STOCKHOLDERS' EQUITY	113,772	133,124
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,386,461	$1,425,479
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$9,733	$9,936	$19,284	$20,082
Investment Securities:
Taxable	988	635	1,893	1,281
Tax-Exempt	57	74	123	152
Dividends	20	24	42	44
Other Interest and Dividend Income	160	151	232	249
TOTAL INTEREST AND DIVIDEND INCOME	10,958	10,820	21,574	21,808
INTEREST EXPENSE
Deposits	604	827	1,134	1,774
Short-Term Borrowings	18	24	37	47
Other Borrowings	173	35	347	76
TOTAL INTEREST EXPENSE	795	886	1,518	1,897
NET INTEREST AND DIVIDEND INCOME	10,163	9,934	20,056	19,911
Provision (Recovery) For Loan Losses	3,784	(1,200)	3,784	(1,200)
NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	6,379	11,134	16,272	21,111
NONINTEREST INCOME
Service Fees	559	614	1,085	1,160
Insurance Commissions	1,369	1,209	3,167	2,804
Other Commissions	179	173	268	338
Net Gain on Sales of Loans	—	31	—	117
Net (Loss) Gain on Securities	(199)	11	(206)	458
Net Gain on Purchased Tax Credits	14	17	28	35
Net Loss on Disposal of Fixed Assets	—	(3)	(8)	(3)
Income from Bank-Owned Life Insurance	142	136	278	273
Other Income	41	31	106	211
TOTAL NONINTEREST INCOME	2,105	2,219	4,718	5,393
NONINTEREST EXPENSE
Salaries and Employee Benefits	4,539	5,076	9,104	9,970
Occupancy	776	1,024	1,462	1,734
Equipment	182	311	392	577
Data Processing	446	607	931	1,125
FDIC Assessment	128	249	337	499
PA Shares Tax	240	225	480	490
Contracted Services	348	750	935	1,437
Legal and Professional Fees	389	419	541	608
Advertising	115	193	231	333
Other Real Estate Owned (Income)	(37)	(26)	(75)	(64)
Amortization of Intangible Assets	446	503	891	1,035
Intangible Assets Impairment	—	1,178	—	1,178
Writedown of Fixed Assets	—	2,268	—	2,268
Other Expense	838	945	1,837	1,927
TOTAL NONINTEREST EXPENSE	8,410	13,722	17,066	23,117
Income Before Income Tax (Benefit) Expense	74	(369)	3,924	3,387
Income Tax (Benefit) Expense	(44)	(146)	759	765
NET INCOME (LOSS)	$118	$(223)	$3,165	$2,622

EARNINGS (LOSS) PER SHARE
Basic	$0.02	$(0.04)	$0.61	$0.48
Diluted	0.02	(0.04)	0.61	0.48
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,147,846	5,432,234	5,172,881	5,433,298
Diluted	5,156,975	5,432,234	5,189,144	5,438,401
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in thousands)

Net Income (Loss)	$118	$(223)	$3,165	$2,622

Other Comprehensive (Loss) Income:
Change in Unrealized (Loss) Income on Investment Securities Available-for-Sale	(8,680)	922	(21,032)	(1,929)
Income Tax Effect	1,870	(199)	4,531	413

Reclassification Adjustment for Gain on Sale of Debt Securities Included in Net Income (1)	—	—	—	(225)
Income Tax Effect (2)	—	—	—	48
Other Comprehensive (Loss) Income, Net of Income Tax Effect	(6,810)	723	(16,501)	(1,693)
Total Comprehensive (Loss) Income	$(6,692)	$500	$(13,336)	$929
(1)    Reported in Net (Loss) Gain on Securities on the Consolidated Statements of Income.
(2)    Reported in Income Tax (Benefit) Expense on the Consolidated Statements of Income.
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2022	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

March 31, 2022	5,701,758	$2,376	$83,422	$59,343	$(12,367)	$(10,618)	$122,156
Comprehensive Loss:
Net Income	—	—	—	118	—	—	118
Other Comprehensive Loss	—	—	—	—	—	(6,810)	(6,810)
Restricted Stock Awards Granted	1,000	—	—	—	—	—	—
Restricted Stock Awards Forfeited	(325)	—	43	—	(43)	—	—
Stock-Based Compensation Expense	—	—	149	—	—	—	149
Exercise of Stock Options	—	—	—	—	—	—	—
Treasury stock purchased, at cost (27,439 shares)	—	—	—	—	(605)	—	(605)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,236)	—	—	(1,236)
June 30, 2022	5,702,433	$2,376	$83,614	$58,225	$(13,015)	$(17,428)	$113,772

Three Months Ended June 30, 2021	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

March 31, 2021	5,680,993	$2,367	$82,844	$52,673	$(5,094)	$986	$133,776
Comprehensive Income:
Net Loss	—	—	—	(223)	—	—	(223)
Other Comprehensive Income	—	—	—	—	—	723	723
Stock-Based Compensation Expense	—	—	125	—	—	—	125
Treasury Stock Purchased, at cost (25,297 shares)	—	—	—	—	(561)	—	(561)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,304)	—	—	(1,304)
June 30, 2021	5,680,993	$2,367	$82,969	$51,146	$(5,655)	$1,709	$132,536

The accompanying notes are an integral part of these consolidated financial statements

Six Months Ended June 30, 2022	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2021	5,680,993	$2,367	$83,294	$57,534	$(9,144)	$(927)	$133,124
Comprehensive Loss:
Net Income	—	—	—	3,165	—	—	3,165
Other Comprehensive Loss	—	—	—	—	—	(16,501)	(16,501)
Restricted Stock Awards Granted	21,765	9	(9)	—	—	—	—
Restricted Stock Awards Forfeited	(325)	—	47	—	(47)	—	—
Stock-Based Compensation Expense	—	—	279	—	—	—	279
Exercise of Stock Options	—	—	3	—	164	—	167
Treasury stock purchased, at cost (159,279 shares)	—	—	—	—	(3,988)	—	(3,988)
Dividends Paid ($0.48 Per Share)	—	—	—	(2,474)	—	—	(2,474)
June 30, 2022	5,702,433	$2,376	$83,614	$58,225	$(13,015)	$(17,428)	$113,772

Six Months Ended June 30, 2021	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2020	5,680,993	$2,367	$82,723	$51,132	$(5,094)	$3,402	$134,530
Comprehensive Income:
Net Income	—	—	—	2,622	—	—	2,622
Other Comprehensive Loss	—	—	—	—	—	(1,693)	(1,693)
Restricted Stock Awards Forfeited	—	—	—	—	—	—	—
Restricted Stock Awards Granted	—	—	—	—	—	—	—
Stock-Based Compensation Expense	—	—	246	—	—	—	246
Exercise of Stock Options	—	—	—	—	—	—	—
Treasury Stock Purchased, at cost (25,297 shares)	—	—	—	—	(561)	—	(561)
Dividends Paid ($0.48 Per Share)	—	—	—	(2,608)	—	—	(2,608)
June 30, 2021	5,680,993	$2,367	$82,969	$51,146	$(5,655)	$1,709	$132,536
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2022	2021
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$3,165	$2,622
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net Amortization on Securities	36	32
Depreciation and Amortization	1,282	1,256
Provision (Recovery) for Loan Losses	3,784	(1,200)
Intangible Asset Impairment	—	1,178
Writedown on Fixed Assets	—	2,268
Lease Impairment	—	227
Loss (Gain) on Securities	206	(458)
Gain on Purchased Tax Credits	(28)	(35)
Income from Bank-Owned Life Insurance	(278)	(273)
Proceeds From Mortgage Loans Sold	—	3,916
Originations of Mortgage Loans for Sale	—	(9,134)
Gain on Sale of Loans	—	(117)
Gain on Sale of Other Real Estate Owned and Repossessed Assets	(1)	—
Noncash Expense for Stock-Based Compensation	279	246
Decrease in Accrued Interest Receivable	36	266
Net Loss on Disposal of Fixed Assets	8	3
Decrease (Increase) in Taxes Payable	(2,462)	247
Payments on Operating Leases	—	(170)
Decrease in Accrued Interest Payable	(42)	(146)
Refund of Federal and State Income Taxes	—	1,311
Other, Net	(725)	(11)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,260	2,028
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	17,021	20,412
Purchases of Securities	(26,826)	(97,142)
Proceeds from Sale of Securities	—	11,930
Net (Increase) Decrease in Loans	(9,576)	31,497
Purchase of Premises and Equipment	(262)	(2,240)
Proceeds From Sale of Other Real Estate Owned	37	—
Decrease in Restricted Equity Securities	599	243
NET CASH USED IN INVESTING ACTIVITIES	(19,007)	(35,300)
FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(11,423)	41,489
Net (Decrease) Increase in Short-Term Borrowings	(7,088)	8,051
Principal Payments on Other Borrowed Funds	—	(2,000)
Cash Dividends Paid	(2,474)	(2,608)
Treasury Stock, Purchases at Cost	(3,988)	(561)
Exercise of Stock Options	167	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,806)	44,371
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,553)	11,099
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	119,674	160,911
CASH AND DUE FROM BANKS AT END OF PERIOD	$81,121	$172,010
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2022	2022	2021
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $1,166 and $1,916, Respectively)	$1,560	$2,044
Income Taxes	2,832	1,160
SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer of Loans to Loans Held for Sale	—	11,409
Transfer of Premises and Equipment to Premises and Equipment Held for Sale and Other Assets	—	1,075
Transfer of Deposits to Deposits Held for Sale	—	102,557
Right of Use Asset Recognized	1,284	—
Lease Liability Recognized	1,284	—
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
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest income on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest and dividend income on securities, insurance commissions, and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. After the consolidation of six branches and the sale of two branches in 2021, the Bank operates 11 branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, and three branches in Marshall and Ohio Counties in West Virginia. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, a full-service, independent insurance agency.

Critical Accounting Policies; Use of Critical Accounting Estimates
There were no material changes in our critical accounting policies during the six months ended June 30, 2022. See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding our critical accounting policies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in thousands, except share and per share data)

Net Income (Loss)	$118	$(223)	$3,165	$2,622

Weighted-Average Basic Common Shares Outstanding	5,147,846	5,432,234	5,172,881	5,433,298
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	9,129	—	16,263	5,103
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,156,975	5,432,234	5,189,144	5,438,401

Earnings (Loss) Per Share:
Basic	$0.02	$(0.04)	$0.61	$0.48
Diluted	0.02	(0.04)	0.61	0.48
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock Options	156,118	216,662	156,118	201,662
Restricted Stock	37,940	76,070	37,940	33,610

Note 3. Securities
The following table presents the amortized cost and fair value of securities available-for-sale at the dates indicated:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,992	$—	$(6,938)	$47,054
Obligations of States and Political Subdivisions	16,219	69	(207)	16,081
Mortgage-Backed Securities - Government-Sponsored Enterprises	50,088	21	(3,086)	47,023
Collateralized Mortgage Obligations - Government Sponsored Enterprises	103,279	1	(11,443)	91,837
Corporate Debt	9,481	—	(631)	8,850
Total Available-for-Sale Debt Securities	233,059	91	(22,305)	210,845

Equity Securities:
Mutual Funds				912
Other				1,748
Total Equity Securities				2,660
Total Securities				$213,505

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,992	$2	$(1,433)	$52,561
Obligations of States and Political Subdivisions	17,951	1,004	—	18,955
Mortgage-Backed Securities - Government-Sponsored Enterprises	55,373	1,468	(282)	56,559
Collateralized Mortgage Obligations - Government Sponsored Enterprises	88,493	164	(2,074)	86,583
Corporate Debt	7,481	—	(31)	7,450
Total Available-for-Sale Debt Securities	223,290	2,638	(3,820)	222,108

Equity Securities:
Mutual Funds				990
Other				1,876
Total Equity Securities				2,866
Total Securities				$224,974

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	June 30, 2022
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	3	$10,806	$(1,191)	10	$36,248	$(5,747)	13	$47,054	$(6,938)
Obligations of States and Political Subdivisions	26	11,210	(207)	—	—	—	26	11,210	(207)
Mortgage Backed Securities- Government Sponsored Enterprises	30	36,095	(2,627)	1	3,147	(459)	31	39,242	(3,086)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	20	91,648	(11,443)	—	—	—	20	91,648	(11,443)
Corporate Debt	3	8,850	(631)	—	—	—	3	8,850	(631)
Total	82	$158,609	$(16,099)	11	$39,395	$(6,206)	93	$198,004	$(22,305)

	December 31, 2021
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	5	$17,729	$(269)	7	$31,830	$(1,164)	12	$49,559	$(1,433)
Obligations of States and Political Subdivisions	—	—	—	—	—	—	—	—	—
Mortgage Backed Securities- Government Sponsored Enterprises	8	28,772	(282)	—	—	—	8	28,772	(282)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	10	77,560	(2,074)	—	—	—	10	77,560	(2,074)
Corporate Debt	2	7,450	(31)	—	—	—	2	7,450	(31)
Total	25	$131,511	$(2,656)	7	$31,830	$(1,164)	32	$163,341	$(3,820)
For debt securities, the Company does not believe that any individual unrealized loss as of June 30, 2022 or December 31, 2021, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at June 30, 2022 and December 31, 2021 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Securities available-for-sale with a fair value of $195.3 million and $121.0 million at June 30, 2022 and December 31, 2021, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.
The following table presents the scheduled maturities of debt securities as of the date indicated:

	June 30, 2022
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$1,095	$1,099
Due after One Year through Five Years	10,557	9,706
Due after Five Years through Ten Years	74,036	67,103
Due after Ten Years	147,371	132,937
Total	$233,059	$210,845
The following table presents the gross realized gain and loss on sales of debt securities, as well as gain and loss on equity securities from both sales and market adjustments for the periods indicated. All gains and losses presented in the table below are reported in Net (Loss) Gain on Securities on the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in thousands)

Debt Securities
Gross Realized Gain	$—	$—	$—	$225
Gross Realized Loss	—	—	—	—
Net Gain on Debt Securities	$—	$—	$—	$225

Equity Securities
Net Unrealized (Loss) Gain Recognized on Securities Held	$(199)	$11	$(206)	$233
Net Realized Gain Recognized on Securities Sold		—	—	—
Net (Loss) Gain on Equity Securities	$(199)	$11	$(206)	$233
Net (Loss) Gain on Securities	$(199)	$11	$(206)	$458

As of June 30, 2022 and December 31, 2021, securities available to be pledged have a fair value of $202.0 million and $214.7 million, respectively, and are inclusive of collateral currently pledged for public funds and sweep deposits.
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
The following table presents the classifications of loans as of the dates indicated.

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
(Dollars in thousands)

Real Estate:
Residential	$325,138	31.6%	$320,798	31.4%
Commercial	426,105	41.5	392,124	38.5
Construction	41,277	4.0	85,028	8.3
Commercial and Industrial	65,907	6.4	89,010	8.7
Consumer	148,921	14.5	122,152	12.0
Other	20,621	2.0	11,684	1.1
Total Loans	1,027,969	100.0%	1,020,796	100.0%
Allowance for Loan Losses	(12,833)		(11,582)
Loans, Net	$1,015,136		$1,009,214
Payroll Protection Program ("PPP") loans decreased $20.7 million to $3.9 million at June 30, 2022 compared to $24.5 million at December 31, 2021.

Net unamortized PPP loan origination fees as of June 30, 2022 and December 31, 2021 were $144,000 and $678,000 , respectively. $130,000 and $534,000 of net PPP loan origination fees were earned for the three and six months ended June 30, 2022, respectively, compared to $489,000 and $1.0 million for the three and six months ended June 30, 2021, respectively. All PPP loans are classified as commercial and industrial loans held for investment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

Total unamortized net deferred loan fees were $1.4 million and $1.9 million at June 30, 2022 and December 31, 2021, respectively.
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

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At June 30, 2022 and December 31, 2021, there were no loans in the criticized category of Loss within the internal risk rating system.

	June 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$322,442	$771	$1,925	$—	$325,138
Commercial	382,048	32,284	11,773	—	426,105
Construction	35,974	4,971	332	—	41,277
Commercial and Industrial	52,573	12,754	117	463	65,907
Consumer	148,841	—	80	—	148,921
Other	20,559	62	—	—	20,621
Total Loans	$962,437	$50,842	$14,227	$463	$1,027,969

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$317,964	$845	$1,989	$—	$320,798
Commercial	355,895	27,168	9,061	—	392,124
Construction	69,441	13,035	2,552	—	85,028
Commercial and Industrial	72,584	14,463	1,451	512	89,010
Consumer	122,136	—	16	—	122,152
Other	11,616	68	—	—	11,684
Total Loans	$949,636	$55,579	$15,069	$512	$1,020,796
The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	June 30, 2022
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$323,350	$311	$135	$—	$446	$1,342	$325,138
Commercial	424,098	15	—	—	15	1,992	426,105
Construction	41,277	—	—	—	—	—	41,277
Commercial and Industrial	65,417	9	—	—	9	481	65,907
Consumer	148,536	269	36	—	305	80	148,921
Other	20,621	—	—	—	—	—	20,621
Total Loans	$1,023,299	$604	$171	$—	$775	$3,895	$1,027,969

	December 31, 2021
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$317,583	$1,805	$17	$—	$1,822	$1,393	$320,798
Commercial	389,522	544	—	—	544	2,058	392,124
Construction	85,028	—	—	—	—	—	85,028
Commercial and Industrial	87,407	107	—	—	107	1,496	89,010
Consumer	121,636	419	81	—	500	16	122,152
Other	11,684	—	—	—	—	—	11,684
Total Loans	$1,012,860	$2,875	$98	$—	$2,973	$4,963	$1,020,796

Additional interest income that would have been recorded if the loans that were nonaccrual at June 30, 2022 were current was $43,000 and $94,000 for the three and six months ended June 30, 2022, respectively, and $135,000 and $196,000 for the three and six months ended June 30, 2021, respectively.

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

	June 30, 2022	December 31, 2021
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,342	$1,393
Commercial	1,992	2,058
Construction	—	—
Commercial and Industrial	481	1,496
Consumer	80	16
Total Nonaccrual Loans	3,895	4,963

Accruing Loans Past Due 90 Days or More:
Consumer	—	—
Total Accruing Loans Past Due 90 Days or More	—	—
Total Nonaccrual Loans and Accruing Loans Past Due 90 Days or More	3,895	4,963

Troubled Debt Restructurings, Accruing:
Real Estate
Residential	593	613
Commercial	1,337	1,674
Commercial and Industrial	11	16
Total Troubled Debt Restructurings, Accruing	1,941	2,303

Total Nonperforming Loans	5,836	7,266

Other Real Estate Owned:
Residential	—	36
Commercial	—	—
Total Other Real Estate Owned	—	36

Total Nonperforming Assets	$5,836	$7,302

Nonperforming Loans to Total Loans	0.57%	0.71%
Nonperforming Assets to Total Assets	0.42	0.51
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $728,000 and $571,000 at June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, the Company had no TDR loans in forbearance. There were no modifications to troubled debt restructurings during the three months ended June 30, 2022. As of December 31, 2021, there was one TDR loan in forbearance.

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	June 30, 2022
				Quarter Ended		Year to Date
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,105		$1,109	$1,111	$12	$1,117	$23
Commercial	11,447		11,560	11,539	156	10,411	228
Construction	332		332	436	11	2,141	38
Commercial and Industrial	128		134	136	25	1,032	30
Total With No Related Allowance Recorded	$13,012	$—	$13,135	$13,222	$204	$14,701	$319

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—	$—	$—
Commercial	1,662	86	1,662	1,676	11	2,817	11
Construction	—	—	—	—	—	—	—
Commercial and Industrial	463	244	718	476	17	488	19
Total With A Related Allowance Recorded	$2,125	$330	$2,380	$2,152	$28	$3,305	$30

Total Impaired Loans:
Real Estate:
Residential	$1,105	$—	$1,109	$1,111	$12	$1,117	$23
Commercial	13,109	86	13,222	13,215	167	13,228	239
Construction	332	—	332	436	11	2,141	38
Commercial and Industrial	591	244	852	612	42	1,520	49
Total Impaired Loans	$15,137	$330	$15,515	$15,374	$232	$18,006	$349

	December 31, 2021
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,133		$1,137	$1,158	$46
Commercial	9,733		9,787	27,207	927
Construction	540		540	887	34
Commercial and Industrial	1,979		2,286	3,230	49
Total With No Related Allowance Recorded	$13,385	$—	$13,750	$32,482	$1,056

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	266	195	266	421	19
Construction	2,013	104	2,013	169	7
Commercial and Industrial	—	—	—	1,316	29
Total With A Related Allowance Recorded	$2,279	$299	$2,279	$1,906	$55

Total Impaired Loans
Real Estate:
Residential	$1,133	$—	$1,137	$1,158	$46
Commercial	9,999	195	10,053	27,628	946
Construction	2,553	104	2,553	1,056	41
Commercial and Industrial	1,979	—	2,286	4,546	78
Total Impaired Loans	$15,664	$299	$16,029	$34,388	$1,111
The recorded investment of loans evaluated for impairment decreased $527,000 at June 30, 2022 compared to December 31, 2021 and was primarily related to commercial real estate loans.

The following tables present the activity in the allowance for loan losses summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

March 31, 2022	$1,472	$6,326	$704	$1,130	$1,292	$—	$671	$11,595
Charge-offs	(15)			(2,712)	(20)			(2,747)
Recoveries	126			57	18			201
Provision (Recovery)	71	(303)	(233)	3,874	212		163	3,784
June 30, 2022	$1,654	$6,023	$471	$2,349	$1,502	$—	$834	$12,833

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2021	$1,420	$5,960	$1,249	$1,151	$1,050	$—	$752	$11,582
Charge-offs	(32)			(2,712)	(40)			(2,784)
Recoveries	128			68	55			251
Provision (Recovery)	138	63	(778)	3,842	437		82	3,784
June 30, 2022	$1,654	$6,023	$471	$2,349	$1,502	$—	$834	$12,833

	June 30, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$86	$—	$244	$—	$—	$—	$330
Collectively Evaluated for Potential Impairment	$1,654	$5,937	$471	$2,105	$1,502	$—	$834	$12,503

	December 31, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$195	$104	$—	$—	$—	$—	$299
Collectively Evaluated for Potential Impairment	$1,420	$5,765	$1,145	$1,151	$1,050	$—	$752	$11,283

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

March 31, 2021	$1,975	$5,917	$939	$1,543	$1,103	$—	$1,248	$12,725
Charge-offs	—	—	—	—	(25)	—	—	(25)
Recoveries	4	—	—	10	30	—	—	44
Provision (Recovery)	(391)	(335)	197	(401)	(167)	—	(103)	(1,200)
June 30, 2021	$1,588	$5,582	$1,136	$1,152	$941	$—	$1,145	$11,544

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2020	$2,249	$6,010	$889	$1,423	$1,283	$—	$917	$12,771
Charge-offs	—	—	—	—	(120)	—	—	(120)
Recoveries	13	—	—	22	58	—	—	93
Provision (Recovery)	(674)	(428)	247	(293)	(280)	—	228	(1,200)
June 30, 2021	$1,588	$5,582	$1,136	$1,152	$941	$—	$1,145	$11,544

	June 30, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$261	$—	$62	$—	$—	$—	$323
Collectively Evaluated for Potential Impairment	$1,588	$5,321	$1,136	$1,090	$941	$—	$1,145	$11,221
The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated. At June 30, 2022 and December 31, 2021, commercial and industrial loans include $3.9 million and $24.5 million, respectively, of PPP loans collectively evaluated for potential impairment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

	June 30, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,105	$13,109	$332	$591	$—	$—	$15,137
Collectively Evaluated for Potential Impairment	324,033	412,996	40,945	65,316	148,921	20,621	1,012,832
Total Loans	$325,138	$426,105	$41,277	$65,907	$148,921	$20,621	$1,027,969

	December 31, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,133	$9,999	$2,553	$1,979	$—	$—	$15,664
Collectively Evaluated for Potential Impairment	319,665	382,125	82,475	87,031	122,152	11,684	1,005,132
Total Loans	$320,798	$392,124	$85,028	$89,010	$122,152	$11,684	$1,020,796
The following table presents changes in the accretable discount on the loans acquired at fair value at the dates indicated.

Accretable Discount
(Dollars in Thousands)

December 31, 2021	$726
Accretable Yield	(130)
June 30, 2022	$596
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

The following table sets forth the components of short-term borrowings as of the dates indicated.

	June 30, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$32,178	0.26%	$39,266	0.17%
Average Balance Outstanding During the Period	36,000	0.21	43,988	0.22
Maximum Amount Outstanding at any Month End	39,219		52,777

Securities Collaterizing the Agreements at Period-End:
Carrying Value	57,934		59,867
Market Value	51,898		59,339
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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers into or out of Level 3 during the six months ended June 30, 2022 or year ended December 31, 2021.

	Fair Value Hierarchy	June 30 2022	December 31 2021
(Dollars in thousands)

Securities:
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$47,054	$52,561
Obligations of States and Political Subdivisions	Level 2	16,081	18,955
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	47,023	56,559
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	91,837	86,583
Corporate Debt	Level 2	8,850	7,450
Total Available-for-Sale Debt Securities		210,845	222,108

Equity Securities
Mutual Funds	Level 1	912	990
Other	Level 1	1,748	1,876
Total Equity Securities		2,660	2,866
Total Securities		$213,505	$224,974

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

Financial Asset	Fair Value Hierarchy	June 30, 2022	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Impaired Loans Individually Assessed	Level 3	$1,795	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	16.5%

Financial Asset	Fair Value Hierarchy	December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Impaired Loans Individually Assessed	Level 3	$1,980	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	15.8%
Mortgage Servicing Rights	Level 3	141	Discounted Cash Flow	Discount Rate	9%	to	11%	10.2%
				Prepayment Speed	12%	to	27%	16.0%
OREO	Level 3	36	Appraisal of Collateral (1)	Liquidation Expenses (2)	10%	to	30%	26.6%
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
Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At June 30, 2022 and December 31, 2021, the fair value of impaired loans consists of the loan balances of $2.1 million and $2.3 million, respectively, less their specific valuation allowances of $330,000 and $299,000, respectively.
The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. MSRs are reported in Other Assets in the Consolidated Statements of Financial Condition and are amortized into mortgage servicing income in Other Income in the Consolidated Statements of Income (Loss).
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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		June 30, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$49,961	$49,961	$63,968	$63,968
Non-Interest Bearing	Level 1	31,160	31,160	55,706	55,706
Securities	See Above	213,505	213,505	224,974	224,974
Loans, Net	Level 3	1,015,136	994,753	1,009,214	1,039,980
Restricted Stock	Level 2	2,804	2,804	3,403	3,403
Mortgage Servicing Rights	Level 3	683	982	730	773
Accrued Interest Receivable	Level 2	3,314	3,314	3,350	3,350
Financial Liabilities:
Deposits	Level 2	1,215,190	1,212,509	1,226,613	1,227,653
Short-Term Borrowings	Level 2	32,178	32,167	39,266	39,266
Other Borrowed Funds
FHLB Borrowings	Level 2	3,000	3,000	3,000	3,000
Subordinated Debt	Level 2	14,618	13,947	14,601	15,000
Accrued Interest Payable	Level 2	444	444	486	486
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

	June 30, 2022	December 31, 2021
(Dollars in thousands)

Standby Letters of Credit	$110	$110
Performance Letters of Credit	1,675	2,873
Construction Mortgages	43,650	55,597
Personal Lines of Credit	7,101	7,055
Overdraft Protection Lines	5,484	5,709
Home Equity Lines of Credit	22,999	21,187
Commercial Lines of Credit	78,929	83,316
Total Commitments	$159,948	$175,847
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in thousands)

Operating Lease Expense	$89	$88	$171	$183
Short-Term Lease Expense	1	9	1	17
Variable Lease Expense	7	8	14	16
Total Lease Expense	$97	$105	$186	$216

	June 30, 2022	December 31, 2021
(Dollars in thousands)

Operating Leases:
ROU Assets	$1,807	$674
Weighted Average Lease Term in Years	8.77	7.33
Weighted Average Discount Rate	2.56%	2.51%

June 30, 2022
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$239
Due After One Year to Two Years	292
Due After Two Years to Three Years	260
Due After Three Years to Four Years	225
Due After Four to Five Years	195
Due After Five Years	1,064
Total	$2,275
Less: Present Value Discount	280
Lease Liabilities	$1,995

During the six months ended June 30, 2022, the Company entered into a new lease agreement for the McMurray, PA branch, for a 10-year term ending March 31, 2032, as well as a new lease agreement for the Waynesburg branch, for a 5-year term ending July 31, 2027. The increase to the operating Right of Use Asset and corresponding lease liability is approximately $1.3 million.

Note 9. Other Noninterest Expense
The details of other noninterest expense for the Company’s Consolidated Statements of Income (Loss) for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in thousands)

Non-Employee Compensation	$139	$141	$270	$290
Printing and Supplies	46	65	127	164
Postage	33	115	137	178
Telephone	119	140	258	328
Charitable Contributions	39	21	80	35
Dues and Subscriptions	39	37	97	88
Loan Expenses	124	110	250	202
Meals and Entertainment	38	26	68	60
Travel	34	28	73	50
Training	13	7	31	24
Bank Assessment	47	44	94	88
Insurance	69	59	131	119
Miscellaneous	98	152	221	301
Total Other Noninterest Expense	$838	$945	$1,837	$1,927
Note 10. Segment and Related Information
At June 30, 2022, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

June 30, 2022
Assets	$1,385,888	$4,782	$128,432	$(132,641)	$1,386,461
Liabilities	1,275,170	1,674	14,660	(18,815)	1,272,689
Stockholders' Equity	110,718	3,108	113,772	(113,826)	113,772

December 31, 2021
Assets	$1,425,588	$5,110	$147,829	$(153,048)	$1,425,479
Liabilities	1,299,325	1,731	14,705	(23,406)	1,292,355
Stockholders' Equity	126,263	3,379	133,124	(129,642)	133,124

Three Months Ended June 30, 2022
Interest and Dividend Income	$10,940	$2	$1,255	$(1,239)	$10,958
Interest Expense	640	—	155	—	795
Net Interest and Dividend Income	10,300	2	1,100	(1,239)	10,163
Provision for Loan Losses	3,784	—	—	—	3,784
Net Interest and Dividend Income After Provision for Loan Losses	6,516	2	1,100	(1,239)	6,379
Noninterest Income (Loss)	903	1,369	(167)	—	2,105
Noninterest Expense	7,420	985	5	—	8,410
Undistributed Net Income (Loss) of Subsidiary	273	—	(897)	624	—
Income Before Income Tax Expense (Benefit)	272	386	31	(615)	74
Income Tax Expense (Benefit)	(70)	113	(87)	—	(44)
Net Income (Loss)	$342	$273	$118	$(615)	$118

Six Months Ended June 30, 2022
Interest and Dividend Income	$21,535	$3	$2,534	$(2,498)	$21,574
Interest Expense	1,208	—	310	—	1,518
Net Interest and Dividend Income	20,327	3	2,224	(2,498)	20,056
Provision for Loan Losses	3,784	—	—	—	3,784
Net Interest and Dividend Income After Provision for Loan Losses	16,543	3	2,224	(2,498)	16,272
Noninterest Income (Loss)	1,680	3,166	(128)	—	4,718
Noninterest Expense	15,065	1,992	9	—	17,066
Undistributed Net Income of Subsidiary	834	—	955	(1,789)	—
Income Before Income Tax Expense (Benefit)	3,992	1,177	3,042	(4,287)	3,924
Income Tax Expense (Benefit)	540	343	(124)	—	759
Net Income (Loss)	$3,452	$834	$3,166	$(4,287)	$3,165

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

Three Months Ended June 30, 2021
Interest and Dividend Income	$10,798	$1	$5,825	$(5,804)	$10,820
Interest Expense	886	—	—	—	886
Net Interest and Dividend Income	9,912	1	5,825	(5,804)	9,934
(Recovery) Provision for Loan Losses	(1,200)	—	—	—	(1,200)
Net Interest and Dividend Income After (Recovery) Provision for Loan Losses	11,112	1	5,825	(5,804)	11,134
Noninterest Income	1,002	1,209	8	—	2,219
Noninterest Expense	12,757	962	3	—	13,722
Undistributed Net Income (Loss) of Subsidiary	177	—	(6,050)	5,873	—
(Loss) Income Before Income Tax Expense (Benefit)	(466)	248	(220)	69	(369)
Income Tax (Benefit) Expense	(220)	71	3	—	(146)
Net (Loss) Income	$(246)	$177	$(223)	$69	$(223)

Six Months Ended June 30, 2021
Interest and Dividend Income	$21,768	$3	$7,145	$(7,108)	$21,808
Interest Expense	1,897	—	—	—	1,897
Net Interest and Dividend Income	19,871	3	7,145	(7,108)	19,911
(Recovery) Provision for Loan Losses	(1,200)	—	—	—	(1,200)
Net Interest and Dividend Income After (Recovery) Provision for Loan Losses	21,071	3	7,145	(7,108)	21,111
Noninterest Income	2,345	2,800	248	—	5,393
Noninterest Expense	21,147	1,964	6	—	23,117
Undistributed Net Income (Loss) of Subsidiary	585	—	(4,750)	4,165	—
Income Before Income Tax Expense	2,854	839	2,637	(2,943)	3,387
Income Tax Expense	496	254	15	—	765
Net Income (Loss)	$2,358	$585	$2,622	$(2,943)	$2,622

Note 11. Stock Based Compensation
The following table presents stock option information for the period indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2021	207,641	$24.01	4.8
Granted	89,465	25.79
Exercised	(7,500)	22.25
Forfeited	(3,088)	26.87
Outstanding Options at June 30, 2022	286,518	$24.58	5.4

Exercisable Options at June 30, 2022	188,353	$24.33	3.6

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at June 30, 2022	98,165	$25.07	9.0

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Term in Years			6.5
Expected Volatility			28.7%
Expected Dividends			$0.96
Risk Free Rate of Return			1.60%
Weighted Average Grant Date Fair Value (per share)			$4.86
The following table presents restricted stock award information for the period indicated

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2021	56,140	$23.90	5.3
Granted	21,765	26.07
Vested	(120)	23.60
Forfeited	(2,325)	23.80
Nonvested Restricted Stock at June 30, 2022	75,460	$24.53	4.2
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $149,000 and $125,000 for the three months ended June 30, 2022 and 2021, and $279,000 and $246,000 for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022 and December 31, 2021, total unrecognized compensation expense was $436,718 and $65,000, respectively, related to stock options, and $1.6 million and $1.3 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at June 30, 2022 and December 31, 2021 exceeds the exercise price of the stock options. The intrinsic value of stock options was $190,016 and $296,000 at June 30, 2022 and December 31, 2021, respectively.
At June 30, 2022 and December 31, 2021, respectively, there were 358,235 and 500,000 shares available under the Plan to be issued in connection with the exercise of stock options, and 143,294 and 200,000 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by two and one-half shares for each restricted stock award or unit share granted.

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

Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2022, compared to the financial condition as of December 31, 2021 and the consolidated results of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
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

The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Dollars in thousands)

Interest Income (GAAP)	$10,958	$10,820	$21,574	$21,808
Adjustment to FTE Basis	34	43	71	89
Interest Income (FTE) (Non-GAAP)	10,992	10,863	21,645	21,897
Interest Expense (GAAP)	795	886	1,518	1,897
Net Interest Income (FTE) (Non-GAAP)	$10,197	$9,977	$20,127	$20,000

Net Interest Rate Spread (GAAP)	3.00%	2.72%	3.00%	2.81%
Adjustment to FTE Basis	0.01	0.02	0.01	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	3.01	2.74	3.01	2.82

Net Interest Margin (GAAP)	3.12%	2.84%	3.10%	2.94%
Adjustment to FTE Basis	0.01	0.01	0.01	0.01
Net Interest Margin (FTE) (Non-GAAP)	3.13	2.85	3.11	2.95
Allowance for loan losses to total loans, excluding PPP loans, is a non-GAAP measure that serves as a useful measurement to evaluate the allowance for loan losses without the impact of SBA guaranteed loans.

	June 30, 2022	December 31, 2021
(Dollars in thousands)

Allowance for Loan Losses (Numerator)	$12,833	$11,582

Total Loans	1,027,969	$1,020,796
PPP Loans	(3,853)	(24,523)
Total Loans, Excluding PPP Loans (Non-GAAP) (Denominator)	$1,024,116	$996,273

Allowance for Loan Losses to Total Loans (GAAP)	1.25%	1.13%

Allowance for Loan Losses to Total Loans, Excluding PPP Loans (Non-GAAP)	1.25%	1.16%
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	June 30, 2022	December 31, 2021
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$113,772	$133,124
Goodwill and Other Intangible Assets, Net	(14,136)	(15,027)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$99,636	$118,097

Common Shares Outstanding (Denominator)	5,128,333	5,260,672

Book Value per Common Share (GAAP)	$22.18	$25.31

Tangible Book Value per Common Share (Non-GAAP)	$19.43	$22.45

Consolidated Statements of Financial Condition Analysis
Assets
Total assets decreased $39.0 million, or 2.7%, to $1.39 billion at June 30, 2022, compared to $1.43 billion at December 31, 2021.
Cash and Securities
•Cash and due from banks decreased $38.6 million, or 32.2%, to $81.1 million at June 30, 2022, compared to $119.7 million at December 31, 2021. The change is primarily due to a decrease in deposits as further described below in the Liabilities section.
•Securities decreased $11.5 million, or 5.1%, to $213.5 million at June 30, 2022, compared to $225.0 million at December 31, 2021. Current period activity included $26.8 million of purchases, and $17.0 million of pay downs. The purchases were made to earn a higher yield on excess cash. In addition, there was a $21.0 million decrease in the market value of the debt securities portfolio, primarily due to the increase in market interest rates, and a $206,000 loss in market value in the equity securities portfolio, which is primarily comprised of bank stocks.
Payroll Protection Program (“PPP”) Update
•PPP loans decreased $20.7 million to $3.9 million at June 30, 2022 compared to $24.5 million at December 31, 2021.
•$144,000 of net PPP loan origination fees were unearned at June 30, 2022 compared to $678,000 at December 31, 2021. $130,000 of net PPP loan origination fees were earned in the three months ended June 30, 2022 compared to $404,000 for the three months ended March 31, 2022.

Loans, Allowance for Loan Losses and Credit Quality
•Total loans held for investment increased $7.2 million, or 0.70%, to $1.03 billion at June 30, 2022 compared to $1.02 billion at December 31, 2021. Excluding the net decline of $20.7 million in PPP loans in the current period, loans increased $27.8 million.
•The allowance for loan losses was $12.8 million at June 30, 2022 and $11.6 million at December 31, 2021. As a result, the allowance for loan losses to total loans was 1.25% at June 30, 2022 compared to 1.13% at December 31, 2021. The allowance for loan losses to total loans, excluding PPP loans, was 1.25% at June 30, 2022 compared to 1.16% at December 31, 2021. The change in the allowance for loan losses was primarily due to adjustments to historical loss factors and changes in qualitative factors in particular economic and industry conditions since December 31, 2021.
•Net charge-offs for the three months ended June 30, 2022 were $2.5 million, or 1.01% of average loans on an annualized basis. Net recoveries for the three months ended June 30, 2021 were $19,000, or 0.01% of average loans on an annualized basis. Net charge-offs for the six months ended June 30, 2022 were $2.5 million, or 0.50% of average loans on an annualized basis. Net charge-offs for the six months ended June 30, 2021 were $27,000, or 0.01% of average loans on an annualized basis.
•Nonperforming loans, which includes nonaccrual loans, accruing loans past due 90 days or more, and accruing loans that are considered troubled debt restructurings, were $5.8 million at June 30, 2022 compared to $7.3 million at December 31, 2021. Nonperforming loans to total loans ratio was 0.57% at June 30, 2022 compared to 0.71% at December 31, 2021.

Other
•Intangible Assets decreased $891,000, or 17.0%, to $4.4 million at June 30, 2022 compared to $5.3 million at December 31, 2021 primarily due to amortization expense recognized during the period.
•Accrued interest receivable and other assets increased $5.9 million, or 45.9%; to $18.8 million at June 30, 2022, compared to $12.9 million at December 31, 2021. This change was primarily driven by deferred taxes as a result of the increase in market interest rates conditions and the decrease in the market value of the securities portfolio.
Liabilities
Total liabilities decreased $19.7 million, or 1.5%, to $1.27 billion at June 30, 2022 compared to $1.29 billion at December 31, 2021.
Deposits
•Total deposits decreased $11.4 million to $1.22 billion as of June 30, 2022 compared to $1.23 billion at December 31, 2021, an annualized decrease of 1.9%. Interest-bearing demand deposits and time deposits decreased $7.2 million and

$11.5 million, respectively, partially offset by increases in noninterest bearing demand deposits and savings accounts by $3.4 million and $10.7 million, respectively.
Borrowings
•Short-term borrowings decreased $7.1 million, or 18.1%, to $32.2 million at June 30, 2022, compared to $39.3 million at December 31, 2021. At June 30, 2022 and December 31, 2021, short-term borrowings were comprised entirely of securities sold under agreements to repurchase, which are related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase.
Stockholders’ Equity
Stockholders’ equity decreased $19.4 million, or 14.6%, to $113.8 million at June 30, 2022, compared to $133.1 million at December 31, 2021. On February 15, 2022, the Company completed its stock repurchase program that was implemented on June 10, 2021. On April 21, 2022, a new $10 million repurchase program was authorized, with the Company repurchasing 27,439 shares at an average price of $22.06 per share during the second quarter.
•Net income was $3.2 million for the six months ended June 30, 2022.
•Accumulated other comprehensive loss decreased $16.5 million primarily due to the effect of market interest rate increases on the Company’s debt securities.
•In total, the Company has repurchased $4.0 million since December 31, 2021
•The Company declared and paid $2.5 million in dividends to common stockholders in the current period.
•Book value per share (GAAP) was $22.18 at June 30, 2022 compared to $25.31 at December 31, 2021, a decrease of $3.13. Tangible book value per share (Non-GAAP) decreased $3.02, or 13.5%, to $19.43 compared to $22.45 at December 31, 2021. Refer to Explanation of Use of Non-GAAP Financial Measures in this Report.
Consolidated Results of Operations for the Three Months Ended June 30, 2022 and 2021
Overview. Net income was $118,000 for the three months ended June 30, 2022, an increase of $341,000 compared to net loss of $223,000 for the three months ended June 30, 2021.
Net Interest and Dividend Income. Net interest and dividend income increased $229,000, or 2.3%, to $10.2 million for the three months ended June 30, 2022 compared to $9.9 million for the three months ended June 30, 2021. Net interest margin (GAAP) increased to 3.12% for the three months ended June 30, 2022 compared to 2.84% for the three months ended June 30, 2021. Net interest margin (FTE) (Non-GAAP) increased 28 basis points (bps) to 3.13% for the three months ended June 30, 2022 compared to 2.85% for the three months ended June 30, 2021.
Interest and Dividend Income
•Interest and dividend income increased $138,000, or 1.3%, to $11.0 million for the three months ended June 30, 2022 compared to $10.8 million the three months ended June 30, 2021.
◦Interest income on loans decreased $203,000, or 2.0%, to $9.7 million for the three months ended June 30, 2022 compared to $9.9 million for the three months ended June 30, 2021. The average balance of loans decreased $9.0 million to $1.01 billion from $1.02 billion and the average yield decreased 5 bps to 3.88% compared to 3.93%.
◦Interest and fee income on PPP loans was $144,000 for the three months ended June 30, 2022 and contributed 4 bps to loan yield, compared to $636,000 for the three months ended June 30, 2021, which contributed 3 bps to loan yield.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $75,000 for the three months ended June 30, 2022 compared to $153,000 for the three months ended June 30, 2021, or 3 bps in the current period compared to 6 bps in the prior period.
◦Interest income on taxable investment securities increased $353,000, or 55.6%, to $988,000 for the three months ended June 30, 2022 compared to $635,000 for the three months ended June 30, 2021 driven by a $103.6 million increase in average balance partially offset by a 31 bps decrease in average yield.

Interest Expense
•Interest expense decreased $91,000, or 10.3%, to $795,000 for the three months ended June 30, 2022 compared to $886,000 for the three months ended June 30, 2021.

◦Interest expense on deposits decreased $223,000, or 27.0%, to $604,000 for the three months ended June 30, 2022 compared to $827,000 for the three months ended June 30, 2021. While average interest-earning deposit balances decreased $74.5 million, or 8%, from $900.1 million as of June 30, 2021 compared to $825.6 million as of June 30, 2022, controlling the deposit cost structure combined with non-renewal or repricing of higher-cost time deposit resulted in a 8 bps, or 21.7%, decrease in average cost compared to the three months ended June 30, 2021. In addition, the average balance of time deposits and the related average cost decreased $49.7 million and 24 bps, respectively. These decreases are partially offset by a 9 bps increase in interest-bearing demand deposit average cost as well as an increase in average other borrowings of $11.6 million or 193.5% to $17.6 million as of June 30, 2022 compared to $6.0 million as of June 30, 2021, which was driven by an increase in subordinated debt balance.

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

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,007,874	$9,751	3.88%	$1,016,868	$9,959	3.93%
Debt Securities
Taxable	228,315	988	1.73	124,685	635	2.04
Exempt From Federal Tax	9,109	73	3.21	12,276	94	3.06
Equity Securities	2,693	20	2.97	2,649	24	3.62
Interest Bearing Deposits at Banks	56,379	122	0.87	242,348	106	0.17
Other Interest-Earning Assets	3,235	38	4.71	4,044	45	4.46
Total Interest-Earning Assets	1,307,605	10,992	3.37	1,402,870	10,863	3.11
Noninterest-Earning Assets	84,323			82,794
Total Assets	$1,391,928			$1,485,664

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits (3)	$260,655	111	0.17%	$275,752	55	0.08%
Savings (3)	248,356	20	0.03	247,238	25	0.04
Money Market (3)	188,804	61	0.13	199,652	71	0.14
Time Deposits (3)	127,832	412	1.29	177,506	676	1.53
Total Interest-Bearing Deposits (3)	825,647	604	0.29	900,148	827	0.37
Short-Term Borrowings
Securities Sold Under Agreements to Repurchase	34,135	18	0.21	49,325	24	0.20
Other Borrowings	17,611	173	3.94	6,000	35	2.34
Total Interest-Bearing Liabilities	877,393	795	0.36	955,473	886	0.37
Noninterest-Bearing Demand Deposits	391,975			387,317
Other Liabilities	4,415			7,999
Total Liabilities	1,273,783			1,350,789
Stockholders' Equity	118,145			134,875
Total Liabilities and Stockholders' Equity	$1,391,928			$1,485,664
Net Interest Income (FTE) (Non-GAAP) (4)		$10,197			$9,977
Net Interest Rate Spread (FTE) (Non-GAAP) (4)(6)			3.01%			2.74%
Net Interest-Earning Assets (5)	$430,212			$447,397
Net Interest Margin (GAAP) (7))			3.12			2.84
Net Interest Margin (FTE) (Non-GAAP) (4)(7)			3.13			2.85
Return on Average Assets (1)			0.03			(0.06)
Return on Average Equity (1)			0.40			(0.66)
Average Equity to Average Assets			8.49			9.08
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			149.03			146.82
PPP Loans	$5,546	$144	10.41	$57,661	$636	4.42
(1)Annualized based on three months ended results.
(2)    Net of the allowance for loan losses and includes nonaccrual loans with a zero yield and Loans Held for Sale if applicable.
(3)    Includes Deposits Held for Sale that were sold in December 2021.
(4)    Refer to Explanation and Use of Non-GAAP Financial Measures in this filing for the calculation of the measure and reconciliation to the most comparable GAAP measure.
(5)    Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)    Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7)    Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
	(Decrease) Increase Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$(82)	$(126)	$(208)
Debt Securities:
Taxable	462	(109)	353
Exempt From Federal Tax	(26)	5	(21)
Marketable Equity Securities	—	(4)	(4)
Other Interest-Earning Assets	(10)	3	(7)
Total Interest-Earning Assets	211	(82)	129

Interest Expense:
Deposits	(54)	(169)	(223)
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	(7)	1	(6)
Other Borrowings	102	36	138
Total Interest-Bearing Liabilities	41	(132)	(91)
Change in Net Interest and Dividend Income	$170	$50	$220
Provision for Loan Losses. There was $3.8 million provision for loan losses for the three months ended June 30, 2022 compared with a recovery of $1.2 million for the three months ended June 30, 2021. The increased provision for loan losses was primarily due to a provision for a single loan charge-off of $2.7 million (pre-tax) with respect to a commercial and industrial loan. As previously reported, the charge-off relates to a borrower which is ceasing operations and carried a $3.5 million revolving line of credit which had an outstanding balance of $2.7 million. The remaining increase to the provision was a result of adjustments made to historical loss factors and changes in qualitative factors in particular economic and industry conditions between the three months ended June 30, 2022 and three months ended June 30, 2021.
Noninterest Income. Noninterest income decreased $114,000, or 5.1%, to $2.1 million for the three months ended June 30, 2022, compared to $2.2 million for the three months ended June 30, 2021. The decrease was largely due to a $210,000 reduction in securities gains due to a decline of $199,000 in the market value of equity securities, comprised mainly of bank stocks, partially offset by a $160,000 increase in insurance commissions. The increase in insurance commissions was primarily driven by contingency income which resulted from the higher than lock-in amounts received and core business including commercial and personal insurance lines. In addition, net gain on sale of loans decreased $31,000 as there were no loans sold during the three months ended June 30, 2022.
Noninterest Expense. Noninterest expense decreased $5.3 million, or 38.7%, to $8.4 million for the three months ended June 30, 2022 compared to $13.7 million for the three months ended June 30, 2021, compared to $8.7 million for the three months ended March 31, 2022. The primary drivers were decreases of $2.3 million and $1.2 million related to the writedown of fixed assets and intangible impairment associated with branch consolidation and sale initiatives in 2021, respectively. In addition, salaries and benefits decreased $537,000 and occupancy decreased $248,000, primarily related to the reduction of footprint and related headcount resulting from the consolidation and sale of branches during 2021. Contracted services decreased $402,000 to

$348,000 for the three months ended June 30, 2022 compared to $750,000 for the three months ended June 30, 2021. This was a result of branch optimization initiatives completed in the prior year.
Income Taxes. Income tax benefit was $44,000 for the three months ended June 30, 2022 compared to income tax benefit of $146,000 for the three months ended June 30, 2021. This change was primarily driven by pre-tax income of $74,000 for the three months ended June 30, 2022 compared to pre-tax loss of $369,000 for the three months ended June 30, 2021, due to expenses incurred from the branch consolidation efforts in the three months ended June 30, 2021 which were not incurred in the three months ended June 30, 2022
Results of Operations for the Six Months Ended June 30, 2022 and 2021
Overview. Net income was $3.2 million for the six months ended June 30, 2022, an increase of $543,000 compared to net income of $2.6 million for the six months ended June 30, 2021.
Net Interest and Dividend Income. Net interest and dividend income increased $145,000, or 0.7% to $20.1 million for the six months ended June 30, 2022 compared to $19.9 million for the six months ended June 30, 2021. Net interest margin (Non-GAAP FTE) increased 16 bps to 3.11% for the six months ended June 30, 2022 compared to 2.95% the six months ended June 30, 2021. Net interest margin (GAAP) increased to 3.10% for the six months ended June 30, 2022 compared to 2.94% for the six months ended June 30, 2021.
Interest and Dividend Income
•Interest and dividend income decreased $234,000, or 1.1%, to $21.6 million for the six months ended June 30, 2022 compared to $21.8 million for the six months ended June 30, 2021.
◦Interest income on loans decreased $798,000 or 4.0% to $19.3 million during the six months ended June 30, 2022 compared to $20.1 million for the six months ended June 30, 2021. Average loans decreased $15.8 million, and the loan yield for the six months ended June 30, 2022 decreased 10 bps to 3.86% compared to 3.96% for the six months ended June 30, 2021.
◦Interest and fee income on PPP loans was $589,000 for the six months ended June 30, 2022 and contributed 8 bps to loan yield, compared to $1.3 million for the six months ended June 30, 2021, which contributed loan yield 4 bps in the prior period.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $130,000 for the six months ended June 30, 2022 compared to $291,000 for the six months ended June 30, 2021, or 3 bps in the current period compared to 5 bps in the prior period.
◦Interest income on taxable investment securities increased $612,000, or 47.8%, to $1.9 million for the six months ended June 30, 2022 compared to $1.3 million for the six months ended June 30, 2021 driven by a $98.4 million increased in average taxable investment securities balance and partially offset by a 37 bps decrease in average yield.
Interest Expense
•Interest expense decreased $379,000, or 20.0%, to $1.5 million for the six months ended June 30, 2022 compared to $1.9 million for the six months ended June 30, 2021.
◦Interest expense on deposits decreased $640,000, or 36.1%, to $1.1 million for the six months ended June 30, 2022 compared to $1.8 million for the six months ended June 30, 2021. While average interest-bearing deposits decreased $56.6 million, controlling the deposit cost structure combined with non-renewal or repricing of higher-cost time deposit resulted in a resulted in a 13 bps decrease in average cost compared to the six months ended June 30, 2021. In addition, the average balance of time deposits and the related average cost decreased $52.4 million and 28 bps, respectively. These decreases are partially offset by a 2 bps increase in interest-bearing demand deposit average cost as well as an increase in average other borrowings of $11.0 million or 166.9% to $17.6 million as of June 30, 2022 compared to $6.6 million as of June 30, 2021, which was driven by an increase in subordinated debt balance.

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

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,008,539	$19,322	3.86%	$1,024,319	$20,131	3.96%
Debt Securities
Taxable	222,144	1,893	1.70	123,790	1,281	2.07
Tax Exempt	9,649	156	3.23	12,608	192	3.05
Marketable Equity Securities	2,693	42	3.12	2,641	44	3.33
Interest Bearing Deposits at Other Banks	57,829	156	0.54	200,388	150	0.15
Other Interest-Earning Assets	3,358	76	4.56	3,977	99	5.02
Total Interest-Earning Assets	1,304,212	21,645	3.35	1,367,723	21,897	3.23
Noninterest-Earning Assets	103,201			87,645
Total Assets	$1,407,413			$1,455,368
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits (3)	$268,585	160	0.12%	$267,455	133	0.10%
Savings (3)	246,084	38	0.03	243,565	57	0.05
Money Market (3)	190,605	102	0.11	198,530	168	0.17
Time Deposits (3)	129,914	834	1.29	182,283	1,416	1.57
Total Interest-Bearing Deposits (3)	835,188	1,134	0.27	891,833	1,774	0.40
ST Borrowings
Securities Sold Under Agreements to Repurchase	36,000	37	0.21	45,232	47	0.21
Other Borrowings	17,608	347	3.97	6,597	76	2.32
Total Interest-Bearing Liabilities	888,796	1,518	0.34	943,662	1,897	0.41
Noninterest-Bearing Demand Deposits	388,103			368,318
Other Liabilities	6,468			8,433
Total Liabilities	1,283,367			1,320,413
Stockholders' Equity	124,046			134,955
Total Liabilities and Stockholders' Equity	$1,407,413			$1,455,368
Net Interest Income (FTE) (Non-GAAP) (4)		$20,127			$20,000
Net Interest Rate Spread (FTE) (Non-GAAP) (4)(6)			3.01%			2.82%
Net Interest-Earning Assets (5)	$415,416			$424,061
Net Interest Margin (GAAP) (7)			3.10			2.94
Net Interest Margin (FTE) (Non-GAAP) (4)(7)			3.11			2.95
Return on Average Assets (1)			0.45			0.36
Return on Average Equity (1)			5.15			3.92
Average Equity to Average Assets			8.81			9.27
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			146.74			144.94
PPP Loans	$10,085	$589	11.78	$57,305	$1,313	4.62
(1)Annualized based on three months ended results.
(2)    Net of the allowance for loan losses and includes nonaccrual loans with a zero yield and Loans Held for Sale if applicable.
(3)    Includes Deposits Held for Sale that were sold in December 2021.
(4)    Refer to Explanation and Use of Non-GAAP Financial Measures in this filing for the calculation of the measure and reconciliation to the most comparable GAAP measure.
(5)    Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)    Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7)    Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$(306)	$(503)	$(809)
Debt Securities:
Taxable	874	(262)	612
Exempt From Federal Tax	(46)	10	(36)
Marketable Equity Securities	1	(3)	(2)
Other Interest-Earning Assets	(14)	(9)	(23)
Total Interest-Earning Assets	342	(594)	(252)

Interest Expense:
Deposits	(96)	(544)	(640)
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	(10)	—	(10)
Other Borrowings	190	81	271
Total Interest-Bearing Liabilities	84	(463)	(379)
Change in Net Interest and Dividend Income	$258	$(131)	$127
Provision for Loan Losses. The provision for loan losses was $3.8 million for the six months ended June 30, 2022, compared to a $1.2 million recovery for the six months ended June 30, 2021.The increased provision for loan losses was primarily due to a provision for a single loan charge-off of $2.7 million (pre-tax) with respect to a commercial and industrial loan. As previously reported, the charge-off relates to a borrower which is ceasing operations and carried a $3.5 million revolving line of credit which had an outstanding balance of $2.7 million. The remaining increase to the provision was a result of adjustments made to historical loss factors and changes in qualitative factors in particular economic and industry conditions.
Noninterest Income. Noninterest income decreased $675,000, or 12.5%, to $4.7 million for the six months ended June 30, 2022, compared to $5.4 million for the six months ended June 30, 2021. The decrease was primarily due to the net loss on securities of $206,000 for the six months ended June 30, 2022 compared to net gain on securities of $458,000 for the six months ended June 30, 2021, which was largely due to a decline of $439,000 in the market value of equity securities, comprised mainly of bank stocks. In addition, net gain on sales of loans decreased $117,000 as there were no loans sold during for the six months ended June 30, 2022 compared to $117,000 for the six months ended June 30, 2021. These changes are partially offset by an increase of $363,000, or 12.9%, in insurance commissions to $3.2 million for the six months ended June 30, 2022, compared to $2.8 million for the six months ended June 30, 2021 due to higher than lock-in amounts received and core business including commercial and personal insurance lines.
Noninterest Expense. Noninterest expense decreased $6.1 million, or 26.2%, to $17.1 million for the six months ended June 30, 2022 compared to $23.1 million for the six months ended June 30, 2021. The primary drivers were decreases of $1.2 million and $2.3 million as previously noted related to the writedown of fixed assets and intangible impairment associated with branch consolidation and sale initiatives in 2021, respectively. In addition, salaries and benefits decreased $866,000 and occupancy decreased $272,000, primarily related to the reduction of footprint and related headcount resulting from the consolidation and sale of branches during 2021. Contracted services decreased $502,000 to $935,000 for the six months ended June 30, 2022 compared to $1.4 million for the six months ended June 30, 2021. This was a result of branch optimization initiatives completed in the prior year.
Income Taxes. Income tax expense decreased $6,000 to $759,000 for the six months ended June 30, 2022 compared to $765,000 for the six months ended June 30, 2021. The lack of significant change between the periods is consistent with the lack of significant change in pre-tax income, as pre-tax income was $3.9 million for the six months ended June 30, 2022 compared to pre-tax income of $3.4 million for the six months ended June 30, 2021.
Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of June 30, 2022 and December 31, 2021.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at June 30, 2022 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $81.1 million at June 30, 2022. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $18.2 million at June 30, 2022. In addition, at June 30, 2022, the Company had the ability to borrow up to $440.1 million from the FHLB of Pittsburgh, of which $434.4 million is available. The Company also has the ability to borrow up to $106.2 million million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both June 30, 2022 and December 31, 2021.
At June 30, 2022, $72.9 million, or 58.2% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At June 30, 2022, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $17.2 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At June 30, 2022 and December 31, 2021, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. At June 30, 2022, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent risk weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	June 30, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$114,705	11.83%	$113,086	11.95%
For Capital Adequacy Purposes	43,628	4.50	42,571	4.50
To Be Well Capitalized	63,019	6.50	61,491	6.50

Tier 1 Capital (to risk weighted assets)
Actual	114,705	11.83	113,086	11.95
For Capital Adequacy Purposes	58,171	6.00	56,761	6.00
To Be Well Capitalized	77,562	8.00	75,682	8.00

Total Capital (to risk weighted assets)
Actual	126,832	13.08	124,668	13.18
For Capital Adequacy Purposes	77,562	8.00	75,682	8.00
To Be Well Capitalized	96,952	10.00	94,602	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	114,705	8.33	113,086	7.76
For Capital Adequacy Purposes	55,085	4.00	58,307	4.00
To Be Well Capitalized	68,856	5.00	72,884	5.00
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
For both net interest income and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates such as that experienced in the current rate environment at June 30, 2022.
The table below sets forth, as of June 30, 2022, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+300	$212,524	$(18,020)	(7.8)%	16.81%	9	$46,040	$5,279	13.0%
+200	219,212	(11,332)	(4.9)%	16.85	13	44,765	4,004	9.8
+100	225,463	(5,081)	(2.2)%	16.84	12	42,985	2,224	5.5
Flat	230,544	—	—%	16.72	—	40,761	—	—
(100)	228,505	(2,039)	(0.9)%	16.16	(56)	38,470	(2,291)	(5.6)
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company made the following purchases of its common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30, 2022	—	$—	—	$10,000,000
May 1-31, 2022	9,609	22.46	9,609	$9,784,144
June 1-30, 2022	17,830	21.84	17,830	$9,394,786
Total	27,439	$22.06	27,439
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
101
The following materials for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income , (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	August 9, 2022	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	August 9, 2022	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)