Form 10-Q
period 2022-09-30
CB Financial Services, Inc.
filed 2022-11-09
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, the number of shares outstanding of the Registrant’s Common Stock was 5,092,204.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2022	December 31, 2021
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$99,949	$63,968
Non-Interest Bearing	22,852	55,706
Total Cash and Due From Banks	122,801	119,674

Securities:
Available-for-Sale Debt Securities, at Fair Value	191,232	222,108
Equity Securities, at Fair Value	2,614	2,866
Total Securities	193,846	224,974
Loans, Net of Allowance for Loan Losses of $12,854 and $11,582 at September 30, 2022 and December 31, 2021, Respectively	1,030,088	1,009,214
Premises and Equipment, Net	18,064	18,399
Bank-Owned Life Insurance	25,750	25,332
Goodwill	9,732	9,732
Intangible Assets, Net	3,959	5,295
Accrued Interest Receivable and Other Assets	21,680	12,859
TOTAL ASSETS	$1,425,920	$1,425,479

LIABILITIES
Deposits:
Non-Interest Bearing Demand Deposits	407,107	385,775
NOW Accounts	298,755	272,518
Money Market Accounts	198,715	192,125
Savings Accounts	250,378	239,482
Time Deposits	120,879	136,713
Total Deposits	1,275,834	1,226,613
Short-Term Borrowings	18,108	39,266
Other Borrowings	17,627	17,601
Accrued Interest Payable and Other Liabilities	7,645	8,875
TOTAL LIABILITIES	1,319,214	1,292,355
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,702,433 Shares Issued and 5,096,672 Shares Outstanding at September 30, 2022, with 5,680,993 and 5,260,672 Shares Issued and Outstanding at December 31, 2021.	2,376	2,367
Capital Surplus	83,793	83,294
Retained Earnings	60,930	57,534
Treasury Stock, at Cost (605,761 and 420,321 Shares at September 30, 2022 and December 31, 2021, Respectively)	(13,745)	(9,144)
Accumulated Other Comprehensive Loss	(26,648)	(927)
TOTAL STOCKHOLDERS' EQUITY	106,706	133,124
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,425,920	$1,425,479
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$10,815	$9,718	$30,098	$29,800
Investment Securities:
Taxable	985	843	2,878	2,124
Tax-Exempt	49	71	172	223
Dividends	21	19	64	63
Other Interest and Dividend Income	417	135	649	384
TOTAL INTEREST AND DIVIDEND INCOME	12,287	10,786	33,861	32,594
INTEREST EXPENSE
Deposits	1,079	715	2,214	2,489
Short-Term Borrowings	19	25	56	72
Other Borrowings	174	36	522	112
TOTAL INTEREST EXPENSE	1,272	776	2,792	2,673
NET INTEREST AND DIVIDEND INCOME	11,015	10,010	31,069	29,921
Provision (Recovery) For Loan Losses	—	—	3,784	(1,200)
NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	11,015	10,010	27,285	31,121
NONINTEREST INCOME
Service Fees	544	602	1,629	1,762
Insurance Commissions	1,368	1,194	4,535	3,998
Other Commissions	244	93	512	431
Net Gain on Sales of Loans	—	49	—	166
Net (Loss) Gain on Securities	(46)	24	(252)	482
Net Gain on Purchased Tax Credits	14	18	43	53
Net Gain (Loss) on Disposal of Fixed Assets	439	—	431	(3)
Income from Bank-Owned Life Insurance	140	138	418	411
Other Income	36	80	143	291
TOTAL NONINTEREST INCOME	2,739	2,198	7,459	7,591
NONINTEREST EXPENSE
Salaries and Employee Benefits	4,739	4,787	13,843	14,757
Occupancy	768	615	2,230	2,349
Equipment	170	205	561	782
Data Processing	540	541	1,471	1,666
FDIC Assessment	147	293	484	792
PA Shares Tax	240	224	721	714
Contracted Services	288	1,441	1,223	2,878
Legal and Professional Fees	334	180	876	788
Advertising	131	225	362	558
Other Real Estate Owned (Income)	(38)	(89)	(113)	(153)
Amortization of Intangible Assets	445	446	1,336	1,481
Intangible Assets Impairment	—	—	—	1,178
Writedown of Fixed Assets	—	2	—	2,270
Other Expense	1,063	903	2,899	2,830
TOTAL NONINTEREST EXPENSE	8,827	9,773	25,893	32,890
Income Before Income Tax Expense	4,927	2,435	8,851	5,822
Income Tax Expense	998	452	1,757	1,217
NET INCOME	$3,929	$1,983	$7,094	$4,605
EARNINGS PER SHARE
Basic	$0.77	$0.37	$1.38	$0.85
Diluted	0.77	0.37	1.37	0.85
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,106,861	5,373,032	5,150,632	5,412,989
Diluted	5,118,627	5,390,128	5,165,376	5,420,792
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in thousands)

Net Income	$3,929	$1,983	$7,094	$4,605

Other Comprehensive (Loss) Income:
Change in Unrealized (Loss) Income on Investment Securities Available-for-Sale	(11,753)	(733)	(32,785)	(2,662)
Income Tax Effect	2,533	158	7,064	571

Reclassification Adjustment for Gain on Sale of Debt Securities Included in Net Income (1)	—	—	—	(225)
Income Tax Effect (2)	—	—	—	48
Other Comprehensive (Loss), Net of Income Tax Effect	(9,220)	(575)	(25,721)	(2,268)
Total Comprehensive (Loss) Income	$(5,291)	$1,408	$(18,627)	$2,337
(1)    Reported in Net (Loss) Gain on Securities on the Consolidated Statements of Income.
(2)    Reported in Income Tax Expense on the Consolidated Statements of Income.
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2022	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

June 30, 2022	5,702,433	$2,376	$83,614	$58,225	$(13,015)	$(17,428)	$113,772
Comprehensive Loss:
Net Income	—	—	—	3,929	—	—	3,929
Other Comprehensive Loss	—	—	—	—	—	(9,220)	(9,220)
Restricted Stock Awards Granted	—	—	—	—	—	—	—
Restricted Stock Awards Forfeited	—	—	34	—	(34)	—	—
Stock-Based Compensation Expense	—	—	145	—	—	—	145
Exercise of Stock Options	—	—		—	(2)	—	(2)
Treasury stock purchased, at cost (30,271 shares)	—	—	—	—	(694)	—	(694)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,224)	—	—	(1,224)
September 30, 2022	5,702,433	$2,376	$83,793	$60,930	$(13,745)	$(26,648)	$106,706

Three Months Ended September 30, 2021	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

June 30, 2021	5,680,993	$2,367	$82,969	$51,146	$(5,655)	$1,709	$132,536
Comprehensive Income:
Net Income	—	—	—	1,983	—	—	1,983
Other Comprehensive Loss	—	—	—	—	—	(575)	(575)
Stock-Based Compensation Expense	—	—	169	—	—	—	169
Exercise of Stock Options	—	—	(8)	—	62	—	54
Treasury Stock Purchased, at cost (81,676 shares)	—	—	—	—	(1,890)	—	(1,890)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,290)	—	—	(1,290)
September 30, 2021	5,680,993	$2,367	$83,130	$51,839	$(7,483)	$1,134	$130,987

The accompanying notes are an integral part of these consolidated financial statements

Nine Months Ended September 30, 2022	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2021	5,680,993	$2,367	$83,294	$57,534	$(9,144)	$(927)	$133,124
Comprehensive Loss:
Net Income	—	—	—	7,094	—	—	7,094
Other Comprehensive Loss	—	—	—	—	—	(25,721)	(25,721)
Restricted Stock Awards Granted	21,765	9	(9)	—	—	—	—
Restricted Stock Awards Forfeited	(325)	—	81	—	(81)	—	—
Stock-Based Compensation Expense	—	—	424	—	—	—	424
Exercise of Stock Options	—	—	3	—	162	—	165
Treasury stock purchased, at cost (189,550 shares)	—	—	—	—	(4,682)	—	(4,682)
Dividends Paid ($0.72 Per Share)	—	—	—	(3,698)	—	—	(3,698)
September 30, 2022	5,702,433	$2,376	$83,793	$60,930	$(13,745)	$(26,648)	$106,706

Nine Months Ended September 30, 2021	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2020	5,680,993	$2,367	$82,723	$51,132	$(5,094)	$3,402	$134,530
Comprehensive Income:
Net Income	—	—	—	4,605	—	—	4,605
Other Comprehensive Loss	—	—	—	—	—	(2,268)	(2,268)
Stock-Based Compensation Expense	—	—	415	—	—	—	415
Exercise of Stock Options	—	—	(8)	—	62	—	54
Treasury Stock Purchased, at cost (106,973 shares)	—	—	—	—	(2,451)	—	(2,451)
Dividends Paid ($0.72 Per Share)	—	—	—	(3,898)	—	—	(3,898)
September 30, 2021	5,680,993	$2,367	$83,130	$51,839	$(7,483)	$1,134	$130,987
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2022	2021
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$7,094	$4,605
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net Amortization on Securities	48	38
Depreciation and Amortization	1,997	1,810
Provision (Recovery) for Loan Losses	3,784	(1,200)
Intangible Asset Impairment	—	1,178
Writedown on Fixed Assets	—	2,270
Lease Impairment	—	227
Loss (Gain) on Securities	252	(482)
Gain on Purchased Tax Credits	(43)	(53)
Income from Bank-Owned Life Insurance	(418)	(411)
Proceeds From Mortgage Loans Sold	—	8,182
Originations of Mortgage Loans for Sale	—	(15,289)
Gain on Sale of Loans	—	(166)
Gain on Sale of Other Real Estate Owned and Repossessed Assets	(1)	(76)
Noncash Expense for Stock-Based Compensation	424	415
(Increase) Decrease in Accrued Interest Receivable	(59)	517
Net (Gain) Loss on Disposal of Fixed Assets	(431)	3
(Increase) Decrease in Taxes Payable	(947)	295
Increase (Decrease) in Accrued Interest Payable	29	(277)
Refund of Federal and State Income Taxes	—	1,311
Other, Net	(2,679)	(319)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,050	2,578
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	24,869	29,563
Purchases of Securities	(26,826)	(119,924)
Proceeds from Sale of Securities	—	11,967
Net (Increase) Decrease in Loans	(24,480)	33,378
Purchase of Premises and Equipment	(470)	(2,275)
Proceeds from Disposal of Premises and Equipment	480	—
Proceeds From Sale of Other Real Estate Owned	37	285
Decrease in Restricted Equity Securities	619	533
NET CASH USED IN INVESTING ACTIVITIES	(25,771)	(46,473)
FINANCING ACTIVITIES
Net Increase in Deposits	49,221	52,542
Net (Decrease) Increase in Short-Term Borrowings	(21,158)	12,260
Principal Payments on Other Borrowed Funds	—	(2,000)
Cash Dividends Paid	(3,698)	(3,898)
Treasury Stock, Purchases at Cost	(4,682)	(2,451)
Exercise of Stock Options	165	54
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,848	56,507
INCREASE IN CASH AND CASH EQUIVALENTS	3,127	12,612
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	119,674	160,911
CASH AND DUE FROM BANKS AT END OF PERIOD	$122,801	$173,523
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2022	2022	2021
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $2,322 and $2,761, Respectively)	$2,764	$2,951
Income Taxes	3,247	1,524
SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer of Loans to Loans Held for Sale	—	10,056
Transfer of Premises and Equipment to Premises and Equipment Held for Sale and Other Assets	—	1,075
Transfer of Deposits to Deposits Held for Sale	—	102,647
Other Real Estate Acquired in Settlement of Loans	—	37
Right of Use Asset Recognized	1,284	—
Lease Liability Recognized	1,284	—
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

Critical Accounting Policies; Use of Critical Accounting Estimates
There were no material changes in our critical accounting policies during the nine months ended September 30, 2022. See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding our critical accounting policies.

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

The FASB issued ASU 2022-22, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the TDR recognition and measurement guidance, and instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether a modification represents a new loan or a continuation of an existing loan. In addition, this ASU enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, this ASU requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that en entity disclose the amortized cost basis for financing receivables by credit quality indicator and class of financing receivable by year of origination. For entities that have adopted the amendments in updated 2016-13, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in update 2016-13, the effective dates for the amendments in this update are the same as the effective dates in Update 2016-13. The Company has not yet adopted the accounting standard as ASU 2016-13 has not been adopted. Management continues to evaluate the impact of its future adoption of this guidance on the Company's consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in thousands, except share and per share data)

Net Income	$3,929	$1,983	$7,094	$4,605

Weighted-Average Basic Common Shares Outstanding	5,106,861	5,373,032	5,150,632	5,412,989
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	11,766	17,096	14,744	7,803
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,118,627	5,390,128	5,165,376	5,420,792

Earnings Per Share:
Basic	$0.77	$0.37	$1.38	$0.85
Diluted	0.77	0.37	1.37	0.85

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock Options	149,367	71,741	149,367	199,641
Restricted Stock	36,490	23,000	37,490	32,360

Note 3. Securities
The following table presents the amortized cost and fair value of securities available-for-sale at the dates indicated:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,993	$—	$(9,646)	$44,347
Obligations of States and Political Subdivisions	14,053	—	(920)	13,133
Mortgage-Backed Securities - Government-Sponsored Enterprises	48,045	—	(5,559)	42,486
Collateralized Mortgage Obligations - Government Sponsored Enterprises	99,623	—	(16,807)	82,816
Corporate Debt	9,485	—	(1,035)	8,450
Total Available-for-Sale Debt Securities	225,199	—	(33,967)	191,232

Equity Securities:
Mutual Funds				873
Other				1,741
Total Equity Securities				2,614
Total Securities				$193,846

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,992	$2	$(1,433)	$52,561
Obligations of States and Political Subdivisions	17,951	1,004	—	18,955
Mortgage-Backed Securities - Government-Sponsored Enterprises	55,373	1,468	(282)	56,559
Collateralized Mortgage Obligations - Government Sponsored Enterprises	88,493	164	(2,074)	86,583
Corporate Debt	7,481	—	(31)	7,450
Total Available-for-Sale Debt Securities	223,290	2,638	(3,820)	222,108

Equity Securities:
Mutual Funds				990
Other				1,876
Total Equity Securities				2,866
Total Securities				$224,974
The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	September 30, 2022
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	1	$2,576	$(424)	12	$41,771	$(9,222)	13	$44,347	$(9,646)
Obligations of States and Political Subdivisions	34	13,133	(920)	—	—	—	34	13,133	(920)
Mortgage Backed Securities- Government Sponsored Enterprises	38	29,578	(3,166)	4	12,908	(2,393)	42	42,486	(5,559)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	16	46,959	(9,451)	6	35,857	(7,356)	22	82,816	(16,807)
Corporate Debt	2	3,850	(675)	1	4,600	(360)	3	8,450	(1,035)
Total	91	$96,096	$(14,636)	23	$95,136	$(19,331)	114	$191,232	$(33,967)

	December 31, 2021
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	5	$17,729	$(269)	7	$31,830	$(1,164)	12	$49,559	$(1,433)
Obligations of States and Political Subdivisions	—	—	—	—	—	—	—	—	—
Mortgage Backed Securities- Government Sponsored Enterprises	8	28,772	(282)	—	—	—	8	28,772	(282)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	10	77,560	(2,074)	—	—	—	10	77,560	(2,074)
Corporate Debt	2	7,450	(31)	—	—	—	2	7,450	(31)
Total	25	$131,511	$(2,656)	7	$31,830	$(1,164)	32	$163,341	$(3,820)
For debt securities, the Company does not believe that any individual unrealized loss as of September 30, 2022 or December 31, 2021, represents an other-than-temporary impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The securities that are temporarily impaired at September 30, 2022 and December 31, 2021 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Securities available-for-sale with a fair value of $179.6 million and $121.0 million at September 30, 2022 and December 31, 2021, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law. Total securities available to be pledged have a fair value of $182.8 million at September 30, 2022 and $214.7 million at December 31, 2021.
The following table presents the scheduled maturities of debt securities as of the date indicated:

	September 30, 2022
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$245	$244
Due after One Year through Five Years	10,477	9,211
Due after Five Years through Ten Years	72,745	62,072
Due after Ten Years	141,732	119,705
Total	$225,199	$191,232

The following table presents the gross realized gain and loss on sales of debt securities, as well as gain and loss on equity securities from both sales and market adjustments for the periods indicated. All gains and losses presented in the table below are reported in Net (Loss) Gain on Securities on the Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in thousands)

Debt Securities
Gross Realized Gain	$—	$—	$—	$225
Gross Realized Loss	—	—	—	—
Net Gain on Debt Securities	$—	$—	$—	$225

Equity Securities
Net Unrealized (Loss) Gain Recognized on Securities Held	$(46)	$18	$(252)	$251
Net Realized Gain Recognized on Securities Sold	—	6	—	6
Net (Loss) Gain on Equity Securities	$(46)	$24	$(252)	$257
Net (Loss) Gain on Securities	$(46)	$24	$(252)	$482
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

The following table presents the classifications of loans as of the dates indicated.

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
(Dollars in thousands)

Real Estate:
Residential	$328,248	31.5%	$320,798	31.4%
Commercial	432,516	41.5	392,124	38.5
Construction	49,502	4.7	85,028	8.3
Commercial and Industrial	62,196	6.0	89,010	8.7
Consumer	150,615	14.4	122,152	12.0
Other	19,865	1.9	11,684	1.1
Total Loans	1,042,942	100.0%	1,020,796	100.0%
Allowance for Loan Losses	(12,854)		(11,582)
Loans, Net	$1,030,088		$1,009,214
Payroll Protection Program ("PPP") loans decreased $23.8 million to $768,000 at September 30, 2022 compared to $24.5 million at December 31, 2021.

Net unamortized PPP loan origination fees as of September 30, 2022 and December 31, 2021 were $27,000 and $678,000, respectively. Additionally, $117,000 and $651,000 of net PPP loan origination fees were earned for the three and nine months ended September 30, 2022, respectively, compared to $380,000 and $1.4 million for the three and nine months ended September 30, 2021, respectively. All PPP loans are classified as commercial and industrial loans held for investment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.
Total unamortized net deferred loan fees were $1.3 million and $1.9 million at September 30, 2022 and December 31, 2021, respectively.

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

The following table presents loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. At September 30, 2022 and December 31, 2021, there were no loans in the criticized category of Loss within the internal risk rating system.

	September 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$325,702	$344	$2,202	$—	$328,248
Commercial	386,294	34,743	11,479	—	432,516
Construction	48,065	1,109	328	—	49,502
Commercial and Industrial	52,765	8,897	95	439	62,196
Consumer	150,502	—	113	—	150,615
Other	19,805	60	—	—	19,865
Total Loans	$983,133	$45,153	$14,217	$439	$1,042,942

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$317,964	$845	$1,989	$—	$320,798
Commercial	355,895	27,168	9,061	—	392,124
Construction	69,441	13,035	2,552	—	85,028
Commercial and Industrial	72,584	14,463	1,451	512	89,010
Consumer	122,136	—	16	—	122,152
Other	11,616	68	—	—	11,684
Total Loans	$949,636	$55,579	$15,069	$512	$1,020,796
The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated.

	September 30, 2022
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$326,527	$99	$—	$—	$99	$1,622	$328,248
Commercial	430,569	91	—	—	91	1,856	432,516
Construction	49,502	—	—	—	—	—	49,502
Commercial and Industrial	61,599	19	139	—	158	439	62,196
Consumer	150,071	365	66	—	431	113	150,615
Other	19,865	—	—	—	—	—	19,865
Total Loans	$1,038,133	$574	$205	$—	$779	$4,030	$1,042,942

	December 31, 2021
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$317,583	$1,805	$17	$—	$1,822	$1,393	$320,798
Commercial	389,522	544	—	—	544	2,058	392,124
Construction	85,028	—	—	—	—	—	85,028
Commercial and Industrial	87,407	107	—	—	107	1,496	89,010
Consumer	121,636	419	81	—	500	16	122,152
Other	11,684	—	—	—	—	—	11,684
Total Loans	$1,012,860	$2,875	$98	$—	$2,973	$4,963	$1,020,796

Additional interest income that would have been recorded if the loans that were nonaccrual at September 30, 2022 were current was $56,000 and $142,000 for the three and nine months ended September 30, 2022, respectively, and $33,000 and $136,000 for the three and nine months ended September 30, 2021, respectively.

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

	September 30, 2022	December 31, 2021
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,622	$1,393
Commercial	1,856	2,058
Commercial and Industrial	439	1,496
Consumer	113	16
Total Nonaccrual Loans	4,030	4,963

Accruing Loans Past Due 90 Days or More:
Total Accruing Loans Past Due 90 Days or More	—	—
Total Nonaccrual Loans and Accruing Loans Past Due 90 Days or More	4,030	4,963

Troubled Debt Restructurings, Accruing:
Real Estate
Residential	544	613
Commercial	1,297	1,674
Commercial and Industrial	9	16
Total Troubled Debt Restructurings, Accruing	1,850	2,303

Total Nonperforming Loans	5,880	7,266

Other Real Estate Owned:
Residential	—	36
Total Other Real Estate Owned	—	36

Total Nonperforming Assets	$5,880	$7,302

Nonperforming Loans to Total Loans	0.56%	0.71%
Nonperforming Assets to Total Assets	0.41	0.51
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $944,456 and $571,000 at September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, the Company had no TDR loans in forbearance. There were no modifications to troubled debt restructurings during the three months ended September 30, 2022. As of December 31, 2021, there was no TDR loan in forbearance.

The following table presents a summary of the loans considered to be impaired as of the dates indicated.

	September 30, 2022
				Quarter Ended		Year to Date
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,053		$1,058	$1,057	$14	$1,110	$37
Commercial	11,140		11,255	11,254	121	10,681	289
Construction	328		328	331	5	430	13
Commercial and Industrial	104		104	115	2	906	47
Total With No Related Allowance Recorded	$12,625	$—	$12,745	$12,757	$142	$13,127	$386

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—	$—	$—
Commercial	1,636	68	1,636	1,644	35	733	47
Construction	—	146	—	—	—	1,106	36
Commercial and Industrial	439	—	703	447	—	242	1
Total With A Related Allowance Recorded	$2,075	$214	$2,339	$2,091	$35	$2,081	$84

Total Impaired Loans:
Real Estate:
Residential	$1,053	$—	$1,058	$1,057	$14	$1,110	$37
Commercial	12,776	68	12,891	12,898	156	11,414	336
Construction	328	146	328	331	5	1,536	49
Commercial and Industrial	543	—	807	562	2	1,148	48
Total Impaired Loans	$14,700	$214	$15,084	$14,848	$177	$15,208	$470

	December 31, 2021
	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,133		$1,137	$1,158	$46
Commercial	9,733		9,787	27,207	927
Construction	540		540	887	34
Commercial and Industrial	1,979		2,286	3,230	49
Total With No Related Allowance Recorded	$13,385	$—	$13,750	$32,482	$1,056

With A Related Allowance Recorded:
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	266	195	266	421	19
Construction	2,013	104	2,013	169	7
Commercial and Industrial	—	—	—	1,316	29
Total With A Related Allowance Recorded	$2,279	$299	$2,279	$1,906	$55

Total Impaired Loans
Real Estate:
Residential	$1,133	$—	$1,137	$1,158	$46
Commercial	9,999	195	10,053	27,628	946
Construction	2,553	104	2,553	1,056	41
Commercial and Industrial	1,979	—	2,286	4,546	78
Total Impaired Loans	$15,664	$299	$16,029	$34,388	$1,111
The recorded investment of loans evaluated for impairment decreased $964,000 at September 30, 2022 compared to December 31, 2021 and was primarily related to commercial real estate loans.

The following tables present the activity in the allowance for loan losses summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated.

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

June 30, 2022	$1,654	$6,023	$471	$2,349	$1,502	$—	$834	$12,833
Charge-offs	—	—	—	—	(46)	—	—	(46)
Recoveries	16	—	—	38	13	—	—	67
Provision (Recovery)	148	(24)	94	(211)	89	—	(96)	—
September 30, 2022	$1,818	$5,999	$565	$2,176	$1,558	$—	$738	$12,854

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2021	$1,420	$5,960	$1,249	$1,151	$1,050	$—	$752	$11,582
Charge-offs	(33)	—	—	(2,712)	(85)	—	—	(2,830)
Recoveries	143	—	—	106	69	—	—	318
Provision (Recovery)	288	39	(684)	3,631	524	—	(14)	3,784
September 30, 2022	$1,818	$5,999	$565	$2,176	$1,558	$—	$738	$12,854

	September 30, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$68	$146	$—	$—	$—	$—	$214
Collectively Evaluated for Potential Impairment	$1,818	$5,931	$419	$2,176	$1,558	$—	$738	$12,640

	December 31, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$195	$104	$—	$—	$—	$—	$299
Collectively Evaluated for Potential Impairment	$1,420	$5,765	$1,145	$1,151	$1,050	$—	$752	$11,283

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

June 30, 2021	$1,588	$5,582	$1,136	$1,152	$941	$—	$1,145	$11,544
Charge-offs	—	—	—	—	(19)	—	—	(19)
Recoveries	2	—	—	11	43	—	—	56
(Recovery) Provision	(98)	347	(71)	(21)	(12)	—	(145)	—
September 30, 2021	$1,492	$5,929	$1,065	$1,142	$953	$—	$1,000	$11,581

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2020	$2,249	$6,010	$889	$1,423	$1,283	$—	$917	$12,771
Charge-offs	—	—	—	—	(139)	—	—	(139)
Recoveries	15	—	—	33	101	—	—	149
(Recovery) Provision	(772)	(81)	176	(314)	(292)	—	83	(1,200)
September 30, 2021	$1,492	$5,929	$1,065	$1,142	$953	$—	$1,000	$11,581

	September 30, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$199	$—	$—	$—	$—	$—	$199
Collectively Evaluated for Potential Impairment	$1,492	$5,730	$1,065	$1,142	$953	$—	$1,000	$11,382
The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated. At September 30, 2022 and December 31, 2021, commercial and industrial loans include $768,000 and $24.5 million, respectively, of PPP loans collectively evaluated for potential impairment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

	September 30, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,053	$12,776	$328	$543	$—	$—	$14,700
Collectively Evaluated for Potential Impairment	327,195	419,740	49,174	61,653	150,615	19,865	1,028,242
Total Loans	$328,248	$432,516	$49,502	$62,196	$150,615	$19,865	$1,042,942

	December 31, 2021
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,133	$9,999	$2,553	$1,979	$—	$—	$15,664
Collectively Evaluated for Potential Impairment	319,665	382,125	82,475	87,031	122,152	11,684	1,005,132
Total Loans	$320,798	$392,124	$85,028	$89,010	$122,152	$11,684	$1,020,796
The following table presents changes in the accretable discount on the loans acquired at fair value at the dates indicated.

Accretable Discount
(Dollars in Thousands)

December 31, 2021	$726
Accretable Yield	(178)
September 30, 2022	$548
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

The following table sets forth the components of short-term borrowings as of the dates indicated.

	September 30, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$18,108	0.57%	$39,266	0.17%
Average Balance Outstanding During the Period	33,581	0.22	43,988	0.22
Maximum Amount Outstanding at any Month End	39,219		52,777

Securities Collaterizing the Agreements at Period-End:
Carrying Value	39,280		59,867
Market Value	33,584		59,339
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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers into or out of Level 3 during the nine months ended September 30, 2022 or year ended December 31, 2021.

	Fair Value Hierarchy	September 30 2022	December 31 2021
(Dollars in thousands)

Securities:
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$44,347	$52,561
Obligations of States and Political Subdivisions	Level 2	13,133	18,955
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	42,486	56,559
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	82,816	86,583
Corporate Debt	Level 2	8,450	7,450
Total Available-for-Sale Debt Securities		191,232	222,108

Equity Securities
Mutual Funds	Level 1	873	990
Other	Level 1	1,741	1,876
Total Equity Securities		2,614	2,866
Total Securities		$193,846	$224,974

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

Financial Asset	Fair Value Hierarchy	September 30, 2022	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Impaired Loans Individually Assessed	Level 3	$1,861	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	13.3%

Financial Asset	Fair Value Hierarchy	December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Impaired Loans Individually Assessed	Level 3	$1,980	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	15.8%
Mortgage Servicing Rights	Level 3	141	Discounted Cash Flow	Discount Rate	9%	to	11%	10.1%
				Prepayment Speed	6%	to	36%	7.5%
OREO	Level 3	36	Appraisal of Collateral (1)	Liquidation Expenses (2)	10%	to	30%	26.6%
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
Impaired loans are evaluated when a loan is identified as impaired and valued at the lower of cost or fair value at that time. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At September 30, 2022 and December 31, 2021, the fair value of impaired loans consists of the loan balances of $2.1 million and $2.3 million, respectively, less their specific valuation allowances of $214,000 and $299,000, respectively.
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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		September 30, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$99,949	$99,949	$63,968	$63,968
Non-Interest Bearing	Level 1	22,852	22,852	55,706	55,706
Securities	See Above	193,846	193,846	224,974	224,974
Loans, Net	Level 3	1,030,088	1,002,426	1,009,214	1,039,980
Restricted Stock	Level 2	2,784	2,784	3,403	3,403
Mortgage Servicing Rights	Level 3	658	1,019	730	773
Accrued Interest Receivable	Level 2	3,409	3,409	3,350	3,350
Financial Liabilities:
Deposits	Level 2	1,275,834	1,272,403	1,226,613	1,227,653
Short-Term Borrowings	Level 2	18,108	18,099	39,266	39,266
Other Borrowed Funds
FHLB Borrowings	Level 2	3,000	3,000	3,000	3,000
Subordinated Debt	Level 2	14,627	13,490	14,601	15,000
Accrued Interest Payable	Level 2	515	515	486	486
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

	September 30, 2022	December 31, 2021
(Dollars in thousands)

Standby Letters of Credit	$110	$110
Performance Letters of Credit	1,657	2,873
Construction Mortgages	39,631	55,597
Personal Lines of Credit	6,992	7,055
Overdraft Protection Lines	5,402	5,709
Home Equity Lines of Credit	23,526	21,187
Commercial Lines of Credit	65,443	83,316
Total Commitments	$142,761	$175,847
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in thousands)

Operating Lease Expense	$89	$74	$261	$257
Short-Term Lease Expense	—	8	—	25
Variable Lease Expense	7	8	21	24
Total Lease Expense	$96	$90	$282	$306

	September 30, 2022	December 31, 2021
(Dollars in thousands)

Operating Leases:
ROU Assets	$1,730	$674
Weighted Average Lease Term in Years	8.71	7.33
Weighted Average Discount Rate	2.58%	2.51%

September 30, 2022
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$328
Due After One Year to Two Years	263
Due After Two Years to Three Years	240
Due After Three Years to Four Years	195
Due After Four to Five Years	198
Due After Five Years	915
Total	$2,139
Less: Present Value Discount	234
Lease Liabilities	$1,905

During the nine months ended September 30, 2022, the Company entered into a new lease agreement for the McMurray, PA branch, for a 10-year term ending March 31, 2032, as well as a new lease agreement for the Waynesburg branch, for a 5-year term ending July 31, 2027. The increase to the operating Right of Use Asset and corresponding lease liability is approximately $1.3 million.

Note 9. Other Noninterest Expense
The details of other noninterest expense for the Company’s Consolidated Statements of Income for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in thousands)

Non-Employee Compensation	$139	$184	$410	$473
Printing and Supplies	63	55	190	218
Postage	163	86	300	265
Telephone	132	145	390	472
Charitable Contributions	39	45	120	80
Dues and Subscriptions	24	33	121	121
Loan Expenses	209	86	459	288
Meals and Entertainment	33	31	101	91
Travel	43	27	116	77
Training	10	5	41	29
Bank Assessment	47	46	141	134
Insurance	70	54	201	173
Miscellaneous	91	106	309	409
Total Other Noninterest Expense	$1,063	$903	$2,899	$2,830
Note 10. Segment and Related Information
At September 30, 2022, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

September 30, 2022
Assets	$1,425,905	$5,173	$121,522	$(126,680)	$1,425,920
Liabilities	1,321,603	1,835	14,815	(19,039)	1,319,214
Stockholders' Equity	104,302	3,338	106,707	(107,641)	106,706

December 31, 2021
Assets	$1,425,588	$5,110	$147,829	$(153,048)	$1,425,479
Liabilities	1,299,325	1,731	14,705	(23,406)	1,292,355
Stockholders' Equity	126,263	3,379	133,124	(129,642)	133,124

Three Months Ended September 30, 2022
Interest and Dividend Income	$12,267	$1	$1,246	$(1,227)	$12,287
Interest Expense	1,117	—	155	—	1,272
Net Interest and Dividend Income	11,150	1	1,091	(1,227)	11,015
Provision for Loan Losses	—	—	—	—	—
Net Interest and Dividend Income After Provision for Loan Losses	11,150	1	1,091	(1,227)	11,015
Noninterest Income (Loss)	1,343	1,406	(10)	—	2,739
Noninterest Expense	7,741	1,082	4	—	8,827
Undistributed Net Income (Loss) of Subsidiary	230	—	2,807	(3,037)	—
Income Before Income Tax Expense (Benefit)	4,982	325	3,884	(4,264)	4,927
Income Tax Expense (Benefit)	948	95	(45)	—	998
Net Income	$4,034	$230	$3,929	$(4,264)	$3,929

Nine Months Ended September 30, 2022
Interest and Dividend Income	$33,802	$4	$3,779	$(3,724)	$33,861
Interest Expense	2,325	—	467	—	2,792
Net Interest and Dividend Income	31,477	4	3,312	(3,724)	31,069
Provision for Loan Losses	3,784	—	—	—	3,784
Net Interest and Dividend Income After Provision for Loan Losses	27,693	4	3,312	(3,724)	27,285
Noninterest Income (Loss)	3,023	4,572	(136)	—	7,459
Noninterest Expense	22,806	3,074	13	—	25,893
Undistributed Net Income of Subsidiary	1,064	—	3,762	(4,826)	—
Income Before Income Tax Expense (Benefit)	8,974	1,502	6,925	(8,550)	8,851
Income Tax Expense (Benefit)	1,488	438	(169)	—	1,757
Net Income	$7,486	$1,064	$7,094	$(8,550)	$7,094

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

Three Months Ended September 30, 2021
Interest and Dividend Income	$10,768	$1	$1,311	$(1,294)	$10,786
Interest Expense	776	—	—	—	776
Net Interest and Dividend Income	9,992	1	1,311	(1,294)	10,010
Provision for Loan Losses	—	—	—	—	—
Net Interest and Dividend Income After Provision for Loan Losses	9,992	1	1,311	(1,294)	10,010
Noninterest Income	975	1,195	28	—	2,198
Noninterest Expense	8,750	1,020	3	—	9,773
Undistributed Net Income of Subsidiary	124	—	654	(778)	—
Income Before Income Tax Expense	2,341	176	1,990	(2,072)	2,435
Income Tax Expense	393	52	7	—	452
Net Income	$1,948	$124	$1,983	$(2,072)	$1,983

Nine Months Ended September 30, 2021
Interest and Dividend Income	$32,536	$4	$8,456	$(8,402)	$32,594
Interest Expense	2,673	—	—	—	2,673
Net Interest and Dividend Income	29,863	4	8,456	(8,402)	29,921
(Recovery) for Loan Losses	(1,200)	—	—	—	(1,200)
Net Interest and Dividend Income After (Recovery) for Loan Losses	31,063	4	8,456	(8,402)	31,121
Noninterest Income	3,319	3,995	277	—	7,591
Noninterest Expense	29,898	2,983	9	—	32,890
Undistributed Net Income (Loss) of Subsidiary	710	—	(4,096)	3,386	—
Income Before Income Tax Expense	5,194	1,016	4,628	(5,016)	5,822
Income Tax Expense	888	306	23	—	1,217
Net Income	$4,306	$710	$4,605	$(5,016)	$4,605

Note 11. Stock Based Compensation
The following table presents stock option information for the period indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2021	207,641	$24.01	4.8
Granted	89,465	25.79
Exercised	(12,500)	22.25
Forfeited	(12,858)	26.43
Outstanding Options at September 30, 2022	271,748	$24.56	5.4

Exercisable Options at September 30, 2022	177,683	$24.32	3.6

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at September 30, 2022	94,065	$25.02	9.0

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Term in Years			6.5
Expected Volatility			28.7%
Expected Dividends			$0.96
Risk Free Rate of Return			1.60%
Weighted Average Grant Date Fair Value (per share)			$4.86
The following table presents restricted stock award information for the period indicated

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2021	56,140	$23.90	5.3
Granted	21,765	26.07
Vested	(1,120)	19.14
Forfeited	(3,715)	24.01
Nonvested Restricted Stock at September 30, 2022	73,070	$24.61	4.2
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $145,000 and $169,000 for the three months ended September 30, 2022 and 2021, and $424,000 and $415,000 for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022 and December 31, 2021, total unrecognized compensation expense was $386,945 and $65,000, respectively, related to stock options, and $1.4 million and $1.3 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at September 30, 2022 and December 31, 2021 exceeds the exercise price of the stock options. The intrinsic value of stock options was $32,280 and $296,000 at September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022 and December 31, 2021, respectively, there were 362,175 and 500,000 shares available under the Plan to be issued in connection with the exercise of stock options, and 144,870 and 200,000 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by two and one-half shares for each restricted stock award or unit share granted.

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

Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2022, compared to the consolidated financial condition as of December 31, 2021 and the consolidated results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
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

The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Dollars in thousands)

Interest Income (GAAP)	$12,287	$10,786	$33,861	$32,594
Adjustment to FTE Basis	31	41	105	131
Interest Income (FTE) (Non-GAAP)	12,318	10,827	33,966	32,725
Interest Expense (GAAP)	1,272	776	2,792	2,673
Net Interest Income (FTE) (Non-GAAP)	$11,046	$10,051	$31,174	$30,052

Net Interest Rate Spread (GAAP)	3.10%	2.77%	3.03%	2.80%
Adjustment to FTE Basis	0.01	0.01	0.01	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	3.11	2.78	3.04	2.81

Net Interest Margin (GAAP)	3.29%	2.88%	3.17%	2.92%
Adjustment to FTE Basis	0.01	0.01	0.01	0.01
Net Interest Margin (FTE) (Non-GAAP)	3.30	2.89	3.18	2.93
Allowance for loan losses to total loans, excluding PPP loans, is a non-GAAP measure that serves as a useful measurement to evaluate the allowance for loan losses without the impact of SBA guaranteed loans.

	September 30, 2022	December 31, 2021
(Dollars in thousands)

Allowance for Loan Losses (Numerator)	$12,854	$11,582

Total Loans	1,042,942	$1,020,796
PPP Loans	(768)	(24,523)
Total Loans, Excluding PPP Loans (Non-GAAP) (Denominator)	$1,042,174	$996,273

Allowance for Loan Losses to Total Loans (GAAP)	1.23%	1.13%

Allowance for Loan Losses to Total Loans, Excluding PPP Loans (Non-GAAP)	1.23%	1.16%
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	September 30, 2022	December 31, 2021
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$106,706	$133,124
Goodwill and Other Intangible Assets, Net	(13,691)	(15,027)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$93,015	$118,097

Common Shares Outstanding (Denominator)	5,096,672	5,260,672

Book Value per Common Share (GAAP)	$20.94	$25.31

Tangible Book Value per Common Share (Non-GAAP)	$18.25	$22.45

Consolidated Statements of Financial Condition Analysis
Assets
Total assets increased $441,000, or 0.03%, to $1.43 billion at both September 30, 2022 and December 31, 2021.
Cash and Securities
•Cash and due from banks increased $3.1 million, or 2.6%, to $122.8 million at September 30, 2022, compared to $119.7 million at December 31, 2021. The change is primarily due to an increase in deposits as further described below in the Liabilities section.
•Securities decreased $31.1 million, or 13.8%, to $193.8 million at September 30, 2022, compared to $225.0 million at December 31, 2021. Current period activity included $26.8 million of purchases, and $24.9 million of pay downs. The purchases were made to earn a higher yield on excess cash. In addition, there was a $32.8 million decrease in the market value of the debt securities portfolio, primarily due to the increase in market interest rates, and a $252,000 decline in market value in the equity securities portfolio, which is primarily comprised of bank stocks.
Payroll Protection Program (“PPP”) Update
•PPP loans decreased $23.8 million to $768,000 at September 30, 2022 compared to $24.5 million at December 31, 2021 as a result of forgiveness and repayments.
•$27,000 of net PPP loan origination fees were unearned at September 30, 2022 compared to $678,000 at December 31, 2021. $117,000 of net PPP loan origination fees were earned in the three months ended September 30, 2022 compared to $130,000 for the three months ended June 30, 2022.

Loans, Allowance for Loan Losses and Credit Quality
•Total loans held for investment increased $22.1 million, or 2.17%, to $1.04 billion at September 30, 2022 compared to $1.02 billion at December 31, 2021. Excluding the net decline of $23.8 million in PPP loans in the current period, loans increased $45.9 million.
•The allowance for loan losses was $12.9 million at September 30, 2022 and $11.6 million at December 31, 2021. As a result, the allowance for loan losses to total loans was 1.23% at September 30, 2022 compared to 1.13% at December 31, 2021. The allowance for loan losses to total loans, excluding PPP loans, was 1.23% at September 30, 2022 compared to 1.16% at December 31, 2021. The change in the allowance for loan losses was primarily due to adjustments to historical loss factors and changes in qualitative factors in particular economic and industry conditions since December 31, 2021.
•Net recoveries for the three months ended September 30, 2022 were $21,000, or 0.01% of average loans on an annualized basis. Net recoveries for the three months ended September 30, 2021 were $37,000, or 0.01% of average loans on an annualized basis. Net charge-offs for the nine months ended September 30, 2022 were $2.5 million, or 0.33% of average loans on an annualized basis. Net recoveries for the nine months ended September 30, 2021 were $10,000, and has an immaterial effect on ratios for the period.
•Nonperforming loans, which includes nonaccrual loans, accruing loans past due 90 days or more, and accruing loans that are considered troubled debt restructurings, were $5.9 million at September 30, 2022 compared to $7.3 million at December 31, 2021. Current nonperforming loans to total loans ratio was 0.56% compared to 0.71% at December 31, 2021.

Other
•Intangible Assets decreased $1.3 million, or 24.6%, to $4.0 million at September 30, 2022 compared to $5.3 million at December 31, 2021 primarily due to amortization expense recognized during the period.
•Accrued interest receivable and other assets increased $8.8 million, or 68.4%; to $21.7 million at September 30, 2022, compared to $12.9 million at December 31, 2021. This change was primarily driven by deferred taxes as a result of the increase in market interest rates conditions and the corresponding decrease in the market value of the mostly fixed rate securities portfolio.

Liabilities
Total liabilities increased $26.9 million, or 2.1%, to $1.32 billion at September 30, 2022 compared to $1.29 billion at December 31, 2021.
Deposits
•Total deposits increased $49.2 million to $1.28 billion as of September 30, 2022 compared to $1.23 billion at December 31, 2021, an annualized increase of 5.3%. Interest-bearing and non interest-bearing demand deposits increased $26.2 million and $15.8 million, respectively, partially offset by a decrease in time deposits of $15.8 million. Average total deposits increased $15.4 million, primarily in both interest-bearing and non interest -bearing demand deposits for the three months ended September 30, 2022 compared to the three months ended June 30, 2022.
Borrowings
•Short-term borrowings decreased $21.2 million, or 53.9%, to $18.1 million at September 30, 2022, compared to $39.3 million at December 31, 2021. At September 30, 2022 and December 31, 2021, short-term borrowings were comprised entirely of securities sold under agreements to repurchase, which are related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. A portion of this decrease is due to accounts that were being transitioned into other deposit products and account for most of the interest-bearing demand deposit increase.
Stockholders’ Equity
Stockholders’ equity decreased $26.4 million, or 19.8%, to $106.7 million at September 30, 2022, compared to $133.1 million at December 31, 2021. On February 15, 2022, the Company completed its stock repurchase program that was implemented on June 10, 2021. On April 21, 2022, a new $10 million repurchase program was authorized, with the Company repurchasing 57,710 shares at an average price of $22.51 per share since the inception of the plan.
•Net income was $7.1 million for the nine months ended September 30, 2022.
•Accumulated other comprehensive loss increased $25.7 million primarily due to the effect of market interest rate increases on the fair value of the Company’s debt securities.
•In total, the Company has repurchased $4.7 million since December 31, 2021
•The Company declared and paid $3.7 million in dividends to common stockholders in the current period.
•Book value per share (GAAP) was $20.94 at September 30, 2022 compared to $25.31 at December 31, 2021, a decrease of $4.37. Tangible book value per share (Non-GAAP) decreased $4.20, or 18.7%, to $18.25 compared to $22.45 at December 31, 2021. Refer to Explanation of Use of Non-GAAP Financial Measures in this Report.
Consolidated Results of Operations for the Three Months Ended September 30, 2022 and 2021
Overview. Net income was $3.9 million for the three months ended September 30, 2022, an increase of $1.9 million compared to net income of $2.0 million for the three months ended September 30, 2021.
Net Interest and Dividend Income. Net interest and dividend income increased $1.0 million, or 10.0%, to $11.0 million for the three months ended September 30, 2022 compared to $10.0 million for the three months ended September 30, 2021. Net interest margin (GAAP) increased to 3.29% for the three months ended September 30, 2022 compared to 2.88% for the three months ended September 30, 2021. Net interest margin (FTE) (Non-GAAP) increased 41 basis points (bps) to 3.30% for the three months ended September 30, 2022 compared to 2.89% for the three months ended September 30, 2021.
Interest and Dividend Income
•Net interest margin (GAAP) increased to 3.29% for the three months ended September 30, 2022 compared to 2.88% for the three months ended September 30, 2021. Fully Tax Equivalent (“FTE”) Net interest margin (Non-GAAP) increased 41 bps to 3.30% for the three months ended September 30, 2022 compared to 2.89% for the three months ended September 30, 2021.
•Interest and dividend income increased $1.5 million, or 13.9%, to $12.3 million for the three months ended September 30, 2022 compared to $10.8 million the three months ended September 30, 2021.
◦Interest income on loans increased $1.1 million, or 11.3%, to $10.8 million for the three months ended September 30, 2022 compared to $9.7 million for the three months ended September 30, 2021. The average balance of loans increased $19.9 million to $1.02 billion from $1.00 billion and the average yield increased 35 bps to 4.20% compared to 3.85%.

◦Interest and fee income on PPP loans was $123,000 for the three months ended September 30, 2022 and contributed 4 bps to loan yield, compared to $484,000 for the three months ended September 30, 2021, which contributed 4 bps to loan yield.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $47,000 for the three months ended September 30, 2022 compared to $94,000 for the three months ended September 30, 2021, or 2 bps in the current period compared to 4 bps in the prior period.
◦Interest income on taxable investment securities increased $142,000, or 16.8%, to $985,000 for the three months ended September 30, 2022 compared to $843,000 for the three months ended September 30, 2021 driven by a $24.3 million increase in average balance coupled with a 6 bps increased in average yield.

Interest Expense
•Interest expense increased $496,000, or 63.9%, to $1.3 million for the three months ended September 30, 2022 compared to $776,000 for the three months ended September 30, 2021.
◦Interest expense on deposits increased $364,000, or 50.9%, to $1.1 million for the three months ended September 30, 2022 compared to $715,000 for the three months ended September 30, 2021. While average interest-earning deposit balances decreased $51.7 million, or 5.8%, to $842.4 million as of September 30, 2022 compared to $894.0 million as of September 30, 2021 , rising interest rates led to the repricing of higher-cost demand and money market deposits and resulted in a 19 bps, or 59.9%, increase in average cost compared to the three months ended September 30, 2021. In addition, the average balance of time deposits and the related average cost decreased $45.2 million and 11 bps, respectively. These decreases are partially offset by an increase in average other borrowings of $11.6 million or 193.7% to $17.6 million as of September 30, 2022 compared to $6.0 million as of September 30, 2021, which was driven by an increase in subordinated debt balance.

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

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,024,363	$10,833	4.20%	$1,004,474	$9,740	3.85%
Debt Securities
Taxable	222,110	985	1.77	197,763	843	1.71
Exempt From Federal Tax	7,998	62	3.10	11,647	90	3.09
Equity Securities	2,693	21	3.12	2,655	19	2.86
Interest Bearing Deposits at Banks	67,870	378	2.23	160,935	92	0.23
Other Interest-Earning Assets	2,784	39	5.56	3,512	43	4.86
Total Interest-Earning Assets	1,327,818	12,318	3.68	1,380,986	10,827	3.11
Noninterest-Earning Assets	68,796			88,291
Total Assets	$1,396,614			$1,469,277

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits (3)	$278,412	393	0.56%	$275,411	48	0.07%
Savings (3)	251,148	20	0.03	251,801	21	0.03
Money Market (3)	189,371	269	0.56	198,167	55	0.11
Time Deposits (3)	123,438	397	1.28	168,654	591	1.39
Total Interest-Bearing Deposits (3)	842,369	1,079	0.51	894,033	715	0.32
Short-Term Borrowings
Securities Sold Under Agreements to Repurchase	28,738	19	0.26	40,818	25	0.24
Other Borrowings	17,621	174	3.92	6,000	36	2.38
Total Interest-Bearing Liabilities	888,728	1,272	0.57	940,851	776	0.33
Noninterest-Bearing Demand Deposits	390,658			387,746
Other Liabilities	2,636			8,019
Total Liabilities	1,282,022			1,336,616
Stockholders' Equity	114,592			132,661
Total Liabilities and Stockholders' Equity	$1,396,614			$1,469,277
Net Interest Income (FTE) (Non-GAAP) (4)		$11,046			$10,051
Net Interest Rate Spread (FTE) (Non-GAAP) (4)(6)			3.11%			2.78%
Net Interest-Earning Assets (5)	$439,090			$440,135
Net Interest Margin (GAAP) (7))			3.29			2.88
Net Interest Margin (FTE) (Non-GAAP) (4)(7)			3.30			2.89
Return on Average Assets (1)			1.12			0.54
Return on Average Equity (1)			13.60			5.93
Average Equity to Average Assets			8.20			9.03
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			149.41			146.78
PPP Loans	$2,424	$123	20.13	$40,313	$484	4.76
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

	Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$192	$901	$1,093
Debt Securities:
Taxable	111	31	142
Exempt From Federal Tax	(28)	—	(28)
Marketable Equity Securities	—	2	2
Cash at Other Banks	(89)	375	286
Other Interest-Earning Assets	(10)	6	(4)
Total Interest-Earning Assets	176	1,315	1,491

Interest Expense:
Deposits	(41)	405	364
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	(8)	2	(6)
Other Borrowings	104	34	138
Total Interest-Bearing Liabilities	55	441	496
Change in Net Interest and Dividend Income	$121	$874	$995
Provision for Loan Losses. There was no provision for loan losses for the three months ended September 30, 2022 or September 30, 2021.
Noninterest Income. Noninterest income increased $541,000, or 24.6%, to $2.7 million for the three months ended September 30, 2022, compared to $2.2 million for the three months ended September 30, 2021. The increase was largely due to a gain of $439,000 on the disposal of fixed assets during the three months ended September 30, 2022 due to the sale of the land and buildings of the former Pioneer and Bellaire bank branches. During the quarter, the Bank also recorded a $174,000 increase in insurance commissions. The increase in insurance commissions was primarily driven by contingency income which resulted from the higher lock-in amounts received and core business including commercial and personal insurance lines. In addition, net gain on sale of loans decreased $49,000 as there were no loans sold during the three months ended September 30, 2022.
Noninterest Expense. Noninterest expense decreased $946,000, or 9.7%, to $8.8 million for the three months ended September 30, 2022 compared to $9.8 million for the three months ended September 30, 2021. Salaries and benefits decreased $48,000 and contracted services decreased $1.2 million to $288,000 for the three months ended September 30, 2022 compared to $1.4 million for the three months ended September 30, 2021. This was a result of branch optimization initiatives completed in the prior year. These decreases were partially offset by an increase in occupancy expenses of $153,000.
Income Taxes. Income tax expense was $998,000 for the three months ended September 30, 2022 compared to $452,000 for the three months ended September 30, 2021. This change was primarily driven by an increase in pre-tax income of $4.9 million for the three months ended September 30, 2022 compared to $2.4 million for the three months ended September 30, 2021.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021
Overview. Net income was $7.1 million for the nine months ended September 30, 2022, an increase of $2.5 million compared to $4.6 million for the nine months ended September 30, 2021.
Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million, or 3.8% to $31.1 million for the nine months ended September 30, 2022 compared to $29.9 million for the nine months ended September 30, 2021. Net interest margin (Non-GAAP FTE) increased 25 bps to 3.18% for the nine months ended September 30, 2022 compared to 2.93% the nine months ended September 30, 2021. Net interest margin (GAAP) increased to 3.17% for the nine months ended September 30, 2022 compared to 2.92% for the nine months ended September 30, 2021.
Interest and Dividend Income
•Interest and dividend income increased $1.3 million, or 3.9%, to $33.9 million for the nine months ended September 30, 2022 compared to $32.6 million for the nine months ended September 30, 2021.
◦Interest income on loans increased $298,000 or 1.0% to $30.1 million during the nine months ended September 30, 2022 compared to $29.8 million for the nine months ended September 30, 2021. Average loans decreased $3.8 million, while the loan yield for the nine months ended September 30, 2022 increased 6 bps to 3.98% compared to 3.92% for the nine months ended September 30, 2021.
◦Interest and fee income on PPP loans was $712,000 for the nine months ended September 30, 2022 and contributed 7 bps to loan yield, compared to $1.8 million for the nine months ended September 30, 2021, which contributed loan yield 3 bps in the prior period.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $178,000 for the nine months ended September 30, 2022 compared to $385,000 for the nine months ended September 30, 2021, or 2 bps in the current period compared to 4 bps in the prior period.
◦Interest income on taxable investment securities increased $754,000, or 35.5%, to $2.9 million for the nine months ended September 30, 2022 compared to $2.1 million for the nine months ended September 30, 2021 driven by a $73.4 million increased in average taxable investment securities balance and partially offset by a 17 bps decrease in average yield.
Interest Expense
•Interest expense increased $119,000, or 4.5%, to $2.8 million for the nine months ended September 30, 2022 compared to $2.7 million for the nine months ended September 30, 2021.
◦Interest expense on deposits decreased $275,000, or 11.0%, to $2.2 million for the nine months ended September 30, 2022 compared to $2.5 million for the nine months ended September 30, 2021. While average interest-bearing deposits decreased $55.0 million, rising interest rates led to the repricing of higher-cost demand and money market deposits resulted in a 2 bps decrease in average cost compared to the nine months ended September 30, 2021. In addition, the average balance of time deposits and the related average cost decreased $50.0 million and 22 bps, respectively. These decreases are partially offset by an 18 bps increase in interest-bearing demand deposit average cost as well as an increase in average other borrowings of $11.2 million or 175.4% to $17.6 million as of September 30, 2022 compared to $6.4 million as of September 30, 2021, which was driven by an increase in subordinated debt balance.

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

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,013,871	$30,157	3.98%	$1,017,632	$29,872	3.92%
Debt Securities
Taxable	222,132	2,878	1.73	148,718	2,124	1.90
Tax Exempt	9,093	218	3.20	12,284	282	3.06
Marketable Equity Securities	2,693	64	3.17	2,645	63	3.18
Interest Bearing Deposits at Other Banks	61,213	534	1.16	187,093	243	0.17
Other Interest-Earning Assets	3,165	115	4.86	3,820	141	4.93
Total Interest-Earning Assets	1,312,167	33,966	3.46	1,372,192	32,725	3.19
Noninterest-Earning Assets	91,607			87,863
Total Assets	$1,403,774			$1,460,055
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits (3)	$271,897	554	0.27%	$270,136	181	0.09%
Savings (3)	247,790	58	0.03	246,340	78	0.04
Money Market (3)	190,189	371	0.26	198,408	223	0.15
Time Deposits (3)	127,732	1,231	1.29	177,690	2,007	1.51
Total Interest-Bearing Deposits (3)	837,608	2,214	0.35	892,574	2,489	0.37
ST Borrowings
Securities Sold Under Agreements to Repurchase	33,553	56	0.22	43,745	72	0.22
Other Borrowings	17,612	522	3.96	6,396	112	2.34
Total Interest-Bearing Liabilities	888,773	2,792	0.42	942,715	2,673	0.38
Noninterest-Bearing Demand Deposits	388,964			374,865
Other Liabilities	5,177			8,293
Total Liabilities	1,282,914			1,325,873
Stockholders' Equity	120,860			134,182
Total Liabilities and Stockholders' Equity	$1,403,774			$1,460,055
Net Interest Income (FTE) (Non-GAAP) (4)		$31,174			$30,052
Net Interest Rate Spread (FTE) (Non-GAAP) (4)(6)			3.04%			2.81%
Net Interest-Earning Assets (5)	$423,394			$429,477
Net Interest Margin (GAAP) (7)			3.17			2.92
Net Interest Margin (FTE) (Non-GAAP) (4)(7)			3.18			2.93
Return on Average Assets (1)			0.68			0.42
Return on Average Equity (1)			7.85			4.59
Average Equity to Average Assets			8.61			9.19
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			147.64			145.56
PPP Loans	$7,503	$712	12.69	$51,579	$1,797	4.66
(1)Annualized based on nine months ended results.
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

	Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$(170)	$455	$285
Debt Securities:
Taxable	958	(204)	754
Exempt From Federal Tax	(77)	13	(64)
Marketable Equity Securities	1	—	1
Cash at Other Banks	(260)	551	291
Other Interest-Earning Assets	(24)	(2)	(26)
Total Interest-Earning Assets	428	813	1,241

Interest Expense:
Deposits	(145)	(130)	(275)
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	(16)	—	(16)
Other Borrowings	295	115	410
Total Interest-Bearing Liabilities	134	(15)	119
Change in Net Interest and Dividend Income	$294	$828	$1,122
Provision for Loan Losses. The provision for loan losses was $3.8 million for the nine months ended September 30, 2022, compared to a $1.2 million recovery for the nine months ended September 30, 2021.The increased provision for loan losses was primarily due to a provision for a single loan charge-off of $2.7 million (pre-tax) with respect to a commercial and industrial loan. As previously reported, the charge-off relates to a borrower which is ceasing operations and carried a $3.5 million revolving line of credit which had an outstanding balance of $2.7 million. The remaining increase to the provision was a result of adjustments made to historical loss factors and changes in qualitative factors in particular economic and industry conditions.
Noninterest Income. Noninterest income decreased $132,000, or 1.7%, to $7.5 million for the nine months ended September 30, 2022, compared to $7.6 million for the nine months ended September 30, 2021. The decrease was primarily due to the net loss on equity securities of $252,000 for the nine months ended September 30, 2022 compared to net gain of $482,000 for the nine months ended September 30, 2021, which was largely due to a decline of $503,000 in the market value of equity securities, comprised mainly of bank stocks. In addition, net gain on sales of loans decreased $166,000 as there were no loans sold during for the nine months ended September 30, 2022 compared to $166,000 for the nine months ended September 30, 2021. These changes are partially offset by an increase of $537,000, or 13.4%, in insurance commissions to $4.5 million for the nine months ended September 30, 2022, compared to $4.0 million for the nine months ended September 30, 2021 due to higher lock-in amounts received and core business including commercial and personal insurance lines. During the quarter, the Bank also recorded a $431,000 gain on the disposal of fixed assets during the nine months ended September 30, 2022 due to the sale of the land and buildings of the former Pioneer and Bellaire bank branches.
Noninterest Expense. Noninterest expense decreased $7.0 million, or 21.3%, to $25.9 million for the nine months ended September 30, 2022 compared to $32.9 million for the nine months ended September 30, 2021. The primary drivers were decreases of $1.2 million and $2.3 million as previously noted related to the writedown of fixed assets and intangible impairment associated with branch consolidation and sale initiatives in 2021, respectively. In addition, salaries and benefits decreased

$914,000 and occupancy decreased $119,000, primarily related to the reduction of footprint and related headcount resulting from the consolidation and sale of branches during 2021. Contracted services decreased $1.7 million to $1.2 million for the nine months ended September 30, 2022 compared to $2.9 million for the nine months ended September 30, 2021. This was a result of branch optimization initiatives completed in the prior year.
Income Taxes. Income tax expense increased $540,000 to $1.76 million for the nine months ended September 30, 2022 compared to $1.22 million for the nine months ended September 30, 2021. The change between the periods is consistent with the change in pre-tax income, as pre-tax income was $8.9 million for the nine months ended September 30, 2022 compared to pre-tax income of $5.8 million for the nine months ended September 30, 2021.
Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of September 30, 2022 and December 31, 2021.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at September 30, 2022 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $122.8 million at September 30, 2022. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $14.2 million at September 30, 2022. In addition, at September 30, 2022, the Company had the ability to borrow up to $440.8 million from the FHLB of Pittsburgh, of which $429.1 million is available. The Company also has the ability to borrow up to $105.5 million million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both September 30, 2022 and December 31, 2021.
At September 30, 2022, $76.9 million, or 63.6% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At September 30, 2022, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $16.6 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At September 30, 2022 and December 31, 2021, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. At September 30, 2022, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent risk weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	September 30, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$117,868	12.02%	$113,086	11.95%
For Capital Adequacy Purposes	44,139	4.50	42,571	4.50
To Be Well Capitalized	63,756	6.50	61,491	6.50

Tier 1 Capital (to risk weighted assets)
Actual	117,868	12.02	113,086	11.95
For Capital Adequacy Purposes	58,852	6.00	56,761	6.00
To Be Well Capitalized	78,469	8.00	75,682	8.00

Total Capital (to risk weighted assets)
Actual	130,136	13.27	124,668	13.18
For Capital Adequacy Purposes	78,469	8.00	75,682	8.00
To Be Well Capitalized	98,086	10.00	94,602	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	117,868	8.51	113,086	7.76
For Capital Adequacy Purposes	55,407	4.00	58,307	4.00
To Be Well Capitalized	69,258	5.00	72,884	5.00
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
For both net interest income and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates such as that experienced in the current rate environment at September 30, 2022.
The table below sets forth, as of September 30, 2022, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+300	$204,778	$(36,873)	(15.3)%	15.92%	(125)	$46,260	$946	2.1%
+200	221,014	(20,637)	(8.5)%	16.63	(54)	46,099	785	1.7
+100	238,932	(2,719)	(1.1)%	17.38	21	45,930	616	1.4
Flat	241,651	—	—%	17.17	—	45,314	—	—
(100)	273,688	32,037	13.3%	18.58	141	44,401	(913)	(2.0)
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company made the following purchases of its common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31, 2022	15,881	$22.13	15,881	$9,027,381
August 1-31, 2022	13,054	22.75	13,054	$8,730,351
September 1-30, 2022	1,336	22.06	1,336	$8,700,885
Total	30,271	$22.39	30,271
(1) On April 21, 2022, the Company announced that the Board had approved a program commencing on May 2, 2022 to repurchase up to $10 million of the Company's outstanding common stock. This repurchase was set to expire on May 1, 2023. In connection with the program, the Company purchased a total of 57,710 shares of the Company's common stock at an average price of $22.51 per share.
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
101
The following materials for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income , (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	November 9, 2022	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	November 9, 2022	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)