Form 10-K
period 2022-12-31
CB Financial Services, Inc.
filed 2023-03-10
CIK 1605301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2022, as reported by the Nasdaq Global Market, was approximately $113.6 million.
As of March 7, 2023, the number of shares outstanding of the Registrant’s Common Stock was 5,121,413.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2023 Annual Meeting of Stockholders of the Registrant (Part III)

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

ITEM 1.    BUSINESS
CB Financial Services, Inc.
CB Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is a bank holding company headquartered in Carmichaels, Pennsylvania. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CBFV.” The Company conducts its operations primarily through its wholly owned subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. At December 31, 2022, the Company, on a consolidated basis, had total assets of $1.41 billion, total liabilities of $1.30 billion and stockholders’ equity of $110.2 million.
Copies of the Company's reports, proxy and information statements, and other information filed electronically with the Securities and Exchange Commission (the “SEC”) are available free of charge through the SEC’s website address at https://www.sec.gov and through the Bank’s website address at https://www.communitybank.tv.
Community Bank
Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. After the consolidation of one branch in 2022 and the consolidation and sale of eight branches in 2021, the Bank reduced the total number of branches to 13 and operates from 10 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania and three offices in Marshall and Ohio Counties in West Virginia. The Bank also has one loan production office in Allegheny County, a corporate center in Washington County and an operations center in Greene County in Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area.
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
Business Strategy
We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. We will continue to grow and create value for our stockholders. Our employees will be treated fairly and given opportunities for personal growth. We will be closely involved in improving our communities. Our business strategies emphasize building on core strengths and are discussed below.
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
Human Capital
The Bank's culture is defined by our mission to partner with individuals, businesses, and communities to realize their dreams, protect their financial futures and improve their lives. Our Motto and Cornerstone are “Client Experience First”. To have a truly great client experience we must have a phenomenal employee experience. Our Team members need to have the tools, training, processes, and leadership to support their delivery of a truly exceptional client experience. Improving our operational efficiency empowers our employees to work smarter and enables us to be more responsive to our clients.

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
Demographics. As of December 31, 2022, we employed 184 full-time and 3 part-time employees in Pennsylvania and West Virginia. None of these employees are represented by a collective bargaining agreement. During 2022, we hired 55 employees and our voluntary turnover rate was 29%.
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
The following table sets forth certain economic statistics for our market area.

	Population (1)	Unemployment Rate (%) (2)	Average Annual Wage (3)
Pennsylvania	12,972,008	3.5	$65,104
Allegheny	1,238,090	3.4	71,552
Fayette	126,931	5.3	46,748
Greene	35,369	4.2	59,852
Washington	209,470	3.6	60,112
Westmoreland	353,057	3.7	52,052

West Virginia	1,775,156	3.4	52,676
Marshall	30,115	4.4	62,712
Ohio	41,776	3.3	50,232
(1)Based on the latest data published by the U.S. Census Bureau (State - July 2022; County - July 2021)
(2)Based on the latest data published by the U.S. Bureau of Labor Statistics (December 2022)

(3)Based on the latest data published by the U.S. Bureau of Labor Statistics (Second Quarter 2022)
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
Competition
We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from other commercial banks, savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. The Company faces additional competition for deposits from online financial institutions and non-depository competitors, such as the mutual fund industry, securities and brokerage firms, and insurance companies. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our branch offices. As of June 30, 2022, our FDIC-insured deposit market share in the counties we serve was 0.56% out of 48 bank and thrift institutions. Our FDIC-insured deposit market share in the counties we serve, excluding Allegheny County, which is the second most populous county in Pennsylvania, but where the Bank's has limited presence with one branch, was 4.98% out of 32 bank and thrift institutions. Such data does not reflect deposits held by credit unions.
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
Lending Activities
General. Our principal lending activity has been the origination in our local market area of residential one- to four-family, commercial real estate, construction, commercial and industrial, and consumer loans. At December 31, 2022, our total loans receivable, which excludes the allowance for loan losses, increased $29.1 million, or 2.8%, to $1.05 billion compared to $1.02 billion at December 31, 2021.
Residential Real Estate Loans. Residential real estate loans are comprised of loans secured by one- to four-family residential properties. Included in residential real estate loans are traditional one- to four-family mortgage loans, home equity installment loans, and home equity lines of credit. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. At December 31, 2022, $330.7 million, or 31.5%, of our total loan portfolio was invested in residential loans.
One- to Four-Family Mortgage Loans. One of our primary lending activities is the origination of fixed-rate, one- to four-family, owner-occupied, residential mortgage loans with terms up to 30 years secured by property located in our market area. At December 31, 2022, one- to four-family mortgage loans totaled $259.9 million. Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which, for 2022, is typically $647,200 for single-family homes, except in certain high-cost areas in the United States. Our mortgage loans amortize monthly with principal and interest due each month. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without a prepayment penalty.
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

Fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more are originated for resale to the secondary market. During the years ended December 31, 2022 and 2021, we originated none and $12.6 million of fixed-rate residential mortgage loans, respectively, which were subsequently sold in the secondary mortgage market.
The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $46.7 million at December 31, 2022. Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.
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
Home Equity Loans. At December 31, 2022, home equity loans totaled $57.5 million. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 85% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates, which we determine based upon market conditions. Such loans are fully amortized over the life of the loan. Generally, the maximum term for home equity loans is 20 years.
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
We primarily originate home equity loans secured by first lien mortgages. Home equity loans in a junior lien position totaled $2.6 million at December 31, 2022 and entail greater risks than one- to four-family residential mortgage loans or home equity loans secured by first lien mortgages. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage or depreciation in the value of the property or loss of equity to the first lien position. Further, home equity loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans in the event of a default.
Commercial Real Estate Loans. We originate commercial real estate loans that are secured primarily by improved properties, such as retail facilities, office buildings and other non-residential buildings as well as multifamily properties. At December 31, 2022, $436.8 million, or 41.6% of our total loan portfolio, consisted of commercial real estate loans.
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
Construction Loans. We originate construction loans to individuals to finance the construction of residential dwellings and also originate loans for the construction of commercial properties, including hotels, apartment buildings, housing developments, and owner-occupied properties used for businesses. At December 31, 2022, $44.9 million, or 4.3% of our total loan portfolio, consisted of construction loans. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on both residential and commercial construction. Before making a commitment to fund a construction loan, we require a pro forma appraisal of the property, as completed by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. We typically do not lend to developers unless they maintain a 15% cash equity position in the project.
Commercial and Industrial Loans. We originate commercial and industrial loans and lines of credit to borrowers located in our market area that are generally secured by collateral other than real estate, such as equipment, accounts receivable, inventory, and other business assets. At December 31, 2022, $70.0 million, or 6.7% of our total loan portfolio, consisted of commercial and industrial loans, of which $126,000 are SBA guaranteed Payroll Protection Program ("PPP") loans.
Exclusive of PPP loans, commercial and industrial loans generally have terms of maturity from five to seven years with adjustable interest rates tied to the prime rate, LIBOR, SOFR or the weekly average of the FHLB of Pittsburgh three- to ten-year fixed rates. We generally obtain personal guarantees from the borrower or a third party as a condition to originating the loan. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default because their repayment is generally dependent on the successful operation of the borrower’s business.
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

Consumer Loans. We originate consumer loans that primarily consist of indirect auto loans and, to a lesser extent, secured and unsecured loans and lines of credit. As of December 31, 2022, consumer loans totaled $146.9 million, or 14.0%, of our total loan portfolio, of which $140.3 million were indirect auto loans. Consumer loans are generally offered on a fixed-rate basis. Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.
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
The debt securities portfolio consists primarily of U.S. government agency securities, obligations of states and political subdivisions, and mortgage-backed securities and collateralized mortgage obligations of government sponsored enterprises. We expect the composition of our debt securities portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2022, we had no debt securities that were deemed to be other than temporarily impaired.
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
U.S. Government Agency Securities. At December 31, 2022, we held U.S. Government and agency securities with a fair value of $44.6 million compared to $52.6 million at December 31, 2021. At December 31, 2022, these securities had an average expected life of 6.1 years. While these securities generally provide lower yields than other investments, such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity and pledging purposes, as collateral for borrowings, and for prepayment protection.
Obligations of States and Political Subdivisions. At December 31, 2022, we held available-for-sale municipal bonds with a fair value of $13.3 million compared to $19.0 million at December 31, 2021. 100% of our municipal bonds are issued by local municipalities or school districts located in Pennsylvania. Municipal bonds may be general obligation of the issuer or secured by specific revenues. The majority of our municipal bonds are general obligation bonds, which are backed by the full faith and credit of the municipality, paid off with funds from taxes and other fees, and have ratings (when available) of A or above. We also invest in a limited amount of special revenue municipal bonds, which are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building.
Mortgage-Backed Securities. We invest in mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by the United States government or government-sponsored enterprises. These securities, which consist of MBS’s issued by Ginnie Mae, Fannie Mae and Freddie Mac, had an amortized cost of $143.3 million and $143.9 million at December 31, 2022 and 2021, respectively. The fair value of our MBS portfolio was $121.1 million and $143.1 million at December 31, 2022 and 2021, respectively. At December 31, 2022, all MBS’s had fixed rates of interest.
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
Corporate Debt. At December 31, 2022, we held corporate debt securities with a fair value of $8.3 million. We invest in corporate debt issued by financial institutions which have fixed to floating-rate terms. Corporate debt are unsecured, medium or long term, interest-bearing bonds issued by financial institutions that are backed only by the general credit of the issuer. As such, investments in corporate debt involve default risk that the company may fail to make timely payments of interest or principal. We perform a credit analysis to verify the creditworthiness of the financial institution prior to purchase.
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
The FHLB functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met. We typically secure advances from the FHLB with one- to four-family residential mortgage and commercial real estate loans. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2022, we had a maximum borrowing capacity with the FHLB of up to $435.3 million and available borrowing capacity of $407.4 million. At December 31, 2022, we had no FHLB advances outstanding. As an alternative to pledging securities, the facility is also used for standby letters of credit to collateralize public deposits in excess of the level insured by the FDIC. Commitments for standby letters of credit to secure public deposits were $26.2 million and $69.0 million as of December 31, 2022 and 2021.
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
At December 31, 2022, the Bank maintained a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $119.0 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million. At December 31, 2022, we did not have any outstanding balances under any of these borrowing relationships.
In December 2021, the Company entered into a term loan in the principal amount of $15.0 million, evidenced by a term note which matures on December 15, 2031 ("2031 Note"). The 2031 Note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on any interest payment date on or after December 15, 2026 and at any time upon the occurrence of certain events. The 2031 Note initially bears a fixed interest rate of 3.875% per year to, but excluding, December 15, 2026 and thereafter at a floating rate equal to the then-current three-month term SOFR plus 280 basis points. The 2031 Note qualifies as Tier 2 capital under regulatory guidelines. At December 31, 2022, the principal balance and unamortized debt issuance costs for the 2031 Note were $15.0 million and $362,000, respectively.
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
The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also increased the maximum amount of deposit insurance for banks to $250,000 per depositor. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so called “golden parachute” payments. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the

Federal Reserve to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.
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
The risk-based capital standard for state banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 1250%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, an institution that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the institution. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.
At December 31, 2022, the Bank’s capital exceeded all applicable requirements.
The risk-based capital rule and the method for calculating risk-weighted assets by the FDIC and the other federal bank regulators are consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule applies to all depository institutions (such as the Bank) and top-tier bank holding companies with total consolidated assets of $3.0 billion or more. Among other things, the rule established a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also requires unrealized gains and losses on certain available-for-sale securities to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Bank elected the one-time opt-out election for accumulated other comprehensive loss (“AOCL”) to be excluded from the regulatory capital calculation. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a capital conservation buffer consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in at 0.625% per year beginning January 1, 2016 and ended January 1, 2019, when the full 2.5% capital conservation buffer requirement became effective.
Loans-to-One Borrower. Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2022, the Bank was in compliance with the loans-to-one borrower limitations.
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
Community Reinvestment Act and Fair Lending Laws. All insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-

income borrowers. The FDIC is required to assess the Bank’s record of compliance with the Community Reinvestment Act. Failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.
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
The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions generally require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.
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

At December 31, 2022, the Bank met the criteria for being considered “well capitalized.”
In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule.
Enforcement. The Pennsylvania Department of Banking maintains enforcement authority over the Bank, including the power to issue cease and desist orders and civil money penalties and to remove directors, officers or employees. It also has the power to appoint a conservator or receiver for a bank upon insolvency, imminent insolvency, unsafe or unsound condition or certain other situations. The FDIC has primary federal enforcement responsibility over non-Federal Reserve Bank (“FRB”)-member state banks and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. In general, regulatory enforcement actions occur with respect to situations involving unsafe or unsound practices or conditions, violations of law or regulation or breaches of fiduciary duty. Federal and Pennsylvania laws also establish criminal penalties for certain violations.
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
The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% to 1.35% of estimated insured deposits. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC to establish a maximum fund ratio. The FDIC has exercised that discretion by establishing a long-range fund ratio of 2%. The FDIC adopted a plan to restore the fund to the 1.35% ratio by September 30, 2028.
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
FHLB System. The Bank is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, The Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2022, the Bank was in compliance with this requirement. The Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for the Bank.
Federal Reserve System. The FRB regulations historically required banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal, or NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2022: a 3% reserve ratio is assessed on net transaction accounts up to and including $640.6 million; a 10% reserve ratio is applied above $640.6 million. The first $32.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements. However, effective March 26, 2020, the FRB reduced reserve requirement ratios on all net transaction accounts to 0%, eliminating reserve requirements for all depository institutions, in response to the COVID-19 pandemic.
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
Federal Taxation. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from the Bank as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carryforward net operating losses indefinitely, but the deduction is limited to 80% of taxable income. For its 2022 and 2021 fiscal year, the Company’s maximum federal income tax rate was 21%.
State Taxation. The Bank is subject to the Pennsylvania Bank and Trust Company Shares Tax (“Shares Tax”) rate of 0.95%. The tax is imposed on the Bank’s adjusted equity. The Company and Exchange Underwriters are subject to the Pennsylvania Corporate Net Income Tax, otherwise known as “CNI tax.” The CNI tax rate in 2022 and 2021 was 9.99%. The tax is imposed on income or loss from the federal income tax return on a separate-company basis for the Company and Exchange Underwriters. The federal return income or loss is adjusted for various items treated differently by the Pennsylvania Department of Revenue.
The FWVB merger has exposed the Company to additional state tax filing requirements in West Virginia and Ohio. The West Virginia Corporation Net Income Tax imposes a state income tax at the rate 6.5% based on the Company's consolidated taxable federal net income or loss on the Company's federal tax return, adjusted for various items treated differently by the West Virginia State Tax Department. The State of Ohio imposes an equity-based tax similar to the PA Shares Tax called Financial Institutions Tax (“FIT”) at a minimum tax of $1,000 or a rate of 0.8% for the first $200 million of Ohio based-equity, and then a declining rate thereafter. All state taxation is apportioned to states where nexus exists based on different metrics of the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Income.
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
In 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current accounting principles generally accepted in the United States of America ("GAAP") and instead requires an entity to reflect its estimate of all current expected credit losses ("CECL"). Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the Statements of Financial Condition and periodically thereafter. This differs significantly from the incurred loss model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies resulting in a required implementation date for the Company as of January 1, 2023. Upon adoption, the Company expects to record a cumulative effect adjustment to retained earnings that will increase stockholders’ equity by $2.1 million, net of tax. See Note 1 of the consolidated financial statements for additional detail.
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
We have recorded goodwill in connection with our recently completed mergers. At December 31, 2022, we had $9.7 million of goodwill on our Consolidated Statements of Financial Condition after incurring goodwill impairment of $18.7 million in 2020. Any further impairment to goodwill could have a material adverse impact on the Company’s consolidated financial conditions and results of operations. 100% of the goodwill is assigned to the Community Banking reporting unit. Under GAAP, goodwill must be evaluated for impairment annually or on an interim basis when a triggering event occurs. If the carrying value of our reporting unit exceeds its current fair value as determined based on the value of the business, the goodwill is considered impaired and is reduced to fair value by a non-cash, non-tax-deductible charge to earnings. The impairment testing required by GAAP involves estimates and significant judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions or other unanticipated events and circumstances may affect the accuracy or validity of such estimates. Events and conditions that could result in impairment in the value of our goodwill include worsening business conditions and economic factors, particularly those that may result from the impact of a downturn in the economy as a result of COVID-19, changes in the industries in which we operate, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term profitability and cash flows.
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
The Company’s long-term ability to pay dividends to its stockholders depends primarily on the ability of the Bank to make capital distributions to the Company and on the availability of cash at the holding company level if the Bank’s earnings are not sufficient to pay dividends. In addition, the Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where the holding company’s net income for the past four quarters, net of dividends paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. These regulatory policies may adversely affect the Company’s ability to pay dividends or otherwise engage in capital distributions.
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
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the FRB has raised certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.
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
ITEM 1B    UNRESOLVED STAFF COMMENTS
Not applicable
ITEM 2.    PROPERTIES
At December 31, 2022, our premises and equipment had an aggregate net book value of approximately $17.8 million. We conduct our business through 13 branch offices. The branch offices are utilized by the community banking segment. In addition, the community banking segment has a corporate office, operations center and loan production office. The insurance brokerage services segment, Exchange Underwriters, operates from one office. We believe that our office facilities are adequate to meet our present and immediately foreseeable needs.

The following table sets forth certain information concerning the main and each branch office at December 31, 2022.

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
ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2022, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that management believes are immaterial to our financial condition, results of operations and cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CBFV.” The approximate number of holders of record of the Company’s common stock as of March 7, 2023, was 625. Certain shares of Company common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Equity Compensation Plans
The following table provides information at December 31, 2022, for compensation plans under which equity securities may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights		Weighted-average exercise price of outstanding options warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)		(B)		(C)
Equity compensation plans:
Approved by stockholders	283,748	(1)	$24.52	(1)	333,335	(2)
Not approved by stockholders	—		—		—
Total	283,748		$24.52		333,335
(1)Represents stock options available to be exercised under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2021 Equity Incentive Plan (the "2021 Plan"), no more awards can be granted under the 2015 Plan.
(2)Represents 333,335 shares available under the 2021 Plan (the "Share Limit") that can be issued of which a maximum of 333,335 shares may be issued as stock options and 166,667 shares may be issued as restricted stock awards or units based on the terms of the Plan whereby the Share Limit is reduced, on a one-for-one basis, for each share of common stock subject to a stock option grant, and on a two and one-half-for-one basis for each share of common stock issued pursuant to restricted stock awards or units. At December 31, 2022, 104,465 stock options, and 27,765 restricted shares have been granted under the 2021 Plan.

Issuer Purchases of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1-31, 2022	4,620	$21.88	4,620	$8,603,128
November 1-30, 2022	0	—	0	8,603,128
December 1-31, 2022	0	—	0	8,603,128
Total	4,620	$21.88	4,620
(1)On April 21, 2022, the Company announced that the Board had approved a program commencing on May 2, 2022 to repurchase up to $10.0 million of the Company's outstanding common stock. This repurchase is set to expire on May 1, 2023. In connection with the program, as of December 31, 2022, the Company purchased a total of 62,178 shares of the Company's common stock at an average price of $22.46 per share.
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

Selected Financial Data
The following tables set forth selected historical financial and other data of the Company at and for the years ended December 31, 2022, 2021 and 2020. The information at December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021 is derived in part from, and should be read together with, the Company's audited consolidated financial statements and notes included in this Report and should be read together therewith. The information at December 31, 2020 and for the year ended December 31, 2020 is derived in part from audited financial statements that are not included in this Report.

December 31,	2022	2021	2020
(Dollars in Thousands)

Selected Financial Condition Data:
Assets	$1,408,938	$1,425,479	$1,416,720
Cash and Due From Banks	103,700	119,674	160,911
Securities	190,058	224,974	145,400
Loans, Net	1,037,054	1,009,214	1,031,982
Deposits	1,268,503	1,226,613	1,224,569
Short-Term Borrowings	8,060	39,266	41,055
Other Borrowings	14,638	17,601	8,000
Stockholders’ Equity	110,155	133,124	134,530

Year Ended December 31,	2022	2021	2020
(Dollars in Thousands)

Selected Operating Data:
Interest and Dividend Income	$47,716	$43,557	$47,467
Interest Expense	4,781	3,405	5,563
Net Interest and Dividend Income	42,935	40,152	41,904
Provision (Recovery) for Loan Losses	3,784	(1,125)	4,000
Net Interest and Dividend Income After Provision (Recovery) for Loan Losses	39,151	41,277	37,904
Noninterest Income	9,820	16,280	9,471
Noninterest Expense	34,891	42,862	56,767
Income (Loss) Before Income Tax Expense	14,080	14,695	(9,392)
Income Tax Expense	2,833	3,125	1,248
Net Income (Loss)	$11,247	$11,570	$(10,640)

At or For the Year Ended December 31,	2022	2021	2020

Per Common Share Data:
Earnings (Loss) Per Common Share - Basic	$2.19	$2.15	$(1.97)
Earnings (Loss) Per Common Share - Diluted	2.18	2.15	(1.97)
Dividends Per Common Share	0.96	0.96	0.96
Dividend Payout Ratio (1)	44.04%	44.65%	(48.73)%
Book Value Per Common Share	$21.60	$25.31	$24.76
Common Shares Outstanding	5,100,189	5,260,672	5,434,374

At or For the Year Ended December 31,	2022	2021	2020

Selected Financial Ratios:
Return on Average Assets	0.80%	0.79%	(0.77)%
Return on Average Equity	9.56	8.66	(7.18)
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	148.00	145.44	139.89
Average Equity to Average Assets	8.36	9.12	10.75
Net Interest Rate Spread (2)	3.07	2.81	3.13
Net Interest Rate Spread (Non-GAAP) (2)(4)	3.08	2.82	3.15
Net Interest Margin (3)	3.24	2.92	3.30
Net Interest Margin (Non-GAAP) (3)(4)	3.25	2.94	3.32
Net Charge-Offs to Average Loans	0.25	0.01	0.11
Noninterest Expense to Average Assets	2.48	2.93	4.12
Efficiency Ratio (5)	66.14	75.95	110.50

Asset Quality Ratios:
Allowance for Loan Losses to Total Loans	1.22%	1.13%	1.22%
Allowance for Loan Losses to Nonperforming Loans	221.06	159.40	88.15
Allowance for Loan Losses to Nonaccrual Loans	320.64	233.37	117.28
Delinquent and Nonaccrual Loans to Total Loans	0.81	0.78	1.50
Nonperforming Loans to Total Loans	0.55	0.71	1.39
Nonperforming Loans to Total Assets	0.41	0.51	1.02
Nonperforming Assets to Total Assets	0.41	0.51	1.04

Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets (6)	12.33%	11.95%	11.79%
Tier 1 Capital to Risk-Weighted Assets (6)	12.33	11.95	11.79
Total Capital to Risk-Weighted Assets (6)	13.58	13.18	13.04
Tier 1 Leverage Capital to Adjusted Total Assets (6)	8.66	7.76	7.81

Other:
Number of Branch Offices	13	14	22
Number of Full-Time Equivalent Employees	197	200	257
(1)Represents dividends per share divided by net income per share.
(2)Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(3)Represents net interest income as a percentage of average interest-earning assets.
(4)Fully taxable-equivalent (FTE) yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020. Refer to Explanation of Use of Non-GAAP Financial Measures in Item 7 of this Report for the calculation of the measure and reconciliation to the most comparable GAAP measure..
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
The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Generally, management considers all substandard, doubtful, and loss-rated loans, nonaccrual loans, and TDRs for impairment. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The maximum period without payment that typically can occur before a loan is considered for impairment is 90 days. Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance. This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered nonaccrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exists, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated.
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
Two basic approaches to determine the fair value of an entity are the income approach and market approach or a combination of the two. The income approach uses valuation techniques to convert future earnings or cash flows to present value to arrive at a value that is indicated by market expectations about future amounts. The market approach uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities. The fair value measure is based on the value that those transactions indicate. These approaches involve significant estimates and assumptions.
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
Other-Than-Temporary Impairment. In estimating other-than-temporary impairment of securities, securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary. In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Company intends to sell or expect that it is more likely than not that it will be required to sell the security before an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive loss.
Deferred Tax Assets. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination, the term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date, and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company did not have a deferred tax asset valuation allowance as of December 31, 2022 and December 31, 2021.
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

COVID-19 Pandemic
Although many health and safety restrictions have been lifted and vaccine distribution has increased, the ongoing COVID-19 pandemic has negatively impacted local, national and global economies and financial markets since March 2020. Economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures. The extent to which the COVID-19 pandemic continues to impact our business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and are difficult to predict
In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve took a number of actions that significantly affected the financial markets, including actions intended to result in substantial decreases in market interest rates. On March 15, 2020, the FRB reduced the target federal funds range by 100 basis points to 0% to 0.25% and have held the target federal funds rate in that range for the remainder of 2020 and throughout 2021. These reductions in interest rates, among other actions of the FRB and the Federal government generally, adversely affected our net interest income, compressed our margins and impacted our overall profitability. The reduction of interest rates to near zero in response to the effects of the COVID-19 pandemic were gradually reversed over the course of 2022 with increases totaling 425 bps due to FRB concerns with respect to inflation. The FRB has indicated it is committed to reducing inflation to its 2% objective. The magnitude and timing of further interest rate action is unknown.
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
Comparison of Financial Condition at December 31, 2022 and 2021
Assets. Total assets decreased $16.5 million, or 1.2%, to $1.41 billion at December 31, 2022, compared to $1.43 billion at December 31, 2021.
Cash and Due From Banks. Cash and due from banks decreased $16.0 million, or 13.3%, to $103.7 million at December 31, 2022, compared to $119.7 million at December 31, 2021. The change is primarily related to net funding of loans.
Securities. Securities decreased $34.9 million, or 15.5%, to $190.1 million at December 31, 2022, compared to $225.0 million at December 31, 2021. The securities balance was negatively impacted by a $32.3 million decrease in market value of the debt securities portfolio, primarily due to the increase in market interest rates. The current period activity included $26.8 million of purchases, $29.2 million of paydowns, and no sales. The purchases were made to improve yield on excess cash. In addition there was a $168,000 loss in market value in the equity securities portfolio, which is primarily comprised of bank stocks.

Securities Portfolio. The following table sets forth the composition of our securities portfolio at the dates indicated.

	2022		2021
December 31,	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,993	$44,634	$53,992	$52,561
Obligations of States and Political Subdivisions	14,053	13,342	17,951	18,955
Mortgage-Backed Securities - Government-Sponsored Enterprises	46,345	41,427	55,373	56,559
Collateralized Mortgage Obligations - Government Sponsored Enterprises	96,930	79,642	88,493	86,583
Corporate Debt	9,487	8,315	7,481	7,450
Total Available-for-Sale Debt Securities	$220,808	187,360	$223,290	222,108

Equity Securities:
Mutual Funds		875		990
Other		1,823		1,876
Total Equity Securities		2,698		2,866
Total Securities		$190,058		$224,974
Securities Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at December 31, 2022, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The weighted average yield for each security category is determined by the security's book yield and calculating the interest earned divided by the carrying value. For tax free obligations of states and political subdivision, the book yield is the tax free yield.

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
(Dollars in Thousands)

U.S. Government Agencies	$—	—%	$7,849	0.96%	$36,785	1.24%	$—	—%	$44,634	1.19%
Obligations of States and Political Subdivisions	244	2.61	739	3.09	11,501	3.28	858	3.18	13,342	3.25
Mortgage Backed Securities - Government-Sponsored Enterprises	—	—	2,971	2.80	9,282	1.96	29,174	2.11	41,427	2.12
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	—	—	—	—	—	—	79,642	1.52	79,642	1.52
Corporate Debt Securities	—	—	—	—	3,815	3.31	4,500	6.92	8,315	5.20
Total Debt Securities	$244	2.61%	$11,559	1.53%	$61,383	1.81%	$114,174	1.87%	$187,360	1.83%
Loans. Total loans increased $29.1 million, or 2.8%, to $1.05 billion at December 31, 2022 compared to $1.02 billion at December 31, 2021. Excluding the net decline of $24.4 million in PPP loans in the current period, loans increased $53.5 million. 2022 loan growth was experienced through net funding of $44.7 million in commercial real estate loans and $24.8 million in consumer loans, partially offset by the completion of $40.1 million in construction loans . Average loans for the year ended December 31, 2022 increased $4.7 million compared to the year ended December 31, 2021.
Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated. The Company did not have loans held for sale at the dates indicated below.

	2022		2021
December 31,	Amount	Percent	Amount	Percent
(Dollars in Thousands)

Real Estate:
Residential	$330,725	31.5%	$320,798	31.4%
Commercial	436,805	41.6	392,124	38.5
Construction	44,923	4.3	85,028	8.3
Commercial and Industrial	70,044	6.7	89,010	8.7
Consumer	146,927	14.0	122,152	12.0
Other	20,449	1.9	11,684	1.1
Total Loans	1,049,873	100.0%	1,020,796	100.0%
Allowance for Loan Losses	(12,819)		(11,582)
Loans, Net	$1,037,054		$1,009,214
Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. For construction-to-permanent loans in the construction category, the maturity date is the date the loan matures once it is in permanent repayment status. Consumer loans consist primarily of indirect automobile loans whereby a portion of the rate is prepaid to the dealer and accrued in a prepaid dealer reserve account. Therefore, the true yield for the consumer loan portfolio is significantly less than the note rate disclosed below.

	Real Estate
	Residential		Commercial		Construction		Commercial and Industrial
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

One Year or Less	$16,317	7.40%	$19,485	6.40%	$4,177	7.85%	$14,118	7.02%
After One Year Through Five Years	7,410	4.32	60,700	5.62	17,772	6.75	33,240	4.92
After Five Years Through 15 Years	112,609	4.07	345,811	4.85	13,437	4.13	22,684	4.03
After 15 Years	194,389	3.84	10,809	3.90	9,537	3.82	2	7.50
Total	$330,725	4.10%	$436,805	5.00%	$44,923	5.44%	$70,044	5.05%

	Consumer		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

One Year or Less	$5,734	8.15%	$952	6.98%	$60,783	7.09%
After One Year Through Five Years	84,765	4.37	418	3.08	204,305	5.05
After Five Years Through 15 Years	54,958	5.00	16,645	3.48	566,144	4.62
After 15 Years	1,470	9.54	2,434	2.56	218,641	3.82
Total	$146,927	4.77%	$20,449	3.53%	$1,049,873	4.68%

The following table sets forth at December 31, 2022, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2023.

Due After December 31, 2023	Fixed	Adjustable	Total
(Dollars in Thousands)

Real Estate:
Residential	$267,046	$47,362	$314,408
Commercial	238,933	178,387	417,320
Construction	30,720	10,026	40,746
Commercial and Industrial	47,021	8,905	55,926
Consumer	141,157	36	141,193
Other	16,381	3,116	19,497
Total Loans	$741,258	$247,832	$989,090
Liabilities. Total liabilities increased $6.4 million, or 0.5%, to $1.30 billion at December 31, 2022 compared to $1.29 billion at December 31, 2021.
Deposits. Total deposits increased $41.9 million to $1.27 billion as of December 31, 2022 compared to $1.23 billion at December 31, 2021. Noninterest bearing demand deposits, NOW accounts and savings accounts increased $4.6 million, $39.3 million and $8.5 million, respectively, partially offset by a decrease of $27.6 million in time deposits. The increase in interest-bearing demand deposits is primarily the result of the transition of customer deposits from securities sold under agreements to repurchase product, which are related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase.
The following table sets forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2022			2021
Year Ended December 31,	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
(Dollars in Thousands)

Non-Interest Bearing Demand Deposits	$389,553	31.4%	—%	$378,374	29.8%	—%
NOW Accounts	282,850	22.8	0.48	272,256	21.4	0.09
Savings Accounts	248,334	20.0	0.04	247,864	19.5	0.04
Money Market Accounts	194,223	15.7	0.50	201,222	15.8	0.14
Time Deposits	124,817	10.1	1.28	171,805	13.5	1.46
Total Deposits	$1,239,777	100.0%	0.32%	$1,271,521	100.0%	0.25%
The following table sets forth time deposits classified by interest rate as of the dates indicated.

December 31,	2022	2021
(Dollars in Thousands)

Less than 0.25%	$43,516	$39,573
0.25% to 0.49%	10,732	20,568
0.50% to 0.99%	7,721	10,943
1.00% to 1.49%	5,929	11,110
1.50% to 1.99%	4,717	7,561
2.00% to 2.49%	7,379	11,841
2.49% to 2.99%	12,779	13,427
3.00% to 3.99%	16,210	21,531
4.00% or Greater	143	159
Total Time Deposits	$109,126	$136,713

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our time deposits at the date indicated.

	Period to Maturity
December 31, 2022	Less Than Or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four to Five Years	More Than Five Years	Total	Percent of Total
(Dollars in Thousands)

Less than 0.25%	$30,789	$9,926	$1,185	$1,535	$81	$—	$43,516	39.9%
0.25% to 0.49%	1,071	760	785	4,686	3,430	—	10,732	9.8
0.50% to 0.99%	514	669	3,844	138	195	2,361	7,721	7.1
1.00% to 1.49%	2,748	1,275	1,430	202	—	274	5,929	5.4
1.50% to 1.99%	1,281	836	788	1,579	129	104	4,717	4.3
2.00% to 2.49%	4,659	1,753	166	31	234	536	7,379	6.8
2.49% to 2.99%	12,298	95	386	—	—	—	12,779	11.7
3.00% to 3.99%	15,852	285	73	—	—	—	16,210	14.9
4.00% or Greater	143	—	—	—	—	—	143	0.1
Total	$69,355	$15,599	$8,657	$8,171	$4,069	$3,275	$109,126	100.0%
As of December 31, 2022 and 2021, the aggregate estimated amount of outstanding deposits in amounts uninsured by the FDIC, or that were not secured by the Bank through the pledging of securities, FHLB letters of credit or other means, was approximately $368.1 million and $337.9 million, respectively. The estimates are based on the same methodologies and assumptions used for the Bank's regulatory reporting requirements. Of the amount at December 31, 2022, an estimated $6.5 million are uninsured time deposits and the following table sets forth their maturity.

December 31,	2022
(Dollars in Thousands)

Three Months or Less	$348
Over Three Months to Six Months	1,345
Over Six Months to One Year	1,847
Over One Year	2,968
Total	$6,508
Borrowed Funds
◦Short-term borrowings. Short-term borrowings decreased $31.2 million, or 79.5%, to $8.1 million at December 31, 2022, compared to $39.3 million at December 31, 2021. At December 31, 2022 and December 31, 2021, short-term borrowings were comprised entirely of securities sold under agreements to repurchase, which are related to business deposit customers whose funds, above designated target balances, are transferred into an overnight interest-earning investment account by purchasing securities from the Bank’s investment portfolio under an agreement to repurchase. A majority of the decrease was due to accounts that were transitioned into other deposit products and account for most of the interest-bearing demand deposit increase.
◦Other borrowed funds. Other borrowed funds decreased $3.0 million to $14.6 million at December 31, 2022 due to $3.0 million of Federal Home Loan Bank borrowings that matured in the current period. The Company intends to utilize the subordinated debt proceeds to continue to proactively repurchase shares or for other general corporate matters.
Stockholders’ Equity. Stockholders’ equity decreased $23.0 million, or 17.3%, to $110.2 million at December 31, 2022, compared to $133.1 million at December 31, 2021.
•Accumulated other comprehensive loss increased $25.3 million primarily due to market interest rate conditions in the current period on the Bank’s available-for-sale debt securities.
•Net income was $11.2 million for the year ended December 31, 2022.
•The Company paid $4.9 million in dividends to common stockholders in the current year.

•Primarily as part of the Company’s $10.0 million stock repurchase program previously announced in April 2022, and the completion of the $7.5 million repurchase program announced in June 2021, the Company repurchased 195,033 shares of common stock totaling $4.8 million in the current year. In connection with the current program, the Company purchased a total of 62,178 shares of the Company’s common stock at an average price of $22.47 per share, with $8.6 million remaining in the program.
•Book value per share was $21.60 at December 31, 2022 compared to $25.31 at December 31, 2021, a decrease of $3.71. Tangible book value per share (Non-GAAP) decreased $3.45, or 15.4%, to $19.00 compared to $22.45 at December 31, 2021. Refer to “Explanation of Use of Non-GAAP Financial Measures” at the end of this section.
Comparison of Operating Results for the Years Ended December 31, 2022 and 2021
Overview. 2022 Annual Results were impacted by the following significant items:
•Recurring Fed interest rate increases during 2022 resulted in an increase in net interest income of $2.8 million.
•There was a commercial loan charge off in the second quarter and resulted in a $3.8 million provision.
2021 Annual Results were impacted by the following significant non-recurring items:
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
Net Interest Income. Net interest income increased $2.8 million, or 6.9%, to $42.9 million for the year ended December 31, 2022 compared to $40.2 million for the year ended December 31, 2021. Net interest margin (Non-GAAP FTE) increased 31 bps to 3.25% for the year ended December 31, 2022 compared to 2.94% the year ended December 31, 2021. Net interest margin (GAAP) increased to 3.24% for the year ended December 31, 2022 compared to 2.92% for the year ended December 31, 2021. The net interest margin increased primarily due to the higher interest rate environment increasing yields on loans more than the yield on interest-bearing deposits.
Interest and dividend income increased $4.2 million, or 9.5%, to $47.7 million for the year ended December 31, 2022 compared to $43.6 million for the year ended December 31, 2021.
•Interest income on loans increased $2.2 million, or 5.6%, to $41.9 million for the year ended December 31, 2022 compared to $39.7 million for the year ended December 31, 2021. Average loans increased $4.7 million while the loan yield for the year ended December 31, 2022 increased 20 bps to 4.12% for the year ended December 31, 2022 compared to 3.92% for the year ended December 31, 2021 due to the increases of market interest rates this year compared to a full year impact of the COVID-19 pandemic-related declines in market interest rates beginning in March 2020. Interest and fee income on PPP loans was $734,000 for the year ended December 31, 2022 and contributed 5 bps to loan yield, compared to $2.2 million for the year ended December 31, 2021, which contributed loan yield 4 bps in the prior period. The impact of the accretion of the credit mark on acquired loan portfolios was $239,000 for the year ended December 31, 2022 compared to $468,000 for the year ended December 31, 2021, or 2 bps in the current period compared to 4 bps in the prior period.
•Interest income on taxable investment securities increased $862,000, or 28.8%, to $3.9 million for the year ended December 31, 2022 compared to $3.0 million for the year ended December 31, 2021. While average investment securities increased $57.8 million, there was a 9 bps decrease in average yield. There were sales of securities in 2021 that were higher-interest securities, which were replaced by lower-interest securities that decreased the yield year over year.
•Interest income on tax-exempt investment securities decreased $76,000, or 26.3%, to $213,000 for the year ended December 31, 2022 compared to $289,000 for the year ended December 31, 2021 primarily driven by a decrease of $3.4 million in average balance from municipal securities calls.
•Interest from other interest-earning assets, which primarily consists of interest-earning cash, increased $1.1 million, or 232.0% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Interest and dividend income earned on other interest-earning assets, which is primarily composed of restricted stock, decreased $32,000. Average interest bearing deposits at other banks decreased $107.0 million, primarily related to funds received from deposit and loan activity, there was however a $1.1 million increase in interest income due to an increase in Fed interest rates that resulted in a 191 bps increase in average yield.

Interest expense increased $1.4 million, or 40.4%, to $4.8 million for the year ended December 31, 2022 compared to $3.4 million for the year ended December 31, 2021.
•Interest expense on deposits increased $900,000, or 28.8%, to $4.0 million for the year ended December 31, 2022 compared to $3.1 million for the year ended December 31, 2021. While average interest-bearing deposits decreased $42.9 million, interest rate increases for all products driven by post-pandemic Fed interest rate increases resulting in a 12 bps increase in average cost compared to the year ended December 31, 2021.
•Interest expense on short-term borrowings decreased $35,000, or 35.7%, to $63,000 for the year ended December 31, 2022 compared to $98,000 for the year ended December 31, 2021 primarily due to the transition of sweep accounts into other deposit products.
•Interest expense on other borrowed funds increased $511,000, or 280.8%, to $693,000 for the year ended December 31, 2022 compared to $182,000 for the year ended December 31, 2021 primarily due to the issuance of $15.0 million in subordinated debt, partially offset by a $3.0 million payoff of an FHLB borrowing, which resulted in a $10.4 million increase in average balances.
Provision for Loan Losses. The provision for loan losses was $3.8 million for the year ended December 31, 2022, compared to a $1.1 million recovery for the year ended December 31, 2021. Net charge-offs for the year ended December 31, 2022 were $2.5 million primarily from one commercial and industrial loan that impacted the loss history for the category. The prior year recovery was the result of improvement in overall economic conditions thereby improving corresponding qualitative factors that were previously negatively impacted by the COVID-19 pandemic.
Noninterest Income. The breakdown of noninterest income for the year ended December 31, 2022 compared to year ended December 31, 2021 is as follows:

	Year Ended
	December 31,
	2022	2021	Dollar Change	Percent Change
(Dollars in Thousands)

Service Fees	$2,160	$2,331	$(171)	(7.3)%
Insurance Commissions	5,934	5,616	318	5.7%
Other Commissions	669	521	148	28.4%
Net Gain on Sales of Loans	—	1,143	(1,143)	(100.0)%
Net (Loss) Gain on Securities	(168)	526	(694)	(131.9)%
Net Gain on Purchased Tax Credits	57	70	(13)	(18.6)%
Gain on Sale of Branches	—	5,203	(5,203)	(100.0)%
Net Gain (Loss) on Disposal of Fixed Assets	431	(3)	434	14466.7%
Income from Bank-Owned Life Insurance	561	553	8	1.4%
Other Income	176	320	(144)	(45.0)%
Total Noninterest Income	$9,820	$16,280	$(6,460)	(39.7)%
Noninterest income decreased $6.5 million, or 39.7%, to $9.8 million for the year ended December 31, 2022, compared to $16.3 million for the year ended December 31, 2021.
•Insurance commissions increased $318,000, or 5.7%, to $5.9 million for the year ended December 31, 2022, compared to $5.6 million for the year ended December 31, 2021 due to an increase in core business, including both personal and commercial lines.
•There was no net gain on sales of loans for the year ended December 31, 2022 compared to $1.1 million for the year ended December 31, 2021 due to a change in strategy to keep all loans made in 2022. There were no gains from sales of mortgage loans for the year ended December 31, 2022 compared to $1.1 million for the year ended December 31, 2021.
•Net loss on securities was $168,000 for the year ended December 31, 2022, compared to a gain of $526,000 for the year ended December 31, 2021. There were no sales of securities in the current period compared to sales that resulted in a gain of $231,000 in the prior period. The Company’s equity securities, which are primarily comprised of bank stocks, reflected a decline in value of $168,000 for the current period compared to a gain of $295,000 in value in the prior period primarily from a change in market value of these securities as a result of changes in interest rates.
•The Company recorded a $431,000 net gain on disposal of fixed assets in the current year, resulting from the sale of two former branch locations.
•The Company recognized a $5.2 million pre-tax gain on sale of branches in the prior period related to the 5.0% premium paid by Citizens Bank on the assumed deposits.
•There was a $144,000 decrease in other income primarily due to a $99,000 valuation allowance adjustment on mortgage servicing rights in the current period as a result of a decrease in prepayment speeds resulting in an increase in the fair value of the serviced mortgage portfolio.
Noninterest Expense. The breakdown of noninterest expense for the year ended December 31, 2022 compared to year ended December 31, 2021 is as follows:

	Year Ended
	December 31,
	2022	2021	Dollar Change	Percent Change
(Dollars in Thousands)

Salaries and Employee Benefits	$18,469	$19,938	$(1,469)	(7.4)%
Occupancy	3,047	2,968	79	2.7%
Equipment	739	1,034	(295)	(28.5)%
Data Processing	2,152	2,154	(2)	(0.1)%
FDIC Assessment	638	1,014	(376)	(37.1)%
PA Shares Tax	979	887	92	10.4%
Contracted Services	1,628	4,011	(2,383)	(59.4)%
Legal and Professional Fees	1,237	994	243	24.4%
Advertising	527	749	(222)	(29.6)%
Other Real Estate Owned (Income)	(151)	(183)	32	(17.5)%
Amortization of Intangible Assets	1,782	1,926	(144)	(7.5)%
Intangible Assets and Goodwill Impairment	—	1,178	(1,178)	(100.0)%
Writedown of Premises and Equipment	—	2,293	(2,293)	(100.0)%
Other	3,844	3,899	(55)	(1.4)%
Total Noninterest Expense	$34,891	$42,862	$(7,971)	(18.6)%
Noninterest expense decreased $8.0 million, or 18.6%, to $34.9 million for the year ended December 31, 2022 compared to $42.9 million for the year ended December 31, 2021. This was primarily impacted by $7.5 million of expenses associated with the branch optimization and operational efficiency initiatives in the prior year, which included writedown on premises and equipment of $2.3 million and intangible asset impairment of $1.2 million.
•Salaries and employee benefits decreased $1.5 million to $18.5 million for the year ended December 31, 2022 compared to $19.9 million for the year ended December 31, 2021. The decrease was primarily related to the branch optimization that included the consolidation of six branches and the divestiture of two in the prior year.
•Occupancy expense increased $79,000 to remain constant at $3.0 million for the years ended December 31, 2022 and 2021 respectively. The increase was related to building maintenance costs and utilities, partially offset by the prior year recognition of a $227,000 lease impairment related to the branch optimization initiative.
•Equipment expense decreased $295,000 to $739,000 for the year ended December 31, 2022 compared to $1.0 million for the year ended December 31, 2021 as the result of a decrease in repairs and maintenance.
•FDIC assessment expense decreased $376,000 to $638,000 for the year ended December 31, 2022 compared to $1.0 million for the year ended December 31, 2021. The decrease in assessment was due to an increase in nonperforming loans negatively impacting the quarterly assessment rates in the prior period.
•Contracted services decreased $2.4 million to $1.6 million for the year ended December 31, 2022 compared to $4.0 million for the year ended December 31, 2021. The prior period had activity of $2.8 million, and included expense related to the engagement of a third-party expert to improve workflow as well as implement more effective sales management techniques designed to improve operational efficiencies in the near and long-term and engagement of other third party specialists to assist in core platform improvements and efficiencies.. This was partially offset by $319,000 of employee recruiter fees and $203,000 of core conversion consultant fees.
•Legal fees and professional fees increased $243,000 to $1.2 million for the year ended December 31, 2022 compared to $994,000 for the year ended December 31, 2021 due to increases in consultant services related to regulatory reporting and validation of the CECL model, and the FDICIA control project to strengthen the Company's internal control structure.
•Advertising decreased $222,000 to $527,000 for the year ended December 31, 2022 compared to $749,000 for the year ended December 31, 2021 due to a decrease in marketing initiatives in the prior year during the pandemic.
•Other real estate owned income decreased $32,000 to $151,000 for the year ended December 31, 2022 compared to $183,000 for the year ended December 31, 2021 primarily due to an $80,000 gain on sale of a property sold in the prior period.
•Amortization of intangible assets decreased $144,000 to $1.8 million for the year ended December 31, 2022 compared to $1.9 million for the year ended December 31, 2021 primarily due to current period impairment in core deposit intangible asset from the branch sales, which reduced the remaining amount of intangible assets to amortize.
•Within other noninterest expense, charitable contributions decreased $150,000 due to the prior year donation of a former branch office location. Loan expenses increased $148,000 primarily due to appraisal fees and credit reports related to an increase in indirect loan volume in the current period.
Income Tax Expense. Income tax expense decreased $292,000 to $2.8 million for the year ended December 31, 2022, compared to $3.1 million for the year ended December 31, 2021 and is primarily attributed to a write down in premises and equipment and intangible assets.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21% for 2022 and 2021. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	2022			2021
Year Ended December 31,	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
(Dollars in Thousands)

Assets:
Interest-Earning Assets:
Loans, Net (1)	$1,019,124	$42,010	4.12%	$1,014,405	$39,799	3.92%
Securities
Taxable	220,818	3,852	1.74	162,987	2,990	1.83
Tax Exempt	8,383	270	3.22	11,829	366	3.09
Equity Securities	2,693	91	3.38	2,657	84	3.16
Interest Bearing Deposits at Other Banks	70,765	1,473	2.08	177,768	304	0.17
Other Interest-Earning Assets	3,092	154	4.98	3,733	186	4.98
Total Interest-Earning Assets	1,324,875	47,850	3.61	1,373,379	43,729	3.18
Noninterest-Earning Assets	81,553			91,075
Total Assets	$1,406,428			$1,464,454

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$282,850	$1,362	0.48%	$272,256	$232	0.09%
Savings	248,334	88	0.04	247,864	98	0.04
Money Market	194,223	976	0.50	201,222	281	0.14
Time Deposits	124,817	1,599	1.28	171,805	2,514	1.46
Total Interest-Bearing Deposits	850,224	4,025	0.47	893,147	3,125	0.35
Short-term Borrowings:
Securities Sold Under Agreement to Repurchase	27,360	63	0.23	43,988	98	0.22
Other Borrowed Funds	17,609	693	3.94	7,172	182	2.54
Total Interest-Bearing Liabilities	895,193	4,781	0.53	944,307	3,405	0.36
Noninterest-Bearing Demand Deposits	389,553			378,374
Other Liabilities	4,072			8,168
Total Liabilities	1,288,818			1,330,849
Stockholders' Equity	117,610			133,605
Total Liabilities and Stockholders' Equity	$1,406,428			$1,464,454

Net Interest Income (FTE) (Non-GAAP) (2)		$43,069			$40,324
Net Interest Rate Spread (FTE) (Non-GAAP) (2)(3)			3.08			2.82
Net Interest-Earning Assets (4)	$429,682			$429,072
Net Interest Margin (FTE) (Non-GAAP) (2)(5)			3.25			2.94
Return on Average Assets			0.80			0.79
Return on Average Equity			9.56			8.66
Average Equity to Average Assets			8.36			9.12
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			148.00			145.44
PPP Loans	$5,666	$734	12.95	$45,905	$2,189	4.77
(1)Net of the allowance for loan losses and includes nonaccrual loans with a zero yield
(2)Refer to Explanation of Use of Non-GAAP Financial Measures in this Report for the calculation of the measure and reconciliation to the most comparable GAAP measure.
(3)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest rate spread (GAAP) was 3.07% and 2.81% for the year ended December 31, 2022 and 2021, respectively
(4)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by average total interest-earning assets. Net interest margin (GAAP) was 3.24% and 2.92% for the year ended December 31, 2022 and 2021, respectively

Rate/Volume Analysis
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

	Year Ended December 31, 2022 Compared To Year Ended December 31, 2021
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in Thousands)

Interest and Dividend Income:
Loans, net	$174	$2,037	$2,211
Securities:
Taxable	1,015	(153)	862
Tax-Exempt	(111)	15	(96)
Equity Securities	1	6	7
Interest Bearing Deposits at Other Banks	(286)	1,455	1,169
Other Interest-Earning Assets	(32)	—	(32)
Total Interest-Earning Assets	761	3,360	4,121

Interest Expense:
Deposits	(126)	1,026	900
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	(39)	4	(35)
Other Borrowed Funds	371	140	511
Total Interest-Bearing Liabilities	206	1,170	1,376
Change in Net Interest Income	$555	$2,190	$2,745
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

December 31,	2022	2021
(Dollars in Thousands)

Nonaccrual loans:
Real Estate:
Residential	$1,649	$1,393
Commercial	1,814	2,058
Commercial and Industrial	415	1,496
Consumer	120	16
Total Nonaccrual Loans	3,998	4,963

Accruing Loans Past Due 90 Days or More:
Consumer	—	—
Total Accruing Loans 90 Days or More Past Due	—	—
Total Nonaccrual Loans and Accruing Loans 90 Days or More Past Due	3,998	4,963

Troubled Debt Restructurings, Accruing
Real Estate
Residential	534	613
Commercial	1,260	1,674
Commercial and Industrial	7	16
Total Troubled Debt Restructurings, Accruing	1,801	2,303
Total Nonperforming Loans	5,799	7,266

Real Estate Owned:
Residential	—	36
Commercial	—	—
Total Real Estate Owned	—	36
Total Nonperforming Assets	$5,799	$7,302

Nonaccrual Loans to Total Loans	0.38%	0.49%
Nonperforming Loans to Total Loans	0.55	0.71
Nonperforming Assets to Total Assets	0.41	0.51
At December 31, 2022, we had no loans 90 days or more past due that were still accruing interest. At December 31, 2022, we had no loans that were not classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.
Nonperforming assets decreased $1.5 million to $5.8 million at December 31, 2022, compared to $7.3 million at December 31, 2021. Nonperforming loans decreased $1.5 million to $5.8 million at December 31, 2022 compared to $7.3 million at December 31, 2021. The respective decreases are primarily attributable to the full payoff in the current year of one of the Bank’s larger nonperforming commercial and industrial relationships.

The following table presents the components of the ratio of nonaccrual loans to total loans at the dates indicated.

	2022			2021
December 31,	Nonaccrual Loans	Total Loans	Nonaccrual Loans to Total Loans	Nonaccrual Loans	Total Loans	Nonaccrual Loans to Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$1,649	$330,725	0.50%	$1,393	$320,798	0.43%
Commercial	1,814	436,805	0.42	2,058	392,124	0.52
Construction	—	44,923	—	—	85,028	—
Commercial and Industrial	415	70,044	0.59	1,496	89,010	1.68
Consumer	120	146,927	0.08	16	122,152	0.01
Other	—	20,449	—	—	11,684	—
Total	$3,998	$1,049,873	0.38%	$4,963	$1,020,796	0.49%
Nonaccrual loans decreased $1.0 million to $4.0 million at December 31, 2022 compared to $5.0 million at December 31, 2021. Nonaccrual commercial real estate loans decreased $244,000 to $1.8 million at December 31, 2022 compared to $2.1 million at December 31, 2021 primarily related to the full payoff in the current year of one of the Bank’s nonperforming commercial and industrial relationships.
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
There were no loans in forbearance as of December 31, 2022. At December 31, 2021, there was one loan in forbearance for a $1.9 million commercial real estate loan secured by a hotel, which was considered a troubled debt restructuring upon providing an additional forbearance period and modified payment terms. The loan was substandard rated at December 31, 2022 and 2021, respectively, and designated as a nonaccrual loan in 2021.
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

As part of the periodic exams of the Bank by the FDIC and the Pennsylvania Department of Banking and Securities, the staff of such agencies reviews our classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. The following table shows the principal amount of special mention and classified loans at December 31, 2022 and 2021.

December 31,	2022	2021
(Dollars in Thousands)

Special Mention	$43,804	$55,579
Substandard	14,499	15,069
Doubtful	415	512
Loss	—	—
Total	$58,718	$71,160
The total amount of special mention and classified loans decreased $12.4 million, or 17.5%, to $58.7 million at December 31, 2022, compared to $71.2 million at December 31, 2021. The decrease of $570,000 in the substandard category as of December 31, 2022 compared to December 31, 2021 was mainly from the full payoff in the current year of one of the Bank’s nonperforming commercial and industrial loan relationships. The decrease of $11.8 million in the special mention loan category is primarily due to commercial real estate and commercial and industrial loan upgrades and payoffs, and a $2.7 million commercial and industrial charge-off.
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

Year Ended December 31,	2022	2021
(Dollars in Thousands)

Balance at Beginning of Year	$11,582	$12,771
Provision for Loan Losses	3,784	(1,125)
Charge-offs:
Real Estate:
Residential	(32)	(13)
Commercial	—	(40)
Construction	—	—
Commercial and Industrial	(2,712)	—
Consumer	(151)	(213)
Other	—	—
Total Charge-offs	(2,895)	(266)

Recoveries:
Real estate:
Residential	145	17
Commercial	—	—
Construction	—	—
Commercial and Industrial	117	43
Consumer	86	142
Other	—	—
Total Recoveries	348	202
Net Charge-offs	(2,547)	(64)
Balance at End of Year	$12,819	$11,582

Allowance for Loan Losses to Total Loans	1.22%	1.13%
Allowance for Loan Losses to Nonaccrual Loans	320.64	233.37
Allowance for Loan Losses to Nonperforming Loans	221.06	159.40
Net Charge-offs to Average Loans	0.25	0.01
The allowance for loan losses increased $1.2 million, or 10.7%, to $12.8 million at December 31, 2022, compared to $11.6 million at December 31, 2021. Allowance for loan losses to total loans increased 9 basis points to 1.22% at December 31, 2022 compared to 1.13% at December 31, 2021. There was a large charge-off of one loan in the commercial and industrial pool that affected the loss rates, and caused an additional provision to be recorded. These factors primarily resulted in a $3.8 million of provision for loan losses for the year ended December 31, 2022 compared to a $1.1 million recovery for loan losses for the year ended December 31, 2021.
The ratio of allowance for loan losses to nonaccrual loans ratio increased to 320.64% at December 31, 2022, compared to 233.37% at December 31, 2021. Nonaccrual loans decreased $1.0 million to $4.0 million at December 31, 2022 compared to $5.0 million at December 31, 2021. Nonaccrual commercial real estate loans decreased $244,000 to $1.8 million at December 31, 2022 compared to $2.1 million at December 31, 2021 primarily related to the full payoff in the current year of one of the Bank’s nonperforming commercial and industrial loan relationships.

Net charge-offs were $2.5 million or 0.25% to average loans, during 2022 compared to $64,000, or 0.01% to average loans, during 2021. The decrease was primarily related to the $2.9 million commercial and industrial loan charge-off in the current year. The following table presents the ratio of net charge-offs (recoveries) as a percent of average loans for the periods indicated.

Year Ended December 31,	2022	2021

Real Estate:
Residential	(0.03)%	—%
Commercial	—	0.01
Construction	—	—
Commercial and Industrial	3.90	(0.04)
Consumer	0.04	0.06
Other	—	—
Total Loans	0.25%	0.01%
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

	2022		2021
December 31,	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)
(Dollars in Thousands)

Real Estate:
Residential	$2,074	31.5%	$1,420	31.4%
Commercial	5,810	41.6	5,960	38.5
Construction	502	4.3	1,249	8.3
Commercial and Industrial	2,313	6.7	1,151	8.7
Consumer	1,517	14.0	1,050	12.0
Other	—	1.9	—	1.1
Total Allocated Allowance	12,216	100.0	10,830	100.0
Unallocated	603	—	752	—
Total Allowance for Loan Losses	$12,819	100.0%	$11,582	100.0%
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

Year Ended December 31,	2022	2021
(Dollars in Thousands)

Interest Income per Consolidated Statements of Income (GAAP)	$47,716	$43,557
Adjustment to FTE Basis	134	172
Interest Income (FTE) (Non-GAAP)	47,850	43,729
Interest Expense per Consolidated Statements of Income (GAAP)	4,781	3,405
Net Interest Income (FTE) (Non-GAAP)	$43,069	$40,324
Net Interest Income (GAAP)	$42,935	$40,152

Divided by : Average Interest Earning Assets	$1,324,875	$1,373,379

Net Interest Margin (GAAP)	3.24%	2.92%
Adjustment to FTE Basis	0.01	0.02
Net Interest Margin (FTE) (Non-GAAP)	3.25%	2.94%

Net Interest Rate Spread (GAAP)	3.07%	2.81%
Adjustment to FTE Basis	0.01	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	3.08%	2.82%
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

December 31,	2022	2021
(Dollars in Thousands, Except Share and Per Share Data)

Stockholders' Equity (GAAP) (Numerator)	$110,155	$133,124
Goodwill and Other Intangible Assets, Net	(13,245)	(15,027)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$96,910	$118,097

Common Shares Outstanding (Denominator)	5,100,189	5,260,672

Book Value per Common Share (GAAP)	$21.60	$25.31
Tangible Book Value per Common Share (Non-GAAP)	$19.00	$22.45
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
The Bank regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Bank believes that it had sufficient liquidity at December 31, 2022, to satisfy its short- and long-term liquidity needs at that date.
The Bank’s most liquid assets are cash and due from banks, which totaled $103.7 million at December 31, 2022. Unpledged securities, which provide an additional source of liquidity, totaled $14.4 million. In addition, the Bank maintains a credit arrangement with the FHLB with a maximum borrowing limit of approximately $435.3 million and available borrowing capacity of $407.4 million as of December 31, 2022. $26.2 million was utilized toward standby letters of credit to collateralize public deposits in excess of the level insured by the FDIC. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on $602.5 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. The Bank also maintains a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $119.0 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by $172.9 million of commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of December 31, 2022.
At December 31, 2022, the Bank had funding commitments totaling $156.7 million, consisting primarily of commitments to originate loans, unused lines of credit and letters of credit.
At December 31, 2022, certificates of deposit due within one year of that date totaled $69.4 million, or 63.6% of total certificates of deposit. While liquidity levels at December 31, 2022 are currently sufficient, if these certificates of deposit do not remain with the Bank, the Bank may be required to seek other sources of funds. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Bank believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Bank can attract and retain deposits by adjusting the interest rates offered.
The Bank’s primary investing activities are the origination of loans. For the year ended December 31, 2022 the Bank had net loan originations of $31.4 million.
The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to stockholders, to pay principal and interest on its subordinated debt and for other corporate purposes. At December 31, 2022, the Company (on an unconsolidated basis) had liquid assets of $16.3 million.
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
The following tables present certain of our contractual obligations at December 31, 2022.

Payment Due by Period	Total	Less Than Or Equal to One Year	More Than One to Three Years	More Than Three to Five Years	More Than Five Years
(Dollars in Thousands)

Certificates of deposit	$109,126	$69,355	$24,256	$12,240	$3,275
Other Borrowed Funds	14,638	—	—	—	14,638
Operating Lease Obligations	2,339	358	627	466	888
Total	$126,103	$69,713	$24,883	$12,706	$18,801
Capital Resources
At December 31, 2022 and 2021, respectively, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action.

The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at the dates indicated.

	2022		2021
December 31,	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$121,188	12.33%	$113,086	11.95%
For Capital Adequacy Purposes	44,221	4.50	42,571	4.50
To Be Well Capitalized	63,875	6.50	61,491	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	121,188	12.33	113,086	11.95
For Capital Adequacy Purposes	58,961	6.00	56,761	6.00
To Be Well Capitalized	78,615	8.00	75,682	8.00

Total Capital (to Risk-Weighted Assets)
Actual	133,478	13.58	124,668	13.18
For Capital Adequacy Purposes	78,615	8.00	75,682	8.00
To Be Well Capitalized	98,269	10.00	94,602	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	121,188	8.66	113,086	7.76
For Capital Adequacy Purposes	55,969	4.00	58,307	4.00
To Be Well Capitalized	69,962	5.00	72,884	5.00
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
For both net interset income and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200, 300 and 400 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates such as that experienced in the current rate environment at December 31, 2022.
The table below sets forth, as of December 31, 2022, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Income at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in Thousands)

+400	$96,022	$(69,547)	(42.0)%	8.20%	(427)	$40,140	$(7,122)	(15.1)%
+300	$110,946	$(54,623)	(33.0)%	9.20%	(327)	$42,149	$(5,113)	(10.8)%
+200	127,232	(38,337)	(23.2)	10.24	(223)	44,182	(3,080)	(6.5)
+100	146,058	(19,511)	(11.8)	11.38	(109)	46,149	(1,113)	(2.4)
Flat	165,569	—	—	12.47	—	47,262	—	—
-100	184,213	18,644	11.3	13.39	92	47,491	229	0.5
-200	215,870	50,301	30.4	14.97	250	46,514	(748)	(1.6)
-300	249,488	83,919	50.7	16.49	402	44,756	(2,506)	(5.3)
-400	247,643	82,074	49.6	16.01	354	42,744	(4,518)	(9.6)
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are included in Part IV, Item 15 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022, based on that framework.
(c)Changes to Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference in the Proxy Statement for the 2023 Annual Meeting.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference in the Proxy Statement for the 2023 Annual Meeting.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference in the Proxy Statement for the 2023 Annual Meeting.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference in the Proxy Statement for the 2023 Annual Meeting.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm for 2022 is FORVIS, LLP (formerly BKD, LLP), Pittsburgh, Pennsylvania, Auditor Firm ID 686.

Our independent registered public accounting firm for 2021 was BKD, LLP, Pittsburgh, Pennsylvania, Auditor Firm ID 686.
Information required by this item is incorporated by reference in the Proxy Statement for the 2023 Annual Meeting.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
The financial statements filed as a part of this Form 10-K are:
	(A)	Report of Independent Registered Public Accounting Firm;
	(B)	Consolidated Statements of Financial Condition at December 31, 2022 and 2021;
	(C)	Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021;
	(D)	Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2022 and 2021;
	(E)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021;
	(F)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021; and
	(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits
	3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)
	3.2	Bylaws of CB Financial Services, Inc. (2)
	4.1	Form of Stock Certificate of CB Financial Services, Inc. (1)
	4.2	Description of Registrant's Securities (3)
	10.1	Employment Agreement by and between Community Bank and John H. Montgomery (4)
	10.2	Executive Consultant Agreement by and between Community Bank and Ralph Burchianti (5)
	10.3	Employment Agreement by and between Community Bank and Jamie L. Prah (6)
	10.4	Employment Agreement by and among Community Bank, Exchange Underwriters, Inc., and Richard B. Boyer dated April 14, 2014 (1)
	10.8	Split Dollar Life Insurance Agreement by and between Community Bank and John H. Montgomery, dated November 2, 2020 (7)
	10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)
	10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002, by and between First Federal Savings Bank and Richard B. Boyer (8)
	10.11	Amendment dated as of July 19, 2002, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (9)
	10.12	Amendment dated as of September 13, 2005, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (10)
	10.15	CB Financial Services, Inc., 2015 Equity Incentive Plan (11)
	10.16	CB Financial Services, Inc., 2021 Equity Incentive Plan (12)
	10.17	Subordinated Note Purchase Agreement (13)
	10.18	Employment Agreement by and between Community Bank and Jennifer L. George (14)
	21	Subsidiaries
	23.1	Consent of FORVIS, LLP
	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.

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
(3)    Incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2020, filed on March 17, 2021.
(4)    Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 14, 2020.
(5)    Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K , filed on February 21, 2023.
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

CB FINANCIAL SERVICES, INC.

Date: March 10, 2023	By:	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John H. Montgomery	By:	/s/ Jamie L. Prah
	John H. Montgomery		Jamie L. Prah
	President and Chief Executive Officer and		Executive Vice President and Chief Financial Officer
	Director		(Principal Financial Officer)
	Date: March 10, 2023		Date: March 10, 2023

By:	/s/ Mark E. Fox	By:	/s/ Charles R. Guthrie
	Mark E. Fox		Charles R. Guthrie, CPA
	Director (Chairman of the Board)		Director (Vice Chairman of the Board)
	Date: March 10, 2023		Date: March 10, 2023

By:	/s/ Karl G. Baily	By:	/s/ Jonathan A. Bedway
	Karl G. Baily		Jonathan A. Bedway
	Director		Director
	Date: March 10, 2023		Date: March 10, 2023

By:	/s/ Richard B. Boyer	By:	/s/ Ralph Burchianti
	Richard B. Boyer		Ralph Burchianti
	Director		Senior Executive Vice President and
	Date: March 10, 2023		Chief Credit Officer and Director
Date: March 10, 2023

By:	/s/ Joseph N. Headlee	By:	/s/ John J. LaCarte
	Joseph N. Headlee		John J. LaCarte
	Director		Director
	Date: March 10, 2023		Date: March 10, 2023

By:	/s/ Roberta Robinson Olejasz	By:	/s/ John M. Swiatek
	Roberta Robinson Olejasz		John M. Swiatek
	Director		Director
	Date: March 10, 2023		Date: March 10, 2023

By:	/s/ David F. Pollock
David F. Pollock
Director
Date: March 10, 2023

CONSOLIDATED FINANCIAL STATEMENTS
Contents

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
CB Financial Services, Inc.
Carmichaels, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of CB Financial Services, Inc. (Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 4 to the financial statements, the Company’s allowance for loan and lease losses (ALLL) was $12.8 million at December 31, 2022. The Company also describes in Note 1 of the financial statements the "Allowance for Loan Losses" accounting policy around this estimate. The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired and an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

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

Our audit procedures related to the estimated allowance for loan losses included:

a.Testing the design effectiveness of internal controls, including those related to technology, over the ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans, establishment of specific reserves on impaired loans, and management’s review controls over the ALLL balance as a whole.

b.Testing clerical and computational accuracy of the formulas within the Company’s ALLL calculation.

c.Testing of completeness and accuracy of the underlying data utilized in the ALLL, including reports used in management review controls over the ALLL.

d.Testing of the loan review function and the reasonableness of loan grades determined. Specifically, utilizing internal loan review professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on impaired loans.

e.Evaluating the overall reasonableness of qualitative factor adjustments to historical loss, and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years.

FORVIS, LLP (Formerly, BKD, LLP)

We have served as the Company’s auditor since 2021.

Pittsburgh, Pennsylvania
March 10, 2023

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2022	2021
(Dollars in Thousands, Except Per Share and Share Data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$82,957	$63,968
Non-Interest Bearing	20,743	55,706
Total Cash and Due From Banks	103,700	119,674

Securities:
Available-for-Sale Debt Securities, at Fair Value	187,360	222,108
Equity Securities, at Fair Value	2,698	2,866
Total Securities	190,058	224,974

Loans (Net of Allowance for Loan Losses of $12,819 and $11,582 at December 31, 2022 and 2021, Respectively)	1,037,054	1,009,214
Premises and Equipment, Net	17,844	18,399
Bank-Owned Life Insurance	25,893	25,332
Goodwill	9,732	9,732
Intangible Assets, Net	3,513	5,295
Accrued Interest Receivable and Other Assets	21,144	12,859
TOTAL ASSETS	$1,408,938	$1,425,479

LIABILITIES
Deposits:
Demand Deposits	$390,405	$385,775
NOW Accounts	311,825	272,518
Money Market Accounts	209,125	192,125
Savings Accounts	248,022	239,482
Time Deposits	109,126	136,713
Total Deposits	1,268,503	1,226,613

Short-Term Borrowings	8,060	39,266
Other Borrowed Funds	14,638	17,601
Accrued Interest Payable and Other Liabilities	7,582	8,875
TOTAL LIABILITIES	1,298,783	1,292,355

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,708,433 and 5,680,993 Shares Issued and 5,100,189 and 5,260,672 Shares Outstanding, Respectively	2,379	2,367
Capital Surplus	83,953	83,294
Retained Earnings	63,861	57,534
Treasury Stock, at Cost (608,244 and 420,321 Shares, Respectively)	(13,797)	(9,144)
Accumulated Other Comprehensive Loss	(26,241)	(927)
TOTAL STOCKHOLDERS' EQUITY	110,155	133,124
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,408,938	$1,425,479
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2022	2021
(Dollars in Thousands, Except Per Share and Share Data)

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$41,933	$39,704
Securities:
Taxable	3,852	2,990
Tax-Exempt	213	289
Dividends	91	84
Other Interest and Dividend Income	1,627	490
TOTAL INTEREST AND DIVIDEND INCOME	47,716	43,557

INTEREST EXPENSE
Deposits	4,025	3,125
Short-Term Borrowings	63	98
Other Borrowed Funds	693	182
TOTAL INTEREST EXPENSE	4,781	3,405

NET INTEREST AND DIVIDEND INCOME	42,935	40,152
Provision (Recovery) For Loan Losses	3,784	(1,125)
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	39,151	41,277

NONINTEREST INCOME
Service Fees on Deposits	2,160	2,331
Insurance Commissions	5,934	5,616
Other Commissions	669	521
Net Gain on Sales of Loans	—	1,143
Net (Loss) Gain on Securities	(168)	526
Net Gain on Purchased Tax Credits	57	70
Gain on Sale of Branches	—	5,203
Net Gain (Loss) on Disposal of Premises and Equipment	431	(3)
Income from Bank-Owned Life Insurance	561	553
Other Income	176	320
TOTAL NONINTEREST INCOME	9,820	16,280

NONINTEREST EXPENSE
Salaries and Employee Benefits	18,469	19,938
Occupancy	3,047	2,968
Equipment	739	1,034
Data Processing	2,152	2,154
Federal Deposit Insurance Corporation Assessment	638	1,014
Pennsylvania Shares Tax	979	887
Contracted Services	1,628	4,011
Legal and Professional Fees	1,237	994
Advertising	527	749
Other Real Estate Owned (Income)	(151)	(183)
Amortization of Intangible Assets	1,782	1,926
Goodwill and Intangible Assets Impairment	—	1,178
Writedown on Premises and Equipment	—	2,293
Other	3,844	3,899
TOTAL NONINTEREST EXPENSE	34,891	42,862

INCOME BEFORE INCOME TAX EXPENSE	14,080	14,695
Income Tax Expense	2,833	3,125
NET INCOME	$11,247	$11,570

EARNINGS PER SHARE
Basic	$2.19	$2.15
Diluted	2.18	2.15

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,136,670	5,382,441
Diluted	5,149,312	5,392,729
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Year Ended December 31,	2022	2021
(Dollars in Thousands)

Net Income	$11,247	$11,570

Other Comprehensive Loss:
Change in Unrealized Loss on Available-for-Sale Debt Securities	(32,266)	(5,288)
Income Tax Effect	6,952	1,136

Reclassification Adjustment for Gain on Sale of Debt Securities Included in Net Income (1)	—	(225)
Income Tax Effect (2)	—	48
Other Comprehensive Loss, Net of Income Tax Effect	(25,314)	(4,329)
Total Comprehensive (Loss) Income	$(14,067)	$7,241

(1)Reported in Net (Loss) Gain on Securities on the Consolidated Statements of Income.
(2)Reported in Income Tax Expense on the Consolidated Statements of Income.
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Dollars in Thousands, Except Per Share and Share Data)

December 31, 2020	5,680,993	$2,367	$82,723	$51,132	$(5,094)	$3,402	$134,530
Net Income	—	—	—	11,570	—	—	11,570
Other Comprehensive Loss	—	—	—	—	—	(4,329)	(4,329)
Restricted Stock Awards Forfeited	—	—	9	—	(9)	—	—
Stock-Based Compensation Expense	—	—	566	—	—	—	566
Exercise of Stock Options	—	—	(4)	—	102	—	98
Treasury Stock Purchased, at Cost (178,252 shares)	—	—	—	—	(4,143)	—	(4,143)
Dividends Declared ($0.96 per share)	—	—	—	(5,168)	—	—	(5,168)
December 31, 2021	5,680,993	$2,367	$83,294	$57,534	$(9,144)	$(927)	$133,124
Net Income	—	—	—	11,247	—	—	11,247
Other Comprehensive Loss	—	—	—	—	—	(25,314)	(25,314)
Restricted Stock Awards Forfeited	(325)	—	81	—	(81)	—	—
Restricted Stock Awards Granted	27,765	12	(12)	—	—	—	—
Stock-Based Compensation Expense	—	—	600	—	—	—	600
Exercise of Stock Options	—	—	(10)	—	230	—	220
Treasury Stock Purchased, at Cost (195,033 shares)	—	—	—	—	(4,802)	—	(4,802)
Dividends Declared ($0.96 per share)	—	—	—	(4,920)	—	—	(4,920)
December 31, 2022	5,708,433	$2,379	$83,953	$63,861	$(13,797)	$(26,241)	$110,155
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2022	2021
(Dollars in Thousands)

OPERATING ACTIVITIES
Net Income	$11,247	$11,570
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Securities	66	52
Depreciation and Amortization	2,704	2,435
Provision (Recovery) for Loan Losses	3,784	(1,125)
Other Intangible Asset Impairment	—	1,178
Writedown on Premises and Equipment	—	2,293
Lease Impairment	—	227
Loss (Gain) on Securities	168	(526)
Gain on Sale of Branches	—	(5,203)
Gain on Purchased Tax Credits	(57)	(70)
Income from Bank-Owned Life Insurance	(561)	(553)
Proceeds From Mortgage Loans Sold	—	12,946
Originations of Mortgage Loans for Sale	—	(12,623)
Gain on Sales of Loans	—	(1,143)
(Gain) Loss on Sales of Other Real Estate Owned	(1)	(80)
Noncash Expense for Stock-Based Compensation	600	566
(Increase) Decrease in Accrued Interest Receivable	(633)	522
(Gain) Loss on Disposal of Premises and Equipment	(431)	3
Increase (Decrease) in Deferred Income Tax	535	(248)
(Decrease) Increase in Taxes Payable	(5)	1,888
Decrease in Accrued Interest Payable	(131)	(281)
Other, Net	(3,134)	1,227
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,151	13,055

INVESTING ACTIVITIES
Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	29,242	38,435
Purchases of Securities	(26,826)	(135,015)
Proceeds from Sales of Securities	—	11,967
Proceeds from Loans Sold	—	12,371
Net (Increase) Decrease in Loans	(31,385)	12,737
Purchase of Premises and Equipment	(509)	(2,385)
Proceeds from Disposal of Premises and Equipment	480	845
Proceeds From Sales of Other Real Estate Owned	37	325
Decrease in Restricted Equity Securities	654	582
NET CASH USED IN INVESTING ACTIVITIES	(28,307)	(60,138)

FINANCING ACTIVITIES
Net Increase in Deposits	41,890	104,843
Sale of Deposits, Net of Purchase Premium	—	(97,596)
Decrease in Short-Term Borrowings	(31,206)	(1,789)
Principal Payments on Other Borrowed Funds	(3,000)	(5,000)
Proceeds from Issuance of Subordinated Debt, Net of Debt Issuance Costs	—	14,601
Cash Dividends Paid	(4,920)	(5,168)
Treasury Stock, Purchases at Cost	(4,802)	(4,143)
Exercise of Stock Options	220	98
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,818)	5,846
DECREASE IN CASH AND DUE FROM BANKS	(15,974)	(41,237)
CASH AND DUE FROM BANKS AT BEGINNING OF THE YEAR	119,674	160,911
CASH AND DUE FROM BANKS AT END OF THE YEAR	$103,700	$119,674

The accompanying notes are an integral part of these consolidated financial statements

Year Ended December 31,	2022	2021
(Dollars in Thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for:
Interest on Deposits and Borrowings (Including Interest Credited to Deposit Accounts of $4,144 and $3,432, Respectively)	$4,912	$3,686
Income Taxes	3,247	1,599

SUPPLEMENTAL NONCASH DISCLOSURE:
Real Estate Acquired in Settlement of Loans	$—	$73
Right of Use ("ROU") Asset Recognized	1,556	—
Lease Liability Recognized	1,556	—
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
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest income on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest and dividend income on securities, insurance commissions, and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. After the consolidation of one branch in 2022, and consolidation of six and sale of two branches in 2021, the Bank operates from 10 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania and three offices in Marshall and Ohio Counties in West Virginia. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, a full-service, independent insurance agency.
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2022 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. At December 31, 2022, the Company’s business activities are comprised of two operating segments, which are community banking and insurance brokerage services. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that segment reporting information related to EU (Insurance Brokerage Services segment) is required to be presented because the segment has adopted a board of directors that conducts board meetings independent from the Company. In addition, the segment comprises a significant amount to total noninterest income, even though the segment is less than 10% of the combined assets of the Company. See Note 19 – Segment Reporting and Related Information for more information.
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
Generally, the Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. However, as announced on March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020, in light of the shift to an ample reserves regime. This action eliminates the need to maintain balances in accounts at the Federal Reserve Bank to satisfy reserve requirements, thereby freeing up liquidity in the banking system to support lending. Therefore, at December 31, 2022, and 2021, there were no reserve requirements with the Federal Reserve Bank.
Securities
Securities are classified at the time of purchase, based on management’s intentions and ability, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and the ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and recognized as adjustments to interest income. Unrealized holding gains and losses for available-for-sale debt securities are reported as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
separate component of stockholders’ equity, net of tax, until realized. Equity securities are measured at fair value with the change in fair value recognized in Net Gain on Securities within the noninterest income category in the Consolidated Statements of Income. Realized securities gains and losses, if any, are computed using the specific identification method. Interest and dividends on securities are recognized as income when earned.
Declines in the fair value of individual securities below amortized cost that are other-than-temporary result in write-downs of the individual securities to their fair value. In estimating other-than-temporary impairment of securities, securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary. In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Company intends to sell or expect that it is more likely than not that it will be required to sell the security before an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive loss.
Common stock of the Federal Home Loan Bank (“FHLB”) and of Atlantic Community Bankers’ Bank (“ACBB”) represent ownership in organizations that are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in ASC Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Included in accrued interest and other assets are FHLB stock of $2.7 million and $3.3 million at December 31, 2022 and 2021, respectively, and ACBB stock of $85,000 at December 31, 2022 and 2021.
The Company periodically evaluates its FHLB restricted stock for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at December 31, 2022, and, therefore, determined that FHLB stock was not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.
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
Accrual of interest on loans is generally discontinued when it is determined that a reasonable doubt exists as to the collectability of principal and interest or when a loan becomes contractually past due by 90 days or more with respect to principal or interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
When a loan is placed on non-accrual status, any accrued but uncollected interest is reversed from current income. Payments received on nonaccrual loans are applied against principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and current and future payments are reasonably assured.
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
The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due for principal and interest according to the original contractual terms of the loan agreement. Generally, management considers all substandard, doubtful, and loss-rated loans, nonaccrual loans, and TDRs for impairment. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The maximum period without payment that typically can occur before a loan is considered for impairment is 90 days. Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price, or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance. This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The specific valuation allowance, or allowance for impaired loans, is part of the total allowance for loan losses. Cash payments received on impaired loans that are considered nonaccrual are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the allowance for loan losses until the previously charged-off principal is fully recovered. Subsequent amounts collected are recognized as interest income. If no charge-off exists, then once the recorded investment has been fully collected, any future amounts collected would be recognized as interest income. Impaired loans are not returned to accrual status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated.
The general allowance component covers pools of loans by loan class. Management determines historical loss experience for each segment of loans using the five-year rolling average of the net charge-off data within each segment. Qualitative and environmental factors are also considered that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience, and include levels and trends in delinquency and impaired loans; levels and trends in net charge-offs, trends in volume and terms of loans; change in underwriting, policies, procedures, practices and key personnel; national and local economic trends; industry conditions, and effects of changes in high-risk credit circumstances. The qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in the portfolio and economy. An unallocated component, which is a part of the general allowance component, is maintained to cover uncertainties that could affect the Company’s estimate of probable losses.
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
The Company grants commercial, residential, and other consumer loans to customers at its branch locations throughout southwestern Pennsylvania in Greene, Washington, Allegheny, Fayette and Westmoreland Counties and in the panhandle of West Virginia in Marshall and Ohio Counties. Although the Company had a diversified loan portfolio at December 31, 2022 and 2021, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties within the tri-state region footprint.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Real Estate Owned
Real estate owned acquired in settlement of foreclosed loans is carried as a component of Other Assets at the lower of cost or fair value, less estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against noninterest expense. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. Real estate owned was none and $36,000 at December 31, 2022 and 2021, respectively.
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
In assessing the impairment, the Company has the the option to perform either a qualitative analysis to determine whether it is necessary to perform the goodwill impairment test, or the Company may elect to perform a quantitative goodwill impairment test. Under the qualitative assessment, the Company assesses the existence of events or circumstances to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, including, goodwill. If this is more likely than not, the goodwill impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The estimated fair value of the community banking reporting unit is compared to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized based on the excess of the a reporting unit's carrying value over its fair value.
The Company did not record any goodwill impairment for the years ended December 31, 2022 and 2021.
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles acquired in mergers, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing at last annually. The amortization expense represents the estimated decline in value of the underlying asset. Core deposit intangibles are primarily amortized over 6.5 to 9.3 years on the straight-line method. Customer renewal lists are amortized over their estimated useful lives of 9.5 years. We monitor other intangibles for impairment and evaluate carrying amounts, as necessary. Estimates and assumptions are used in determining the fair value of other intangible assets. There were no events or changes in circumstances indicating impairment of other intangible assets at December 31, 2022. The Company recorded impairment related to core deposit intangible of $1.2 million for the year ended December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against servicing fee income in Other Income within the noninterest income category in the Consolidated Statements of Income.
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
Comprehensive (Loss) Income
Comprehensive (loss) income consists of net income and other comprehensive loss. Other comprehensive loss is comprised of unrealized holding losses and reclassification adjustment for gain on sale of available-for-sale debt securities, net of tax.
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
Awards may be granted under the 2021 Plan as incentive and non-statutory stock options, restricted stock awards, restricted stock units or any combination thereof, The maximum number of shares of Company common stock that may be delivered to participants under the 2021 Plan is equal to 500,000 shares of Company common stock (the “Share Limit”). Shares of Company common stock subject to the Share Limit may be issued pursuant to grants of stock options, restricted stock awards or restricted stock units, provided, however that the Share Limit is reduced, on a one-for-one basis, for each share of common stock subject to a stock option grant, and on a two and one-half-for-one basis for each share of common stock issued pursuant to restricted stock awards or restricted stock unit awards. If any award granted under the 2021 Plan expires, terminates, is canceled or is forfeited without being settled or exercised or is settled without the issuance of shares of common stock, shares of Company common stock subject to such award will be made available for future grant under the 2021 Plan. If any shares are surrendered or tendered to pay the exercise price of a stock option, such shares will not again be available for grant under the 2021 Plan. In addition, shares of common stock withheld in payment for purposes of satisfying tax withholding obligations with respect to an award do not become available for re-issuance under the 2021 Plan. Employees and directors of the Company or its subsidiaries are eligible to receive awards under the 2021 Equity Incentive Plan, except that non-employees may not be granted incentive stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Impairment of Long-Lived Assets
The Company routinely performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable and are in excess of their fair value, less estimated costs to sell. If estimated recoverable amounts are lower than carrying values, assets are considered impaired and reduced to fair value with the recognized impairment charges recorded in noninterest expense in the Consolidated Statements of Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In March 2020, the Financial Accounting Standard Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). The ASU is intended to help stakeholders during the global market-wide reference rate transition period. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has formed a cross-functional team to lead the transition from LIBOR to a planned adoption of an alternate index. The Company is in the process of implementing fallback language for loans or working with lead participating banks and expects to adopt the LIBOR transition relief allowed by the optional expedient under this standard. As of December 31, 2022, the Company has identified approximately $129.0 million in outstanding loan balances and a $5.0 million corporate debt security tied to the LIBOR reference rate. The Company has not yet made any contract modifications. The Company is currently evaluating the potential impact of this guidance on its consolidated statements of financial statements and results of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated statements of financial condition or results of operation.
In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP; and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this ASU requires that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, HTM debt securities, trade receivables, net investments in leases, off balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 was originally effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, including the Company, resulting in a required implementation date for the Company of January 1, 2023. In preparation for the implementation of this ASU, the Company has formed a cross-functional team, contracted with a third-party software provider, and is consulting with a third-party professional advisory service to assist in the model development.
The Company has adopted ASU No. 2016-13 (Topic 326) effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized costs and unfunded commitments.. The Company has largely completed its assessment of related processes, internal controls, and data sources and has developed, documented, and validated discounted cash flow (DCF) model utilizing a third-party software provider. Our allowance for credit losses (“ACL”) estimate uses DCF model and estimation techniques based on historical loss experience, current borrower characteristics, current conditions, forecasts of future economic conditions and other relevant factors. The Company will use models and other loss estimation techniques that are responsive to changes in forecasted economic conditions to interpret borrower and economic factors in order to estimate the ACL. The Company also applies qualitative factors to account for information that may not be reflected in quantitatively derived results. Qualitative factors include: changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in management; changes in the quality of the Bank’s loan review process; the existence of any concentrations of credit and other external factors to ensure the ACL reflects our expected credit losses. The Company expects its ACL estimate to be sensitive to various factors such as current economic conditions. The ACL includes off-balance sheet credit exposures (OBS) such as unfunded loan commitments.
While the Company continues to analyze and evaluate the impact of the adoption of this guidance on the Company’s consolidated financial statements, based upon the Company’s fourth quarter parallel run, assessment of the composition, characteristics and credit quality of the Company's loan portfolio, as well as the economic conditions in effect as of the adoption date - January 1, 2023, management estimates the adoption of ASC 326 will result in will result in a decrease of approximately $3.4 million to the Company’s ACL related to loans receivable and increase of approximately $700,000 in ACL for unfunded commitments. Net impact of the adopting ASC 326, will result in approximately $2.1 million increase to retained earnings, net of deferred taxes. The adjustment recorded upon adoption to record the ACL may fall outside of management’s estimate based on material changes in the economic forecast and conditions and composition of the loan portfolio used in calculating the allowance for credit losses upon adoption.

In December 2018, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Comptroller of the Currency (“OCC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ adoption of the CECL methodology. The final rule provides banking organizations the option to phase-in, over a three-year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. The Company does not expect to use the phase in option upon adoption of this is ASU.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2—EARNINGS PER SHARE
There are no convertible securities, which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statements of Income is used as the numerator.
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

Year Ended December 31,	2022	2021
(Dollars in Thousands, Except Share and Per Share Data)

Net Income	$11,247	$11,570

Weighted-Average Basic Common Shares Outstanding	5,136,670	5,382,441
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	12,642	10,288
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,149,312	5,392,729

Earnings Per Share:
Basic	$2.19	$2.15
Diluted	2.18	2.15
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

Year Ended December 31,	2022	2021
Stock Options	163,348	69,741
Restricted Stock	38,140	17,100
NOTE 3—SECURITIES
The amortized cost and fair value of securities available-for-sale as of the dates indicated are as follows:

	2022
December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,993	$—	$(9,359)	$44,634
Obligations of States and Political Subdivisions	14,053	—	(711)	13,342
Mortgage-Backed Securities - Government-Sponsored Enterprises	46,345	—	(4,918)	41,427
Collateralized Mortgage Obligations - Government Sponsored Enterprises	96,930	—	(17,288)	79,642
Corporate Debt	9,487	—	(1,172)	8,315
Total Available-for-Sale Debt Securities	$220,808	$—	$(33,448)	187,360

Equity Securities:
Mutual Funds				875
Other				1,823
Total Equity Securities				2,698
Total Securities				$190,058

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021
December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,992	$2	$(1,433)	$52,561
Obligations of States and Political Subdivisions	17,951	1,004	—	18,955
Mortgage-Backed Securities - Government-Sponsored Enterprises	55,373	1,468	(282)	56,559
Collateralized Mortgage Obligations - Government Sponsored Enterprises	88,493	164	(2,074)	86,583
Corporate Debt	7,481	—	(31)	7,450
Total Available-for-Sale Debt Securities	$223,290	$2,638	$(3,820)	222,108

Equity Securities:
Mutual Funds				990
Other				1,876
Total Equity Securities				2,866
Total Securities				$224,974
The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	2022
	Less than 12 months			12 Months or Greater			Total
December 31,	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	1	$2,600	$(400)	12	$42,034	$(8,959)	13	$44,634	$(9,359)
Obligations of States and Political Subdivisions	34	13,342	(711)	—	—	—	34	13,342	(711)
Mortgage-Backed Securities - Government Sponsored Enterprises	34	19,433	(1,018)	8	21,994	(3,900)	42	41,427	(4,918)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	12	25,395	(3,393)	10	54,247	(13,895)	22	79,642	(17,288)
Corporate Debt	1	1,665	(335)	2	6,650	(837)	3	8,315	(1,172)
Total	82	$62,435	$(5,857)	32	$124,925	$(27,591)	114	$187,360	$(33,448)

	2021
	Less than 12 months			12 Months or Greater			Total
December 31,	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	5	$17,729	$(269)	7	$31,830	$(1,164)	12	$49,559	$(1,433)
Mortgage-Backed Securities - Government Sponsored Enterprises	8	28,772	(282)	—	—	—	8	28,772	(282)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	10	77,560	(2,074)	—	—	—	10	77,560	(2,074)
Corporate Debt	2	7,450	(31)	—	—	—	2	7,450	(31)
Total	25	$131,511	$(2,656)	7	$31,830	$(1,164)	32	$163,341	$(3,820)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For debt securities, the Company does not believe any individual unrealized loss as of December 31, 2022 or 2021, represents an other-than-temporary impairment. The securities that are temporarily impaired at December 31, 2022 and 2021, relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell and it is not more likely than not that it will be required to sell, any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Securities available-for-sale with a fair value of $175.6 million and $121.0 million at December 31, 2022 and 2021, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.
The scheduled maturities of securities available-for-sale are summarized as follows. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

	2022
December 31,	Amortized Cost	Fair Value
(Dollars in Thousands)

Due in One Year or Less	$245	$244
Due after One Year through Five Years	12,844	11,559
Due after Five Years through Ten Years	71,716	61,383
Due after Ten Years	136,003	114,174
Total	$220,808	$187,360
The following table presents the gross realized gain and loss on sales of debt securities, as well as gain and loss on equity securities from both sales and market adjustments for the periods indicated. All gains and losses presented in the table below are reported in Net Gain on Securities on the Consolidated Statements of Income.

Year Ended December 31,	2022	2021
(Dollars in Thousands)

Debt Securities
Gross Realized Gain	$—	$225
Gross Realized Loss	—	—
Net Gain on Debt Securities	$—	$225

Equity Securities
Net Unrealized (Loss) Gain Recognized on Securities Held	$(168)	$295
Net Realized Gain Recognized on Securities Sold	—	6
Net (Loss) Gain on Equity Securities	$(168)	$301
Net (Loss) Gain on Securities	$(168)	$526
In 2022, there were no gross realized gains or losses on the sale of debt securities. In 2021, the realized gain on the sale of debt securities was recognized to mitigate investment-credit risk and to reinvest in higher yielding, longer-term investments as well as to mitigate call risk in a declining interest rate environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4—LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES
The following table summarizes the major classifications of loans as of the dates indicated:

December 31,	2022	2021
(Dollars in Thousands)

Real Estate:
Residential	$330,725	$320,798
Commercial	436,805	392,124
Construction	44,923	85,028
Commercial and Industrial	70,044	89,010
Consumer	146,927	122,152
Other	20,449	11,684
Total Loans	$1,049,873	$1,020,796
Allowance for Loan Losses	(12,819)	(11,582)
Loans, Net	$1,037,054	$1,009,214
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
The following table presents PPP loan activity segregated by loans originated in 2020 and 2021.

	PPP Loans Remaining
	Number of Loans	Principal Balance	Net Deferred Origination Fees
(Dollars in Thousands)
December 31, 2020	507	$55,096	$1,133
PPP Loans Originated	218	34,617	1,268
PPP Loan Forgiveness	(570)	(63,958)	(1,558)
Principal Payments or Net Deferred Origination Fees Recognized on Unforgiven PPP Loans	—	(554)	(165)
December 31, 2021	155	$25,201	$678
PPP Loans Originated	—	$—	$—
PPP Loan Forgiveness	(145)	(25,038)	(671)
Principal Payments or Net Deferred Origination Fees Recognized on Unforgiven PPP Loans	—	(32)	(2)
December 31, 2022	10	$131	$5
Net deferred origination fees recognized on PPP loans totaled $673,000 and $1.7 million during the years ended December 31, 2022 and 2021. All PPP loans are classified as commercial and industrial loans. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.
Total unamortized net deferred loan fees were $1.2 million and $1.9 million at December 31, 2022 and 2021, respectively. $5,000 and $678,000 of net deferred PPP loan origination fees were unearned as of December 31, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents loans summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of dates indicated. At December 31, 2022 and 2021, there were no loans in the criticized category of loss.

	2022
December 31,	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$327,531	$1,180	$2,014	$—	$330,725
Commercial	395,168	29,680	11,957	—	436,805
Construction	42,693	1,912	318	—	44,923
Commercial and Industrial	58,562	10,977	90	415	70,044
Consumer	146,807	—	120	—	146,927
Other	20,394	55	—	—	20,449
Total Loans	$991,155	$43,804	$14,499	$415	$1,049,873

	2021
December 31,	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in Thousands)

Real Estate:
Residential	$317,964	$845	$1,989	$—	$320,798
Commercial	355,895	27,168	9,061	—	392,124
Construction	69,441	13,035	2,552	—	85,028
Commercial and Industrial	72,584	14,463	1,451	512	89,010
Consumer	122,136	—	16	—	122,152
Other	11,616	68	—	—	11,684
Total Loans	$949,636	$55,579	$15,069	$512	$1,020,796
The decrease of $11.8 million in the special mention category as of December 31, 2022 compared to December 31, 2021 was mainly from commercial real estate and commercial and industrial loan upgrades and payoffs, and a $2.7 million commercial and industrial loan charge-off.
The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	2022
December 31,	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$325,591	$3,451	$34	$—	$3,485	$1,649	$330,725
Commercial	434,933	58	—	—	58	1,814	436,805
Construction	44,923	—	—	—	—	—	44,923
Commercial and Industrial	69,621	8	—	—	8	415	70,044
Consumer	145,887	854	66	—	920	120	146,927
Other	20,449	—	—	—	—	—	20,449
Total Loans	$1,041,404	$4,371	$100	$—	$4,471	$3,998	$1,049,873

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021
December 31,	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$317,583	$1,805	$17	$—	$1,822	$1,393	$320,798
Commercial	389,522	544	—	—	544	2,058	392,124
Construction	85,028	—	—	—	—	—	85,028
Commercial and Industrial	87,407	107	—	—	107	1,496	89,010
Consumer	121,636	419	81	—	500	16	122,152
Other	11,684	—	—	—	—	—	11,684
Total Loans	$1,012,860	$2,875	$98	$—	$2,973	$4,963	$1,020,796
The decrease in nonaccrual commercial and industrial loans at December 31, 2022 compared to December 31, 2021 is primarily related to the payoff in the current year of a client relationship that included two nonperforming commercial and industrial loans for $1.5 million
Total unrecorded interest income related to nonaccrual loans was $203,000 and $122,000 for the year ended December 31, 2022 and 2021, respectively.
A summary of the loans considered impaired and evaluated for impairment as of the dates indicated are as follows:

	2022
December 31,	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in Thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,042	$—	$1,047	$1,085	$51
Commercial	11,609	—	11,766	10,928	549
Construction	318	—	318	403	19
Commercial and Industrial	505	—	777	734	35
Total With No Related Allowance Recorded	$13,474	$—	$13,908	$13,150	$654

With A Related Allowance Recorded:
Real Estate:
Commercial	$1,608	$21	$1,608	$954	$79
Construction	—	—	—	830	36
Commercial and Industrial	7	3	7	253	1
Total With A Related Allowance Recorded	$1,615	$24	$1,615	$2,037	$116

Total Impaired Loans:
Real Estate:
Residential	$1,042	$—	$1,047	$1,085	$51
Commercial	13,217	21	13,374	11,882	628
Construction	318	—	318	1,233	55
Commercial and Industrial	512	3	784	987	36
Total Impaired Loans	$15,089	$24	$15,523	$15,187	$770

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021
December 31,	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in Thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,133	$—	$1,137	$1,158	$46
Commercial	9,733	—	9,787	27,207	927
Construction	540	—	540	887	34
Commercial and Industrial	1,979	—	2,286	3,230	49
Total With No Related Allowance Recorded	$13,385	$—	$13,750	$32,482	$1,056

With A Related Allowance Recorded:
Real Estate:
Commercial	$266	$195	$266	$421	$19
Construction	2,013	104	2,013	169	7
Commercial and Industrial	—	—	—	1,316	29
Total With A Related Allowance Recorded	$2,279	$299	$2,279	$1,906	$55

Total Impaired Loans:
Real Estate:
Residential	$1,133	$—	$1,137	$1,158	$46
Commercial	9,999	195	10,053	27,628	946
Construction	2,553	104	2,553	1,056	41
Commercial and Industrial	1,979	—	2,286	4,546	78
Total Impaired Loans	$15,664	$299	$16,029	$34,388	$1,111
The recorded investment of loans evaluated for impairment decreased $575,000 at December 31, 2022 compared to December 31, 2021 and was largely related to commercial real estate loans. This was primarily the result in the current period of no longer separately evaluating for impairment certain commercial real estate loans secured by hotels that have manageable loan-to-value ratios and exhibited an ability to cash flow during the COVID-19 pandemic.
At December 31, 2021, there was one loan in forbearance for a $1.9 million commercial real estate loan secured by a hotel, which was considered a troubled debt restructuring upon providing an additional forbearance period and modified payment terms. The loan was substandard rated at December 31, 2022 and 2021, respectively, and is designated as a nonaccrual loan.
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $1.4 million and $571,000 at December 31, 2022 and 2021, respectively.
The concessions granted for the TDRs in the portfolio primarily consist of, but are not limited to, modification of payment or other terms and extension of maturity date. Loans classified as TDRs consisted of 12 and 15 loans totaling $4.0 million and $4.7 million as of December 31, 2022 and 2021, respectively.
During the year ended December 31, 2022, a $39,000 residential real estate loan and two commercial real estate loans of $270,000 previously modified in TDRs paid off. During the year ended December 31, 2021, one residential real estate loans totaling $3,000 and a $8,000 commercial and industrial loan previously modified in TDRs paid off.
No TDRs subsequently defaulted during the years ended December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No loans were modified into a TDR during the year ended December 31, 2022. The following table presents information at the time of modification related to loans modified as TDRs during the period indicated.

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
The activity in the allowance for loan loss summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment as of December 31, 2022 and 2021 is summarized below:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
)Dollars in Thousands)

December 31, 2021	$1,420	$5,960	$1,249	$1,151	$1,050	$—	$752	$11,582
Charge-offs	(32)	—	—	(2,712)	(151)	—	—	(2,895)
Recoveries	145	—	—	117	86	—	—	348
Provision (Recovery) for Loan Losses	541	(150)	(747)	3,757	532	—	(149)	3,784
December 31, 2022	$2,074	$5,810	$502	$2,313	$1,517	$—	$603	$12,819
Individually Evaluated for Impairment	$—	$21	$—	$3	$—	$—	$—	$24
Collectively Evaluated for Potential Impairment	$2,074	$5,789	$502	$2,310	$1,517	$—	$603	$12,795

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in Thousands)

December 31, 2020	$2,249	$6,010	$889	$1,423	$1,283	$—	$917	$12,771
Charge-offs	(13)	(40)	—	—	(213)	—	—	(266)
Recoveries	17	—	—	43	142	—	—	202
(Recovery) Provision for Loan Losses	(833)	(10)	360	(315)	(162)	—	(165)	(1,125)
December 31, 2021	$1,420	$5,960	$1,249	$1,151	$1,050	$—	$752	$11,582
Individually Evaluated for Impairment	$—	$195	$104	$—	$—	$—	$—	$299
Collectively Evaluated for Potential Impairment	$1,420	$5,765	$1,145	$1,151	$1,050	$—	$752	$11,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of December 31, 2022 and 2021:

	2022
December 31,	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

Individually Evaluated for Impairment	$1,042	$13,217	$318	$512	$—	$—	$15,089
Collectively Evaluated for Potential Impairment	329,683	423,588	44,605	69,532	146,927	20,449	1,034,784
Total Loans	$330,725	$436,805	$44,923	$70,044	$146,927	$20,449	$1,049,873

	2021
December 31,	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

Individually Evaluated for Impairment	$1,133	$9,999	$2,553	$1,979	$—	$—	$15,664
Collectively Evaluated for Potential Impairment	319,665	382,125	82,475	87,031	122,152	11,684	1,005,132
Total Loans	$320,798	$392,124	$85,028	$89,010	$122,152	$11,684	$1,020,796
The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
(Dollars in Thousands)

Balance at December 31, 2020	$1,194
Accretable Yield	(468)
Balance at December 31, 2021	726
Accretable Yield	(239)
Balance at December 31, 2022	$487
Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are loan customers of the Company. Such loans are made in the normal course of business, and summarized as follows:

	2022	2021
(Dollars in Thousands)

Balance, January 1	$15,639	$10,893
Additions	4,650	6,644
Payments	(2,871)	(1,898)
Balance, December 31	$17,418	$15,639

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5—PREMISES AND EQUIPMENT
Major classifications of premises and equipment are summarized as follows:

	2022	2021
(Dollars in Thousands)

Land	$2,344	$2,380
Building	19,374	19,475
Leasehold Improvements	749	730
Furniture, Fixtures, and Equipment	10,201	10,283
Fixed Assets in Process	1,645	1,417
Total Premises and Equipment	34,313	34,285
Less: Accumulated Depreciation and Amortization	(16,469)	(15,886)
Premises and Equipment, Net	$17,844	$18,399
Depreciation and amortization expense on premises and equipment was $1.0 million and $950,000 for the years ended December 31, 2022 and 2021, respectively.
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
The Bank has substantially completed these initiatives through the consolidation of six branches that was completed on June 30, 2021. In addition, CB Financial, Community Bank, and Citizens Bank of West Virginia, Inc. (“Citizens Bank”) executed a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Citizens Bank agreed to purchase certain loans and other assets, and assume certain deposits and other liabilities, of the branch offices of Community Bank located in Buckhannon, West Virginia, and New Martinsville, West Virginia. The divestiture of two branches in December 2021 resulted in the sale of $102.8 million of deposits, $6.1 million of loans and $795,000 of premises and equipment and the recognition of a $5.2 million pre-tax gain on sale from a 5.0% premium paid by Citizens Bank on the assumed deposits. The branch optimization initiative reduced the Bank's branch network to 14 branches as of December 31, 2021.
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
◦One location was leased. Refer to Note 14 for further discussion of the impairment of the right of use asset associated with the operating lease.
•For the two branches that were divested, the fair value of the premises and equipment was determined using the contractual terms of the Agreement, whereby the premises and equipment were purchased at the acquisition date for $795,000 based on the Company's net book value, net of a $338,000 contractual discount.
For the year ended December 31, 2021, the Company recognized $2.3 million in charges on the premises and equipment as a Writedown on Premises and Equipment in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company's Consolidated Balance Sheets include goodwill of $9.7 million as of December 31, 2022 and 2021, respectively, all of which relates to Community Banking segment.
Intangible Assets
The following table presents a summary of intangible assets subject to amortization at the dates indicated.

	2022			2021
December 31,	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value
(Dollars in Thousands)

Core Deposit Intangible	$11,860	$(9,310)	$2,550	$14,103	$(8,783)	$(1,178)	$4,142
Customer List	1,800	(837)	963	1,800	(647)	—	1,153
Total Intangible Assets	$13,660	$(10,147)	$3,513	$15,903	$(9,430)	$(1,178)	$5,295
On June 10, 2021, an Agreement was executed with Citizens Bank pursuant to which Citizens Bank agreed to assume certain deposits of the branch offices of Community Bank located in Buckhannon, West Virginia, and in New Martinsville, West Virginia. In 2018, the Company recorded a core deposit intangible asset related to the acquisition of these two branches as part of the merger with First West Virginia Bancorp, Inc. As a result of signing the Agreement and the sale of a portion of the deposits associated with the remaining core deposit intangible, the Company performed an evaluation to determine whether the core deposit intangible was impaired. As a result of the evaluation, the Company determined the carrying amount of the core deposit intangible was impaired $1.2 million. The Company recorded the impairment in Intangible Asset and Goodwill Impairment on the Consolidated Statements of Income.
Amortization of intangible assets totaled $1.8 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively. The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Amount
(Dollars in Thousands)

2023	$1,782
2024	1,147
2025	189
2026	189
2027	189
2028 and Thereafter	17
Total Estimated Intangible Asset Amortization Expense	$3,513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7—DEPOSITS
The following table shows the maturities of time deposits for the next five years and beyond.

December 31,	2022
(Dollars in Thousands)

One Year or Less	$69,355
Over One Through Two Years	15,599
Over Two Through Three Years	8,657
Over Three Through Four Years	8,171
Over Four Through Five Years	4,069
Over Five Years	3,275
Total	$109,126
The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $30.8 million and $40.6 million as of December 31, 2022 and 2021, respectively.
The aggregate amount of demand deposits that are overdrawn and have been reclassified as loans was $613,000 and $192,000 as of December 31, 2022 and 2021, respectively.
Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are deposit customers of the Company. The total deposits of directors and executive officers was $5.7 million and $7.3 million as of December 31, 2022 and 2021, respectively.
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
The following table sets forth the components of short-term borrowings for the years indicated.

	2022		2021
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$8,060	0.19%	$39,266	0.17%
Average Balance Outstanding During the Period	27,381	0.23	43,988	0.22
Maximum Amount Outstanding at any Month End	39,219		52,777

Securities Collateralizing the Agreements at Period-End:
Carrying Value	$10,947		$59,867
Market Value	9,396		59,339
NOTE 9—OTHER BORROWED FUNDS
FHLB, Federal Reserve Bank, and Fed Fund Borrowing Arrangements
The Bank maintained a credit arrangement with the FHLB with a maximum borrowing limit of approximately $435.3 million and $427.2 million as of December 31, 2022 and 2021, respectively, and available borrowing capacity of $407.4 million at December 31, 2022. This arrangement is subject to annual renewal and is secured by a blanket security agreement on $602.5 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. Under this arrangement the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bank had available a variable rate line of credit in the amount of $150.0 million as of December 31, 2022 and 2021, of which, there was no outstanding balance as of December 31, 2022 and 2021. Fixed rate, long-term advances from the FHLB with remaining maturities are as follows at the dates indicated:

	2022		2021
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

Due in One Year	$—	—%	$3,000	2.41%
Due After One Year to Two Years	—	—	—	—
Due After Two Years to Three Years	—	—	—	—
Total	$—	—	$3,000	2.41
As an alternative to pledging securities, the FHLB periodically provides standby letters of credit on behalf of the Bank to secure certain public deposits in excess of the level insured by the FDIC. If the FHLB is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the Bank. Standby letters of credit issued on our behalf by the FHLB to secure public deposits were $26.2 million and $62.0 million as of December 31, 2022 and 2021.
The Bank maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $119.0 million that requires monthly certification of collateral, is subject to annual renewal and is secured by $172.9 million of commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of December 31, 2022 and 2021, respectively, of which no draws are outstanding other than the subordinated debt disclosed below.
Subordinated Debt
In December 2021, the Company entered into a term loan in the principal amount of $15.0 million, evidenced by a term note which matures on December 15, 2031 ("2031 Note"). The 2031 Note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on any interest payment date on or after December 15, 2026 and at any time upon the occurrence of certain events. The 2031 Note initially bears a fixed interest rate of 3.875% per year to, but excluding, December 15, 2026 and thereafter at a floating rate equal to the then-current three-month term SOFR plus 280 basis points. The 2031 Note qualifies as Tier 2 capital under regulatory guidelines. The 2031 Note is recorded on the Consolidated Statements of Financial Condition in Other Borrowed Funds, net of remaining debt issuance costs. At December 31, 2022 and 2021, the principal balance and unamortized debt issuance costs for the 2031 Note were $15.0 million, and $362,000 and $399,000, respectively.
NOTE 10—INCOME TAXES
Reconciliation of income tax provision for the periods indicated are as follows:

Year Ended December 31,	2022	2021
(Dollars in Thousands)

Current Payable	$3,368	$3,373
Deferred Benefit	(535)	(248)
Total Provision	$2,833	$3,125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are as follows:

December 31,	2022	2021
(Dollars in Thousands)

Deferred Tax Assets:
Allowance for Loan Losses	$2,762	$2,507
Non-Accrual Loan Interest	54	65
Amortization of Intangibles	105	95
Unrealized Loss of AFS - Merger Tax Adjustment	731	789
Postretirement Benefits	20	23
Net Unrealized Loss on Securities	7,206	254
Stock-Based Compensation Expense	70	66
Gas Lease - Deferred Revenue	37	65
Accrued Payroll	—	33
Purchase Accounting Adjustments - Acquired Loans	105	156
Lease Liability	450	189
Right of Use Asset Impairment	60	43
Purchase Accounting Adjustments - Fixed Assets	62	—
Restructuring Costs	139	238
Other	—	10
Gross Deferred Tax Assets	11,801	4,533

Deferred Tax Liabilities:
Deferred Origination Fees and Costs	277	280
Discount Accretion	34	24
Depreciation	1,402	1,425
Net Unrealized Gain on Equity Securities	1	37
Mortgage Servicing Rights	136	157
Accrued Payroll	3	—
ROU Asset	464	194
Purchase Accounting Adjustments - Core Deposit Intangible	549	948
Purchase Accounting Adjustments - Fixed Assets	—	25
Purchase Accounting Adjustments - Certificates of Deposit	—	—
Goodwill	74	74
Other	5	—
Gross Deferred Tax Liabilities	2,945	3,164
Net Deferred Tax Assets	$8,856	$1,369
Deferred taxes at December 31, 2022 and 2021, are included in Accrued Interest Receivable and Other Assets in the accompanying Consolidated Statements of Financial Condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the federal income tax expense at statutory income tax rates and the actual income tax expense on income before taxes for the periods indicated is as follows:

	2022		2021
Year Ended December 31,	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
(Dollars in Thousands)

Provision at Statutory Rate	$2,957	21.0%	$3,086	21.0%
State Taxes (Net of Federal Benefit)	222	1.6	198	1.4
Tax-Free Income	(192)	(1.4)	(216)	(1.5)
BOLI Income	(122)	(0.9)	(124)	(0.9)
Stock Options - ISO	25	0.2	12	0.1
Goodwill Impairment	—	—	1	—
Other	(57)	(0.4)	168	1.0
Actual Tax Expense and Effective Rate	$2,833	20.1%	$3,125	21.1%
The Company’s federal, Pennsylvania and West Virginia income tax returns are no longer subject to examination by applicable tax authorities for years before 2019. As of December 31, 2022 and 2021, there were no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. There were no interest or penalties accrued at December 31, 2022 and 2021.
NOTE 11—EMPLOYEE BENEFITS
Savings and Profit Sharing Plan
The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4% of an employee’s contribution at the rate of $0.25 on the dollar. All employees who are over the age of 18 and completed three months of employment are eligible to participate in the plan. The Company made contributions of $233,000 and $296,000 for the years ended December 31, 2022 and 2021, respectively, to this plan. The 401(k) Plan includes a “safe harbor” provision and a discretionary retirement contribution. The Company made contributions of $404,000 and $659,000 for the “safe harbor” provision and discretionary retirement contribution for the years ended December 31, 2022 and 2021, respectively.
Equity Incentive Plan
Details of the restricted stock award and stock option grants under the 2021 Equity Incentive Plan are summarized for the year ended December 31, 2022 as follows. The Company did not grant restricted stock awards or stock options for the year ended December 31, 2021.

2022
Number of Restricted Shares Granted	27,765
Weighted Average Grant Date Common Stock Price	$25.29
Restricted Shares Market Value Before Tax	$702,000

Number of Stock Options Granted	104,465
Stock Options Market Value Before Tax	$510,000

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Life in Years	6.5
Expected Dividend Yield	3.79%
Risk-free Interest Rate	1.97%
Expected Volatility	28.82%
Weighted Average Grant Date Fair Value	$4.88
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $600,000 and $566,000 for the years ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, total unrecognized compensation expense was $429,715 and $65,000, respectively, related to stock options, and $1.4 million and $1.3 million related to restricted stock awards. At December 31, 2022, the unrecognized compensation expense related to stock options and restricted stock is expected to be recognized over the weighted average remaining vesting period of 4.92 years. In conjunction with non-qualified stock options, the Company recognized a tax benefit due to an exercise of non-qualified stock options for $2,000 for the year ended December 31, 2022, compared to the accrued tax benefit of $5,000 for the year ended December 31, 2021. In the current year, there was an exercise of non-qualified stock options with a tax expense of $4,000 partially offset by the benefit of $2,000.
Intrinsic value represents the amount by which the fair value of the underlying stock at December 31, 2022 and 2021, exceeds the exercise price of the stock options. The intrinsic value of outstanding stock options was $25,470 and $296,000 at December 31, 2022 and 2021, respectively.
At December 31, 2022, there were 333,335 shares of common stock available and reserved under the 2021 Plan to be issued of which a maximum of 333,335 shares may be issued as stock options and 133,334 shares may be issued as restricted stock awards or units based on the terms of the Plan whereby the Share Limit is reduced, on a one-for-one basis, for each share of common stock subject to a stock option grant, and on a two and one-half-for-one basis for each share of common stock issued pursuant to restricted stock awards or units. At December 31, 2022, 27,765 restricted shares and 104,465 options have been granted under the 2021 Plan. At December 31, 2021, under the 2021 Plan, 500,000 or 200,000 shares,were available to be issued in connection with the exercise of stock options and restricted stock awards or units; and under the 2015 Plan, no shares were available to issue. The 2015 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2021 Plan, no more awards can be granted under the 2015 Plan.
The following table presents stock option data for the period indicated:

	2022			2021
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at Beginning of Year	207,641	$24.01	4.8	218,683	$23.91	5.8
Granted	104,465	25.31		—	—
Exercised	(15,500)	21.54		(8,600)	21.29
Forfeited	(12,858)	26.43		(2,442)	24.18
Outstanding Options at End of Year	283,748	24.52	5.6	207,641	24.01	4.8

Exercisable Options at End of Year	174,683	$24.42	3.5	187,015	$24.17	4.4

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options December 31, 2020	38,442	$24.40	8.0
Granted	—	$—
Exercised	(17,816)	$26.43
Forfeited	—	$—
Nonvested Options December 31, 2021	20,626	$22.64	7.8
Granted	104,465	25.31
Vested	(9,354)	24.42
Forfeited	(6,672)	26.01
Nonvested Options at December 31, 2022	109,065	$24.67	9.1
The following table presents restricted stock award data for the period indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested at December 31, 2020	76,190	$24.08	6.3
Granted	—	—	0.0
Vested	(19,600)	24.67	5.2
Forfeited	(450)	20.38
Nonvested Restricted Stock at December 31, 2021	56,140	$23.90	5.3
Granted	27,765	25.29	4.3
Vested	(16,065)	24.60	4.2
Forfeited	(3,715)	24.01
Nonvested Restricted Stock at December 31, 2022	64,125	$24.32	4.3
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
The unused and available credit balances of financial instruments whose contracts represent credit risk are as follows:

December 31,	2022	2021
(Dollars in Thousands)

Standby Letters of Credit	$110	$110
Performance Letters of Credit	1,064	2,873
Construction Mortgages	45,722	55,597
Personal Lines of Credit	6,824	7,055
Overdraft Protection Lines	5,241	5,709
Home Equity Lines of Credit	22,784	21,187
Commercial Lines of Credit	74,921	83,316
Total	$156,666	$175,847
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
Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of December 31, 2022 and 2021.
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
In April 2022, the Company authorized a new repurchase program of $10.0 million of its outstanding shares of common stock. As of December 31, 2022 the Company had repurchased 62,178 shares at an average price of $22.47 per share for a total of $1.4 million. The plan is set to expire on May 1, 2023 and has a remaining value of $8.6 million to repurchase.
On January 26, 2023, the Company's Board of Directors declared a cash dividend of $0.25 per outstanding share of common stock, which was paid on February 28, 2023.
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
As of December 31, 2022 and 2021, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action. At December 31, 2022 and 2021, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act. In addition, PPP loans received a zero-percent risk weight under the regulatory capital rules regardless of whether they were pledged as collateral to the Federal Reserve Bank's PPP lending facility, but were included in the Bank's leverage ratio requirement due to the Bank not pledging the loans as collateral to the PPP lending facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at the dates indicated.

	2022		2021
December 31,	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$121,188	12.33%	$113,086	11.95%
For Capital Adequacy Purposes	44,221	4.50	42,571	4.50
To Be Well Capitalized	63,875	6.50	61,491	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	121,188	12.33	113,086	11.95
For Capital Adequacy Purposes	58,961	6.00	56,761	6.00
To Be Well Capitalized	78,615	8.00	75,682	8.00

Total Capital (to Risk-Weighted Assets)
Actual	133,478	13.58	124,668	13.18
For Capital Adequacy Purposes	78,615	8.00	75,682	8.00
To Be Well Capitalized	98,269	10.00	94,602	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	121,188	8.66	113,086	7.76
For Capital Adequacy Purposes	55,969	4.00	58,307	4.00
To Be Well Capitalized	69,962	5.00	72,884	5.00
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

Year Ended December 31,	2022	2021
(Dollars in Thousands)

Operating	$350	$330
Short-term	—	34
Variable	28	31
Total Lease Expense	$378	$395

December 31,	2022	2021
(Dollars in Thousands)

Operating Leases:
ROU Assets	$1,926	$674
Weighted Average Lease Term in Years	8.13	7.33
Weighted Average Discount Rate	2.87%	2.51%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,	2022
(Dollars in Thousands)

Maturity Analysis:
Due in One Year	$358
Due After One Year to Two Years	355
Due After Two Years to Three Years	272
Due After Three Years to Four Years	233
Due After Four to Five Years	233
Due After Five Years	888
Total	$2,339
Less: Present Value Discount	251
Lease Liabilities	$2,088
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
Based on the analysis, the Company concluded that the ROU asset for this branch was fully impaired as of June 30, 2021, resulting in a remaining ROU carrying value of zero and the recognition of a $227,000 impairment for year ended December 31, 2021. The impairment was recognized in Occupancy expense on the Consolidated Statements of Income.
NOTE 15—MORTGAGE SERVICING RIGHTS
The following table presents MSR activity and net carrying values for the periods indicated.

	Servicing Rights	Valuation Allowance	Net Carrying Value
(Dollars in Thousands)

December 31, 2020	$1,029	$(373)	$656
Additions	100	—	100
Amortization	(300)	—	(300)
Valuation Allowance Adjustment	—	274	274
December 31, 2021	$829	$(99)	$730
Additions	—	—	—
Amortization	(196)	—	(196)
Valuation Allowance Adjustment	—	99	99
December 31, 2022	$633	$—	$633

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization of MSRs and the period change in the valuation allowance are reported in Other Income on the Consolidated Statements of Income.
Real estate loans serviced for others, which are not included in the Consolidated Statements of Financial Condition, totaled $83.4 million and $96.6 million at December 31, 2022 and 2021, respectively.
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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers from Level 1 to Level 2 and no transfers into or out of Level 3 during the years ended December 31, 2022 and 2021, respectively.

December 31,	Fair Value Hierarchy	2022	2021
(Dollars in Thousands)

Securities:
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$44,634	$52,561
Obligations of States and Political Subdivisions	Level 2	13,342	18,955
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	41,427	56,559
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	79,642	86,583
Corporate Debt	Level 2	8,315	7,450
Total Available-for-Sale Debt Securities		187,360	222,108

Equity Securities
Mutual Funds	Level 1	875	990
Other	Level 1	1,823	1,876
Total Equity Securities		2,698	2,866
Total Securities		$190,058	$224,974

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

Financial Asset	Fair Value Hierarchy	December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Impaired Loans Individually Assessed	Level 3	$1,591	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	8%	7.2%

Financial Asset	Fair Value Hierarchy	December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Impaired Loans Individually Assessed	Level 3	$1,980	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	50%	15.8%
MSRs	Level 3	141	Discounted Cash Flow	Discount Rate	9%	to	11%	10.2%
				Prepayment Speed	6%	to	36%	16.0%
OREO	Level 3	36	Appraisal of Collateral (1)	Liquidation Expenses (2)	10%	to	30%	26.6%
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
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At December 31, 2022 and 2021, the fair value of impaired loans consists of the loan balance of $1.6 million and $2.3 million less their specific valuation allowances of $24,000 and $299,000, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments at the dates indicated are as follows:

		2022		2021
December 31,	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$82,957	$82,957	$63,968	$63,968
Non-Interest Bearing	Level 1	20,743	20,743	55,706	55,706
Securities	See Above	190,058	190,058	224,974	224,974
Loans, Net	Level 3	1,037,054	1,011,098	1,009,214	1,039,980
Restricted Stock	Level 2	2,749	2,749	3,403	3,403
Mortgage Servicing Rights	Level 3	633	1,000	730	773
Accrued Interest Receivable	Level 2	3,983	3,983	3,350	3,350
Financial Liabilities:
Deposits	Level 2	1,268,503	1,264,846	1,226,613	1,227,653
Short-term Borrowings	Level 2	8,060	8,060	39,266	39,266
Other Borrowed Funds
FHLB Borrowings	Level 2	—	—	3,000	3,000
Subordinated Debt	Level 2	14,638	13,490	14,601	15,000
Accrued Interest Payable	Level 2	355	355	486	486
NOTE 17—OTHER NONINTEREST EXPENSE
The details for other noninterest expense for the Company’s Consolidated Statements of Income are as follows:

Year Ended December 31,	2022	2021
(Dollars in Thousands)

Non-employee Compensation	$570	$611
Printing and Supplies	250	281
Postage	339	312
Telephone	518	612
Charitable Contributions	173	323
Dues and Subscriptions	174	156
Loan Expenses	538	390
Meals and Entertainment	143	122
Travel	173	107
Training	61	52
Bank Assessment	194	180
Insurance	275	233
Miscellaneous	436	520
TOTAL OTHER NONINTEREST EXPENSE	$3,844	$3,899

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Financial information pertaining only to CB Financial Services, Inc., is as follows:
Statements of Financial Condition

December 31,	2022	2021
(Dollars in Thousands)

ASSETS
Cash and Due From Banks	$14,516	$18,567
Equity Securities, at Fair Value	1,822	1,877
Investment in Community Bank	107,727	126,262
Other Assets	814	1,123
TOTAL ASSETS	$124,879	$147,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Borrowings	$14,638	$14,601
Other Liabilities	86	104
Stockholders' Equity	110,155	133,124
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,879	$147,829
Statements of Income

Year Ended December 31,	2022	2021
(Dollars in Thousands)

Interest and Dividend Income	$78	$71
Dividend from Bank Subsidiary	4,947	9,675
Interest Expense	622	37
Net Interest and Dividend Income	4,403	9,709
Net (Loss) Gain on Securities	(54)	329
Noninterest Expense	19	12
Income Before Undistributed Net Income of Subsidiary and Income Tax Expense (Benefit)	4,330	10,026
Undistributed Net Income of Subsidiary	6,778	1,607
Income Before Income Tax (Benefit) Expense	11,108	11,633
Income Tax (Benefit) Expense	(139)	63
NET INCOME	$11,247	$11,570

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of Cash Flows

Year Ended December 31,	2022	2021
(Dollars in Thousands)

OPERATING ACTIVITIES
Net Income	$11,247	$11,570
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Undistributed Net Income of Subsidiary	(6,778)	(1,607)
Noncash Expense for Stock-Based Compensation	600	566
Loss (Gain) on Equity Securities	55	(329)
Other, net	290	(423)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,414	9,777

INVESTING ACTIVITIES
Purchases of Equity Securities	—	(100)
Proceeds from Sales of Equity Securities	—	36
NET CASH USED IN INVESTING ACTIVITIES	—	(64)

FINANCING ACTIVITIES
Net Proceeds from Other Borrowings	37	14,601
Cash Dividends Paid	(4,920)	(5,168)
Treasury Stock, Purchases at Cost	(4,802)	(4,143)
Exercise of Stock Options	220	98
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,465)	5,388

(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(4,051)	15,101
CASH AND DUE FROM BANKS AT BEGINNING OF THE YEAR	18,567	3,466
CASH AND DUE FROM BANKS AT END OF THE YEAR	$14,516	$18,567
The Parent Company's Statements of Comprehensive (Loss) Income and Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Comprehensive (Loss) Income and the Consolidated Statements of Changes in Stockholders' Equity and are not presented.
NOTE 19—SEGMENT REPORTING AND RELATED INFORMATION
At December 31, 2022, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial Services, Inc. is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents selected financial data for the Company’s subsidiaries and consolidated results for 2022 and 2021.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in Thousands)

December 31, 2022
Assets	$1,409,510	$5,585	$124,879	$(131,036)	$1,408,938
Liabilities	1,301,783	1,996	14,724	(19,720)	1,298,783
Stockholders' Equity	107,727	3,589	110,155	(111,316)	110,155

December 31, 2021
Assets	$1,425,588	$5,110	$147,829	$(153,048)	$1,425,479
Liabilities	1,299,325	1,731	14,705	(23,406)	1,292,355
Stockholders' Equity	126,263	3,379	133,124	(129,642)	133,124

Year Ended December 31, 2022
Interest and Dividend Income	$47,632	$6	$5,025	$(4,947)	$47,716
Interest Expense	4,159	—	622	—	4,781
Net Interest and Dividend Income	43,473	6	4,403	(4,947)	42,935
Provision (Recovery) for Loan Losses	3,784	—	—	—	3,784
Net Interest and Dividend Income After (Recovery) Provision for Loan Losses	39,689	6	4,403	(4,947)	39,151
Noninterest Income (Loss)	3,867	6,007	(54)	—	9,820
Noninterest Expense	30,737	4,135	19	—	34,891
Undistributed Net Income of Subsidiary	1,315	—	6,778	(8,093)	—
Income Before Income Tax Expense	14,134	1,878	11,108	(13,040)	14,080
Income Tax (Benefit) Expense	2,409	563	(139)	—	2,833
Net Income	$11,725	$1,315	$11,247	$(13,040)	$11,247

Year Ended December 31, 2021
Interest and Dividend Income	$43,481	$6	$9,746	$(9,676)	$43,557
Interest Expense	3,368	—	37	—	3,405
Net Interest and Dividend Income	40,113	6	9,709	(9,676)	40,152
(Recovery) Provision for Loan Losses	(1,125)	—	—	—	(1,125)
Net Interest and Dividend Income After (Recovery) Provision for Loan Losses	41,238	6	9,709	(9,676)	41,277
Noninterest Income	10,338	5,613	329	—	16,280
Noninterest Expense	38,810	4,040	12	—	42,862
Undistributed Net Income of Subsidiary	1,105	—	1,607	(2,712)	—
Income Before Income Tax Expense	13,871	1,579	11,633	(12,388)	14,695
Income Tax Expense	2,588	474	63	—	3,125
Net Income	$11,283	$1,105	$11,570	$(12,388)	$11,570

