Form 10-Q
period 2023-03-31
CB Financial Services, Inc.
filed 2023-05-12
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2023, the number of shares outstanding of the Registrant’s Common Stock was 5,110,038.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2023	December 31, 2022
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest Bearing	$85,533	$82,957
Non-Interest Bearing	18,012	20,743
Total Cash and Due From Banks	103,545	103,700

Securities:
Available-for-Sale Debt Securities, at Fair Value	186,559	187,360
Equity Securities, at Fair Value	2,466	2,698
Total Securities	189,025	190,058
Loans, Net of Allowance for Credit Losses of $10,270 and $12,819 at March 31, 2023 and December 31, 2022, Respectively	1,061,595	1,037,054
Premises and Equipment, Net	17,732	17,844
Bank-Owned Life Insurance	24,943	25,893
Goodwill	9,732	9,732
Intangible Assets, Net	3,068	3,513
Accrued Interest Receivable and Other Assets	21,068	21,144
TOTAL ASSETS	$1,430,708	$1,408,938

LIABILITIES
Deposits:
Non-Interest Bearing Demand Deposit Accounts	$350,911	$390,405
NOW Accounts	359,051	311,825
Money Market Accounts	206,174	209,125
Savings Accounts	234,935	248,022
Time Deposits	130,449	109,126
Total Deposits	1,281,520	1,268,503
Short-Term Borrowings	121	8,060
Other Borrowings	14,648	14,638
Accrued Interest Payable and Other Liabilities	17,224	7,582
TOTAL LIABILITIES	1,313,513	1,298,783
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,730,908 Shares Issued and 5,116,830 Shares Outstanding at March 31, 2023, with 5,708,433 and 5,100,189 Shares Issued and Outstanding at December 31, 2022.	2,388	2,379
Capital Surplus	84,118	83,953
Retained Earnings	68,834	63,861
Treasury Stock, at Cost (614,078 and 608,244 Shares at March 31, 2023 and December 31, 2022, Respectively)	(13,927)	(13,797)
Accumulated Other Comprehensive Loss	(24,218)	(26,241)
TOTAL STOCKHOLDERS' EQUITY	117,195	110,155
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,430,708	$1,408,938
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$12,371	$9,551
Investment Securities:
Taxable	964	905
Tax-Exempt	41	66
Dividends	24	22
Other Interest and Dividend Income	844	72
TOTAL INTEREST AND DIVIDEND INCOME	14,244	10,616
INTEREST EXPENSE
Deposits	2,504	530
Short-Term Borrowings	2	19
Other Borrowings	155	174
TOTAL INTEREST EXPENSE	2,661	723
NET INTEREST AND DIVIDEND INCOME	11,583	9,893
Provision For Credit Losses - Loans	80	—
Provision For Credit Losses - Unfunded Commitments	—	—
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR CREDIT LOSSES	11,503	9,893
NONINTEREST INCOME
Service Fees	445	526
Insurance Commissions	1,922	1,798
Other Commissions	144	89
Net Gain on Sales of Loans	2	—
Net Loss on Securities	(232)	(7)
Net Gain on Purchased Tax Credits	7	14
Net Gain (Loss) on Disposal of Fixed Assets	11	(8)
Income from Bank-Owned Life Insurance	140	136
Net Gain on Bank-Owned Life Insurance Claims	302	—
Other Income	69	65
TOTAL NONINTEREST INCOME	2,810	2,613
NONINTEREST EXPENSE
Salaries and Employee Benefits	5,079	4,565
Occupancy	701	686
Equipment	218	210
Data Processing	857	485
FDIC Assessment	152	209
PA Shares Tax	260	240
Contracted Services	147	587
Legal and Professional Fees	182	152
Advertising	79	116
Other Real Estate Owned (Income)	(37)	(38)
Amortization of Intangible Assets	445	445
Other Expense	945	999
TOTAL NONINTEREST EXPENSE	9,028	8,656
Income Before Income Tax Expense	5,285	3,850
Income Tax Expense	1,129	803
NET INCOME	$4,156	$3,047
EARNINGS PER SHARE
Basic	$0.81	$0.59
Diluted	0.81	0.58
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,109,597	5,198,194
Diluted	5,115,705	5,220,887
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
(Dollars in thousands)

Net Income	$4,156	$3,047

Other Comprehensive Income (Loss):
Change in Unrealized Gain (Loss) on Investment Securities Available-for-Sale	2,580	(12,351)
Income Tax Effect	(557)	2,660
Other Comprehensive Income (Loss), Net of Income Tax Effect	2,023	(9,691)
Total Comprehensive Income (Loss)	$6,179	$(6,644)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2023	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2022	5,708,433	$2,379	$83,953	$63,861	$(13,797)	$(26,241)	$110,155
Adoption of Accounting Standard ASU 2016-13	—	—	—	2,092	—	—	2,092
Balance as of January 1, 2023, adjusted	5,708,433	$2,379	$83,953	$65,953	$(13,797)	$(26,241)	$112,247
Comprehensive Income:
Net Income	—	—	—	4,156	—	—	4,156
Other Comprehensive Income	—	—	—	—	—	2,023	2,023
Restricted Stock Awards Granted	22,475	9	(9)	—	—	—	—
Stock-Based Compensation Expense	—	—	174	—	—	—	174
Treasury stock purchased, at cost (5,834 shares)	—	—	—	—	(130)	—	(130)
Dividends Paid ($0.25 Per Share)	—	—	—	(1,275)	—	—	(1,275)
March 31, 2023	5,730,908	$2,388	$84,118	$68,834	$(13,927)	$(24,218)	$117,195

Three Months Ended March 31, 2022	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2021	5,680,993	$2,367	$83,294	$57,534	$(9,144)	$(927)	$133,124
Comprehensive Loss:
Net Income	—	—	—	3,047	—	—	3,047
Other Comprehensive Loss	—	—	—	—	—	(9,691)	(9,691)
Restricted Stock Awards Forfeited	—	—	4	—	(4)	—	—
Restricted Stock Awards Granted	20,765	9	(9)	—	—	—	—
Stock-Based Compensation Expense	—	—	130	—	—	—	130
Exercise of Stock Options	—	—	3	—	164	—	167
Treasury Stock Purchased, at cost (131,840 shares)	—	—	—	—	(3,383)	—	(3,383)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,238)	—	—	(1,238)
March 31, 2022	5,701,758	$2,376	$83,422	$59,343	$(12,367)	$(10,618)	$122,156

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2023	2022
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$4,156	$3,047
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net Amortization on Securities	22	17
Depreciation and Amortization	710	637
Provision for Credit Losses	80	—
Loss on Securities	232	7
Gain on Purchased Tax Credits	(7)	(14)
Income from Bank-Owned Life Insurance	(140)	(136)
Proceeds From Mortgage Loans Sold	140	—
Originations of Mortgage Loans for Sale	(138)	—
Gain on Sale of Loans	(2)	—
Gain on Sale of Other Real Estate Owned and Repossessed Assets	—	(1)
Noncash Expense for Stock-Based Compensation	174	130
(Increase) Decrease in Accrued Interest Receivable	(33)	94
Net (Gain) Loss on Disposal of Fixed Assets	(11)	8
Increase in Taxes Payable	1,129	956
Increase in Accrued Interest Payable	109	60
Other, Net	810	(1,640)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,231	3,165
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	3,359	8,328
Purchases of Securities	—	(26,826)
Net (Increase) Decrease in Loans	(15,865)	223
Purchase of Premises and Equipment	(204)	(186)
Proceeds from Disposal of Premises and Equipment	36	—
Proceeds From a Claim on Bank-Owned Life Insurance	1,392	—
Proceeds From Sale of Other Real Estate Owned	—	37
(Increase) Decrease in Restricted Equity Securities	223	(26)
NET CASH USED IN INVESTING ACTIVITIES	(11,059)	(18,450)
FINANCING ACTIVITIES
Net Increase in Deposits	13,017	23,700
Net Decrease in Short-Term Borrowings	(7,939)	(47)
Cash Dividends Paid	(1,275)	(1,238)
Treasury Stock, Purchases at Cost	(130)	(3,383)
Exercise of Stock Options	—	167
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,673	19,199
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(155)	3,914
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	103,700	119,674
CASH AND DUE FROM BANKS AT END OF PERIOD	$103,545	$123,588

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2023	2022
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $2,540 and $616, Respectively)	$2,552	$486
SUPPLEMENTAL NONCASH DISCLOSURE:
Proceeds receivable from claims on bank-owned life insurance	1,392	—
Other Real Estate Acquired in Settlement of Loans	248	—
Syndicated Loans Purchased not Settled	8,943	—
Right of Use Asset Recognized	77	1,175
Lease Liability Recognized	75	1,175
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
In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of results for a full year.
The Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification ("ASC") 855, Subsequent Events, to be recognizable events.
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest income on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest and dividend income on securities, insurance commissions, and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. The Bank operates 10 branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, and three branches in Marshall and Ohio Counties in West Virginia. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, a full-service, independent insurance agency.

Critical Accounting Policies; Use of Critical Accounting Estimates

The disclosures below supplements the accounting policies previously disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. The updates reflect the adoption of Financial Accounting Standard Board ("FASB") ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, referred to as ASC 326 or, more commonly, referred to as Current Expected Credit Losses (CECL).

Allowance for Credit Losses (ACL)
On January 1, 2023, the Company adopted ASU 2016-13, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption resulted in a decrease of $3.4 million to the Company’s ACL related to loans receivable (ACL - Loans) and an increase of $718,000 in ACL for unfunded commitments (ACL - Unfunded Commitments). The net impact resulted in a $2.1 million increase to retained earnings, net of deferred taxes.

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the consolidated statement of financial condition. The expected credit loss for unfunded loan commitments is reported on the Consolidated Statement of Financial Condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in provision for credit losses - unfunded commitments in the Consolidated Statements of Income.

Allowance for Credit Losses on Loans Receivable
The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether loans within a pool continue to exhibit similar risk characteristics. If the risk characteristics of a loan change, such that they are no longer similar to other loans in the pool, the Company will evaluate the loan with a different pool of loans that share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. The Company evaluates the pooling methodology at least annually. Loans are charged off against the allowance for credit losses when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include residential mortgage, commercial real estate mortgages, construction, commercial business, consumer and other. For most segments the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to the aggregated discounted cash flow of each individual loan within the segment. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount.

The Company estimates the allowance for credit losses on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. After the reasonable and supportable forecast period, the Company reverts, on a straight-line basis, to average historical losses. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a restructurings will be executed with an individual borrower or the renewal option is included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Also included in the allowance for credit losses on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and non-accrual loans, and the effect of external factors such as competition, legal and regulatory requirements, among others. Furthermore, the Company considers the inherent uncertainty in quantitative models that are built upon historical data.

Individually Evaluated Loans
On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

Allowance for Credit Losses on Off-Balance Sheet Commitments
The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the allowance for credit losses on unfunded loan commitments is included in other liabilities on the Consolidated Statement of Financial Condition and the related credit expense is recorded in provision for credit losses - unfunded commitments in the Consolidated Statements of Income.

Allowance for Credit Losses on Available for Sale Securities
For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $3.5 million at March 31, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $534,000, at March 31, 2023 and is excluded from the estimate of credit losses.

Recent Accounting Standards
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 that extends the period of time preparers can utilize the reference rate reform relief guidance. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. For all entities, the amendments in ASU 2022-06 are effective upon issuance. As of March 31, 2023, the Company has identified approximately $126.0 million in outstanding loan balances and a $5.0 million corporate debt security tied to the LIBOR reference rate. The Company has not yet made any contract modifications. The Company is currently evaluating the potential impact of this guidance on its consolidated statements of financial statements and results of operations.

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

	Three Months Ended March 31,
	2023	2022
(Dollars in thousands, except share and per share data)

Net Income	$4,156	$3,047

Weighted-Average Basic Common Shares Outstanding	5,109,597	5,198,194
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	6,108	22,693
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,115,705	5,220,887

Earnings Per Share:
Basic	$0.81	$0.59
Diluted	0.81	0.58
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

	Three Months Ended March 31,
	2023	2022
Stock Options	224,076	155,138
Restricted Stock	49,527	37,865

Note 3. Securities
The following table presents the amortized cost and fair value of securities available-for-sale at the dates indicated:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,994	$—	$(8,243)	$45,751
Obligations of States and Political Subdivisions	14,052	1	(363)	13,690
Mortgage-Backed Securities - Government-Sponsored Enterprises	44,873	—	(4,415)	40,458
Collateralized Mortgage Obligations - Government Sponsored Enterprises	95,022	—	(15,847)	79,175
Corporate Debt	9,486	—	(2,001)	7,485
Total Available-for-Sale Debt Securities	217,427	1	(30,869)	186,559

Equity Securities:
Mutual Funds				889
Other				1,577
Total Equity Securities				2,466
Total Securities				$189,025

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,993	$—	$(9,359)	$44,634
Obligations of States and Political Subdivisions	14,053	—	(711)	13,342
Mortgage-Backed Securities - Government-Sponsored Enterprises	46,345	—	(4,918)	41,427
Collateralized Mortgage Obligations - Government Sponsored Enterprises	96,930	—	(17,288)	79,642
Corporate Debt	9,487	—	(1,172)	8,315
Total Available-for-Sale Debt Securities	220,808	—	(33,448)	187,360

Equity Securities:
Mutual Funds				875
Other				1,823
Total Equity Securities				2,698
Total Securities				$190,058

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	March 31, 2023
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	13	$45,751	$(8,243)	13	$45,751	$(8,243)
Obligations of States and Political Subdivisions	31	12,104	(349)	2	1,043	(14)	33	13,147	(363)
Mortgage Backed Securities- Government Sponsored Enterprises	24	14,133	(611)	18	26,325	(3,804)	42	40,458	(4,415)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	2	82	—	20	79,093	(15,847)	22	79,175	(15,847)
Corporate Debt	—	—	—	3	7,485	(2,001)	3	7,485	(2,001)
Total	57	$26,319	$(960)	56	$159,697	$(29,909)	113	$186,016	$(30,869)

	December 31, 2022
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	1	$2,600	$(400)	12	$42,034	$(8,959)	13	$44,634	$(9,359)
Obligations of States and Political Subdivisions	34	13,342	(711)	—	—	—	34	13,342	(711)
Mortgage Backed Securities- Government Sponsored Enterprises	34	19,433	(1,018)	8	21,994	(3,900)	42	41,427	(4,918)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	12	25,395	(3,393)	10	54,247	(13,895)	22	79,642	(17,288)
Corporate Debt	1	1,665	(335)	2	6,650	(837)	3	8,315	(1,172)
Total	82	$62,435	$(5,857)	32	$124,925	$(27,591)	114	$187,360	$(33,448)
For debt securities, the Company does not believe that any individual unrealized loss as of March 31, 2023 or December 31, 2022, represents a credit related impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate a credit related impairment. The Company’s management considers the length of time and the extent to which the fair value has been less than cost, and the financial condition of the issuer. The unrealized losses on securities at March 31, 2023 and December 31, 2022 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Total securities available to be pledged have a fair value of $179.1 million at March 31, 2023 and $179.0 million at December 31, 2022 of which securities with a fair value of $172.9 million and $175.6 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure uninsured public deposits, short-term borrowings and for other purposes as required or permitted by law.
The following table presents the scheduled maturities of debt securities as of the date indicated:

	March 31, 2023
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$245	$245
Due after One Year through Five Years	23,554	21,204
Due after Five Years through Ten Years	60,797	52,746
Due after Ten Years	132,831	112,364
Total	$217,427	$186,559
The following table presents the gain and loss on equity securities from both realized sales and unrealized market adjustments for the periods indicated. There were no realized gain or loss on sales of debt securities for the periods indicated, All gains and losses presented in the table below are reported in Net Loss on Securities on the Consolidated Statements of Income.

	Three Months Ended March 31,
	2023	2022
(Dollars in thousands)

Equity Securities
Net Unrealized Loss Recognized on Securities Held	$(232)	$(7)
Net Realized Gain Recognized on Securities Sold	—	—
Net Loss on Equity Securities	$(232)	$(7)
Net Loss on Securities	$(232)	$(7)
Note 4. Loans and Allowance for Credit Losses
The Company’s loan portfolio is segmented to enable management to monitor risk and performance. Real estate loans are further segregated into three classes. Residential mortgages include those secured by residential properties and include home equity loans, while commercial mortgages consist of loans to commercial borrowers secured by commercial real estate. Construction loans typically consist of loans to build commercial buildings and acquire and develop residential real estate. The commercial and industrial segment consists of loans to finance the activities of commercial customers. The consumer segment consists primarily of indirect auto loans as well as personal installment loans and personal or overdraft lines of credit.
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
Commercial and industrial loans are generally secured by inventories, accounts receivable, and other business assets, which present collateral risk.
Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan.
The following table presents the classifications of loans as of the dates indicated.

	March 31, 2023	December 31, 2022
(Dollars in thousands)

Real Estate:
Residential	$332,840	$330,725
Commercial	452,770	436,805
Construction	39,522	44,923
Commercial and Industrial	79,501	70,044
Consumer	146,081	146,927
Other	21,151	20,449
Total Loans	1,071,865	1,049,873
Allowance for Credit Losses	(10,270)	(12,819)
Loans, Net	$1,061,595	$1,037,054
Included in total loans above are unamortized net deferred loan fees of $1.3 million and $1.2 million at March 31, 2023 and December 31, 2022, respectively.
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
The following table presents the Company’s loans by year of origination, loan segmentation and risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2023. There were no loans in the criticized category of loss.

	Classified Loans by Origination Year (as of March 31, 2023)
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$7,837	$42,965	$44,803	$60,872	$41,078	$118,135	$14,247	$329,937
Special Mention	—	—	519	12	—	421	—	952
Substandard	—	—	168	—	—	1,783	—	1,951
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	7,837	42,965	45,490	60,884	41,078	120,339	14,247	332,840
Commercial
Pass	17,003	76,891	88,230	50,562	54,631	123,778	1,846	412,941
Special Mention	—	—	1,519	3,005	5,171	18,451	—	28,146
Substandard	—	—	—	—	1,649	10,034	—	11,683
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	17,003	76,891	89,749	53,567	61,451	152,263	1,846	452,770
Construction
Pass	2,492	11,332	14,902	7,714	—	—	1,055	37,495
Special Mention	—	673	1,047	—	—	—	—	1,720
Substandard	—	—	—	—	—	307	—	307
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	2,492	12,005	15,949	7,714	—	307	1,055	39,522
Commercial and Industrial
Pass	15,853	18,397	10,020	6,483	4,079	3,877	10,265	68,974
Special Mention	—	—	—	22	7	7,396	2,700	10,125
Substandard	—	—	—	11	—	—	—	11
Doubtful	—	—	—	—	—	391	—	391
Loss	—	—	—	—	—	—	—	—
Total	15,853	18,397	10,020	6,516	4,086	11,664	12,965	79,501
Consumer
Pass	13,116	62,753	34,584	15,872	7,089	8,395	4,081	145,890
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	77	—	—	—	114	—	191
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	13,116	62,830	34,584	15,872	7,089	8,509	4,081	146,081
Other
Pass	—	13,810	51	710	1,365	4,313	851	21,100
Special Mention	—	—	—	—	—	51	—	51
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	—	13,810	51	710	1,365	4,364	851	21,151
Total Loans	$56,301	$226,898	$195,843	$145,263	$115,069	$297,446	$35,045	$1,071,865
Gross Charge Offs (1)	$—	$22	$7	$—	$—	$8	$16	$53
(1) Gross charge-offs for the three months ended March 31, 2023, were related to consumer loans. There were no other charge-offs for the other loan categories in the current period.

The following table presents the Company’s loan segmentation and risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2022, prior to the adoption of ASU 2016-13:

	December 31, 2022
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

	March 31, 2023
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$328,957	$2,475	$30	$—	$2,505	$1,378	$332,840
Commercial	449,075	93	160	—	253	3,442	452,770
Construction	39,522	—	—	—	—	—	39,522
Commercial and Industrial	77,101	1,968	30	—	1,998	402	79,501
Consumer	145,094	749	47	—	796	191	146,081
Other	21,151	—	—	—	—	—	21,151
Total Loans	$1,060,900	$5,285	$267	$—	$5,552	$5,413	$1,071,865

	December 31, 2022
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$325,591	$3,451	$34	$—	$3,485	$1,649	$330,725
Commercial	434,933	58	—	—	58	1,814	436,805
Construction	44,923	—	—	—	—	—	44,923
Commercial and Industrial	69,621	8	—	—	8	415	70,044
Consumer	145,887	854	66	—	920	120	146,927
Other	20,449	—	—	—	—	—	20,449
Total Loans	$1,041,404	$4,371	$100	$—	$4,471	$3,998	$1,049,873

Additional interest income that would have been recorded if the loans that were nonaccrual at March 31, 2023 were current was $33,000 for the three months ended March 31, 2023, and $79,000 for the three months ended March 31, 2022.

The following table sets forth the amounts for amortized cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the date indicated.

	March 31, 2023
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,378	$—	$—	$1,378
Commercial	3,442	—	—	3,442
Commercial and Industrial	402	—	—	402
Consumer	191	—	—	191
Total Nonaccrual Loans	$5,413	$—	$—	5,413

Other Real Estate Owned:
Residential				211
Commercial				37
Total Other Real Estate Owned				248

Total Nonperforming Assets				$5,661
No interest income on nonaccrual loans was recognized during the three months ended March 31, 2023.
In conjunction with the adoption of ASU 2016-13, ASU 2022-02 was adopted and eliminates the troubled debt restructurings ("TDR") recognition and measurement. With the elimination of TDRs, ASU 2022-02 requires that all modifications and refinancing, including those with borrowers that are experiencing financial difficulty are subject to the modification guidance in ASC 310-20. Loan modifications could meet the definition of a new loan if certain terms of the loan are modified to the benefit of the lender and the modification to the terms of the loan are more than minor. Both of these criteria have to be met to define the modification as a new loan. If a loan modification meets the criteria of new loan, then the new loan should include the remaining net investment in the original loan, additional funds advanced, fees received, and direct loan origination costs with the refinancing or restructuring. Additionally, the effective interest rate should be recalculated based on the amortized cost basis of the new loan and reassess contractual cash flow. For the three months ended March 31, 2023, there were no new loan modifications to borrowers experiencing financial difficulty in the past 12 months under the current guidance.

The following table sets forth the amounts and categories of nonperforming assets at the dates indicated as of December 31, 2022, prior to the adoption of ASU 2016-13. Included in nonperforming loans and assets are TDRs, which are loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties. Nonaccrual TDRs are included in their specific loan category in the nonaccrual loans section.

December 31, 2022
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,649
Commercial	1,814
Commercial and Industrial	415
Consumer	120
Total Nonaccrual Loans	3,998

Accruing Loans Past Due 90 Days or More:
Total Accruing Loans Past Due 90 Days or More	—
Total Nonaccrual Loans and Accruing Loans Past Due 90 Days or More	3,998

Troubled Debt Restructurings, Accruing:
Real Estate
Residential	534
Commercial	1,260
Commercial and Industrial	7
Total Troubled Debt Restructurings, Accruing	1,801

Total Nonperforming Loans	5,799

Total Nonperforming Assets	$5,799
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $855,000 and $1.4 million at March 31, 2023 and December 31, 2022, respectively.

The activity in the ACL - Loans is summarized below by primary segments as of March 31, 2023 :

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2022	$2,074	$5,810	$502	$2,313	$1,517	$—	$603	$12,819
Impact of ASC 326 - Loans	137	(3,244)	488	(1,057)	774	120	(603)	(3,385)
Charge-offs	—	—	—	—	(53)	—	—	(53)
Recoveries	13	—	—	758	38	—	—	809
(Recovery) Provision for Credit Losses - Loans	(68)	490	(185)	(17)	(178)	38	—	80
March 31, 2023	$2,156	$3,056	$805	$1,997	$2,098	$158	$—	$10,270

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued interest payable and other liabilities on the Consolidated Statement of Financial Condition), with adjustments to the reserve recognized in provision for credit losses - unfunded commitments on the Consolidated Statement of Income. The Company’s activity in the allowance for credit losses on unfunded commitments for the periods ended was as follows:

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$—
Impact of CECL adoption	718
Provision for credit losses	—
Balance at March 31, 2023	$718

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. During the three months ended March 31, 2023, there were no loans that required a credit loss to be individually assigned.
The following tables present the activity in the allowance for credit losses summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated, prior to the adoption of ASU 2016-13.

	December 31, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$21	$—	$3	$—	$—	$—	$24
Collectively Evaluated for Potential Impairment	$2,074	$5,789	$502	$2,310	$1,517	$—	$603	$12,795

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2021	$1,420	$5,960	$1,249	$1,151	$1,050	$—	$752	$11,582
Charge-offs	(17)	—	—	—	(20)	—	—	(37)
Recoveries	2	—	—	11	37	—	—	50
Provision (Recovery)	67	366	(545)	(32)	225	—	(81)	—
March 31, 2022	$1,472	$6,326	$704	$1,130	$1,292	$—	$671	$11,595

	March 31, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$—	$84	$96	$—	$—	$—	$180
Collectively Evaluated for Potential Impairment	$1,472	$6,326	$620	$1,034	$1,292	$—	$671	$11,415

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated, prior to the adoption of ASU 2016-13. At December 31, 2022, commercial and industrial loans include $126,000 of PPP loans collectively evaluated for potential impairment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

	December 31, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,042	$13,217	$318	$512	$—	$—	$15,089
Collectively Evaluated for Potential Impairment	329,683	423,588	44,605	69,532	146,927	20,449	1,034,784
Total Loans	$330,725	$436,805	$44,923	$70,044	$146,927	$20,449	$1,049,873
The following table presents changes in the accretable discount on the loans acquired at fair value at the dates indicated.

Accretable Discount
(Dollars in Thousands)

December 31, 2022	$487
Accretable Yield	(61)
March 31, 2023	$426

Pre Adoption of ASC 326 – Impaired Loans
For periods prior to the adoption of CECL, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. The following table presents a summary of the loans considered to be impaired as of the date indicated.

	December 31, 2022
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

Total Impaired Loans
Real Estate:
Residential	$1,042	$—	$1,047	$1,085	$51
Commercial	13,217	21	13,374	11,882	628
Construction	318	—	318	1,233	55
Commercial and Industrial	512	3	784	987	36
Total Impaired Loans	$15,089	$24	$15,523	$15,187	$770
The recorded investment of loans evaluated for impairment decreased $1.4 million at March 31, 2023 compared to December 31, 2022 and was primarily related to commercial real estate loans.

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

The following table sets forth the components of short-term borrowings as of the dates indicated.

	March 31, 2023		December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)

Federal Funds Purchased:
Average Balance Outstanding During the Period	$2	5.40%	$—	—%
Maximum Amount Outstanding at any Month End	—		—

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$121	0.10%	$8,060	0.19%
Average Balance Outstanding During the Period	1,342	0.60	27,381	0.23
Maximum Amount Outstanding at any Month End	121		39,219

Securities Collaterizing the Agreements at Period-End:
Carrying Value	10,935		10,947
Market Value	9,587		9,396
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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers into or out of Level 3 during the three months ended March 31, 2023 or year ended December 31, 2022.

	Fair Value Hierarchy	March 31, 2023	December 31, 2022
(Dollars in thousands)

Securities:
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$45,751	$44,634
Obligations of States and Political Subdivisions	Level 2	13,690	13,342
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	40,458	41,427
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	79,175	79,642
Corporate Debt	Level 2	7,485	8,315
Total Available-for-Sale Debt Securities		186,559	187,360

Equity Securities
Mutual Funds	Level 1	889	875
Other	Level 1	1,577	1,823
Total Equity Securities		2,466	2,698
Total Securities		$189,025	$190,058
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

Financial Asset	Fair Value Hierarchy	March 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

OREO	Level 3	248	Appraisal of Collateral (1)	Liquidation Expenses (2)	10%	to	30%	26.6%

Financial Asset	Fair Value Hierarchy	December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Individually Evaluated Loans	Level 3	$1,591	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	8%	7.2%
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
Expected credit losses on individually evaluated loans deemed to be collateral dependent are valued based upon the lower of amortized cost or fair value of the underlying collateral less costs to sell. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At March 31, 2023, the Company did not have any loans that would be required to be remeasured. At December 31, 2022, the fair value of individually evaluated loans consists of the loan balances of $1.6 million less their specific valuation allowances of $24,000.
The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. MSRs are reported in Other Assets in the Consolidated Statements of Financial Condition and are amortized into mortgage servicing income in Other Income in the Consolidated Statements of Income. At March 31, 2023 and December 31, 2022, the Company did not have any MSRs that would be required to be remeasured.

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
The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		March 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest Bearing	Level 1	$85,533	$85,533	$82,957	$82,957
Non-Interest Bearing	Level 1	18,012	18,012	20,743	20,743
Securities	See Above	189,025	189,025	190,058	190,058
Loans, Net	Level 3	1,061,595	1,027,571	1,037,054	1,011,098
Restricted Stock	Level 2	2,526	2,526	2,749	2,749
Mortgage Servicing Rights	Level 3	608	961	633	1,000
Accrued Interest Receivable	Level 2	4,016	4,016	3,983	3,983
Financial Liabilities:
Deposits	Level 2	1,281,520	1,276,964	1,268,503	1,264,846
Short-Term Borrowings	Level 2	121	121	8,060	8,060
Other Borrowed Funds
FHLB Borrowings	Level 2	—	—	—	—
Subordinated Debt	Level 2	14,648	12,628	14,638	13,490
Accrued Interest Payable	Level 2	464	464	355	355
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

	March 31, 2023	December 31, 2022
(Dollars in thousands)

Standby Letters of Credit	$110	$110
Performance Letters of Credit	1,056	1,064
Construction Mortgages	54,564	45,722
Personal Lines of Credit	7,507	6,824
Overdraft Protection Lines	5,061	5,241
Home Equity Lines of Credit	23,043	22,784
Commercial Lines of Credit	77,907	74,921
Total Commitments	$169,248	$156,666
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

	Three Months Ended March 31,
	2023	2022
(Dollars in thousands)

Operating Lease Expense	$77	$82
Short-Term Lease Expense	—	—
Variable Lease Expense	7	7
Total Lease Expense	$84	$89

	March 31, 2023	December 31, 2022
(Dollars in thousands)

Operating Leases:
ROU Assets	$1,864	$1,926
Weighted Average Lease Term in Years	7.97	8.13
Weighted Average Discount Rate	2.87%	2.87%

March 31, 2023
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$359
Due After One Year to Two Years	347
Due After Two Years to Three Years	248
Due After Three Years to Four Years	233
Due After Four to Five Years	231
Due After Five Years	832
Total	$2,250
Less: Present Value Discount	237
Lease Liabilities	$2,013

There were no new lease agreements entered into during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company entered into a new lease agreement for the McMurray, PA branch, for a 10-year term ending March 31, 2032.

Note 9. Other Noninterest Expense
The details of other noninterest expense for the Company’s Consolidated Statements of Income for the periods indicated are as follows:

	Three Months Ended March 31,
	2023	2022
(Dollars in thousands)

Non-Employee Compensation	$151	$131
Printing and Supplies	54	80
Postage	103	103
Telephone	144	139
Charitable Contributions	34	42
Dues and Subscriptions	79	58
Loan Expenses	57	127
Meals and Entertainment	15	30
Travel	54	39
Training	33	18
Bank Assessment	52	47
Insurance	74	62
Miscellaneous	95	123
Total Other Noninterest Expense	$945	$999
Note 10. Segment and Related Information
At March 31, 2023, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

March 31, 2023
Assets	$1,432,201	$5,638	$132,069	$(139,200)	$1,430,708
Liabilities	1,317,172	1,441	14,874	(19,974)	1,313,513
Stockholders' Equity	115,029	4,197	117,195	(119,226)	117,195

December 31, 2022
Assets	$1,409,510	$5,585	$124,879	$(131,036)	$1,408,938
Liabilities	1,301,783	1,996	14,724	(19,720)	1,298,783
Stockholders' Equity	107,727	3,589	110,155	(111,316)	110,155

Three Months Ended March 31, 2023
Interest and Dividend Income	$14,223	$2	$1,294	$(1,275)	$14,244
Interest Expense	2,506	—	155	—	2,661
Net Interest and Dividend Income	11,717	2	1,139	(1,275)	11,583
Provision for Credit Losses	80	—	—	—	80
Net Interest and Dividend Income After Provision for Credit Losses	11,637	2	1,139	(1,275)	11,503
Noninterest Income (Loss)	1,100	1,956	(246)	—	2,810
Noninterest Expense	7,924	1,099	5	—	9,028
Undistributed Net Income of Subsidiary	608	—	3,187	(3,795)	—
Income Before Income Tax Expense (Benefit)	5,421	859	4,075	(5,070)	5,285
Income Tax Expense (Benefit)	959	251	(81)	—	1,129
Net Income	$4,462	$608	$4,156	$(5,070)	$4,156

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

Three Months Ended March 31, 2022
Interest and Dividend Income	$10,596	$1	$1,279	$(1,260)	$10,616
Interest Expense	567	—	156	—	723
Net Interest and Dividend Income	10,029	1	1,123	(1,260)	9,893
Provision for Credit Losses	—	—	—	—	—
Net Interest and Dividend Income After Provision for Credit Losses	10,029	1	1,123	(1,260)	9,893
Noninterest Income	777	1,797	39	—	2,613
Noninterest Expense	7,645	1,007	4	—	8,656
Undistributed Net Income of Subsidiary	561	—	1,852	(2,413)	—
Income Before Income Tax Expense (Benefit)	3,722	791	3,010	(3,673)	3,850
Income Tax Expense (Benefit)	610	230	(37)	—	803
Net Income (Loss)	$3,112	$561	$3,047	$(3,673)	$3,047

Note 11. Stock Based Compensation
The following table presents stock option information for the period indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2022	283,748	$24.52	5.6
Granted	61,475	22.01
Exercised	—	—
Forfeited	(747)	(28.02)
Outstanding Options at March 31, 2023	344,476	$24.06	6.2

Exercisable Options at March 31, 2023	189,749	$24.53	3.7

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at March 31, 2023	154,727	$23.49	9.3

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Term in Years			6.5
Expected Volatility			29.4%
Expected Dividends			$1.00
Risk Free Rate of Return			3.64%
Weighted Average Grant Date Fair Value (per share)			$4.50
The following table presents restricted stock award information for the period indicated

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2022	64,125	$24.32	4.3
Granted	22,475	22.01
Vested	(4,088)	26.25
Forfeited	—	—
Nonvested Restricted Stock at March 31, 2023	82,512	$23.60	4.3
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $174,000 and $130,000 for the three months ended March 31, 2023 and 2022.
As of March 31, 2023 and December 31, 2022, total unrecognized compensation expense was $673,000 and $430,000, respectively, related to stock options, and $1.8 million and $1.4 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at March 31, 2023 and December 31, 2022 exceeds the exercise price of the stock options. The intrinsic value of stock options was $28,000 and $25,000 at March 31, 2023 and December 31, 2022, respectively.
At March 31, 2023 and December 31, 2022, respectively, there were 215,672 and 333,335 shares available under the Plan to be issued in connection with the exercise of stock options, and 86,269 and 133,334 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by two and one-half shares for each restricted stock award or unit share granted.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from 10 branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania and three offices in Marshall and Ohio Counties in West Virginia. The Bank also has a loan production office in Allegheny County, a corporate center in Washington County and an operations center in Greene County, all of which are in Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. Property and casualty, commercial liability, surety and other insurance products are offered through Exchange Underwriters, Inc., the Bank’s wholly owned subsidiary that is a full-service, independent insurance agency located in Washington County.
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2023, compared to the consolidated financial condition as of December 31, 2022 and the consolidated results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

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
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
(Dollars in thousands)

Interest Income (GAAP)	$14,244	$10,616
Adjustment to FTE Basis	31	40
Interest Income (FTE) (Non-GAAP)	14,275	10,656
Interest Expense (GAAP)	2,661	723
Net Interest Income (FTE) (Non-GAAP)	$11,614	$9,933

Net Interest Rate Spread (GAAP)	3.12%	2.98%
Adjustment to FTE Basis	0.01	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	3.13	2.99

Net Interest Margin (GAAP)	3.51%	3.08%
Adjustment to FTE Basis	0.01	0.02
Net Interest Margin (FTE) (Non-GAAP)	3.52	3.10

Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	March 31, 2023	December 31, 2022
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$117,195	$110,155
Goodwill and Other Intangible Assets, Net	(12,800)	(13,245)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$104,395	$96,910

Common Shares Outstanding (Denominator)	5,116,830	5,100,189

Book Value per Common Share (GAAP)	$22.90	$21.60

Tangible Book Value per Common Share (Non-GAAP)	$20.40	$19.00

Consolidated Statements of Financial Condition Analysis
Assets
Total assets increased $21.8 million, or 1.5%, to $1.43 billion at March 31, 2023 compared to $1.41 billion at December 31, 2022.
Cash and Securities
•Cash and due from banks decreased $155,000, or 0.1%, to $103.5 million at March 31, 2023, compared to $103.7 million at December 31, 2022.
•Securities decreased $1.0 million, or 0.5%, to $189.0 million at March 31, 2023, compared to $190.1 million at December 31, 2022. The securities balance was primarily impacted by $3.4 million of repayments on mortgage-backed and collateralized mortgage obligation securities and a $232,000 decrease in the market value in the equity securities portfolio, which is primarily comprised of bank stocks. These decreases were partially offset by a $2.6 million increase in the market value of the debt securities portfolio.

Loans, Allowance for Credit Losses ("ACL") and Credit Quality
•Total loans increased $22.0 million, or 2.1%, to $1.07 billion at March 31, 2023 compared to $1.05 billion at December 31, 2022. Loan growth was driven by increases in commercial real estate, commercial and industrial loans and residential mortgages of $16.0 million, $9.5 million, and $2.1 million, respectively, partially offset by decreases in construction real estate and consumer loans of $5.4 million and $846,000, respectively. Growth in commercial and industrial loans included the purchase of $8.9 million of syndicated loans.
•The ACL - Loans was $10.3 million at March 31, 2023 and $12.8 million at December 31, 2022. As a result, the ACL - Loans to total loans was 0.96% at March 31, 2023 compared to 1.22% at December 31, 2022. The change in the ACL -Loans was primarily due to the Company's adoption of CECL. Contributing to the change in ACL - Loans was a prior year charge-off of $2.7 million and qualitative factors that significantly impacted the incurred loss model driven by historical activity compared to the newly adopted CECL methodology that is centered around using a forecast approach. At adoption, the Company decreased its ACL - Loans by $3.4 million.
•Net recoveries for the three months ended March 31, 2023 were $756,000, or 0.29% of average loans on an annualized basis. This is due to recoveries totaling $750,000 related to the prior year commercial and industrial charged-off loan for $2.7 million. Net recoveries for the three months ended March 31, 2022 were $13,000, or 0.01% of average loans on an annualized basis.
•Nonperforming loans, which includes nonaccrual loans and accruing loans past due 90 days or more, were $5.4 million at March 31, 2023 compared to $5.8 million at December 31, 2022. The decrease of $386,000 was due to the Company's adoption of CECL removing the trouble debt restructured (TDR) designation for loans previously identified as a TDR but performing for approximately $1.8 million, mainly offset by a $1.4 million commercial real estate loan relationship that moved to non-accrual in the current period. Current nonperforming loans to total loans ratio was 0.51% compared to 0.55% at December 31, 2022.

Other
•Intangible assets decreased $445,000, or 11.4%, to $3.1 million at March 31, 2023 compared to $3.5 million at December 31, 2022 primarily due to amortization expense recognized during the period.
Liabilities
Total liabilities increased $14.7 million, or 1.1%, to $1.31 billion at March 31, 2023 compared to $1.30 billion at December 31, 2022.
Deposits
•Total deposits increased $13.0 million to $1.28 billion as of March 31, 2023 compared to $1.27 billion at December 31, 2022, an annualized increase of 4.1%. Interest-bearing demand deposits increased $47.2 million and time deposits increased $21.3 million, while non interest-bearing demand deposits decreased $39.5 million and savings deposits decreased $13.1 million. The increase in interest-bearing demand deposits is primarily the result of higher interest rates attracting more customers and/or additional deposits from existing customers. FDIC insured deposits totaled approximately 62.9% of total deposits at March 31, 2023.

Borrowings
•Short-term borrowings decreased $7.9 million, or 98.5%, to $121,000 at March 31, 2023, compared to $8.1 million at December 31, 2022. At March 31, 2023 and December 31, 2022, short-term borrowings were comprised entirely of securities sold under agreements to repurchase. This decrease is due to accounts that were transitioned into other deposit products and account for a portion of the interest-bearing demand deposit increase.
Accrued Interest Payable and Other Liabilities
•Accrued interest payable and other liabilities increased $9.6 million, or 127.2%, to $17.2 million at March 31, 2023, compared to $7.6 million at December 31, 2022 primarily due to the purchase of $8.9 million of syndicated loans which were unfunded at the end of the period.
Stockholders’ Equity
Stockholders’ equity increased $7.0 million, or 6.4%, to $117.2 million at March 31, 2023, compared to $110.2 million at December 31, 2022.
•Net income was $4.2 million for the three months ended March 31, 2023.
•Accumulated other comprehensive loss decreased $2.0 million primarily due to the effect of changes in market interest rates on the fair value of the Company’s debt securities.
•On April 21, 2022, a $10.0 million repurchase program was authorized, with the Company repurchasing 67,864 shares at an average price of $22.45 per share since the inception of the plan. In total, the Company repurchased $130,000 of common stock since December 31, 2022.
•The Company declared and paid $1.3 million in dividends to common stockholders in the current period.
•Book value per share (GAAP) was $22.90 at March 31, 2023 compared to $21.60 at December 31, 2022, an increase of $1.30. Tangible book value per share (Non-GAAP) increased $1.40, or 7.4%, to $20.40 compared to $19.00 at December 31, 2022. Refer to Explanation of Use of Non-GAAP Financial Measures in this Report.
Consolidated Results of Operations for the Three Months Ended March 31, 2023 and 2022
Overview. Net income was $4.2 million for the three months ended March 31, 2023, an increase of $1.1 million compared to net income of $3.0 million for the three months ended March 31, 2022.

Net Interest and Dividend Income. Net interest and dividend income increased $1.7 million, or 17.1%, to $11.6 million for the three months ended March 31, 2023 compared to $9.9 million for the three months ended March 31, 2022. Net interest margin (GAAP) increased to 3.51% for the three months ended March 31, 2023 compared to 3.08% for the three months ended March 31, 2022. Fully Tax Equivalent (FTE) net interest margin (Non-GAAP) increased 42 basis points (bps) to 3.52% for the three months ended March 31, 2023 compared to 3.10% for the three months ended March 31, 2022.
Interest and Dividend Income
•Interest and dividend income increased $3.6 million, or 34.2%, to $14.2 million for the three months ended March 31, 2023 compared to $10.6 million the three months ended March 31, 2022.
◦Interest income on loans increased $2.8 million, or 29.5%, to $12.4 million for the three months ended March 31, 2023 compared to $9.6 million for the three months ended March 31, 2022. The average balance of loans increased $31.4 million to $1.04 billion from $1.01 billion, generating $311,000 of additional interest income on loans, and the average yield increased 98 bps to 4.83% compared to 3.85% causing a $2.5 million increase in interest income on loans.
◦Interest and fee income on PPP loans was $445,000 for the three months ended March 31, 2022, which contributed 13 bps to loan yield while the current year quarter was not materially impacted by PPP loan-related interest and fee income.
◦The impact of the accretion of the credit mark on acquired loan portfolios was $61,000 for the three months ended March 31, 2023 compared to $56,000 for the three months ended March 31, 2022, or 2 bps in the current and prior period.
◦Interest income on taxable investment securities increased $59,000, or 6.5%, to $964,000 for the three months ended March 31, 2023 compared to $905,000 for the three months ended March 31, 2022 as the average yield increased 13 bps, partially offset by a $2.7 million decrease in the average balance.

◦Interest income on interest bearing deposits at other banks increased $772,000, to $805,000 for the three months ended March 31, 2023 compared to $33,000 for the three months ended March 31, 2022 as average balances increased $15.3 million and the average yield increased 410 bps. Higher cash balances were maintained as a result of increased deposits while the increase in the average yield was the result of market interest rate increases.

Interest Expense
•Interest expense increased $1.9 million, or 268.0%, to $2.7 million for the three months ended March 31, 2023 compared to $723,000 for the three months ended March 31, 2022.
◦Interest expense on deposits increased $2.0 million, or 372.5%, to $2.5 million for the three months ended March 31, 2023 compared to $530,000 for the three months ended March 31, 2022. Average interest-earning deposit balances increased $47.4 million, or 5.6%, to $892.2 million as of March 31, 2023 compared to $844.8 million as of March 31, 2022, and rising interest rates led to the repricing of demand and money market deposits and resulted in a 89 bps, or 349.8%, increase in average cost compared to the three months ended March 31, 2022. Partially offsetting this increase, the average balance of time deposits and the related average cost decreased $30.9 million and 5 bps, respectively.

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

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,040,570	$12,391	4.83%	$1,009,210	$9,573	3.85%
Debt Securities
Taxable	213,158	964	1.81	215,906	905	1.68
Exempt From Federal Tax	6,270	52	3.32	10,195	84	3.30
Equity Securities	2,693	24	3.56	2,693	22	3.27
Interest Bearing Deposits at Banks	74,555	805	4.32	59,296	33	0.22
Other Interest-Earning Assets	2,633	39	6.01	3,483	39	4.54
Total Interest-Earning Assets	1,339,879	14,275	4.32	1,300,783	10,656	3.32
Noninterest-Earning Assets	48,369			122,288
Total Assets	$1,388,248			$1,423,071

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$335,327	1,191	1.44%	$276,603	48	0.07%
Savings	242,298	37	0.06	243,786	19	0.03
Money Market	213,443	939	1.78	192,425	41	0.09
Time Deposits	101,147	337	1.35	132,015	422	1.30
Total Interest-Bearing Deposits	892,215	2,504	1.14	844,829	530	0.25
Short-Term Borrowings
Securities Sold Under Agreements to Repurchase	1,344	2	0.60	37,884	19	0.20
Other Borrowings	14,641	155	4.29	17,604	174	4.01
Total Interest-Bearing Liabilities	908,200	2,661	1.19	900,317	723	0.33
Noninterest-Bearing Demand Deposits	362,343			384,188
Other Liabilities	2,953			8,554
Total Liabilities	1,273,496			1,293,059
Stockholders' Equity	114,752			130,012
Total Liabilities and Stockholders' Equity	$1,388,248			$1,423,071
Net Interest Income (FTE) (Non-GAAP) (3)		$11,614			$9,933
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			3.13%			2.99%
Net Interest-Earning Assets (4)	$431,679			$400,466
Net Interest Margin (GAAP) (6))			3.51			3.08
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.52			3.10
Return on Average Assets (1)			1.21			0.87
Return on Average Equity (1)			14.69			9.50
Average Equity to Average Assets			8.27			9.14
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			147.53			144.48
PPP Loans	$100	$3	12.17	$14,673	$445	12.30
(1)Annualized based on three months ended results.
(2)    Net of the allowance for credit losses and includes nonaccrual loans with a zero yield and Loans Held for Sale if applicable.
(3)    Refer to Explanation and Use of Non-GAAP Financial Measures in this filing for the calculation of the measure and reconciliation to the most comparable GAAP measure.
(4)    Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)    Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)    Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$311	$2,507	$2,818
Debt Securities:
Taxable	(10)	69	59
Exempt From Federal Tax	(33)	1	(32)
Equity Securities	—	2	2
Cash at Other Banks	19	753	772
Other Interest-Earning Assets	(11)	11	—
Total Interest-Earning Assets	276	3,343	3,619

Interest Expense:
Deposits	18	1,956	1,974
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	(30)	13	(17)
Other Borrowings	(30)	11	(19)
Total Interest-Bearing Liabilities	(42)	1,980	1,938
Change in Net Interest and Dividend Income	$318	$1,363	$1,681
Provision for Credit Losses. Effective January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The provision for credit losses in the first quarter of 2023 was calculated using CECL and resulted in an $80,000 provision for credit losses recorded for the three months ended March 31, 2023 compared to no provision for credit losses recorded for the three months ended March 31, 2022.
Noninterest Income. Noninterest income increased $197,000, or 7.5%, to $2.8 million for the three months ended March 31, 2023, compared to $2.6 million for the three months ended March 31, 2022. This increase was primarily related to a $302,000 increase in net gains on bank-owned life insurance claims resulting from two death claims and an increase of $124,000 in insurance commissions primarily driven by contingency income which resulted from the timing of lock-in amounts received and core business including commercial and personal insurance lines. These increases were partially offset by an increase in net losses on securities of $225,000.
Noninterest Expense. Noninterest expense increased $372,000, or 4.3%, to $9.0 million for the three months ended March 31, 2023 compared to $8.7 million for the three months ended March 31, 2022. Salaries and benefits increased $514,000, or 11.3%, to $5.1 million primarily due to merit increases and staffing additions, while data processing expense increased $372,000, or 76.7%, to $857,000, due to increased ongoing costs related to the fourth quarter 2022 core conversion. Conversely, contracted services decreased $440,000 to $147,000 for the three months ended March 31, 2023 compared to $587,000 for the three months ended March 31, 2022

Income Taxes. Income tax expense was $1.1 million for the three months ended March 31, 2023 compared to $803,000 for the three months ended March 31, 2022. This change was primarily driven by an increase in pre-tax income to $5.3 million for the three months ended March 31, 2023 compared to $3.9 million for the three months ended March 31, 2022.
Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of March 31, 2023 and December 31, 2022.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at March 31, 2023 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $103.5 million at March 31, 2023. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $16.1 million at March 31, 2023. In addition, at March 31, 2023, the Company had the ability to borrow up to $449.7 million from the FHLB of Pittsburgh, of which $447.8 million is available. The Company also has the ability to borrow up to $120.7 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both March 31, 2023 and December 31, 2022, currently these credit arrangements have remained unused.
At March 31, 2023, $70.7 million, or 54.2% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered. The Bank's current deposit portfolio is 62.9% uninsured by the FDIC, and with additional coverage of 12.7% from the Bank's investment securities; of the total deposits held at the Bank only 24.4% are uninsured.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At March 31, 2023, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $16.6 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At March 31, 2023 and December 31, 2022, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. At March 31, 2023, the Bank's capital ratios were not affected by loans modified in accordance with Section 4013 of the CARES Act.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	March 31, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$126,912	12.60%	$121,188	12.33%
For Capital Adequacy Purposes	45,339	4.50	44,221	4.50
To Be Well Capitalized	65,490	6.50	63,875	6.50

Tier 1 Capital (to risk weighted assets)
Actual	126,912	12.60	121,188	12.33
For Capital Adequacy Purposes	60,452	6.00	58,961	6.00
To Be Well Capitalized	80,603	8.00	78,615	8.00

Total Capital (to risk weighted assets)
Actual	137,900	13.69	133,478	13.58
For Capital Adequacy Purposes	80,603	8.00	78,615	8.00
To Be Well Capitalized	100,754	10.00	98,269	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	126,912	9.24	121,188	8.66
For Capital Adequacy Purposes	54,957	4.00	55,969	4.00
To Be Well Capitalized	68,697	5.00	69,962	5.00
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
For both net interest income and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200, 300 and 400 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios.
The table below sets forth, as of March 31, 2023, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+400	$162,903	$(49,138)	(23.2)%	13.37%	(217)	$50,209	$(133)	(0.3)%
+300	173,483	(38,558)	(18.2)	13.87	(167)	50,227	(115)	(0.2)
+200	186,233	(25,808)	(12.2)	14.48	(106)	50,292	(50)	(0.1)
+100	199,734	(12,307)	(5.8)	15.08	(46)	50,341	(1)	—
Flat	212,041	—	—	15.54	—	50,342	—	—
(100)	221,111	9,070	4.3	15.74	20	49,254	(1,088)	(2.2)
(200)	225,305	13,264	6.3	15.59	5	47,547	(2,795)	(5.6)
(300)	225,532	13,491	6.4	15.19	(35)	45,629	(4,713)	(9.4)
(400)	217,187	5,146	2.4	14.29	(125)	43,642	(6,700)	(13.3)
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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
(b)Changes in Internal Control Over Financial Reporting
Effective January 1, 2023, CB Financial Service, Inc. adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data.

Except for the change in controls relating to the adoption of the CECL accounting standard, there were no other changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in such Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company made the following purchases of its common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31, 2023	556	$21.71	556	$8,591,057
February 1-28, 2023	695	22.05	695	$8,575,732
March 1-31, 2023	4,435	22.40	4,435	$8,476,392
Total	5,686	$22.29	5,686
(1) On April 21, 2022, the Company announced that the Board had approved a program commencing on May 2, 2022 to repurchase up to $10.0 million of the Company's outstanding common stock. This repurchase program expired on May 1, 2023. In connection with the program, the Company purchased a total of 74,656 shares of the Company's common stock at an average price of $22.38 per share.
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
101
The following materials for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	May 12, 2023	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	May 12, 2023	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)