Form 10-Q
period 2023-06-30
CB Financial Services, Inc.
filed 2023-08-11
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2023, the number of shares outstanding of the Registrant’s Common Stock was 5,115,678.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2023	December 31, 2022
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$60,287	$82,957
Noninterest-Earning	17,806	20,743
Total Cash and Due From Banks	78,093	103,700

Securities:
Available-for-Sale Debt Securities, at Fair Value	179,061	187,360
Equity Securities, at Fair Value	2,366	2,698
Total Securities	181,427	190,058
Loans, Net of Allowance for Credit Losses of $10,666 and $12,819 at June 30, 2023 and December 31, 2022, Respectively	1,090,488	1,037,054
Premises and Equipment, Net	18,582	17,844
Bank-Owned Life Insurance	25,082	25,893
Goodwill	9,732	9,732
Intangible Assets, Net	2,622	3,513
Accrued Interest Receivable and Other Assets	26,707	21,144
TOTAL ASSETS	$1,432,733	$1,408,938

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$316,098	$390,405
Interest-Bearing Demand Accounts	374,654	311,825
Money Market Accounts	185,814	209,125
Savings Accounts	217,267	248,022
Time Deposits	169,482	109,126
Total Deposits	1,263,315	1,268,503
Short-Term Borrowings	—	8,060
Other Borrowings	34,658	14,638
Accrued Interest Payable and Other Liabilities	18,171	7,582
TOTAL LIABILITIES	1,316,144	1,298,783
STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,733,408 Shares Issued and 5,111,678 Shares Outstanding at June 30, 2023, with 5,708,433 and 5,100,189 Shares Issued and Outstanding at December 31, 2022.	2,389	2,379
Capital Surplus	84,325	83,953
Retained Earnings	70,314	63,861
Treasury Stock, at Cost (621,730 and 608,244 Shares at June 30, 2023 and December 31, 2022, Respectively)	(14,100)	(13,797)
Accumulated Other Comprehensive Loss	(26,339)	(26,241)
TOTAL STOCKHOLDERS' EQUITY	116,589	110,155
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,432,733	$1,408,938
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$13,426	$9,733	$25,797	$19,284
Investment Securities:
Taxable	950	988	1,914	1,893
Tax-Exempt	42	57	83	123
Dividends	25	20	49	42
Other Interest and Dividend Income	760	160	1,605	232
TOTAL INTEREST AND DIVIDEND INCOME	15,203	10,958	29,448	21,574
INTEREST EXPENSE
Deposits	3,842	604	6,346	1,134
Short-Term Borrowings	3	18	5	37
Other Borrowings	238	173	393	347
TOTAL INTEREST EXPENSE	4,083	795	6,744	1,518
NET INTEREST AND DIVIDEND INCOME	11,120	10,163	22,704	20,056
Provision For Credit Losses - Loans	492	3,784	572	3,784
Recovery For Credit Losses - Unfunded Commitments	(60)	—	(60)	—
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION (RECOVERY) FOR CREDIT LOSSES	10,688	6,379	22,192	16,272
NONINTEREST INCOME
Service Fees	448	559	892	1,085
Insurance Commissions	1,511	1,369	3,434	3,167
Other Commissions	224	179	368	268
Net Loss on Sales of Loans	(5)	—	(3)	—
Net Loss on Securities	(100)	(199)	(332)	(206)
Net Gain on Purchased Tax Credits	7	14	14	28
Net Gain (Loss) on Disposal of Fixed Assets	—	—	11	(8)
Income from Bank-Owned Life Insurance	139	142	280	278
Net Gain on Bank-Owned Life Insurance Claims	1	—	303	—
Other Income	44	41	113	106
TOTAL NONINTEREST INCOME	2,269	2,105	5,080	4,718
NONINTEREST EXPENSE
Salaries and Employee Benefits	5,231	4,539	10,310	9,104
Occupancy	789	776	1,490	1,462
Equipment	283	182	501	392
Data Processing	718	446	1,575	931
FDIC Assessment	224	128	376	337
PA Shares Tax	195	240	455	480
Contracted Services	434	348	581	935
Legal and Professional Fees	246	389	428	541
Advertising	75	115	154	231
Other Real Estate Owned (Income)	(35)	(37)	(72)	(75)
Amortization of Intangible Assets	446	446	891	891
Other Expense	895	838	1,841	1,837
TOTAL NONINTEREST EXPENSE	9,501	8,410	18,530	17,066
Income Before Income Tax Expense (Benefit)	3,456	74	8,742	3,924
Income Tax Expense (Benefit)	699	(44)	1,827	759
NET INCOME	$2,757	$118	$6,915	$3,165
EARNINGS PER SHARE
Basic	$0.54	$0.02	$1.35	$0.61
Diluted	0.54	0.02	1.35	0.61
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,111,987	5,147,846	5,110,799	5,172,881
Diluted	5,116,134	5,156,975	5,118,396	5,189,144
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in thousands)

Net Income	$2,757	$118	$6,915	$3,165

Other Comprehensive Loss:
Change in Unrealized Loss on Investment Securities Available-for-Sale	(2,704)	(8,680)	(124)	(21,032)
Income Tax Effect	583	1,870	26	4,531
Other Comprehensive Loss, Net of Income Tax Effect	(2,121)	(6,810)	(98)	(16,501)
Total Comprehensive Income (Loss)	$636	$(6,692)	$6,817	$(13,336)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2023	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

March 31, 2023	5,730,908	$2,388	$84,118	$68,834	$(13,927)	$(24,218)	$117,195
Comprehensive Income:
Net Income	—	—	—	2,757	—	—	2,757
Other Comprehensive Loss	—	—	—	—	—	(2,121)	(2,121)
Restricted Stock Awards Granted	2,500	1	(1)	—	—	—	—
Restricted Stock Awards Forfeited	—	—	21	—	(21)	—	—
Stock-Based Compensation Expense	—	—	187	—	—	—	187
Exercise of Stock Options	—	—	—	—	45	—	45
Treasury stock purchased, at cost (8,792 shares)	—	—	—	—	(197)	—	(197)
Dividends Paid ($0.25 Per Share)	—	—	—	(1,277)	—	—	(1,277)
June 30, 2023	5,733,408	$2,389	$84,325	$70,314	$(14,100)	$(26,339)	$116,589

Three Months Ended June 30, 2022	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

March 31, 2022	5,701,758	$2,376	$83,422	$59,343	$(12,367)	$(10,618)	$122,156
Comprehensive Loss:
Net Income	—	—	—	118	—	—	118
Other Comprehensive Loss	—	—	—	—	—	(6,810)	(6,810)
Restricted Stock Awards Forfeited	(325)	—	43	—	(43)	—	—
Restricted Stock Awards Granted	1,000	—	—	—	—	—	—
Stock-Based Compensation Expense	—	—	149	—	—	—	149
Treasury Stock Purchased, at cost (27,439 shares)	—	—	—	—	(605)	—	(605)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,236)	—	—	(1,236)
June 30, 2022	5,702,433	$2,376	$83,614	$58,225	$(13,015)	$(17,428)	$113,772

The accompanying notes are an integral part of these consolidated financial statements

Six Months Ended June 30, 2023	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2022	5,708,433	$2,379	$83,953	$63,861	$(13,797)	$(26,241)	$110,155
Adoption of Accounting Standard ASU 2016-13	—	—	—	2,092	—	—	2,092
Balance at January 1, 2023, adjusted	5,708,433	$2,379	$83,953	$65,953	$(13,797)	$(26,241)	$112,247
Comprehensive Income:
Net Income	—	—	—	6,915	—	—	6,915
Other Comprehensive Loss	—	—	—	—	—	(98)	(98)
Restricted Stock Awards Granted	24,975	10	(10)	—	—	—	—
Restricted Stock Awards Forfeited	—	—	21	—	(21)	—	—
Stock-Based Compensation Expense	—	—	361	—	—	—	361
Exercise of Stock Options	—	—	—	—	45	—	45
Treasury stock purchased, at cost (14,478 shares)	—	—	—	—	(327)	—	(327)
Dividends Paid ($0.50 Per Share)	—	—	—	(2,554)	—	—	(2,554)
June 30, 2023	5,733,408	$2,389	$84,325	$70,314	$(14,100)	$(26,339)	$116,589

Six Months Ended June 30, 2022	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2021	5,680,993	$2,367	$83,294	$57,534	$(9,144)	$(927)	$133,124
Comprehensive Loss:
Net Income	—	—	—	3,165	—	—	3,165
Other Comprehensive Loss	—	—	—	—	—	(16,501)	(16,501)
Restricted Stock Awards Forfeited	(325)	—	47	—	(47)	—	—
Restricted Stock Awards Granted	21,765	9	(9)	—	—	—	—
Stock-Based Compensation Expense	—	—	279	—	—	—	279
Exercise of Stock Options	—	—	3	—	164	—	167
Treasury Stock Purchased, at cost (159,279 shares)	—	—	—	—	(3,988)	—	(3,988)
Dividends Paid ($0.48 Per Share)	—	—	—	(2,474)	—	—	(2,474)
June 30, 2022	5,702,433	$2,376	$83,614	$58,225	$(13,015)	$(17,428)	$113,772
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2023	2022
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$6,915	$3,165
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net Amortization on Securities	40	36
Depreciation and Amortization	1,420	1,282
Provision for Credit Losses - Loans	572	3,784
Recovery for Credit Losses - Unfunded Commitments	(60)	—
Loss on Securities	332	206
Gain on Purchased Tax Credits	(14)	(28)
Income from Bank-Owned Life Insurance	(280)	(278)
Proceeds From Mortgage Loans Sold	269	—
Originations of Mortgage Loans for Sale	(266)	—
Loss on Sale of Loans	3	—
Gain on Sale of Other Real Estate Owned and Repossessed Assets	—	(1)
Noncash Expense for Stock-Based Compensation	361	279
(Increase) Decrease in Accrued Interest Receivable	(561)	36
Net (Gain) Loss on Disposal of Fixed Assets	(11)	8
Decrease in Taxes Payable	(839)	(2,462)
Increase (Decrease) in Accrued Interest Payable	963	(42)
Other, Net	(308)	(725)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,536	5,260
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	8,135	17,021
Purchases of Securities	—	(26,826)
Net Increase in Loans	(45,113)	(9,576)
Purchase of Premises and Equipment	(1,345)	(262)
Proceeds from Disposal of Premises and Equipment	36	—
Proceeds From a Claim on Bank-Owned Life Insurance	731	—
Proceeds From Sale of Other Real Estate Owned	—	37
(Increase) Decrease in Restricted Equity Securities	(503)	599
NET CASH USED IN INVESTING ACTIVITIES	(38,059)	(19,007)
FINANCING ACTIVITIES
Net Decrease in Deposits	(5,188)	(11,423)
Net Decrease in Short-Term Borrowings	(8,060)	(7,088)
Proceeds From Other Borrowed Funds	20,000	—
Cash Dividends Paid	(2,554)	(2,474)
Treasury Stock, Purchases at Cost	(327)	(3,988)
Exercise of Stock Options	45	167
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,916	(24,806)
DECREASE IN CASH AND CASH EQUIVALENTS	(25,607)	(38,553)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	103,700	119,674
CASH AND DUE FROM BANKS AT END OF PERIOD	$78,093	$81,121

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2023	2022
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $5,462 and $1,166, Respectively)	$5,781	$1,560
SUPPLEMENTAL NONCASH DISCLOSURE:
Proceeds receivable from claims on bank-owned life insurance	664	—
Other Real Estate Acquired in Settlement of Loans	166	—
Syndicated Loans Purchased and Sold not Settled, net	6,976	—
Right of Use Asset Recognized	—	1,284
Lease Liability Recognized	—	1,284
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
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with general practice within the banking industry. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading in any material respect. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statements of Financial Condition and income and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for credit losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, impairment evaluations of securities, goodwill and intangible assets impairment, and the valuation of deferred tax assets.
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

Critical Accounting Policies; Use of Critical Accounting Estimates

The disclosures below supplement the accounting policies previously disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. The updates reflect the adoption of Financial Accounting Standard Board ("FASB") ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, referred to as ASC 326 or, more commonly, referred to as Current Expected Credit Losses (CECL).

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

The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded ACL. The ACL is reported separately as a contra-asset on the consolidated statement of financial condition. The expected credit loss for unfunded loan commitments is reported on the Consolidated Statement of Financial Condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in provision for credit losses - unfunded commitments in the Consolidated Statements of Income.

ACL on Loans Receivable
The ACL on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether loans within a pool continue to exhibit similar risk characteristics. If the risk characteristics of a loan change, such that they are no longer similar to other loans in the pool, the Company will evaluate the loan with a different pool of loans that share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. The Company evaluates the pooling methodology at least annually. Loans are charged off against the ACL when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include residential mortgage, commercial real estate mortgages, construction, commercial business, consumer and other. For most segments, the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to the aggregated discounted cash flow of each individual loan within the segment. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount.

The Company estimates the ACL on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. After the reasonable and supportable forecast period, the Company reverts, on a straight-line basis, to average historical losses. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a restructuring will be executed with an individual borrower or the renewal option is included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Also included in the ACL on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and non-accrual loans, and the effect of external factors such as competition, legal and regulatory requirements, among others. Furthermore, the Company considers the inherent uncertainty in quantitative models that are built upon historical data.

Individually Evaluated Loans
On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less estimated costs to sell at the reporting date, and the amortized cost basis of the loan.

ACL on Off-Balance Sheet Commitments
The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the ACL on unfunded loan commitments is included in other liabilities on the Consolidated Statement of Financial Condition and the related credit expense is recorded in provision for credit losses - unfunded commitments in the Consolidated Statements of Income.

ACL on Available for Sale Securities
For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

Changes in the ACL are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.0 million at June 30, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $534,000, at June 30, 2023 and is excluded from the estimate of credit losses.

Recent Accounting Standards
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 that extends the period of time preparers can utilize the reference rate reform relief guidance. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. For all entities, the amendments in ASU 2022-06 are effective upon issuance. As of June 30, 2023, the Company has identified approximately $16.2 million in outstanding loan balances and a $5.0 million corporate debt security tied to the LIBOR reference rate. The Company has not yet made any contract modifications. The Company is currently evaluating the potential impact of this guidance on its consolidated statements of financial statements and results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in thousands, except share and per share data)

Net Income	$2,757	$118	$6,915	$3,165

Weighted-Average Basic Common Shares Outstanding	5,111,987	5,147,846	5,110,799	5,172,881
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	4,147	9,129	7,597	16,263
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,116,134	5,156,975	5,118,396	5,189,144

Earnings Per Share:
Basic	$0.54	$0.02	$1.35	$0.61
Diluted	0.54	0.02	1.35	0.61

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock Options	339,123	156,118	339,123	156,118
Restricted Stock	58,527	37,940	51,727	37,940

Note 3. Securities
The following table presents the amortized cost and fair value of securities available-for-sale at the dates indicated:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,994	$—	$(8,612)	$45,382
Obligations of States and Political Subdivisions	13,810	—	(598)	13,212
Mortgage-Backed Securities - Government-Sponsored Enterprises	43,226	—	(4,818)	38,408
Collateralized Mortgage Obligations - Government Sponsored Enterprises	92,117	—	(17,418)	74,699
Corporate Debt	9,486	—	(2,126)	7,360
Total Available-for-Sale Debt Securities	212,633	—	(33,572)	179,061

Equity Securities:
Mutual Funds				875
Other				1,491
Total Equity Securities				2,366
Total Securities				$181,427

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,993	$—	$(9,359)	$44,634
Obligations of States and Political Subdivisions	14,053	—	(711)	13,342
Mortgage-Backed Securities - Government-Sponsored Enterprises	46,345	—	(4,918)	41,427
Collateralized Mortgage Obligations - Government Sponsored Enterprises	96,930	—	(17,288)	79,642
Corporate Debt	9,487	—	(1,172)	8,315
Total Available-for-Sale Debt Securities	220,808	—	(33,448)	187,360

Equity Securities:
Mutual Funds				875
Other				1,823
Total Equity Securities				2,698
Total Securities				$190,058

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	June 30, 2023
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	13	$45,382	$(8,612)	13	$45,382	$(8,612)
Obligations of States and Political Subdivisions	23	9,343	(413)	10	3,869	(185)	33	13,212	(598)
Mortgage Backed Securities- Government Sponsored Enterprises	24	13,333	(781)	18	25,075	(4,037)	42	38,408	(4,818)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	1	59	(1)	20	74,640	(17,417)	21	74,699	(17,418)
Corporate Debt	—	—	—	3	7,360	(2,126)	3	7,360	(2,126)
Total	48	$22,735	$(1,195)	64	$156,326	$(32,377)	112	$179,061	$(33,572)

	December 31, 2022
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	1	$2,600	$(400)	12	$42,034	$(8,959)	13	$44,634	$(9,359)
Obligations of States and Political Subdivisions	34	13,342	(711)	—	—	—	34	13,342	(711)
Mortgage Backed Securities- Government Sponsored Enterprises	34	19,433	(1,018)	8	21,994	(3,900)	42	41,427	(4,918)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	12	25,395	(3,393)	10	54,247	(13,895)	22	79,642	(17,288)
Corporate Debt	1	1,665	(335)	2	6,650	(837)	3	8,315	(1,172)
Total	82	$62,435	$(5,857)	32	$124,925	$(27,591)	114	$187,360	$(33,448)
For debt securities, the Company does not believe that any individual unrealized loss as of June 30, 2023 or December 31, 2022, represents a credit related impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate a credit related impairment. The unrealized losses on securities at June 30, 2023 and December 31, 2022 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities.

The Company does not intend to sell, and it is more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Total securities available to be pledged have a fair value of $171.7 million at June 30, 2023 and $179.0 million at December 31, 2022 of which securities with a fair value of $171.4 million and $175.6 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure uninsured public deposits, short-term borrowings and for other purposes as required or permitted by law.
The following table presents the scheduled maturities of debt securities as of the date indicated:

	June 30, 2023
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$—	$—
Due after One Year through Five Years	26,527	23,478
Due after Five Years through Ten Years	57,391	49,177
Due after Ten Years	128,715	106,406
Total	$212,633	$179,061
The following table presents the gain and loss on equity securities from both realized sales and unrealized market adjustments for the periods indicated. There were no realized gain or loss on sales of debt securities for the periods indicated. All gains and losses presented in the table below are reported in Net Loss on Securities on the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in thousands)

Equity Securities
Net Unrealized Loss Recognized on Securities Held	$(100)	$(199)	$(332)	$(206)
Net Realized Gain Recognized on Securities Sold	—	—	—	—
Net Loss on Equity Securities	$(100)	$(199)	$(332)	$(206)
Net Loss on Securities	$(100)	$(199)	$(332)	$(206)
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
The following table presents the classifications of loans as of the dates indicated.

	June 30, 2023	December 31, 2022
(Dollars in thousands)

Real Estate:
Residential	$338,493	$330,725
Commercial	458,614	436,805
Construction	44,523	44,923
Commercial and Industrial	102,266	70,044
Consumer	134,788	146,927
Other	22,470	20,449
Total Loans	1,101,154	1,049,873
Allowance for Credit Losses	(10,666)	(12,819)
Loans, Net	$1,090,488	$1,037,054

Net unamortized PPP loan origination fees as of June 30, 2023 and December 31, 2022 were $1,000 and $5,000, respectively. Additionally, $1,000 and $4,000 of net PPP loan origination fees were earned for the three and six months ended June 30, 2023, respectively, compared to $130,000 and $534,000 for the three and six months ended June 30, 2022, respectively. All PPP loans are classified as commercial and industrial loans held for investment. No allowance for credit loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

Total unamortized net deferred loan fees were $1.1 million and $1.2 million at June 30, 2023 and December 31, 2022, respectively.

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
The following table presents the Company’s loans by year of origination, loan segmentation and risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2023. There were no loans in the criticized category of loss.

	Classified Loans by Origination Year (as of June 30, 2023)
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$18,613	$45,643	$43,464	$60,025	$40,379	$113,249	$14,213	$335,586
Special Mention	—	—	514	—	—	411	—	925
Substandard	—	—	154	—	—	1,828	—	1,982
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	18,613	45,643	44,132	60,025	40,379	115,488	14,213	338,493
Commercial
Pass	33,675	76,166	92,455	50,075	49,195	116,799	1,732	420,097
Special Mention	—	—	1,496	2,970	5,576	15,509	—	25,551
Substandard	—	—	—	—	4,521	8,445	—	12,966
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	33,675	76,166	93,951	53,045	59,292	140,753	1,732	458,614
Construction
Pass	7,694	15,531	10,184	7,784	—	—	937	42,130
Special Mention	—	1,249	850	—	—	1	—	2,100
Substandard	—	—	—	—	—	293	—	293
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	7,694	16,780	11,034	7,784	—	294	937	44,523
Commercial and Industrial
Pass	22,732	17,719	9,665	6,188	3,756	930	30,027	91,017
Special Mention	—	—	—	18	5	3,314	3,533	6,870
Substandard	—	—	—	—	—	4,012	—	4,012
Doubtful	—	—	—	—	—	367	—	367
Loss	—	—	—	—	—	—	—	—
Total	22,732	17,719	9,665	6,206	3,761	8,623	33,560	102,266
Consumer
Pass	14,617	57,770	31,372	13,857	5,940	6,939	4,091	134,586
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	77	20	2	—	103	—	202
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	14,617	57,847	31,392	13,859	5,940	7,042	4,091	134,788
Other
Pass	—	15,312	47	685	1,337	4,189	851	22,421
Special Mention	—	—	—	—	—	49	—	49
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	—	15,312	47	685	1,337	4,238	851	22,470
Total Loans	$97,331	$229,467	$190,221	$141,604	$110,709	$276,438	$55,384	$1,101,154
Gross Charge Offs	$—	$92	$21	$—	$—	$105	$16	$234

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

	June 30, 2023
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$334,719	$2,155	$144	$—	$2,299	$1,475	$338,493
Commercial	456,563	—	—	—	—	2,051	458,614
Construction	44,105	418	—	—	418	—	44,523
Commercial and Industrial	101,899	—	—	—	—	367	102,266
Consumer	133,915	590	81	—	671	202	134,788
Other	22,470	—	—	—	—	—	22,470
Total Loans	$1,093,671	$3,163	$225	$—	$3,388	$4,095	$1,101,154

	December 31, 2022
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$325,591	$3,451	$34	$—	$3,485	$1,649	$330,725
Commercial	434,933	58	—	—	58	1,814	436,805
Construction	44,923	—	—	—	—	—	44,923
Commercial and Industrial	69,621	8	—	—	8	415	70,044
Consumer	145,887	854	66	—	920	120	146,927
Other	20,449	—	—	—	—	—	20,449
Total Loans	$1,041,404	$4,371	$100	$—	$4,471	$3,998	$1,049,873

Additional interest income that would have been recorded if the loans that were nonaccrual at June 30, 2023 were current was $61,000 and $86,000 for the three and six months ended June 30, 2023, respectively, and $43,000 and $94,000 for the three and six months ended June 30, 2022, respectively.
The following table sets forth the amounts for amortized cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the date indicated.

	June 30, 2023
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,475	$—	$—	$1,475
Commercial	2,051	—	—	2,051
Commercial and Industrial	367	—	—	367
Consumer	202	—	—	202
Total Nonaccrual Loans	$4,095	$—	$—	4,095

Other Real Estate Owned:
Residential				129
Commercial				37
Total Other Real Estate Owned				166

Total Nonperforming Assets				$4,261
No interest income on nonaccrual loans was recognized during the three and six months ended June 30, 2023.
In conjunction with the adoption of ASU 2016-13, ASU 2022-02 was adopted and eliminates the troubled debt restructurings ("TDR") recognition and measurement. With the elimination of TDRs, ASU 2022-02 requires that all modifications and refinancing, including those with borrowers that are experiencing financial difficulty are subject to the modification guidance in ASC 310-20. Loan modifications could meet the definition of a new loan if certain terms of the loan are modified to the benefit of the lender and the modification to the terms of the loan are more than minor. Both of these criteria have to be met to define the modification as a new loan. If a loan modification meets the criteria of new loan, then the new loan should include the remaining net investment in the original loan, additional funds advanced, fees received, and direct loan origination costs with the refinancing or restructuring. Additionally, the effective interest rate should be recalculated based on the amortized cost basis of the new loan and reassess contractual cash flow. For the three and six months ended June 30, 2023, there were no new loan modifications to borrowers experiencing financial difficulty in the past 12 months under the current guidance.

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
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $756,000 and $1.4 million at June 30, 2023 and December 31, 2022, respectively.

The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

March 31, 2023	$2,156	$3,056	$805	$1,997	$2,098	$158	$—	$10,270
Charge-offs	(97)	—	—	—	(51)	—	—	(148)
Recoveries	1	23	—	8	20	—	—	52
Provision (Recovery) for Credit Losses - Loans	296	137	133	135	(219)	10	—	492
June 30, 2023	$2,356	$3,216	$938	$2,140	$1,848	$168	$—	$10,666

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2022	$2,074	$5,810	$502	$2,313	$1,517	$—	$603	$12,819
Impact of ASC 326 - Loans	137	(3,244)	488	(1,057)	774	120	(603)	(3,385)
Charge-offs	(97)	—	—	—	(104)	—	—	(201)
Recoveries	14	23	—	766	58	—	—	861
Provision (Recovery) for Credit Losses - Loans	228	627	(52)	118	(397)	48	—	572
June 30, 2023	$2,356	$3,216	$938	$2,140	$1,848	$168	$—	$10,666
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

(in thousands)	Allowance for Credit Losses
Balance at March 31, 2023	$718
Impact of CECL adoption	—
Recovery for credit losses - unfunded commitments	(60)
Balance at June 30, 2023	$658

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$—
Impact of CECL adoption	718
Recovery for credit losses - unfunded commitments	(60)
Balance at June 30, 2023	$658

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. During the three and six months ended June 30, 2023, there were no loans that required a credit loss to be individually assigned.
The following tables present the activity in the allowance for credit losses summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated, prior to the adoption of ASU 2016-13.

	December 31, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$21	$—	$3	$—	$—	$—	$24
Collectively Evaluated for Potential Impairment	$2,074	$5,789	$502	$2,310	$1,517	$—	$603	$12,795

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

March 31, 2022	$1,472	$6,326	$704	$1,130	$1,292	$—	$671	$11,595
Charge-offs	(15)	—	—	(2,712)	(20)	—	—	(2,747)
Recoveries	126	—	—	57	18	—	—	201
Provision (Recovery)	71	(303)	(233)	3,874	212	—	163	3,784
June 30, 2022	$1,654	$6,023	$471	$2,349	$1,502	$—	$834	$12,833

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2021	$1,420	$5,960	$1,249	$1,151	$1,050	$—	$752	$11,582
Charge-offs	(32)	—	—	(2,712)	(40)	—	—	(2,784)
Recoveries	128	—	—	68	55	—	—	251
Provision (Recovery)	138	63	(778)	3,842	437	—	82	3,784
June 30, 2022	$1,654	$6,023	$471	$2,349	$1,502	$—	$834	$12,833

	June 30, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$86	$—	$244	$—	$—	$—	$330
Collectively Evaluated for Potential Impairment	$1,654	$5,937	$471	$2,105	$1,502	$—	$834	$12,503

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated, prior to the adoption of ASU 2016-13.

	December 31, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,042	$13,217	$318	$512	$—	$—	$15,089
Collectively Evaluated for Potential Impairment	329,683	423,588	44,605	69,532	146,927	20,449	1,034,784
Total Loans	$330,725	$436,805	$44,923	$70,044	$146,927	$20,449	$1,049,873
The following table presents changes in the accretable discount on the loans acquired at fair value at the dates indicated.

Accretable Discount
(Dollars in Thousands)

December 31, 2022	$487
Accretable Yield	(122)
June 30, 2023	$365

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
The recorded investment of loans evaluated for impairment decreased $15.1 million at June 30, 2023 compared to December 31, 2022 and was primarily related to commercial real estate loans.

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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers into or out of Level 3 during the six months ended June 30, 2023 or year ended December 31, 2022.

	Fair Value Hierarchy	June 30, 2023	December 31, 2022
(Dollars in thousands)

Securities:
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$45,382	$44,634
Obligations of States and Political Subdivisions	Level 2	13,212	13,342
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	38,408	41,427
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	74,699	79,642
Corporate Debt	Level 2	7,360	8,315
Total Available-for-Sale Debt Securities		179,061	187,360

Equity Securities
Mutual Funds	Level 1	875	875
Other	Level 1	1,491	1,823
Total Equity Securities		2,366	2,698
Total Securities		$181,427	$190,058
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

Financial Asset	Fair Value Hierarchy	June 30, 2023	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

OREO	Level 3	$122	Appraisal of Collateral (1)	Liquidation Expenses (2)	10%	to	50%	36.6%

Financial Asset	Fair Value Hierarchy	December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Individually Evaluated Loans	Level 3	$1,591	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	8%	7.2%
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

Expected credit losses on individually evaluated loans deemed to be collateral dependent are valued based upon the lower of amortized cost or fair value of the underlying collateral less costs to sell. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At June 30, 2023, the Company did not have any loans that would be required to be remeasured. At December 31, 2022, the fair value of individually evaluated loans consisted of loan balances of $1.6 million less their specific valuation allowances of $24,000.
The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. MSRs are reported in Other Assets in the Consolidated Statements of Financial Condition and are amortized into mortgage servicing income in Other Income in the Consolidated Statements of Income. At June 30, 2023 and December 31, 2022, the Company did not have any MSRs that would be required to be remeasured.
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
The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		June 30, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$60,287	$60,287	$82,957	$82,957
Noninterest-Earning	Level 1	17,806	17,806	20,743	20,743
Securities	See Above	181,427	181,427	190,058	190,058
Loans, Net	Level 3	1,090,488	1,051,815	1,037,054	1,011,098
Restricted Stock	Level 2	3,252	3,252	2,749	2,749
Mortgage Servicing Rights	Level 3	585	998	633	1,000
Accrued Interest Receivable	Level 2	4,544	4,544	3,983	3,983
Financial Liabilities:
Deposits	Level 2	1,263,315	1,259,640	1,268,503	1,264,846
Short-Term Borrowings	Level 2	—	—	8,060	8,060
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	19,922	—	—
Subordinated Debt	Level 2	14,658	12,355	14,638	13,490
Accrued Interest Payable	Level 2	1,318	1,318	355	355

Note 6. Commitments and Contingent Liabilities
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

	June 30, 2023	December 31, 2022
(Dollars in thousands)

Standby Letters of Credit	$110	$110
Performance Letters of Credit	838	1,064
Construction Mortgages	43,464	45,722
Personal Lines of Credit	7,355	6,824
Overdraft Protection Lines	4,947	5,241
Home Equity Lines of Credit	23,459	22,784
Commercial Lines of Credit	65,250	74,921
Total Commitments	$145,423	$156,666
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

Note 7. Leases
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in thousands)

Operating Lease Expense	$77	$89	$154	$171
Short-Term Lease Expense	—	1	—	1
Variable Lease Expense	8	7	15	14
Total Lease Expense	$85	$97	$169	$186

	June 30, 2023	December 31, 2022
(Dollars in thousands)

Operating Leases:
ROU Assets	$1,801	$1,926
Weighted Average Lease Term in Years	7.80	8.13
Weighted Average Discount Rate	2.87%	2.87%

June 30, 2023
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$360
Due After One Year to Two Years	331
Due After Two Years to Three Years	233
Due After Three Years to Four Years	236
Due After Four to Five Years	225
Due After Five Years	776
Total	$2,161
Less: Present Value Discount	223
Lease Liabilities	$1,938

There were no new lease agreements entered into during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company entered into a new lease agreement for the McMurray, PA branch, for a 10-year term ending March 31, 2032, as well as a new lease agreement for the Waynesburg branch, for a 5-year term ending July 31, 2027.

Note 8. Other Noninterest Expense
The details of other noninterest expense for the Company’s Consolidated Statements of Income for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in thousands)

Non-Employee Compensation	$151	$139	$302	$270
Printing and Supplies	70	46	124	127
Postage	59	33	162	137
Telephone	124	119	268	258
Charitable Contributions	24	39	58	80
Dues and Subscriptions	43	39	121	97
Loan Expenses	90	124	147	250
Meals and Entertainment	27	38	41	68
Travel	52	34	106	73
Training	17	13	51	31
Bank Assessment	46	47	98	94
Insurance	83	69	156	131
Miscellaneous	109	98	207	221
Total Other Noninterest Expense	$895	$838	$1,841	$1,837

Note 9. Segment and Related Information
At June 30, 2023, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

June 30, 2023
Assets	$1,432,181	$5,576	$131,258	$(136,282)	$1,432,733
Liabilities	1,317,617	2,337	14,669	(18,479)	1,316,144
Stockholders' Equity	114,564	3,239	116,589	(117,803)	116,589

December 31, 2022
Assets	$1,409,510	$5,585	$124,879	$(131,036)	$1,408,938
Liabilities	1,301,783	1,996	14,724	(19,720)	1,298,783
Stockholders' Equity	107,727	3,589	110,155	(111,316)	110,155

Three Months Ended June 30, 2023
Interest and Dividend Income	$15,182	$2	$1,297	$(1,278)	$15,203
Interest Expense	3,926	—	157	—	4,083
Net Interest and Dividend Income	11,256	2	1,140	(1,278)	11,120
Provision for Credit Losses - Loans	492	—	—	—	492
Recovery for Credit Losses - Unfunded Commitments	(60)	—	—	—	(60)
Net Interest and Dividend Income After Provision for Credit Losses	10,824	2	1,140	(1,278)	10,688
Noninterest Income (Loss)	810	1,545	(86)	—	2,269
Noninterest Expense	8,457	1,044	—	—	9,501
Undistributed Net Income of Subsidiary	357	—	1,656	(2,013)	—
Income Before Income Tax Expense (Benefit)	3,534	503	2,710	(3,291)	3,456
Income Tax Expense (Benefit)	600	146	(47)	—	699
Net Income	$2,934	$357	$2,757	$(3,291)	$2,757

Six Months Ended June 30, 2023
Interest and Dividend Income	$29,405	$3	$2,593	$(2,553)	$29,448
Interest Expense	6,433	—	311	—	6,744
Net Interest and Dividend Income	22,972	3	2,282	(2,553)	22,704
Provision for Credit Losses - Loans	572	—	—	—	572
Recovery for Credit Losses - Unfunded Commitments	(60)	—	—	—	(60)
Net Interest and Dividend Income After Provision for Credit Losses	22,460	3	2,282	(2,553)	22,192
Noninterest Income (Loss)	1,911	3,501	(332)	—	5,080
Noninterest Expense	16,382	2,143	5	—	18,530
Undistributed Net Income of Subsidiary	965	—	4,842	(5,807)	—
Income Before Income Tax Expense (Benefit)	8,954	1,361	6,787	(8,360)	8,742
Income Tax Expense (Benefit)	1,559	396	(128)	—	1,827
Net Income	$7,395	$965	$6,915	$(8,360)	$6,915

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

Three Months Ended June 30, 2022
Interest and Dividend Income	$10,940	$2	$1,255	$(1,239)	$10,958
Interest Expense	640	—	155	—	795
Net Interest and Dividend Income	10,300	2	1,100	(1,239)	10,163
Provision for Credit Losses	3,784	—	—	—	3,784
Net Interest and Dividend Income After Provision for Credit Losses	6,516	2	1,100	(1,239)	6,379
Noninterest Income (Loss)	903	1,369	(167)	—	2,105
Noninterest Expense	7,420	985	5	—	8,410
Undistributed Net Income (Loss) of Subsidiary	273	—	(897)	624	—
Income Before Income Tax (Benefit) Expense	272	386	31	(615)	74
Income Tax (Benefit) Expense	(70)	113	(87)	—	(44)
Net Income	$342	$273	$118	$(615)	$118

Six Months Ended June 30, 2022
Interest and Dividend Income	$21,535	$3	$2,534	$(2,498)	$21,574
Interest Expense	1,208	—	310	—	1,518
Net Interest and Dividend Income	20,327	3	2,224	(2,498)	20,056
Provision for Loan Losses	3,784	—	—	—	3,784
Net Interest and Dividend Income After Provision for Loan Losses	16,543	3	2,224	(2,498)	16,272
Noninterest Income	1,680	3,166	(128)	—	4,718
Noninterest Expense	15,065	1,992	9	—	17,066
Undistributed Net Income of Subsidiary	834	—	955	(1,789)	—
Income Before Income Tax Expense (Benefit)	3,992	1,177	3,042	(4,287)	3,924
Income Tax Expense (Benefit)	540	343	(124)	—	759
Net Income	$3,452	$834	$3,166	$(4,287)	$3,165

Note 10. Stock Based Compensation
The following table presents stock option information for the period indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2022	283,748	$24.52	5.6
Granted	68,975	21.63
Exercised	(2,000)	22.25
Forfeited	(2,600)	25.25
Outstanding Options at June 30, 2023	348,123	$23.95	6.0

Exercisable Options at June 30, 2023	189,549	$24.54	3.5

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at June 30, 2023	158,574	$23.25	9.1

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Term in Years			6.5
Expected Volatility			29.5%
Expected Dividends			$1.00
Risk Free Rate of Return			3.63%
Weighted Average Grant Date Fair Value (per share)			$4.37
The following table presents restricted stock award information for the period indicated

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2022	64,125	$24.32	4.3
Granted	24,975	21.66
Vested	(4,408)	26.00
Forfeited	(860)	24.36
Nonvested Restricted Stock at June 30, 2023	83,832	$23.44	4.1
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $187,000 and $149,000 for the three months ended June 30, 2023 and 2022. Stock based compensation was $361,000 and $279,000 for the six months ended June 30, 2023 and 2022.
As of June 30, 2023 and December 31, 2022, total unrecognized compensation expense was $650,000 and $430,000, respectively, related to stock options, and $1.7 million and $1.4 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at June 30, 2023 and December 31, 2022 exceeds the exercise price of the stock options. The intrinsic value of stock options was $35,000 and $25,000 at June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023 and December 31, 2022, respectively, there were 203,775 and 333,335 shares available under the Plan to be issued in connection with the exercise of stock options, and 81,510 and 133,334 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by two and one-half shares for each restricted stock award or unit share granted.

Note 11. Subsequent Events
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
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2023, compared to the consolidated financial condition as of December 31, 2022 and the consolidated results of operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

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

Explanation of Use of Non-GAAP Financial Measures
In addition to financial measures presented in accordance with U.S. GAAP, we present certain non-GAAP financial measures. We believe these non-GAAP financial measures provide useful information in understanding our underlying results of operations or financial position and our business and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Non-GAAP adjusted items impacting the Company's financial performance are identified to assist investors in providing a complete understanding of factors and trends affecting the Company’s business and in analyzing the Company’s operating results on the same basis as that applied by management. Although we believe that these non-GAAP financial measures enhance the understanding of our business and performance, they should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with similar non-GAAP measures which may be presented by other companies. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.
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
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(Dollars in thousands)

Interest Income (GAAP)	$15,203	$10,958	$29,448	$21,574
Adjustment to FTE Basis	35	34	65	71
Interest Income (FTE) (Non-GAAP)	15,238	10,992	29,513	21,645
Interest Expense (GAAP)	4,083	795	6,744	1,518
Net Interest Income (FTE) (Non-GAAP)	$11,155	$10,197	$22,769	$20,127

Net Interest Rate Spread (GAAP)	2.78%	3.00%	2.95%	3.00%
Adjustment to FTE Basis	0.01	0.01	0.01	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	2.79	3.01	2.96	3.01

Net Interest Margin (GAAP)	3.29%	3.12%	3.40%	3.10%
Adjustment to FTE Basis	0.01	0.01	0.01	0.01
Net Interest Margin (FTE) (Non-GAAP)	3.30	3.13	3.41	3.11

Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	June 30, 2023	December 31, 2022
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$116,589	$110,155
Goodwill and Other Intangible Assets, Net	(12,354)	(13,245)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$104,235	$96,910

Common Shares Outstanding (Denominator)	5,111,678	5,100,189

Book Value per Common Share (GAAP)	$22.81	$21.60

Tangible Book Value per Common Share (Non-GAAP)	$20.39	$19.00

Consolidated Statements of Financial Condition Analysis
Assets
Total assets increased $23.8 million, or 1.7%, to $1.43 billion at June 30, 2023 compared to $1.41 billion at December 31, 2022.
Cash and Securities
•Cash and due from banks decreased $25.6 million, or 24.7%, to $78.1 million at June 30, 2023, compared to $103.7 million at December 31, 2022, due to loan growth.
•Securities decreased $8.6 million, or 4.5%, to $181.4 million at June 30, 2023, compared to $190.1 million at December 31, 2022. The securities balance was primarily impacted by $8.1 million of repayments on mortgage-backed and collateralized mortgage obligation securities and a $332,000 decrease in the market value in the equity securities portfolio, which is primarily comprised of bank stocks.

Loans, Allowance for Credit Losses (ACL) and Credit Quality
•Total loans increased $51.3 million, or 4.9%, to $1.10 billion at June 30, 2023 compared to $1.05 billion at December 31, 2022. Loan growth was driven by increases in commercial and industrial loans, commercial real estate and residential mortgages of $32.2 million, $21.8 million, and $7.8 million, respectively, partially offset by a decrease in consumer loans of $12.1 million. Growth in commercial and industrial loans included the purchase of $8.9 million of syndicated loans.
•The ACL - Loans was $10.7 million at June 30, 2023 and $12.8 million at December 31, 2022. As a result, the ACL - Loans to total loans was 0.97% at June 30, 2023 compared to 1.22% at December 31, 2022. The change in the ACL -Loans was primarily due to the Company's adoption of CECL. At adoption, the Company decreased its ACL - Loans by $3.4 million. Contributing to the change in ACL - Loans was a prior year charge-off of $2.7 million and qualitative factors that significantly impacted the incurred loss model driven by historical activity compared to the newly adopted CECL methodology that is centered around using a forecast approach.
•Net charge-offs for the three months ended June 30, 2023 were $96,000, or 0.04% of average loans on an annualized basis. Net charge-offs for the three months ended June 30, 2022 were $2.5 million, or 1.01% of average loans on an annualized basis primarily due to the aforementioned $2.7 million charge-off of a commercial and industrial loan. Net recoveries for the six months ended June 30, 2023 were $660,000 primarily due to recoveries totaling $750,000 related to the prior year charged-off loan. Net charge-offs for the six months ended June 30, 2022 were $2.5 million.
•Nonperforming loans, which includes nonaccrual loans and accruing loans past due 90 days or more, were $4.1 million at June 30, 2023 compared to $5.8 million at December 31, 2022. The decrease of $1.7 million was due to ten loans totaling $1.7 million being moved from nonaccrual to accrual status during the current period. Nonperforming loans to total loans ratio was 0.37% at June 30, 2023 compared to 0.55% at December 31, 2022.
Other
•Intangible assets decreased $891,000, or 25.6%, to $2.6 million at June 30, 2023 compared to $3.5 million at December 31, 2022 primarily due to amortization expense recognized during the period.
•Accrued interest and other assets increased $5.6 million, or 26.8%, to $26.7 million at June 30, 2023, compared to $21.1 million at December 31, 2022 due to the sale of a $2.0 million syndicated loan which was sold but not yet settled at the end of the period, and increases in accounts receivable for Exchange Underwriters, income taxes receivable and BOLI death benefit claims receivable $853,000, $761,000 and $664,000.
Liabilities
Total liabilities increased $17.4 million, or 1.3%, to $1.32 billion at June 30, 2023 compared to $1.30 billion at December 31, 2022.
Deposits
•Total deposits decreased $5.2 million to $1.26 billion as of June 30, 2023 compared to $1.27 billion at December 31, 2022. Interest-bearing demand deposits increased $62.8 million and time deposits increased $60.4 million, while non interest-bearing demand deposits decreased $74.3 million, money market deposits decreased $23.3 million and savings deposits decreased $30.8 million. The increase in interest-bearing demand deposits is primarily the result of higher interest rates attracting more customers and/or additional deposits from existing customers while higher time deposits resulted from the offering of a higher-rate certificate of deposit product. FDIC insured deposits totaled approximately 61.1% of total deposits while an additional 16.5% of deposits were collateralized with investment securities at June 30, 2023.

Borrowings
•Long-term borrowings increased $20.0 million, or 136.6%, to $34.7 million at June 30, 2023, compared to $14.6 million at December 31, 2022. During the second quarter, the Bank entered into $20.0 million of FHLB advances for a term of 24 months at 4.92%, the proceeds of which were utilized to match fund originations within the Bank's commercial and industrial loan portfolio.
•Short-term borrowings decreased $8.1 million, or 100.0%, as there were no short-term borrowings at June 30, 2023, compared to $8.1 million at December 31, 2022. At December 31, 2022, short-term borrowings were comprised entirely of securities sold under agreements to repurchase. These accounts were transitioned into other deposit products and account for a portion of the interest-bearing demand deposit increase.
Accrued Interest Payable and Other Liabilities
•Accrued interest payable and other liabilities increased $10.6 million, or 139.8%, to $18.2 million at June 30, 2023, compared to $7.6 million at December 31, 2022 primarily due to the purchase of $8.9 million of syndicated loans which were unfunded at the end of the period.
Stockholders’ Equity
Stockholders’ equity increased $6.4 million, or 5.8%, to $116.6 million at June 30, 2023, compared to $110.2 million at December 31, 2022.
•Net income was $6.9 million for the six months ended June 30, 2023.
•The Company declared and paid $2.6 million in dividends to common stockholders in the current period.
•The Company's January 1, 2023 adoption of CECL resulted in a $2.1 million positive adjustment to stockholders' equity, net of tax.
•On April 21, 2022, a $10.0 million repurchase program was authorized, with the Company repurchasing 74,656 shares at an average price of $22.38 per share since the inception of the plan. In total, the Company repurchased $274,000 of common stock since December 31, 2022. The plan expired May 1, 2023.
•Book value per share (GAAP) was $22.81 at June 30, 2023 compared to $21.60 at December 31, 2022, an increase of $1.21. Tangible book value per share (Non-GAAP) increased $1.39, or 7.3%, to $20.39 compared to $19.00 at December 31, 2022. Refer to Explanation of Use of Non-GAAP Financial Measures in this Report.

Consolidated Results of Operations for the Three Months Ended June 30, 2023 and 2022
Overview. Net income was $2.8 million for the three months ended June 30, 2023, an increase of $2.6 million compared to net income of $118,000 for the three months ended June 30, 2022.

Net Interest and Dividend Income. Net interest and dividend income increased $1.0 million, or 9.4%, to $11.1 million for the three months ended June 30, 2023 compared to $10.2 million for the three months ended June 30, 2022. Net interest margin (GAAP) increased to 3.29% for the three months ended June 30, 2023 compared to 3.12% for the three months ended June 30, 2022. Fully Tax Equivalent (FTE) net interest margin (Non-GAAP) increased 17 basis points (bps) to 3.30% for the three months ended June 30, 2023 compared to 3.13% for the three months ended June 30, 2022.
Interest and Dividend Income
•Interest and dividend income increased $4.2 million, or 38.7%, to $15.2 million for the three months ended June 30, 2023 compared to $11.0 million the three months ended June 30, 2022.
◦Interest income on loans increased $3.7 million, or 37.9%, to $13.4 million for the three months ended June 30, 2023 compared to $9.7 million for the three months ended June 30, 2022. The average balance of loans increased $71.5 million to $1.08 billion from $1.01 billion, generating $724,000 of additional interest income on loans, and the average yield increased 112 bps to 5.00% compared to 3.88% causing a $3.0 million increase in interest income on loans.
◦Interest income on interest-earning deposits at other banks increased $599,000, to $721,000 for the three months ended June 30, 2023 compared to $122,000 for the three months ended June 30, 2022 as the average yield increased 443 bps, partially offset by a decrease of $1.9 million in average balances. The increase in the average yield was the result of the Federal Reserve Board's interest rate increases.

Interest Expense
•Interest expense increased $3.3 million, or 413.6%, to $4.1 million for the three months ended June 30, 2023 compared to $795,000 for the three months ended June 30, 2022.
◦Interest expense on deposits increased $3.2 million, or 536.1%, to $3.8 million for the three months ended June 30, 2023 compared to $604,000 for the three months ended June 30, 2022. Rising market interest rates led to the repricing of interest-bearing demand and money market deposits and a shift in deposits from non interest-bearing to interest-bearing demand and time deposits and resulted in a 137 bps, or 466.9%, increase in the average cost of interest-bearing deposits compared to the three months ended June 30, 2022. This accounted for a $3.2 million increase in interest expense. Additionally, interest-bearing deposit balances increased $104.5 million, or 12.7%, to $930.1 million as of June 30, 2023 compared to $825.6 million as of June 30, 2022, accounting for a $70,000 increase in interest expense.

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

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,079,399	$13,450	5.00%	$1,007,874	$9,751	3.88%
Debt Securities
Taxable	209,292	950	1.82	228,315	988	1.73
Exempt From Federal Tax	6,180	53	3.43	9,109	73	3.21
Equity Securities	2,693	25	3.71	2,693	20	2.97
Interest-Earning Deposits at Banks	54,466	721	5.30	56,379	122	0.87
Other Interest-Earning Assets	2,783	39	5.62	3,235	38	4.71
Total Interest-Earning Assets	1,354,813	15,238	4.51	1,307,605	10,992	3.37
Noninterest-Earning Assets	51,928			84,323
Total Assets	$1,406,741			$1,391,928

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$354,497	1,582	1.79%	$260,655	111	0.17%
Savings Accounts	225,175	53	0.09	248,356	20	0.03
Money Market Accounts	194,565	1,033	2.13	188,804	61	0.13
Time Deposits	155,867	1,174	3.02	127,832	412	1.29
Total Interest-Bearing Deposits	930,104	3,842	1.66	825,647	604	0.29
Short-Term Borrowings	480	3	2.51	34,135	18	0.21
Other Borrowings	21,026	238	4.54	17,611	173	3.94
Total Interest-Bearing Liabilities	951,610	4,083	1.72	877,393	795	0.36
Noninterest-Bearing Demand Deposits	326,262			391,975
Other Liabilities	10,920			4,415
Total Liabilities	1,288,792			1,273,783
Stockholders' Equity	117,949			118,145
Total Liabilities and Stockholders' Equity	$1,406,741			$1,391,928
Net Interest Income (FTE) (Non-GAAP) (3)		$11,155			$10,197
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.79%			3.01%
Net Interest-Earning Assets (4)	$403,203			$430,212
Net Interest Margin (GAAP) (6))			3.29			3.12
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.30			3.13
Return on Average Assets (1)			0.79			0.03
Return on Average Equity (1)			9.38			0.40
Average Equity to Average Assets			8.38			8.49
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			142.37			149.03
PPP Loans	$38	$1	10.56	$5,546	$144	10.41
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

	Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$724	$2,975	$3,699
Debt Securities:
Taxable	(87)	49	(38)
Exempt From Federal Tax	(25)	5	(20)
Equity Securities	—	5	5
Cash at Other Banks	(3)	602	599
Other Interest-Earning Assets	(5)	6	1
Total Interest-Earning Assets	604	3,642	4,246

Interest Expense:
Deposits	70	3,168	3,238
Short-Term Borrowings	(34)	19	(15)
Other Borrowings	37	28	65
Total Interest-Bearing Liabilities	73	3,215	3,288
Change in Net Interest and Dividend Income	$531	$427	$958
Provision for Credit Losses. Effective January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The provision for credit losses recorded for the three months ended June 30, 2023 was $432,000 and was required primarily due to loan growth coupled with a modeled slowdown in loan prepayment speeds. This compared to $3.8 million in provision for credit losses recorded for the three months ended June 30, 2022, primarily due to the charge-off of a $2.7 million commercial and industrial loan to a borrower that ceased operations.
Noninterest Income. Noninterest income increased $164,000, or 7.8%, to $2.3 million for the three months ended June 30, 2023, compared to $2.1 million for the three months ended June 30, 2022. This increase was primarily related to a $142,000 increase in commercial and personal insurance commissions and a decrease in net losses on securities of $99,000.
Noninterest Expense. Noninterest expense increased $1.1 million, or 13.0%, to $9.5 million for the three months ended June 30, 2023 compared to $8.4 million for the three months ended June 30, 2022. Salaries and benefits increased $692,000, or 15.2%, to $5.2 million primarily due to merit increases, revenue producing staff additions and associated $160,000 of recruiting costs, and $80,000 of severance costs related to the discontinuation of indirect automobile lending. Data processing expense increased $272,000, or 61.0%, to $718,000, due to increased ongoing costs related to the fourth quarter 2022 core conversion and equipment expense increased $101,000 or 55.5%, to $283,000, due to costs associated with the implementation of new interactive teller machines.
Income Taxes. Income tax expense was $699,000 for the three months ended June 30, 2023 compared to and income tax benefit of $44,000 for the three months ended June 30, 2022. This change was primarily driven by an increase in pre-tax income to $3.5 million for the three months ended June 30, 2023 compared to $74,000 for the three months ended June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2023 and 2022
Overview. Net income was $6.9 million for the six months ended June 30, 2023, an increase of $3.8 million compared to $3.2 million for the six months ended June 30, 2022.
Net Interest and Dividend Income. Net interest and dividend income increased $2.6 million, or 13.2% to $22.7 million for the six months ended June 30, 2023 compared to $20.1 million for the six months ended June 30, 2022. Net interest margin (GAAP) increased to 3.40% for the six months ended June 30, 2023 compared to 3.10% for the six months ended June 30, 2022. Net interest margin (Non-GAAP FTE) increased 30 bps to 3.41% for the six months ended June 30, 2023 compared to 3.11% the six months ended June 30, 2022.
Interest and Dividend Income
•Interest and dividend income increased $7.9 million, or 36.5%, to $29.4 million for the six months ended June 30, 2023 compared to $21.6 million for the six months ended June 30, 2022.
◦Interest income on loans increased $6.5 million or 33.8% to $25.8 million during the six months ended June 30, 2023 compared to $19.3 million for the six months ended June 30, 2022. Average loans increased $51.6 million, while the loan yield for the six months ended June 30, 2023 increased 106 bps to 4.92% compared to 3.86% for the six months ended June 30, 2022.
◦Interest income on interest-earning deposits at other banks increased $1.4 million, to $1.5 million for the six months ended June 30, 2023 compared to $156,000 for the six months ended June 30, 2022 as the average yield increased 420 bps, and average balances increased $6.6 million. The increase in the average yield was the result of the Federal Reserve Board's interest rate increases.
Interest Expense
•Interest expense increased $5.2 million, or 344.3%, to $6.7 million for the six months ended June 30, 2023 compared to $1.5 million for the six months ended June 30, 2022.
◦Interest expense on deposits increased $5.2 million, or 459.6%, to $6.3 million for the six months ended June 30, 2023 compared to $1.1 million for the six months ended June 30, 2022. Rising market interest rates led to the repricing of interest-bearing demand and money market deposits and a shift in deposits from non interest-bearing to interest-bearing demand and time deposits and resulted in a 113 bps increase in average cost of interest-bearing deposits compared to the six months ended June 30, 2022. This accounted for a $5.1 million increase in interest expense. Additionally, interest-bearing deposits increased $76.1 million, or 9.1%, accounting for a $115,000 increase in interest expense.

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

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,060,092	$25,840	4.92%	$1,008,539	$19,322	3.86%
Debt Securities
Taxable	211,213	1,914	1.81	222,144	1,893	1.70
Tax Exempt	6,225	105	3.37	9,649	156	3.23
Equity Securities	2,693	49	3.64	2,693	42	3.12
Interest-Earning Deposits at Banks	64,455	1,526	4.74	57,829	156	0.54
Other Interest-Earning Assets	2,709	79	5.88	3,358	76	4.56
Total Interest-Earning Assets	1,347,387	29,513	4.42	1,304,212	21,645	3.35
Noninterest-Earning Assets	50,159			103,201
Total Assets	$1,397,546			$1,407,413
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$344,965	2,773	1.62%	$268,585	160	0.12%
Savings Accounts	233,689	90	0.08	246,084	38	0.03
Money Market Accounts	203,952	1,972	1.95	190,605	102	0.11
Time Deposits	128,659	1,511	2.37	129,914	834	1.29
Total Interest-Bearing Deposits	911,265	6,346	1.40	835,188	1,134	0.27
Short-Term Borrowings	910	5	1.11	36,000	37	0.21
Other Borrowings	17,850	393	4.44	17,608	347	3.97
Total Interest-Bearing Liabilities	930,025	6,744	1.46	888,796	1,518	0.34
Noninterest-Bearing Demand Deposits	344,203			388,103
Other Liabilities	6,959			6,468
Total Liabilities	1,281,187			1,283,367
Stockholders' Equity	116,359			124,046
Total Liabilities and Stockholders' Equity	$1,397,546			$1,407,413
Net Interest Income (FTE) (Non-GAAP) (3)		$22,769			$20,127
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.96%			3.01%
Net Interest-Earning Assets (4)	$417,362			$415,416
Net Interest Margin (GAAP) (6)			3.40			3.10
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.41			3.11
Return on Average Assets (1)			1.00			0.45
Return on Average Equity (1)			11.98			5.15
Average Equity to Average Assets			8.33			8.81
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			144.88			146.74
PPP Loans	$69	$4	11.69	$10,085	$589	11.78
(1)Annualized based on six months ended results.
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

	Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$989	$5,529	$6,518
Debt Securities:
Taxable	(98)	119	21
Exempt From Federal Tax	(58)	7	(51)
Equity Securities	—	7	7
Cash at Other Banks	19	1,351	1,370
Other Interest-Earning Assets	(17)	20	3
Total Interest-Earning Assets	835	7,033	7,868

Interest Expense:
Deposits	115	5,097	5,212
Short-Term Borrowings	(65)	33	(32)
Other Borrowings	4	42	46
Total Interest-Bearing Liabilities	54	5,172	5,226
Change in Net Interest and Dividend Income	$781	$1,861	$2,642
Provision for Credit Losses. The provision for credit losses was $572,000 for the six months ended June 30, 2023, and $3.8 million for the six months ended June 30, 2022.The increased provision for credit losses for the six months ended June 30, 2022 was primarily due to a provision for a single loan charge-off of $2.7 million with respect to a commercial and industrial loan to a borrower who ceased operations.
Noninterest Income. Noninterest income increased $362,000, or 7.7%, to $5.1 million for the six months ended June 30, 2023, compared to $4.7 million for the six months ended June 30, 2022. This increase was primarily related to a $303,000 increase in net gains of bank-owned life insurance claims resulting from two death claims and an increase of $267,000, or 8.4%, in insurance commissions to $3.4 million for the six months ended June 30, 2023, compared to $3.2 million for the six months ended June 30, 2022 due to higher lock-in amounts received and core business including commercial and personal insurance lines. Conversely, service fees decreased $193,000, or 17.8%, to $892,000 for six months ended June 30, 2023, compared to $1.1 million for the six months ended June 30, 2022 and the net loss on equity securities increased to $332,000 for the six months ended June 30, 2023 compared to $206,000 for the six months ended June 30, 2022, which was due to a decline of $126,000 in the market value of equity securities, comprised mainly of bank stocks.
Noninterest Expense. Noninterest expense increased $1.5 million, or 8.6%, to $18.5 million for the six months ended June 30, 2023 compared to $17.1 million for the six months ended June 30, 2022. Salaries and benefits increased $1.2 million primarily due to revenue producing staffing additions, recruiting costs and severance related to the discontinuation of indirect automobile lending. Data processing expense increased $644,000 due to increased ongoing costs related to the fourth quarter 2022 core conversion and equipment expense increased $109,000 due to costs associated with the implementation of new interactive teller machines. Conversely, contracted services decreased $354,000 due primarily to costs associated with project management of strategic initiatives during 2022.

Income Taxes. Income tax expense increased $1.1 million to $1.8 million for the six months ended June 30, 2023 compared to $759,000 for the six months ended June 30, 2022. The change between the periods is consistent with the change in pre-tax income, as pre-tax income was $8.7 million for the six months ended June 30, 2023 compared to pre-tax income of $3.9 million for the six months ended June 30, 2022.
Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 6 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of June 30, 2023 and December 31, 2022.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at June 30, 2023 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $78.1 million at June 30, 2023. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $10.1 million at June 30, 2023. In addition, at June 30, 2023, the Company had the ability to borrow up to $466.1 million from the FHLB of Pittsburgh, of which $444.1 million is available. The Company also has the ability to borrow up to $115.9 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both June 30, 2023 and December 31, 2022, currently these credit arrangements have remained unused.
At June 30, 2023, $79.1 million, or 46.7% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered. The Bank's current deposit portfolio is 61.1% insured by the FDIC, and with additional coverage of 16.5% from the Bank's investment securities; of the total deposits held at the Bank only 22.4% are uninsured.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At June 30, 2023, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $16.0 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At June 30, 2023 and December 31, 2022, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. At June 30, 2023.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	June 30, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$129,044	12.54%	$121,188	12.33%
For Capital Adequacy Purposes	46,307	4.50	44,221	4.50
To Be Well Capitalized	66,888	6.50	63,875	6.50

Tier 1 Capital (to risk weighted assets)
Actual	129,044	12.54	121,188	12.33
For Capital Adequacy Purposes	61,742	6.00	58,961	6.00
To Be Well Capitalized	82,323	8.00	78,615	8.00

Total Capital (to risk weighted assets)
Actual	140,368	13.64	133,478	13.58
For Capital Adequacy Purposes	82,323	8.00	78,615	8.00
To Be Well Capitalized	102,904	10.00	98,269	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	129,044	9.26	121,188	8.66
For Capital Adequacy Purposes	55,732	4.00	55,969	4.00
To Be Well Capitalized	69,665	5.00	69,962	5.00
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
The table below sets forth, as of June 30, 2023, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+400	$127,446	$(51,985)	(29.0)%	10.59%	(272)	$46,003	$(1,253)	(2.7)%
+300	138,247	(41,184)	(23.0)	11.19	(212)	46,270	(986)	(2.1)
+200	151,447	(27,984)	(15.6)	11.92	(139)	46,610	(646)	(1.4)
+100	165,781	(13,650)	(7.6)	12.67	(64)	46,948	(308)	(0.7)
Flat	179,431	—	—	13.31	—	47,256	—	—
(100)	190,722	11,291	6.3	13.73	42	46,696	(560)	(1.2)
(200)	197,755	18,324	10.2	13.84	53	45,613	(1,643)	(3.5)
(300)	201,794	22,363	12.5	13.73	42	44,012	(3,244)	(6.9)
(400)	198,716	19,285	10.7	13.20	(11)	42,811	(4,445)	(9.4)
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company made the following purchases of its common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30, 2023	6,792	$21.63	6,792	$8,329,501
May 1-31, 2023	—	—	—	—
June 1-30, 2023	—	—	—	—
Total	6,792	$21.63	6,792	$—
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
101
The following materials for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	August 11, 2023	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	August 11, 2023	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)