Form 10-Q
period 2023-09-30
CB Financial Services, Inc.
filed 2023-11-13
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2023, the number of shares outstanding of the Registrant’s Common Stock was 5,120,678.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2023	December 31, 2022
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$45,898	$82,957
Noninterest-Earning	6,699	20,743
Total Cash and Due From Banks	52,597	103,700

Securities:
Available-for-Sale Debt Securities, at Fair Value	170,575	187,360
Equity Securities, at Fair Value	2,329	2,698
Total Securities	172,904	190,058
Loans, Net of Allowance for Credit Losses of $10,848 and $12,819 at September 30, 2023 and December 31, 2022, Respectively	1,091,666	1,037,054
Premises and Equipment, Net	18,524	17,844
Bank-Owned Life Insurance	25,227	25,893
Goodwill	9,732	9,732
Intangible Assets, Net	2,177	3,513
Accrued Interest Receivable and Other Assets	26,665	21,144
TOTAL ASSETS	$1,399,492	$1,408,938

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$305,145	$390,405
Interest-Bearing Demand Accounts	357,381	311,825
Money Market Accounts	189,187	209,125
Savings Accounts	207,148	248,022
Time Deposits	177,428	109,126
Total Deposits	1,236,289	1,268,503

Short-Term Borrowings	—	8,060
Other Borrowings	34,668	14,638
Accrued Interest Payable and Other Liabilities	13,689	7,582
TOTAL LIABILITIES	1,284,646	1,298,783

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,742,408 Shares Issued and 5,120,678 Shares Outstanding at September 30, 2023, with 5,708,433 and 5,100,189 Shares Issued and Outstanding at December 31, 2022.	2,393	2,379
Capital Surplus	84,517	83,953
Retained Earnings	71,707	63,861
Treasury Stock, at Cost (621,730 and 608,244 Shares at September 30, 2023 and December 31, 2022, Respectively)	(14,100)	(13,797)
Accumulated Other Comprehensive Loss	(29,671)	(26,241)
TOTAL STOCKHOLDERS' EQUITY	114,846	110,155
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,399,492	$1,408,938
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$14,049	$10,815	$39,846	$30,098
Investment Securities:
Taxable	940	985	2,853	2,878
Tax-Exempt	41	49	124	172
Dividends	25	21	74	64
Other Interest and Dividend Income	819	417	2,424	649
TOTAL INTEREST AND DIVIDEND INCOME	15,874	12,287	45,321	33,861
INTEREST EXPENSE
Deposits	4,750	1,079	11,097	2,214
Short-Term Borrowings	—	19	5	56
Other Borrowings	407	174	800	522
TOTAL INTEREST EXPENSE	5,157	1,272	11,902	2,792
NET INTEREST AND DIVIDEND INCOME	10,717	11,015	33,419	31,069
Provision For Credit Losses - Loans	291	—	863	3,784
Provision For Credit Losses - Unfunded Commitments	115	—	54	—
NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR CREDIT LOSSES	10,311	11,015	32,502	27,285
NONINTEREST INCOME
Service Fees	466	544	1,359	1,629
Insurance Commissions	1,436	1,368	4,870	4,535
Other Commissions	94	244	462	512
Net Loss on Sales of Loans	—	—	(3)	—
Net Loss on Securities	(37)	(46)	(369)	(252)
Net Gain on Purchased Tax Credits	7	14	22	43
Net Gain on Disposal of Fixed Assets	—	439	11	431
Income from Bank-Owned Life Insurance	145	140	425	418
Net Gain on Bank-Owned Life Insurance Claims	—	—	303	—
Other Income	301	36	413	143
TOTAL NONINTEREST INCOME	2,412	2,739	7,493	7,459
NONINTEREST EXPENSE
Salaries and Employee Benefits	5,369	4,739	15,679	13,843
Occupancy	698	768	2,188	2,230
Equipment	265	170	766	561
Data Processing	714	540	2,289	1,471
FDIC Assessment	189	147	565	484
PA Shares Tax	217	240	672	721
Contracted Services	286	288	868	1,223
Legal and Professional Fees	320	334	748	876
Advertising	114	131	268	362
Other Real Estate Owned (Income)	(8)	(38)	(80)	(113)
Amortization of Intangible Assets	445	445	1,336	1,336
Other Expense	878	1,063	2,718	2,899
TOTAL NONINTEREST EXPENSE	9,487	8,827	28,017	25,893
Income Before Income Tax Expense	3,236	4,927	11,978	8,851
Income Tax Expense	564	998	2,392	1,757
NET INCOME	$2,672	$3,929	$9,586	$7,094
EARNINGS PER SHARE
Basic	$0.52	$0.77	$1.88	$1.38
Diluted	0.52	0.77	1.87	1.37
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,115,026	5,106,861	5,112,223	5,150,632
Diluted	5,126,546	5,118,627	5,118,279	5,165,376
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in thousands)

Net Income	$2,672	$3,929	$9,586	$7,094

Other Comprehensive Loss:
Change in Unrealized Loss on Investment Securities Available-for-Sale	(4,248)	(11,753)	(4,372)	(32,785)
Income Tax Effect	916	2,533	942	7,064
Other Comprehensive Loss, Net of Income Tax Effect	(3,332)	(9,220)	(3,430)	(25,721)
Total Comprehensive (Loss) Income	$(660)	$(5,291)	$6,156	$(18,627)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2023	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

June 30, 2023	5,733,408	$2,389	$84,325	$70,314	$(14,100)	$(26,339)	$116,589
Comprehensive Loss:
Net Income	—	—	—	2,672	—	—	2,672
Other Comprehensive Loss	—	—	—	—	—	(3,332)	(3,332)
Restricted Stock Awards Granted	9,000	4	(4)	—	—	—	—
Stock-Based Compensation Expense	—	—	196	—	—	—	196
Dividends Paid ($0.25 Per Share)	—	—	—	(1,279)	—	—	(1,279)
September 30, 2023	5,742,408	$2,393	$84,517	$71,707	$(14,100)	$(29,671)	$114,846

Three Months Ended September 30, 2022	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

June 30, 2022	5,702,433	$2,376	$83,614	$58,225	$(13,015)	$(17,428)	$113,772
Comprehensive Loss:
Net Income	—	—	—	3,929	—	—	3,929
Other Comprehensive Loss	—	—	—	—	—	(9,220)	(9,220)
Restricted Stock Awards Forfeited	—	—	34	—	(34)	—	—
Stock-Based Compensation Expense	—	—	145	—	—	—	145
Exercise of Stock Options	—	—	—	—	(2)	—	(2)
Treasury Stock Purchased, at cost (30,271 shares)	—	—	—	—	(694)	—	(694)
Dividends Paid ($0.24 Per Share)	—	—	—	(1,224)	—	—	(1,224)
September 30, 2022	5,702,433	$2,376	$83,793	$60,930	$(13,745)	$(26,648)	$106,706

The accompanying notes are an integral part of these consolidated financial statements

Nine Months Ended September 30, 2023	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2022	5,708,433	$2,379	$83,953	$63,861	$(13,797)	$(26,241)	$110,155
Adoption of Accounting Standard ASU 2016-13	—	—	—	2,092	—	—	2,092
Balance at January 1, 2023, adjusted	5,708,433	$2,379	$83,953	$65,953	$(13,797)	$(26,241)	$112,247
Comprehensive Income:
Net Income	—	—	—	9,586	—	—	9,586
Other Comprehensive Loss	—	—	—	—	—	(3,430)	(3,430)
Restricted Stock Awards Granted	33,975	14	(14)	—	—	—	—
Restricted Stock Awards Forfeited	—	—	21	—	(21)	—	—
Stock-Based Compensation Expense	—	—	557	—	—	—	557
Exercise of Stock Options	—	—	—	—	45	—	45
Treasury stock purchased, at cost (14,478 shares)	—	—	—	—	(327)	—	(327)
Dividends Paid ($0.75 Per Share)	—	—	—	(3,832)	—	—	(3,832)
September 30, 2023	5,742,408	$2,393	$84,517	$71,707	$(14,100)	$(29,671)	$114,846

Nine Months Ended September 30, 2022	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2021	5,680,993	$2,367	$83,294	$57,534	$(9,144)	$(927)	$133,124
Comprehensive Loss:
Net Income	—	—	—	7,094	—	—	7,094
Other Comprehensive Loss	—	—	—	—	—	(25,721)	(25,721)
Restricted Stock Awards Forfeited	(325)	—	81	—	(81)	—	—
Restricted Stock Awards Granted	21,765	9	(9)	—	—	—	—
Stock-Based Compensation Expense	—	—	424	—	—	—	424
Exercise of Stock Options	—	—	3	—	162	—	165
Treasury Stock Purchased, at cost (189,550 shares)	—	—	—	—	(4,682)	—	(4,682)
Dividends Paid ($0.72 Per Share)	—	—	—	(3,698)	—	—	(3,698)
September 30, 2022	5,702,433	$2,376	$83,793	$60,930	$(13,745)	$(26,648)	$106,706
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2023	2022
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$9,586	$7,094
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net Amortization on Securities	56	48
Depreciation and Amortization	2,133	1,997
Provision for Credit Losses - Loans	863	3,784
Provision for Credit Losses - Unfunded Commitments	54	—
Loss on Securities	369	252
Gain on Purchased Tax Credits	(22)	(43)
Income from Bank-Owned Life Insurance	(425)	(418)
Proceeds From Mortgage Loans Sold	269	—
Originations of Mortgage Loans for Sale	(266)	—
Loss on Sale of Loans	3	—
Gain on Sale of Other Real Estate Owned and Repossessed Assets	(13)	(1)
Noncash Expense for Stock-Based Compensation	557	424
Increase in Accrued Interest Receivable	(600)	(59)
Valuation adjustment on real estate owned	119	—
Gain on Disposal of Fixed Assets	(11)	(431)
Decrease in Taxes Payable	(632)	(947)
Increase in Accrued Interest Payable	1,390	29
Other, Net	4,236	(2,679)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,666	9,050
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	12,357	24,869
Purchases of Securities	—	(26,826)
Net Increase in Loans	(55,546)	(24,480)
Purchase of Premises and Equipment	(1,594)	(470)
Proceeds from Disposal of Premises and Equipment	46	480
Proceeds From a Claim on Bank-Owned Life Insurance	731	—
Proceeds From Sale of Other Real Estate Owned	142	37
(Increase) Decrease in Restricted Equity Securities	(517)	619
NET CASH USED IN INVESTING ACTIVITIES	(44,381)	(25,771)
FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(32,214)	49,221
Net Decrease in Short-Term Borrowings	(8,060)	(21,158)
Proceeds From Other Borrowed Funds	20,000	—
Cash Dividends Paid	(3,832)	(3,698)
Treasury Stock, Purchases at Cost	(327)	(4,682)
Exercise of Stock Options	45	165
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,388)	19,848
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,103)	3,127
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	103,700	119,674
CASH AND DUE FROM BANKS AT END OF PERIOD	$52,597	$122,801

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2023	2022
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $9,923 and $2,322, Respectively)	$10,511	$2,764
Income Taxes	2,570	3,247
SUPPLEMENTAL NONCASH DISCLOSURE:
Other Real Estate Acquired in Settlement of Loans	248	—
Syndicated Loans Purchased and Sold not Settled, net	(1,967)	—
Right of Use Asset Recognized	—	1,284
Lease Liability Recognized	—	1,284
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

ACL on Available-for-Sale Securities
For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

Changes in the ACL are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.0 million at September 30, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $534,000, at September 30, 2023 and is excluded from the estimate of credit losses.

Recent Accounting Standards
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 that extends the period of time preparers can utilize the reference rate reform relief guidance. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. For all entities, the amendments in ASU 2022-06 are effective upon issuance. As of September 30, 2023, the Company has identified one $5.0 million corporate debt security tied to the LIBOR reference rate. The Company has not yet made any contract modifications. The Company is currently evaluating the potential impact of this guidance on its consolidated statements of financial statements and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in thousands, except share and per share data)

Net Income	$2,672	$3,929	$9,586	$7,094

Weighted-Average Basic Common Shares Outstanding	5,115,026	5,106,861	5,112,223	5,150,632
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	11,520	11,766	6,056	14,744
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,126,546	5,118,627	5,118,279	5,165,376

Earnings Per Share:
Basic	$0.52	$0.77	$1.88	$1.38
Diluted	0.52	0.77	1.87	1.37

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock Options	339,123	149,367	339,123	149,367
Restricted Stock	25,352	36,490	60,727	37,490

Note 3. Securities
The following table presents the amortized cost and fair value of securities available-for-sale at the dates indicated:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,994	$—	$(9,893)	$44,101
Obligations of States and Political Subdivisions	13,813	—	(1,139)	12,674
Mortgage-Backed Securities - Government-Sponsored Enterprises	41,598	—	(5,830)	35,768
Collateralized Mortgage Obligations - Government Sponsored Enterprises	89,505	—	(18,916)	70,589
Corporate Debt	9,485	—	(2,042)	7,443
Total Available-for-Sale Debt Securities	208,395	—	(37,820)	170,575

Equity Securities:
Mutual Funds				868
Other				1,461
Total Equity Securities				2,329
Total Securities				$172,904

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,993	$—	$(9,359)	$44,634
Obligations of States and Political Subdivisions	14,053	—	(711)	13,342
Mortgage-Backed Securities - Government-Sponsored Enterprises	46,345	—	(4,918)	41,427
Collateralized Mortgage Obligations - Government Sponsored Enterprises	96,930	—	(17,288)	79,642
Corporate Debt	9,487	—	(1,172)	8,315
Total Available-for-Sale Debt Securities	220,808	—	(33,448)	187,360

Equity Securities:
Mutual Funds				875
Other				1,823
Total Equity Securities				2,698
Total Securities				$190,058

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	September 30, 2023
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	13	$44,101	$(9,893)	13	$44,101	$(9,893)
Obligations of States and Political Subdivisions	1	527	(17)	32	12,147	(1,122)	33	12,674	(1,139)
Mortgage Backed Securities- Government Sponsored Enterprises	—	—	—	42	35,768	(5,830)	42	35,768	(5,830)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	—	—	—	21	70,589	(18,916)	21	70,589	(18,916)
Corporate Debt	—	—	—	3	7,443	(2,042)	3	7,443	(2,042)
Total	1	$527	$(17)	111	$170,048	$(37,803)	112	$170,575	$(37,820)

	December 31, 2022
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	1	$2,600	$(400)	12	$42,034	$(8,959)	13	$44,634	$(9,359)
Obligations of States and Political Subdivisions	34	13,342	(711)	—	—	—	34	13,342	(711)
Mortgage Backed Securities- Government Sponsored Enterprises	34	19,433	(1,018)	8	21,994	(3,900)	42	41,427	(4,918)
Collateralized Mortgage Obligations - Government Sponsored Enterprises	12	25,395	(3,393)	10	54,247	(13,895)	22	79,642	(17,288)
Corporate Debt	1	1,665	(335)	2	6,650	(837)	3	8,315	(1,172)
Total	82	$62,435	$(5,857)	32	$124,925	$(27,591)	114	$187,360	$(33,448)
For debt securities, the Company does not believe that any individual unrealized loss as of September 30, 2023 or December 31, 2022, represents a credit related impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate a credit related impairment. The unrealized losses on securities at September 30, 2023 and December 31, 2022 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities.

The Company does not intend to sell, and it is more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Total securities available to be pledged have a fair value of $163.1 million at September 30, 2023 and $179.0 million at December 31, 2022 of which securities with a fair value of $152.1 million and $175.6 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure uninsured public deposits, short-term borrowings and for other purposes as required or permitted by law.
The following table presents the scheduled maturities of debt securities as of the date indicated:

	September 30, 2023
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$—	$—
Due after One Year through Five Years	31,868	27,619
Due after Five Years through Ten Years	51,926	43,070
Due after Ten Years	124,601	99,886
Total	$208,395	$170,575
The following table presents the gain and loss on equity securities from both realized sales and unrealized market adjustments for the periods indicated. There were no realized gain or loss on sales of debt securities for the periods indicated. All gains and losses presented in the table below are reported in Net Loss on Securities on the Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in thousands)

Equity Securities
Net Unrealized Loss Recognized on Securities Held	$(37)	$(46)	$(369)	$(252)
Net Realized Gain Recognized on Securities Sold	—	—	—	—
Net Loss on Equity Securities	$(37)	$(46)	$(369)	$(252)
Net Loss on Securities	$(37)	$(46)	$(369)	$(252)
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
The following table presents the classifications of loans as of the dates indicated.

	September 30, 2023	December 31, 2022
(Dollars in thousands)

Real Estate:
Residential	$346,485	$330,725
Commercial	466,910	436,805
Construction	41,874	44,923
Commercial and Industrial	100,873	70,044
Consumer	122,516	146,927
Other	23,856	20,449
Total Loans	1,102,514	1,049,873
Allowance for Credit Losses	(10,848)	(12,819)
Loans, Net	$1,091,666	$1,037,054

There were $5,000 of net PPP loan origination fees earned for the nine months ended September 30, 2023, compared to $651,000 for the nine months ended September 30, 2022. All PPP loans are classified as commercial and industrial loans held for investment. No allowance for credit loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

Total unamortized net deferred loan fees were $1.1 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively.

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
The following table presents the Company’s loans by year of origination, loan segmentation and risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2023. There were no loans in the criticized category of loss.

	Classified Loans by Origination Year (as of September 30, 2023)
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$27,523	$48,832	$43,523	$59,212	$39,627	$108,604	$14,092	$341,413
Special Mention	—	1,329	865	—	153	997	—	3,344
Substandard	—	—	154	—	—	1,574	—	1,728
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	27,523	50,161	44,542	59,212	39,780	111,175	14,092	346,485
Commercial
Pass	49,906	74,121	89,886	49,511	40,647	118,618	1,889	424,578
Special Mention	—	3,181	5,239	2,864	13,468	7,061	—	31,813
Substandard	—	—	—	—	2,795	7,724	—	10,519
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	49,906	77,302	95,125	52,375	56,910	133,403	1,889	466,910
Construction
Pass	9,357	10,425	4,761	7,780	—	—	791	33,114
Special Mention	4,496	3,601	663	—	—	—	—	8,760
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	13,853	14,026	5,424	7,780	—	—	791	41,874
Commercial and Industrial
Pass	26,186	15,075	8,934	5,879	3,354	3,570	29,023	92,021
Special Mention	—	—	—	15	168	3,239	1,121	4,543
Substandard	—	—	—	—	—	4,309	—	4,309
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	26,186	15,075	8,934	5,894	3,522	11,118	30,144	100,873
Consumer
Pass	13,561	53,164	28,208	12,122	4,757	5,703	4,917	122,432
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	84	—	84
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	13,561	53,164	28,208	12,122	4,757	5,787	4,917	122,516
Other
Pass	55	15,548	44	671	1,303	3,775	851	22,247
Special Mention	—	1,609	—	—	—	—	—	1,609
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	55	17,157	44	671	1,303	3,775	851	23,856
Total Loans	$131,084	$226,885	$182,277	$138,054	$106,272	$265,258	$52,684	$1,102,514
Gross Charge Offs	$—	$161	$41	$—	$—	$239	$37	$478

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

	September 30, 2023
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$341,115	$3,605	$38	$—	$3,643	$1,727	$346,485
Commercial	465,527	250	—	—	250	1,133	466,910
Construction	41,874	—	—	—	—	—	41,874
Commercial and Industrial	100,531	—	—	—	—	342	100,873
Consumer	121,616	761	55	—	816	84	122,516
Other	23,856	—	—	—	—	—	23,856
Total Loans	$1,094,519	$4,616	$93	$—	$4,709	$3,286	$1,102,514

	December 31, 2022
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$325,591	$3,451	$34	$—	$3,485	$1,649	$330,725
Commercial	434,933	58	—	—	58	1,814	436,805
Construction	44,923	—	—	—	—	—	44,923
Commercial and Industrial	69,621	8	—	—	8	415	70,044
Consumer	145,887	854	66	—	920	120	146,927
Other	20,449	—	—	—	—	—	20,449
Total Loans	$1,041,404	$4,371	$100	$—	$4,471	$3,998	$1,049,873

Additional interest income that would have been recorded if the loans that were nonaccrual at September 30, 2023 were current was $41,000 and $127,000 for the three and nine months ended September 30, 2023, respectively, and $56,000 and $142,000 for the three and nine months ended September 30, 2022, respectively.
The following table sets forth the amounts for amortized cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the date indicated.

	September 30, 2023
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,727	$—	$—	$1,727
Commercial	1,133	—	—	1,133
Commercial and Industrial	342	—	—	342
Consumer	84	—	—	84
Total Nonaccrual Loans	$3,286	$—	$—	3,286

Other Real Estate Owned:
Residential				—
Commercial				—
Total Other Real Estate Owned				—

Total Nonperforming Assets				$3,286
No interest income on nonaccrual loans was recognized during the three and nine months ended September 30, 2023.
In conjunction with the adoption of ASU 2016-13, ASU 2022-02 was adopted and eliminates the troubled debt restructurings ("TDR") recognition and measurement. With the elimination of TDRs, ASU 2022-02 requires that all modifications and refinancing, including those with borrowers that are experiencing financial difficulty are subject to the modification guidance in ASC 310-20. Loan modifications could meet the definition of a new loan if certain terms of the loan are modified to the benefit of the lender and the modification to the terms of the loan are more than minor. Both of these criteria have to be met to define the modification as a new loan. If a loan modification meets the criteria of new loan, then the new loan should include the remaining net investment in the original loan, additional funds advanced, fees received, and direct loan origination costs with the refinancing or restructuring. Additionally, the effective interest rate should be recalculated based on the amortized cost basis of the new loan and reassess contractual cash flow. For the three and nine months ended September 30, 2023, there were no new loan modifications to borrowers experiencing financial difficulty in the past 12 months under the current guidance.

The following table sets forth the amounts and categories of nonperforming assets as of December 31, 2022, prior to the adoption of ASU 2016-13. Included in nonperforming loans and assets are TDRs, which are loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties. Nonaccrual TDRs are included in their specific loan category in the nonaccrual loans section.

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
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $900,000 and $1.4 million at September 30, 2023 and December 31, 2022, respectively.

The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

June 30, 2023	$2,356	$3,216	$938	$2,140	$1,848	$168	$10,666
Charge-offs	(109)	—	—	—	(168)	—	(277)
Recoveries	27	9	—	96	36	—	168
Provision (Recovery) for Credit Losses - Loans	625	104	102	(317)	(272)	49	291
September 30, 2023	$2,899	$3,329	$1,040	$1,919	$1,444	$217	$10,848

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2022	$2,074	$5,810	$502	$2,313	$1,517	$—	$603	$12,819
Impact of ASC 326 - Loans	137	(3,244)	488	(1,057)	774	120	(603)	(3,385)
Charge-offs	(206)	—	—	—	(272)	—	—	(478)
Recoveries	41	32	—	862	94	—	—	1,029
Provision (Recovery) for Credit Losses - Loans	853	731	50	(199)	(669)	97	—	863
September 30, 2023	$2,899	$3,329	$1,040	$1,919	$1,444	$217	$—	$10,848
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

(in thousands)	Allowance for Credit Losses
Balance at June 30, 2023	$658
Impact of CECL adoption	—
Provision for credit losses - unfunded commitments	115
Balance at September 30, 2023	$773

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$—
Impact of CECL adoption	719
Provision for credit losses - unfunded commitments	54
Balance at September 30, 2023	$773

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. During the three and nine months ended September 30, 2023, there were no loans that required a credit loss to be individually assigned.
The following tables present the activity in the allowance for credit losses summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated, prior to the adoption of ASU 2016-13.

	December 31, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$21	$—	$3	$—	$—	$24
Collectively Evaluated for Potential Impairment	$2,074	$5,789	$502	$2,310	$1,517	$603	$12,795

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

June 30, 2022	$1,654	$6,023	$471	$2,349	$1,502	$—	$834	$12,833
Charge-offs	—	—	—	—	(46)	—	—	(46)
Recoveries	16	—	—	38	13	—	—	67
Provision (Recovery)	148	(24)	94	(211)	89	—	(96)	—
September 30, 2022	$1,818	$5,999	$565	$2,176	$1,558	$—	$738	$12,854

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2021	$1,420	$5,960	$1,249	$1,151	$1,050	$—	$752	$11,582
Charge-offs	(33)	—	—	(2,712)	(85)	—	—	(2,830)
Recoveries	143	—	—	106	69	—	—	318
Provision (Recovery)	288	39	(684)	3,631	524	—	(14)	3,784
September 30, 2022	$1,818	$5,999	$565	$2,176	$1,558	$—	$738	$12,854

	September 30, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$—	$68	$146	$—	$—	$—	$—	$214
Collectively Evaluated for Potential Impairment	$1,818	$5,931	$419	$2,176	$1,558	$—	$738	$12,640

The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment as of the dates indicated, prior to the adoption of ASU 2016-13.

	December 31, 2022
	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

Individually Evaluated for Impairment	$1,042	$13,217	$318	$512	$—	$—	$15,089
Collectively Evaluated for Potential Impairment	329,683	423,588	44,605	69,532	146,927	20,449	1,034,784
Total Loans	$330,725	$436,805	$44,923	$70,044	$146,927	$20,449	$1,049,873
The following table presents changes in the accretable discount on the loans acquired at fair value at the dates indicated.

Accretable Discount
(Dollars in Thousands)

December 31, 2022	$487
Accretable Yield	(183)
September 30, 2023	$304

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
The recorded investment of loans evaluated for impairment decreased $15.1 million at September 30, 2023 compared to December 31, 2022 and was primarily related to commercial real estate loans.

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
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. There were no transfers into or out of Level 3 during the nine months ended September 30, 2023 or year ended December 31, 2022.

	Fair Value Hierarchy	September 30, 2023	December 31, 2022
(Dollars in thousands)

Securities:
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$44,101	$44,634
Obligations of States and Political Subdivisions	Level 2	12,674	13,342
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	35,768	41,427
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	70,589	79,642
Corporate Debt	Level 2	7,443	8,315
Total Available-for-Sale Debt Securities		170,575	187,360

Equity Securities
Mutual Funds	Level 1	868	875
Other	Level 1	1,461	1,823
Total Equity Securities		2,329	2,698
Total Securities		$172,904	$190,058
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

Financial Asset	Fair Value Hierarchy	September 30, 2023	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

OREO	Level 3	$—	Appraisal of Collateral (1)	Liquidation Expenses (2)	100%	to	100%	100.0%

Financial Asset	Fair Value Hierarchy	December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Individually Evaluated Loans	Level 3	$1,591	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	8%	7.2%
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

Expected credit losses on individually evaluated loans deemed to be collateral dependent are valued based upon the lower of amortized cost or fair value of the underlying collateral less costs to sell. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. At September 30, 2023, the Company did not have any loans that would be required to be remeasured. At December 31, 2022, the fair value of individually evaluated loans consisted of loan balances of $1.6 million less their specific valuation allowances of $24,000.
The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. MSRs are reported in Other Assets in the Consolidated Statements of Financial Condition and are amortized into mortgage servicing income in Other Income in the Consolidated Statements of Income. At September 30, 2023 and December 31, 2022, the Company did not have any MSRs that would be required to be remeasured.
OREO properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy. As of September 30, 2023, OREO measured at fair value less costs to sell had no net carrying value, which consisted of the outstanding balance of $37,000 less write-downs of $37,000.
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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		September 30, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$45,898	$45,898	$82,957	$82,957
Noninterest-Earning	Level 1	6,699	6,699	20,743	20,743
Securities	See Above	172,904	172,904	190,058	190,058
Loans, Net	Level 3	1,091,666	1,038,708	1,037,054	1,011,098
Restricted Stock	Level 2	3,266	3,266	2,749	2,749
Mortgage Servicing Rights	Level 3	562	1,005	633	1,000
Accrued Interest Receivable	Level 2	4,583	4,583	3,983	3,983
Financial Liabilities:
Deposits	Level 2	1,236,289	1,233,322	1,268,503	1,264,846
Short-Term Borrowings	Level 2	—	—	8,060	8,060
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	19,847	—	—
Subordinated Debt	Level 2	14,668	12,491	14,638	13,490
Accrued Interest Payable	Level 2	1,745	1,745	355	355
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

	September 30, 2023	December 31, 2022
(Dollars in thousands)

Standby Letters of Credit	$110	$110
Performance Letters of Credit	915	1,064
Construction Mortgages	54,734	45,722
Personal Lines of Credit	7,676	6,824
Overdraft Protection Lines	4,728	5,241
Home Equity Lines of Credit	23,161	22,784
Commercial Lines of Credit	71,554	74,921
Total Commitments	$162,878	$156,666

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in thousands)

Operating Lease Expense	$77	$89	$231	$261
Short-Term Lease Expense	—	—	—	—
Variable Lease Expense	7	7	22	21
Total Lease Expense	$84	$96	$253	$282

	September 30, 2023	December 31, 2022
(Dollars in thousands)

Operating Leases:
ROU Assets	$1,737	$1,926
Weighted Average Lease Term in Years	7.65	8.13
Weighted Average Discount Rate	2.87%	2.87%

September 30, 2023
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$358
Due After One Year to Two Years	301
Due After Two Years to Three Years	233
Due After Three Years to Four Years	236
Due After Four to Five Years	213
Due After Five Years	730
Total	$2,071
Less: Present Value Discount	209
Lease Liabilities	$1,862

There were no new lease agreements entered into during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company entered into a new lease agreement for the McMurray, PA branch, for a 10-year term ending March 31, 2032, as well as a new lease agreement for the Waynesburg branch, for a 5-year term ending July 31, 2027.

Note 8. Other Noninterest Expense
The details of other noninterest expense for the Company’s Consolidated Statements of Income for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in thousands)

Non-Employee Compensation	$146	$139	$448	$410
Printing and Supplies	50	63	174	190
Postage	58	163	221	300
Telephone	128	132	396	390
Charitable Contributions	32	39	90	120
Dues and Subscriptions	37	24	159	121
Loan Expenses	56	209	203	459
Meals and Entertainment	40	33	81	101
Travel	62	43	167	116
Training	13	10	64	41
Bank Assessment	47	47	145	141
Insurance	86	70	243	201
Miscellaneous	123	91	327	309
Total Other Noninterest Expense	$878	$1,063	$2,718	$2,899

Note 9. Segment and Related Information
At September 30, 2023, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank. Exchange Underwriters has an independent board of directors from the Company and is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property, casualty, commercial liability, surety and other insurance products.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

September 30, 2023
Assets	$1,399,834	$5,395	$129,649	$(135,386)	$1,399,492
Liabilities	1,287,073	1,942	14,803	(19,172)	1,284,646
Stockholders' Equity	112,761	3,453	114,846	(116,214)	114,846

December 31, 2022
Assets	$1,409,510	$5,585	$124,879	$(131,036)	$1,408,938
Liabilities	1,301,783	1,996	14,724	(19,720)	1,298,783
Stockholders' Equity	107,727	3,589	110,155	(111,316)	110,155

Three Months Ended September 30, 2023
Interest and Dividend Income	$15,853	$1	$1,298	$(1,278)	$15,874
Interest Expense	5,002	—	155	—	5,157
Net Interest and Dividend Income	10,851	1	1,143	(1,278)	10,717
Provision for Credit Losses - Loans	291	—	—	—	291
Provision for Credit Losses - Unfunded Commitments	115	—	—	—	115
Net Interest and Dividend Income After Provision for Credit Losses	10,445	1	1,143	(1,278)	10,311
Noninterest Income (Loss)	1,006	1,436	(30)	—	2,412
Noninterest Expense	8,344	1,137	6	—	9,487
Undistributed Net Income of Subsidiary	214	—	1,529	(1,743)	—
Income Before Income Tax Expense (Benefit)	3,321	300	2,636	(3,021)	3,236
Income Tax Expense (Benefit)	514	86	(36)	—	564
Net Income	$2,807	$214	$2,672	$(3,021)	$2,672

Nine Months Ended September 30, 2023
Interest and Dividend Income	$45,257	$5	$3,889	$(3,830)	$45,321
Interest Expense	11,436	—	466	—	11,902
Net Interest and Dividend Income	33,821	5	3,423	(3,830)	33,419
Provision for Credit Losses - Loans	863	—	—	—	863
Provision for Credit Losses - Unfunded Commitments	54	—	—	—	54
Net Interest and Dividend Income After Provision for Credit Losses	32,904	5	3,423	(3,830)	32,502
Noninterest Income (Loss)	2,918	4,937	(362)	—	7,493
Noninterest Expense	24,725	3,281	11	—	28,017
Undistributed Net Income of Subsidiary	1,179	—	6,372	(7,551)	—
Income Before Income Tax Expense (Benefit)	12,276	1,661	9,422	(11,381)	11,978
Income Tax Expense (Benefit)	2,074	482	(164)	—	2,392
Net Income	$10,202	$1,179	$9,586	$(11,381)	$9,586

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

Three Months Ended September 30, 2022
Interest and Dividend Income	$12,267	$1	$1,246	$(1,227)	$12,287
Interest Expense	1,117	—	155	—	1,272
Net Interest and Dividend Income	11,150	1	1,091	(1,227)	11,015
Provision for Credit Losses	—	—	—	—	—
Net Interest and Dividend Income After Provision for Credit Losses	11,150	1	1,091	(1,227)	11,015
Noninterest Income (Loss)	1,343	1,406	(10)	—	2,739
Noninterest Expense	7,741	1,082	4	—	8,827
Undistributed Net Income of Subsidiary	230	—	2,807	(3,037)	—
Income Before Income Tax (Benefit) Expense	4,982	325	3,884	(4,264)	4,927
Income Tax (Benefit) Expense	948	95	(45)	—	998
Net Income	$4,034	$230	$3,929	$(4,264)	$3,929

Nine Months Ended September 30, 2022
Interest and Dividend Income	$33,802	$4	$3,779	$(3,724)	$33,861
Interest Expense	2,325	—	467	—	2,792
Net Interest and Dividend Income	31,477	4	3,312	(3,724)	31,069
Provision for Credit Losses	3,784	—	—	—	3,784
Net Interest and Dividend Income After Provision for Credit Losses	27,693	4	3,312	(3,724)	27,285
Noninterest Income (Loss)	3,023	4,572	(136)	—	7,459
Noninterest Expense	22,806	3,074	13	—	25,893
Undistributed Net Income of Subsidiary	1,064	—	3,762	(4,826)	—
Income Before Income Tax Expense (Benefit)	8,974	1,502	6,925	(8,550)	8,851
Income Tax Expense (Benefit)	1,488	438	(169)	—	1,757
Net Income	$7,486	$1,064	$7,094	$(8,550)	$7,094

Note 10. Stock Based Compensation
The following table presents stock option information for the period indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2022	283,748	$24.52	5.6
Granted	68,975	21.63
Exercised	(2,000)	22.25
Forfeited	(2,600)	25.25
Outstanding Options at September 30, 2023	348,123	$23.95	5.8

Exercisable Options at September 30, 2023	192,549	$24.45	3.3

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at September 30, 2023	155,574	$23.34	8.8

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Term in Years			6.5
Expected Volatility			29.5%
Expected Dividends			$1.00
Risk Free Rate of Return			3.63%
Weighted Average Grant Date Fair Value (per share)			$4.37
The following table presents restricted stock award information for the period indicated

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2022	64,125	$24.32	4.3
Granted	33,975	21.76
Vested	(5,408)	24.63
Forfeited	(860)	24.36
Nonvested Restricted Stock at September 30, 2023	91,832	$23.36	3.9
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $196,000 and $145,000 for the three months ended September 30, 2023 and 2022. Stock based compensation was $557,000 and $424,000 for the nine months ended September 30, 2023 and 2022.
As of September 30, 2023 and December 31, 2022, total unrecognized compensation expense was $609,000 and $430,000, respectively, related to stock options, and $1.7 million and $1.4 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at September 30, 2023 and December 31, 2022 exceeds the exercise price of the stock options. The intrinsic value of stock options was $47,000 and $25,000 at September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023 and December 31, 2022, respectively, there were 181,275 and 333,335 shares available under the Plan to be issued in connection with the exercise of stock options, and 72,510 and 133,334 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by two and one-half shares for each restricted stock award or unit share granted.

Note 11. Subsequent Events
The Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification ("ASC") 855, Subsequent Events, to be recognizable events. The following item was deemed to be a subsequent event by the Company.
On October 12, 2023, the Bank received email notification from one of its third-party vendors (the "Vendor") that the Vendor used MOVEit Transfer ("MOVEit"), a managed file transfer software developed and maintained by Progress Software Corporation ("PSC"), to transfer information in connection with processing of Bank customer accounts and item processing of Bank customer accounts, including check images, deposit slips, remote deposit capture files, and reports. The Vendor informed the Bank that its review indicates that the affected files included the following data elements for some or all of the affected Bank customers and accounts: name, business name, address, state, telephone number, date of birth, full social security number, tax ID number, account number, and routing number. The Bank estimates that approximately 33% of its customers and approximately 26% of customer accounts are affected by the Vendor incident. The Bank has notified the affected customers in writing about the Vendor incident.
PSC recently disclosed a zero-day vulnerability, a previously unknown flaw, in MOVEit that could enable malicious actors to gain unauthorized access to sensitive files and information. MOVEit is the subject of a widely reported cybersecurity event impacting numerous private organizations and governmental agencies. The Vendor, and not the Bank itself, uses MOVEit, and the Vendor has informed the Bank that it has rectified the vulnerability that allowed the incident to occur.
The Bank, along with numerous other financial institutions, uses the Vendor for certain regulatory compliance and operational support services, including account hosting and transaction processing. The Vendor has notified law enforcement and its regulators about the Vendor incident. The Bank has notified its primary banking regulators about the Vendor incident, and will continue to keep them informed.
The Company has incurred certain expenses relating to the Vendor incident, and may incur additional expenses. While the Company continues to evaluate the full scope and impact of the Vendor incident, the Company does not currently believe the Vendor incident will have a material adverse effect on the Bank's business and operations or the Company's consolidated financial statements.
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
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2023, compared to the consolidated financial condition as of December 31, 2022 and the consolidated results of operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for credit losses, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges on deposit accounts, insurance commissions, income from bank-owned life insurance and other income. Noninterest expense consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, contracted services, legal and professional fees, advertising, deposit and general insurance and other expenses.
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

The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(Dollars in thousands)

Interest Income (GAAP)	$15,874	$12,287	$45,321	$33,861
Adjustment to FTE Basis	43	31	111	105
Interest Income (FTE) (Non-GAAP)	15,917	12,318	45,432	33,966
Interest Expense (GAAP)	5,157	1,272	11,902	2,792
Net Interest Income (FTE) (Non-GAAP)	$10,760	$11,046	$33,530	$31,174

Net Interest Rate Spread (GAAP)	2.54%	3.10%	2.80%	3.03%
Adjustment to FTE Basis	0.01	0.01	0.01	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	2.55	3.11	2.81	3.04

Net Interest Margin (GAAP)	3.13%	3.29%	3.31%	3.17%
Adjustment to FTE Basis	0.01	0.01	0.01	0.01
Net Interest Margin (FTE) (Non-GAAP)	3.14	3.30	3.32	3.18
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	September 30, 2023	December 31, 2022
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$114,846	$110,155
Goodwill and Other Intangible Assets, Net	(11,909)	(13,245)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$102,937	$96,910

Common Shares Outstanding (Denominator)	5,120,678	5,100,189

Book Value per Common Share (GAAP)	$22.43	$21.60

Tangible Book Value per Common Share (Non-GAAP)	$20.10	$19.00

Consolidated Statements of Financial Condition Analysis
Assets
Total assets decreased $9.4 million, or 0.7%, to $1.40 billion at September 30, 2023 compared to $1.41 billion at December 31, 2022.
Cash and Securities
•Cash and due from banks decreased $51.1 million, or 49.3%, to $52.6 million at September 30, 2023, compared to $103.7 million at December 31, 2022, due to loan growth.
•Securities decreased $17.2 million, or 9.0%, to $172.9 million at September 30, 2023, compared to $190.1 million at December 31, 2022. The securities balance was primarily impacted by $12.4 million of repayments on mortgage-backed and collateralized mortgage obligation securities and a $369,000 decrease in the market value of the equity securities portfolio, which is primarily comprised of bank stocks.

Loans, Allowance for Credit Losses (ACL) and Credit Quality
•Total loans increased $52.6 million, or 5.0%, to $1.10 billion at September 30, 2023 compared to $1.05 billion at December 31, 2022. Loan growth was driven by increases in commercial and industrial loans, commercial real estate loans and residential mortgage loans of $30.8 million, $30.1 million, and $15.8 million, respectively, partially offset by a decrease in consumer loans of $24.4 million. Growth in commercial and industrial loans included the purchase of $8.9 million of syndicated loans. The decrease in consumer loans resulted from a reduction in indirect automobile loan production due to rising market interest rates and the discontinuation of this product offering as of June 30, 2023.
•The ACL - Loans was $10.8 million at September 30, 2023 and $12.8 million at December 31, 2022. As a result, the ACL - Loans to total loans was 0.98% at September 30, 2023 compared to 1.22% at December 31, 2022. The change in the ACL -Loans was primarily due to the Company's adoption of CECL. At adoption, the Company decreased its ACL - Loans by $3.4 million. Contributing to the change in ACL - Loans was a prior year charge-off of $2.7 million and qualitative factors that significantly impacted the incurred loss model driven by historical activity compared to the newly adopted CECL methodology that is centered around using a forecast approach.
•Net charge-offs for the three months ended September 30, 2023 were $109,000, or 0.04% of average loans on an annualized basis. Net recoveries for the three months ended September 30, 2022 were $21,000, or 0.01% of average loans on an annualized basis. Net recoveries for the nine months ended September 30, 2023 were $551,000 primarily due to recoveries totaling $750,000 related to the aforementioned prior year charged-off loan. Net charge-offs for the nine months ended September 30, 2022 were $2.5 million.
•Nonperforming loans, which include nonaccrual loans and accruing loans past due 90 days or more, were $3.3 million at September 30, 2023 compared to $5.8 million at December 31, 2022. The decrease of $2.5 million was due to ten loans totaling $1.7 million transferred from nonaccrual to accrual status during the current period and the repayment of a $1.6 million commercial real estate loan that was previously on nonaccrual status. Partially offsetting these favorable movements, a $757,000 commercial real estate loan moved to nonaccrual status during the period. Nonperforming loans to total loans ratio was 0.30% at September 30, 2023 compared to 0.55% at December 31, 2022.
Other
•Intangible assets decreased $1.3 million, or 37.0%, to $2.2 million at September 30, 2023 compared to $3.5 million at December 31, 2022 primarily due to amortization expense recognized during the period.
•Accrued interest and other assets increased $5.5 million or 26.0%, to $26.7 million at September 30, 2023, compared to $21.1 million at December 31, 2022 due to the sale of a $2.0 million syndicated loan which was sold but not yet settled at September 30, 2023, and increases in prepaid expenses and accrued interest receivable of $1.2 million and $600,000.
Liabilities
Total liabilities decreased $14.1 million, or 1.1%, to $1.28 billion at September 30, 2023 compared to $1.30 billion at December 31, 2022.
Deposits
•Total deposits decreased $32.2 million to $1.24 billion as of September 30, 2023 compared to $1.27 billion at December 31, 2022. Noninterest-bearing demand deposits decreased $85.3 million, savings deposits decreased $40.9 million and money market deposits decreased $19.9 million, while interest-bearing demand deposits increased $45.6 million and time deposits increased $68.3 million,. The increase in interest-bearing demand deposits was primarily the result of higher interest rates attracting more customers and/or additional deposits from existing customers while higher time deposits resulted from the offering of a higher-rate certificate of deposit product. FDIC insured deposits totaled approximately 60.5% of total deposits while an additional 16.9% of deposits were collateralized with investment securities at September 30, 2023.
Borrowings
•Long-term borrowings increased $20.0 million, or 136.6%, to $34.7 million at September 30, 2023, compared to $14.6 million at December 31, 2022. During the second quarter, the Bank entered into $20.0 million of FHLB advances for a term of 24 months at 4.92% per annum, the proceeds of which were utilized to match fund originations within the Bank's commercial and industrial loan portfolio.
•Short-term borrowings decreased $8.1 million, or 100.0%, as there were no short-term borrowings at September 30, 2023, compared to $8.1 million at December 31, 2022. At December 31, 2022, short-term borrowings were comprised entirely of securities sold under agreements to repurchase. These accounts were transitioned into other deposit products and account for a portion of the interest-bearing demand deposit increase.
Accrued Interest Payable and Other Liabilities
•Accrued interest payable and other liabilities increased $6.1 million, or 80.5%, to $13.7 million at September 30, 2023, compared to $7.6 million at December 31, 2022 primarily due to the purchase of $3.9 million of syndicated loans which were unfunded at the end of the period and a $1.1 million increase in accrued interest payable on certificate accounts.
Stockholders’ Equity
Stockholders’ equity increased $4.7 million, or 4.3%, to $114.8 million at September 30, 2023, compared to $110.2 million at December 31, 2022.
•Net income was $9.6 million for the nine months ended September 30, 2023.
•The Company declared and paid $3.8 million in dividends to common stockholders in the current period.
•The Company's January 1, 2023 adoption of CECL resulted in a $2.1 million positive adjustment to stockholders' equity, net of tax.
•On April 21, 2022, a $10.0 million repurchase program was authorized, with the Company repurchasing 74,656 shares at an average price of $22.38 per share since the inception of the program. In total, the Company repurchased $274,000 of common stock since December 31, 2022. The program expired May 1, 2023.
•Book value per share (GAAP) was $22.43 at September 30, 2023 compared to $21.60 at December 31, 2022, an increase of $0.83. Tangible book value per share (Non-GAAP) increased $1.10, or 5.8%, to $20.10 compared to $19.00 at December 31, 2022. Refer to Explanation of Use of Non-GAAP Financial Measures in this Report.

Consolidated Results of Operations for the Three Months Ended September 30, 2023 and 2022
Overview. Net income was $2.7 million for the three months ended September 30, 2023, a decrease of $1.3 million compared to net income of $3.9 million for the three months ended September 30, 2022.

Net Interest and Dividend Income. Net interest and dividend income decreased $298,000, or 2.7%, to $10.7 million for the three months ended September 30, 2023 compared to $11.0 million for the three months ended September 30, 2022. Net interest margin (GAAP) decreased to 3.13% for the three months ended September 30, 2023 compared to 3.29% for the three months ended September 30, 2022. Fully Tax Equivalent (FTE) net interest margin (Non-GAAP) decreased 16 basis points (bps) to 3.14% for the three months ended September 30, 2023 compared to 3.30% for the three months ended September 30, 2022.
Interest and Dividend Income
•Interest and dividend income increased $3.6 million, or 29.2%, to $15.9 million for the three months ended September 30, 2023 compared to $12.3 million the three months ended September 30, 2022.
◦Interest income on loans increased $3.2 million, or 29.9%, to $14.0 million for the three months ended September 30, 2023 compared to $10.8 million for the three months ended September 30, 2022. The average balance of loans increased $64.3 million to $1.09 billion from $1.02 billion, generating $729,000 of additional interest income on loans, and the average yield increased 93 bps to 5.13% compared to 4.20% resulting in a $2.5 million increase in interest income on loans.
◦Interest income on interest-earning deposits at other banks increased $372,000, to $750,000 for the three months ended September 30, 2023 compared to $378,000 for the three months ended September 30, 2022 as the average yield increased 347 bps, partially offset by a decrease of $15.2 million in average balances. The increase in the average yield was the result of the Federal Reserve Board's interest rate increases.

Interest Expense
•Interest expense increased $3.9 million, or 305.4%, to $5.2 million for the three months ended September 30, 2023 compared to $1.3 million for the three months ended September 30, 2022.
◦Interest expense on deposits increased $3.7 million, or 340.2%, to $4.8 million for the three months ended September 30, 2023 compared to $1.1 million for the three months ended September 30, 2022. Rising market interest rates led to the repricing of interest-bearing demand and money market deposits and a shift in deposits from non interest-bearing to interest-bearing demand and time deposits and resulted in a 150 bps, or 295.2%, increase in the average cost of interest-bearing deposits compared to the three months ended September 30, 2022. This accounted for a $3.5 million increase in interest expense. Additionally, interest-bearing deposit balances increased $95.4 million, or 11.3%, to $937.8 million as of September 30, 2023 compared to $842.4 million as of September 30, 2022, accounting for a $138,000 increase in interest expense.

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

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,088,691	$14,081	5.13%	$1,024,363	$10,833	4.20%
Debt Securities
Taxable	204,848	940	1.84	222,110	985	1.77
Exempt From Federal Tax	6,013	52	3.46	7,998	62	3.10
Equity Securities	2,693	25	3.71	2,693	21	3.12
Interest-Earning Deposits at Banks	52,642	750	5.70	67,870	378	2.23
Other Interest-Earning Assets	3,292	69	8.32	2,784	39	5.56
Total Interest-Earning Assets	1,358,179	15,917	4.65	1,327,818	12,318	3.68
Noninterest-Earning Assets	52,709			68,796
Total Assets	$1,410,888			$1,396,614

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$363,997	2,003	2.18%	$278,412	393	0.56%
Savings Accounts	212,909	54	0.10	251,148	20	0.03
Money Market Accounts	187,012	1,141	2.42	189,371	269	0.56
Time Deposits	173,832	1,552	3.54	123,438	397	1.28
Total Interest-Bearing Deposits	937,750	4,750	2.01	842,369	1,079	0.51
Short-Term Borrowings	—	—	—	28,738	19	0.26
Other Borrowings	34,662	407	4.66	17,621	174	3.92
Total Interest-Bearing Liabilities	972,412	5,157	2.10	888,728	1,272	0.57
Noninterest-Bearing Demand Deposits	312,016			390,658
Other Liabilities	9,025			2,636
Total Liabilities	1,293,453			1,282,022
Stockholders' Equity	117,435			114,592
Total Liabilities and Stockholders' Equity	$1,410,888			$1,396,614
Net Interest Income (FTE) (Non-GAAP) (3)		$10,760			$11,046
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.55%			3.11%
Net Interest-Earning Assets (4)	$385,767			$439,090
Net Interest Margin (GAAP) (6)			3.13			3.29
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.14			3.30
Return on Average Assets (1)			0.75			1.12
Return on Average Equity (1)			9.03			13.60
Average Equity to Average Assets			8.32			8.20
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			139.67			149.41
PPP Loans	$24	$1	16.53	$2,424	$123	20.13
(1)Annualized based on three months ended results.
(2)    Net of the allowance for credit losses and includes nonaccrual loans with a zero yield.
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

	Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$729	$2,519	$3,248
Debt Securities:
Taxable	(83)	38	(45)
Exempt From Federal Tax	(16)	6	(10)
Equity Securities	—	4	4
Cash at Other Banks	(107)	479	372
Other Interest-Earning Assets	8	22	30
Total Interest-Earning Assets	531	3,068	3,599

Interest Expense:
Deposits	138	3,533	3,671
Short-Term Borrowings	(10)	(9)	(19)
Other Borrowings	195	38	233
Total Interest-Bearing Liabilities	323	3,562	3,885
Change in Net Interest and Dividend Income	$208	$(494)	$(286)
Provision for Credit Losses. Effective January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The provision for credit losses recorded for the three months ended September 30, 2023 was $406,000 and was required primarily due to changes in qualitative factors coupled with a modeled slowdown in loan prepayment speeds. This compared to no provision for credit losses recorded for the three months ended September 30, 2022.
Noninterest Income. Noninterest income decreased $327,000, or 11.9%, to $2.4 million for the three months ended September 30, 2023, compared to $2.7 million for the three months ended September 30, 2022. This decrease was primarily related to a $439,000 decrease in net gain on disposal of fixed assets as compared to the prior period which included gains from the sale of assets of two closed branch locations.
Noninterest Expense. Noninterest expense increased $660,000, or 7.5%, to $9.5 million for the three months ended September 30, 2023 compared to $8.8 million for the three months ended September 30, 2022. Salaries and benefits increased $630,000, or 13.3%, to $5.4 million primarily due to merit increases and revenue producing staff additions. Data processing expense increased $174,000, or 32.2%, to $714,000, due to increased ongoing costs related to the fourth quarter 2022 core conversion and equipment expense increased $95,000 or 55.9%, to $265,000, due to costs associated with the implementation and operation of new interactive teller machines.
Income Taxes. Income tax expense was $564,000 for the three months ended September 30, 2023 compared to $998,000 for the three months ended September 30, 2022. This change was primarily driven by an decrease in pre-tax income to $3.2 million for the three months ended September 30, 2023 compared to $4.9 million for the three months ended September 30, 2022 and a $117,000 income tax refund received during three months ended September 30, 2023.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022
Overview. Net income was $9.6 million for the nine months ended September 30, 2023, an increase of $2.5 million compared to $7.1 million for the nine months ended September 30, 2022.
Net Interest and Dividend Income. Net interest and dividend income increased $2.4 million, or 7.6% to $33.4 million for the nine months ended September 30, 2023 compared to $31.1 million for the nine months ended September 30, 2022. Net interest margin (GAAP) increased to 3.31% for the nine months ended September 30, 2023 compared to 3.17% for the nine months ended September 30, 2022. Net interest margin (Non-GAAP FTE) increased 14 bps to 3.32% for the nine months ended September 30, 2023 compared to 3.18% the nine months ended September 30, 2022.
Interest and Dividend Income
•Interest and dividend income increased $11.5 million, or 33.8%, to $45.3 million for the nine months ended September 30, 2023 compared to $33.9 million for the nine months ended September 30, 2022.
◦Interest income on loans increased $9.7 million or 32.4% to $39.8 million during the nine months ended September 30, 2023 compared to $30.1 million for the nine months ended September 30, 2022. Average loans increased $55.9 million, while the loan yield for the nine months ended September 30, 2023 increased 101 bps to 4.99% compared to 3.98% for the nine months ended September 30, 2022.
◦Interest income on interest-earning deposits at other banks increased $1.7 million, to $2.3 million for the nine months ended September 30, 2023 compared to $534,000 for the nine months ended September 30, 2022 as the average yield increased 386 bps, while average balances decreased $739,000. The increase in the average yield was the result of the Federal Reserve Board's interest rate increases.
Interest Expense
•Interest expense increased $9.1 million, or 326.3%, to $11.9 million for the nine months ended September 30, 2023 compared to $2.8 million for the nine months ended September 30, 2022.
◦Interest expense on deposits increased $8.9 million, or 401.2%, to $11.1 million for the nine months ended September 30, 2023 compared to $2.2 million for the nine months ended September 30, 2022. Rising market interest rates led to the repricing of interest-bearing demand and money market deposits and a shift in deposits from non interest-bearing to interest-bearing demand and time deposits and resulted in a 126 bps increase in average cost of interest-bearing deposits compared to the nine months ended September 30, 2022. This accounted for a $8.7 million increase in interest expense. Additionally, average interest-bearing deposits increased $82.6 million, or 9.9%, accounting for a $232,000 increase in interest expense.

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

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,069,729	$39,924	4.99%	$1,013,871	$30,157	3.98%
Debt Securities
Taxable	209,069	2,853	1.82	222,132	2,878	1.73
Tax Exempt	6,154	157	3.40	9,093	218	3.20
Equity Securities	2,693	74	3.66	2,693	64	3.17
Interest-Earning Deposits at Banks	60,474	2,276	5.02	61,213	534	1.16
Other Interest-Earning Assets	2,905	148	6.81	3,165	115	4.86
Total Interest-Earning Assets	1,351,024	45,432	4.50	1,312,167	33,966	3.46
Noninterest-Earning Assets	51,018			91,607
Total Assets	$1,402,042			$1,403,774
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$351,379	4,776	1.82%	$271,897	554	0.27%
Savings Accounts	226,686	145	0.09	247,790	58	0.03
Money Market Accounts	198,243	3,113	2.10	190,189	371	0.26
Time Deposits	143,881	3,063	2.85	127,732	1,231	1.29
Total Interest-Bearing Deposits	920,189	11,097	1.61	837,608	2,214	0.35
Short-Term Borrowings	604	5	1.11	33,553	56	0.22
Other Borrowings	23,516	800	4.55	17,612	522	3.96
Total Interest-Bearing Liabilities	944,309	11,902	1.69	888,773	2,792	0.42
Noninterest-Bearing Demand Deposits	333,356			388,964
Other Liabilities	7,655			5,177
Total Liabilities	1,285,320			1,282,914
Stockholders' Equity	116,722			120,860
Total Liabilities and Stockholders' Equity	$1,402,042			$1,403,774
Net Interest Income (FTE) (Non-GAAP) (3)		$33,530			$31,174
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.81%			3.04%
Net Interest-Earning Assets (4)	$406,715			$423,394
Net Interest Margin (GAAP) (6)			3.31			3.17
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.32			3.18
Return on Average Assets (1)			0.91			0.68
Return on Average Equity (1)			10.98			7.85
Average Equity to Average Assets			8.33			8.61
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			143.07			147.64
PPP Loans	$54	$5	12.38	$7,503	$712	12.69
(1)Annualized based on nine months ended results.
(2)    Net of the allowance for credit losses and includes nonaccrual loans with a zero yield.
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

	Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$1,761	$8,006	$9,767
Debt Securities:
Taxable	(171)	146	(25)
Exempt From Federal Tax	(74)	13	(61)
Equity Securities	—	10	10
Cash at Other Banks	(9)	1,751	1,742
Other Interest-Earning Assets	(10)	43	33
Total Interest-Earning Assets	1,497	9,969	11,466

Interest Expense:
Deposits	232	8,651	8,883
Short-Term Borrowings	(98)	47	(51)
Other Borrowings	192	86	278
Total Interest-Bearing Liabilities	326	8,784	9,110
Change in Net Interest and Dividend Income	$1,171	$1,185	$2,356
Provision for Credit Losses. The provision for credit losses was $917,000 for the nine months ended September 30, 2023, and $3.8 million for the nine months ended September 30, 2022. The increased provision for credit losses for the nine months ended September 30, 2022 was primarily due to a provision for a single loan charge-off of $2.7 million with respect to a commercial and industrial loan to a borrower who ceased operations.
Noninterest Income. Noninterest income increased $34,000, or 0.5%, to $7.49 million for the nine months ended September 30, 2023, compared to $7.46 million for the nine months ended September 30, 2022. This increase was primarily related to a $303,000 increase in net gains of bank-owned life insurance claims resulting from two death claims and an increase of $335,000, or 7.4%, in insurance commissions to $4.9 million for the nine months ended September 30, 2023, compared to $4.5 million for the nine months ended September 30, 2022 due to higher lock-in amounts received and core business including commercial and personal insurance lines.
Partially offsetting these increases, net gain on disposal of fixed assets decreased $420,000, or 97.4%, to $11,000 for the nine months ended September 30, 2023, compared to $431,000 for the nine months ended September 30, 2022 due to a $439,000 gain resulting from the sale of assets of two closed branch locations recorded during the nine months ended September 30, 2022. Additionally, service fees decreased $270,000, or 16.6%, to $1.4 million for nine months ended September 30, 2023, compared to $1.6 million for the nine months ended September 30, 2022 and the net loss on equity securities increased to $369,000 for the nine months ended September 30, 2023 compared to $252,000 for the nine months ended September 30, 2022, which was due to a decline of $117,000 in the market value of equity securities, comprised mainly of bank stocks.

Noninterest Expense. Noninterest expense increased $2.1 million, or 8.2%, to $28.0 million for the nine months ended September 30, 2023 compared to $25.9 million for the nine months ended September 30, 2022. Salaries and benefits increased $1.8 million primarily due to revenue producing staffing additions, recruiting costs and severance related to the discontinuation of indirect automobile lending. Data processing expense increased $818,000 due to increased ongoing costs related to the fourth quarter 2022 core conversion and equipment expense increased $205,000 due to costs associated with the implementation and operation of new interactive teller machines. Conversely, contracted services decreased $355,000 due primarily to costs associated with project management of strategic initiatives during 2022.
Income Taxes. Income tax expense increased $635,000 to $2.4 million for the nine months ended September 30, 2023 compared to $1.8 million for the nine months ended September 30, 2022. The change between the periods is consistent with the change in pre-tax income, as pre-tax income was $12.0 million for the nine months ended September 30, 2023 compared to pre-tax income of $8.9 million for the nine months ended September 30, 2022.
Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 6 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of September 30, 2023 and December 31, 2022.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at September 30, 2023 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $52.6 million at September 30, 2023. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $20.8 million at September 30, 2023. In addition, at September 30, 2023, the Company had the ability to borrow up to $467.9 million from the FHLB of Pittsburgh, of which $415.3 million is available. The Company also has the ability to borrow up to $109.2 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both September 30, 2023 and December 31, 2022, currently these credit arrangements have remained unused.
At September 30, 2023, $83.4 million, or 47.0% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered. The Bank's current deposit portfolio is 60.5% insured by the FDIC, and with additional coverage of 16.9% from the Bank's investment securities; of the total deposits held at the Bank only 22.6% are uninsured.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At September 30, 2023, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $16.0 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.

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
At September 30, 2023 and December 31, 2022, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	September 30, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$130,934	12.77%	$121,188	12.33%
For Capital Adequacy Purposes	46,141	4.50	44,221	4.50
To Be Well Capitalized	66,648	6.50	63,875	6.50

Tier 1 Capital (to risk weighted assets)
Actual	130,934	12.77	121,188	12.33
For Capital Adequacy Purposes	61,521	6.00	58,961	6.00
To Be Well Capitalized	82,028	8.00	78,615	8.00

Total Capital (to risk weighted assets)
Actual	142,555	13.90	133,478	13.58
For Capital Adequacy Purposes	82,028	8.00	78,615	8.00
To Be Well Capitalized	102,535	10.00	98,269	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	130,934	9.37	121,188	8.66
For Capital Adequacy Purposes	55,901	4.00	55,969	4.00
To Be Well Capitalized	69,876	5.00	69,962	5.00
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
The table below sets forth, as of September 30, 2023, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+400	$137,753	$(36,554)	(21.0)%	11.67%	(171)	$46,006	$(142)	(0.3)%
+300	145,339	(28,968)	(16.6)	12.04	(134)	45,995	(153)	(0.3)
+200	154,734	(19,573)	(11.2)	12.50	(88)	46,050	(98)	(0.2)
+100	164,667	(9,640)	(5.5)	12.97	(41)	46,119	(29)	(0.1)
Flat	174,307	—	—	13.38	—	46,148	—	—
(100)	182,352	8,045	4.6	13.62	24	45,353	(795)	(1.7)
(200)	187,434	13,127	7.5	13.64	26	44,089	(2,059)	(4.5)
(300)	189,913	15,606	9.0	13.46	8	42,406	(3,742)	(8.1)
(400)	188,526	14,219	8.2	13.04	(34)	40,849	(5,299)	(11.5)
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
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
101
The following materials for the quarter ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	November 13, 2023	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	November 13, 2023	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)