Form 10-K
period 2023-12-31
CB Financial Services, Inc.
filed 2024-03-13
CIK 1605301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2023, as reported by the Nasdaq Global Market, was approximately $98.3 million    .
As of March 6, 2024, the number of shares outstanding of the Registrant’s Common Stock was 5,143,123.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2024 Annual Meeting of Stockholders of the Registrant (Part III)

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
•inflation and changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
•significant increases in our credit losses, including our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for credit losses;
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
In this Report, the terms “we,” “our,” and “us” refer to CB Financial Services, Inc., Community Bank and Exchange Underwriters, Inc., unless the context indicates another meaning. In addition, we sometimes refer to CB Financial Services, Inc., as “CB,” or the “Company” and to Community Bank as the “Bank.”

ITEM 1.    BUSINESS
CB Financial Services, Inc.
CB Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is a bank holding company headquartered in Carmichaels, Pennsylvania. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CBFV.” The Company conducts its operations primarily through its wholly owned subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. At December 31, 2023, the Company, on a consolidated basis, had total assets of $1.46 billion, total liabilities of $1.32 billion and stockholders’ equity of $139.8 million.
Copies of the Company's reports, proxy and information statements, and other information filed electronically with the Securities and Exchange Commission (the “SEC”) are available free of charge through the SEC’s website address at https://www.sec.gov and through the Bank’s website address at https://www.cb.bank.
Community Bank
Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates 10 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania and three offices in Marshall and Ohio Counties in West Virginia. The Bank also has a loan production office in Allegheny County, a loan production office and a corporate center in Washington County and an operations center in Greene County, Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area.
The Bank is the sole shareholder of Exchange Underwriters, Inc. ("Exchange Underwriters" or “EU”), a wholly-owned subsidiary located in Washington County that was a full-service, independent insurance agency that offered property and casualty, commercial liability, surety and other insurance products. On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in a pre-tax gain of $24.6 million. Assets remaining in the EU subsidiary at December 31, 2023 consisted primarily of cash received from the sale of assets. The EU subsidiary will be dissolved with the remaining assets and liabilities being transferred to the Bank during 2024.
The Bank was originally chartered in 1901 as The First National Bank of Carmichaels. In 1987, the Bank changed its name to Community Bank, National Association. In December 2006, the Bank completed a charter conversion from a national bank to a Pennsylvania-chartered commercial bank wholly-owned by the Company. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).
The principal executive office is located at 100 North Market Street, Carmichaels, Pennsylvania, and the telephone number at that address is (724) 966-5041. The website address is https://www.cb.bank. Information on this website is not and should not be considered to be a part of this Report.
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
Demographics. As of December 31, 2023, we employed 159 full-time and 3 part-time employees in Pennsylvania and West Virginia. None of these employees are represented by a collective bargaining agreement. During 2023, we hired 49 employees and our voluntary turnover rate was 19%.
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
The safety, health and wellness of our employees is a top priority. We promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.
Market Area
The Company’s southwestern Pennsylvania market area consists of Allegheny, Fayette, Greene, Washington and Westmoreland Counties. Greene County is a significantly more rural county compared to the counties in which we have our other branches. Our offices located in Allegheny, Washington, Fayette, and Westmoreland Counties are in the southern suburban area of metropolitan Pittsburgh. Our market area extends into West Virginia with three offices in Marshall and Ohio Counties.

The following table sets forth certain economic statistics for our market area.

	Population (1)	Unemployment Rate (%) (2)	Average Annual Wage (3)
Pennsylvania	12,961,683	2.9	$66,404
Allegheny	1,233,253	2.8	72,540
Fayette	125,755	4.0	48,620
Greene	34,663	3.0	64,324
Washington	210,383	2.9	63,388
Westmoreland	352,057	3.0	53,456

West Virginia	1,770,071	4.0	55,900
Marshall	29,752	5.1	65,156
Ohio	41,447	3.9	53,508
(1)Based on the latest data published by the U.S. Census Bureau (State - July 2023; County - July 2022)
(2)Based on the latest data published by the U.S. Bureau of Labor Statistics (December 2023)
(3)Based on the latest data published by the U.S. Bureau of Labor Statistics (Second Quarter 2023)
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
Competition
We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from other commercial banks, savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. The Company faces additional competition for deposits from online financial institutions and non-depository competitors, such as the mutual fund industry, securities and brokerage firms, and insurance companies. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our branch offices. As of June 30, 2023, our FDIC-insured deposit market share in the counties we serve was 0.60% out of 48 bank and thrift institutions. Our FDIC-insured deposit market share in the counties we serve, excluding Allegheny County, which is the second most populous county in Pennsylvania, but where the Bank's has limited presence with one branch, was 5.15% out of 31 bank and thrift institutions. Such data does not reflect deposits held by credit unions.
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
Lending Activities
General. Our principal lending activity has been the origination in our local market area of residential one- to four-family, commercial real estate, construction, commercial and industrial, and consumer loans. At December 31, 2023, our total loans receivable, which excludes the allowance for credit losses, increased $60.5 million, or 5.8%, to $1.11 billion compared to $1.05 billion at December 31, 2022.
Residential Real Estate Loans. Residential real estate loans are comprised of loans secured by one- to four-family residential properties. Included in residential real estate loans are traditional one- to four-family mortgage loans, home equity installment loans, and home equity lines of credit. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. At December 31, 2023, $347.8 million, or 31.3%, of our total loan portfolio was invested in residential loans.
One- to Four-Family Mortgage Loans. One of our primary lending activities is the origination of fixed-rate, one- to four-family, owner-occupied, residential mortgage loans with terms up to 30 years secured by property located in our market area. At December 31, 2023, one- to four-family mortgage loans totaled $278.2 million. Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which, for 2023, is typically $726,200 for single-family homes, except in certain high-cost areas in the United States. Our mortgage loans amortize monthly with principal and interest due each month. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without a prepayment penalty.
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
Fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more are originated for resale to the secondary market. During the year ended December 31, 2023, we originated $2.4 million of fixed-rate residential mortgage loans, respectively, which were subsequently sold in the secondary mortgage market.
The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $56.1 million at December 31, 2023. Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.
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
Home Equity Loans. At December 31, 2023, home equity loans totaled $57.5 million. Our home equity loans and lines of credit are generally secured by the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 85% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates, which we determine based upon market conditions. Such loans are fully amortized over the life of the loan. Generally, the maximum term for home equity loans is 20 years.
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

We primarily originate home equity loans secured by first lien mortgages. Home equity loans in a junior lien position totaled $4.8 million at December 31, 2023 and entail greater risks than one- to four-family residential mortgage loans or home equity loans secured by first lien mortgages. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage or depreciation in the value of the property or loss of equity to the first lien position. Further, home equity loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans in the event of a default.
Commercial Real Estate Loans. We originate commercial real estate loans that are secured primarily by improved properties, such as retail facilities, office buildings and other non-residential buildings as well as multifamily properties. At December 31, 2023, $467.2 million, or 42.1% of our total loan portfolio, consisted of commercial real estate loans.
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
Construction Loans. We originate construction loans to individuals to finance the construction of residential dwellings and also originate loans for the construction of commercial properties, including hotels, apartment buildings, housing developments, and owner-occupied properties used for businesses. At December 31, 2023, $43.1 million, or 3.9% of our total loan portfolio, consisted of construction loans. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on both residential and commercial construction. Before making a commitment to fund a construction loan, we require a pro forma appraisal of the property, as completed by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. We typically do not lend to developers unless they maintain a 15% cash equity position in the project.
Commercial and Industrial Loans. We originate commercial and industrial loans and lines of credit to borrowers located in our market area that are generally secured by collateral other than real estate, such as equipment, accounts receivable, inventory, and other business assets. At December 31, 2023, $111.3 million, or 10.0% of our total loan portfolio, consisted of commercial and industrial loans.

Commercial and industrial loans generally have terms of maturity from five to seven years with adjustable interest rates tied to the prime rate, SOFR or the weekly average of the FHLB of Pittsburgh three- to ten-year fixed rates. We generally obtain personal guarantees from the borrower or a third party as a condition to originating the loan. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default because their repayment is generally dependent on the successful operation of the borrower’s business.
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
Consumer Loans. We originate consumer loans that primarily consist of indirect auto loans and, to a lesser extent, secured and unsecured loans and lines of credit. As of December 31, 2023, consumer loans totaled $111.6 million, or 10.1%, of our total loan portfolio, of which $103.9 million were indirect auto loans. Consumer loans are generally offered on a fixed-rate basis. Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.
Indirect auto loans are loans that are sold by auto dealerships to third parties, such as banks or other types of lenders. We work with various auto dealers throughout our lending area. The dealer collects information from the applicant and transmits it to us electronically for review, where we can either accept or reject the applicant without ever meeting the applicant. If the Bank approves the applicant’s request for financing, the Bank purchases the dealership-originated installment sales contract and is known as the holder in due course that is entitled to receive principal and interest payments from a borrower. As compensation for generating the loan, a portion of the rate is advanced to the dealer and accrued in a prepaid dealer reserve account. As a result, the Bank’s yield is below the contractual interest rate because the Bank must wait for the stream of loan payments to be repaid. The Bank will receive a pro rata refund of the amount prepaid to the dealer only if the loan prepays within the first six months or if the collateral for the loan is repossessed. The Bank is responsible for pursuing repossession if the borrower defaults on payments. The Bank discontinued this product offering as of June 30, 2023.
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
Our current investment policy permits us to invest in U.S. treasuries, U.S government agency securities, mortgage-backed securities (MBS's), collateralized mortgage obligations (CMO's), investment grade corporate bonds, obligations of states and political subdivisions, short-term instruments, collateralized loan obligations (CLO's) and other securities. The investment policy also permits investments in certificates of deposit, securities purchased under an agreement to resell, banker’s acceptances, commercial paper and federal funds. Our current investment policy generally does not permit investment in stripped mortgage-backed securities, short sales, derivatives, or other high-risk securities. Federal and Pennsylvania state laws generally limit our investment activities to those permissible for a national bank.
The accounting rules require that, at the time of purchase, we designate a debt security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. Our entire debt securities portfolio is designated as available-for-sale.
The debt securities portfolio consists primarily of U.S. government agency securities, obligations of states and political subdivisions, mortgage-backed securities and collateralized mortgage obligations of government sponsored enterprises, collateralized loan obligations and corporate bonds. We expect the composition of our debt securities portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2023, we had no debt securities that were deemed to be impaired.
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
U.S. Government Agency Securities. At December 31, 2023, we held U.S. Government and agency securities with a fair value of $3.9 million compared to $44.6 million at December 31, 2022. At December 31, 2023, these securities had an average expected life of 8.0 years. While these securities generally provide lower yields than other investments, such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity and pledging purposes, as collateral for borrowings, and for prepayment protection.
Obligations of States and Political Subdivisions. At December 31, 2023, we held available-for-sale municipal bonds with a fair value of $3.4 million compared to $13.3 million at December 31, 2022. 100% of our municipal bonds are issued by local municipalities or school districts located in Pennsylvania. Municipal bonds may be general obligation of the issuer or secured by specific revenues. The majority of our municipal bonds are general obligation bonds, which are backed by the full faith and credit of the municipality, paid off with funds from taxes and other fees, and have ratings (when available) of A or above. We also invest in a limited amount of special revenue municipal bonds, which are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building.
Mortgage-Backed Securities. We invest in mortgage-backed (“MBS”) and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by the United States government or government-sponsored enterprises. These securities, which consist of MBS’s issued by Ginnie Mae, Fannie Mae and Freddie Mac, had an amortized cost of $178.0 million and $143.3 million at December 31, 2023 and 2022, respectively, and a fair value of $159.7 million and $121.1 million at December 31, 2023 and 2022, respectively. At December 31, 2023, all MBS’s had fixed rates of interest.
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
Collateralized Loan Obligation Securities. We invest in collateralized loan obligation (“CLO”) securities issued by specialized financial institutions or investment banks. These floating-rate securities are backed by pools of high-quality commercial and industrial and commercial real estate loans, typically first-lien bank loans to corporations. Our CLO portfolio had an amortized cost of $29.9 million and a fair value of $29.8 million at December 31, 2023. The Bank held no CLO's as of December 31, 2022.
Corporate Debt. At December 31, 2023, we held corporate debt securities with a fair value of $7.7 million. We invest in corporate debt issued by financial institutions which have fixed to floating-rate terms. Corporate debt are unsecured, medium or long term, interest-bearing bonds issued by financial institutions that are backed only by the general credit of the issuer. As such, investments in corporate debt involve default risk that the company may fail to make timely payments of interest or principal. We perform a credit analysis to verify the creditworthiness of the financial institution prior to purchase.
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
The FHLB functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, provided certain standards related to creditworthiness have been met. We typically secure advances from the FHLB with one- to four-family residential mortgage and commercial real estate loans. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2023, we had a maximum borrowing capacity with the FHLB of up to $478.9 million and available borrowing capacity of $438.3 million. At December 31, 2023, we had $20.0 million FHLB advances outstanding. As an alternative to pledging securities, the facility is also used for standby letters of credit to collateralize public deposits in excess of the level insured by the FDIC. Commitments for standby letters of credit to secure public deposits were $18.9 million and $26.2 million as of December 31, 2023 and 2022.
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
At December 31, 2023, the Bank maintained a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $103.8 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million. At December 31, 2023, we did not have any outstanding balances under any of these borrowing relationships.
In December 2021, the Company entered into a term loan in the principal amount of $15.0 million, evidenced by a term note which matures on December 15, 2031 ("2031 Note"). The 2031 Note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on any interest payment date on or after December 15, 2026 and at any time upon the occurrence of certain events. The 2031 Note initially bears a fixed interest rate of 3.875% per year to, but excluding, December 15, 2026 and thereafter at a floating rate equal to the then-current three-month term SOFR plus 280 basis points. The 2031 Note qualifies as Tier 2 capital under regulatory guidelines. At December 31, 2023, the principal balance and unamortized debt issuance costs for the 2031 Note were $15.0 million and $322,000, respectively.
Subsidiary Activities
Community Bank is the only subsidiary of the Company. The Bank wholly-owns Exchange Underwriters, Inc., a former full-service, independent insurance agency.
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
At December 31, 2023, the Bank’s capital exceeded all applicable requirements.
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
Loans-to-One Borrower. Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2023, the Bank was in compliance with the loans-to-one borrower limitations.
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
At December 31, 2023, the Bank met the criteria for being considered “well capitalized.”
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
FHLB System. The Bank is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, The Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2023, the Bank was in compliance with this requirement. The Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for the Bank.
Federal Reserve System. The FRB regulations historically required banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal, or NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2024: a 3% reserve ratio is assessed on net transaction accounts up to and including $644.0 million; a 10% reserve ratio is applied above $644.0 million. The first $36.1 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements. However, effective March 26, 2020, the FRB reduced reserve requirement ratios on all net transaction accounts to 0%, eliminating reserve requirements for all depository institutions, in response to the COVID-19 pandemic.
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
Federal Taxation. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from the Bank as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carryforward net operating losses indefinitely, but the deduction is limited to 80% of taxable income. For its 2023 and 2022 fiscal year, the Company’s maximum federal income tax rate was 21%.
State Taxation. The Bank is subject to the Pennsylvania Bank and Trust Company Shares Tax (“Shares Tax”) rate of 0.95%. The tax is imposed on the Bank’s adjusted equity. The Company and Exchange Underwriters are subject to the Pennsylvania Corporate Net Income Tax, otherwise known as “CNI tax.” The CNI tax rate in 2023 was 8.99% and in 2022 was 9.99%. The tax is imposed on income or loss from the federal income tax return on a separate-company basis for the Company and Exchange Underwriters. The federal return income or loss is adjusted for various items treated differently by the Pennsylvania Department of Revenue.
The Company is subject to additional state tax filing requirements in West Virginia and Ohio. The West Virginia Corporation Net Income Tax imposes a state income tax at the rate 6.5% based on the Company's consolidated taxable federal net income or loss on the Company's federal tax return, adjusted for various items treated differently by the West Virginia State Tax Department. The State of Ohio imposes an equity-based tax similar to the PA Shares Tax called Financial Institutions Tax (“FIT”) at a minimum tax of $1,000 or a rate of 0.8% for the first $200 million of Ohio based-equity, and then a declining rate thereafter. All state taxation is apportioned to states where nexus exists based on different metrics of the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Income.
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
Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or real estate owned. We must reserve for probable losses, which results in additional provisions for loan losses. As circumstances warrant, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, we have legal fees associated with the resolution of problem assets as well as additional costs, such as taxes, insurance and maintenance related to our other real estate owned. The resolution of nonperforming assets also requires the active involvement of management, which can adversely affect the amount of time we devote to the income-producing activities of the Bank. If our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.
If the Company’s allowance for credit losses is not sufficient to cover actual credit losses, the Company’s results of operations would be negatively affected.
We maintain an allowance for credit losses which represents management's best estimate of credit losses within the existing portfolio of loans. The allowance, in the judgement of management, is appropriate to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance for credit losses reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions or forecasts, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses.
In addition, bank regulators periodically review the Company’s allowance for credit losses and may require it to increase the allowance for credit losses or recognize further loan charge-offs. Any increase in the allowance for credit losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company’s financial condition and results of operations.
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
We have recorded goodwill in connection with our recently completed mergers. At December 31, 2023, we had $9.7 million of goodwill on our Consolidated Statements of Financial Condition after incurring goodwill impairment of $18.7 million in 2020. Any further impairment to goodwill could have a material adverse impact on the Company’s consolidated financial conditions and results of operations. 100% of the goodwill is assigned to the Community Banking reporting unit. Under GAAP, goodwill must be evaluated for impairment annually or on an interim basis when a triggering event occurs. If the carrying value of our reporting unit exceeds its current fair value as determined based on the value of the business, the goodwill is considered impaired and is reduced to fair value by a non-cash, non-tax-deductible charge to earnings. The impairment testing required by GAAP involves estimates and significant judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions or other unanticipated events and circumstances may affect the accuracy or validity of such estimates. Events and conditions that could result in impairment in the value of our goodwill include worsening business conditions and economic factors, particularly those that may result from the impact of a downturn in the economy as a result of COVID-19, changes in the industries in which we operate, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term profitability and cash flows.

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
ITEM 1B    UNRESOLVED STAFF COMMENTS
Not applicable

ITEM 1C    CYBERSECURITY
Our risk management program is designed to identify, assess and mitigate risks across our company. When considering financial, operational, regulatory, reputational and legal risk, our program is well matched for our size and complexity. Our Chief Technology Officer, in conjunction with the Chief Operating Officer, is currently responsible for managing our information security program. Given the increasing risk involving cybersecurity and the Bank’s evolving needs and reliance on technology, our strategy involves the addition of a Chief Information Security Officer. The Chief Information Security Officer will be primarily responsible for the cybersecurity component of our risk program. These responsibilities include performing and maintaining a cyber risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, access levels, third party risk and vendor management and business continuity planning. This key role will be developed as we expand our overall risk management program.
Our objectives for managing cybersecurity risk is to greatly minimize the impacts of external threats. This includes, but is not limited to, efforts to penetrate, disrupt or misuse our systems or information. Our information security program is designed to comply with industry standards, such as the National Institute of Technology Cybersecurity Framework. We successfully leverage several associations, industry groups, audits and enhanced monitoring to promote the effectiveness of our program. Our Chief Technology Officer, who reports to our Chief Operating Officer, collaborates regularly with peer banks and other industry groups to identify and implement best practices. Our program is regularly reviewed in an effort to address emerging trends and threats.
We maintain multiple controls in an effort to manage cybersecurity threats. We employ various preventative and detective controls to monitor, block and prevent suspicious activity including those that provide real-time alerts and response. We have systems designed to mitigate cyber risk, which includes ongoing training for employees, preparedness and tabletop exercises, and recovery testing. We maintain a robust vendor management program that identifies, assesses and documents risk associated with external service providers. We proactively monitor email servers for malicious activity and limit remote work only to qualified positions. We leverage internal and external auditors to review processes, systems and controls related to our information security program to ensure they are operating effectively. Management proactively responds to all recommendations designed to strengthen or improve our operating environment.
We maintain a detailed Incident Response Plan which outlines the steps we would implement in the event of an actual or potential cybersecurity event. The Incident Response Plan includes timely notification of an escalation to the appropriate levels of management and Board of Directors. The Incident Response Plan is reviewed and updated at least annually and mandates coordination and collaboration across all levels of management and all areas of the Bank.
The Board of Directors reviews components of the information security program on annual basis including policies, procedures, risk assessments, table top testing results, attestations, budgets and strategies. These components are presented by Executive Management as part of the regular board meeting schedule and strategic planning process.

ITEM 2.    PROPERTIES
At December 31, 2023, our premises and equipment had an aggregate net book value of approximately $19.7 million. We conduct our business through 13 branch offices. The branch offices are utilized by the community banking segment. In addition, the community banking segment has a corporate office, an operations center and two loan production offices. We believe that our office facilities are adequate to meet our present and immediately foreseeable needs.
The following table sets forth certain information concerning the main and each branch office at December 31, 2023.

Location	Owned or Leased

PENNSYLVANIA

Main Office (Greene County):
100 North Market Street, Carmichaels, PA 15320	Owned

Barron P. "Pat" McCune, Jr. Corporate Center (Washington County):
2111 North Franklin Drive, Washington, PA 15301	Owned

Ralph J. Sommers, Jr. Operations Center (Greene County):
600 Evergreene Drive, Waynesburg, PA 15370	Owned

Branch Offices (Greene County):
30 West Greene Street, Waynesburg, PA 15370	Owned
100 Miller Lane, Waynesburg, PA 15370	Building Owned, Ground Lease
1993 South Eighty Eight Road, Greensboro, PA 15338	Owned

Branch Offices (Washington County):
65 West Chestnut Street, Washington, PA 15301	Building Owned, Ground Lease
4139 Washington Road, McMurray, PA 15317	Leased
200 Main Street, Claysville, PA 15232	Owned

Branch Offices (Fayette County):
545 West Main Street, Uniontown, PA 15401	Building Owned, Ground Lease

Branch Office (Westmoreland County):
1670 Broad Avenue, Belle Vernon, PA 15012	Owned

Branch Office (Allegheny County):
714 Brookline Boulevard, Pittsburgh, PA 15226	Owned

Northern Loan Production Office:
100 Pinewood Lane, Suite 101, Warrendale, PA 15086	Leased

Southpointe Loan Production Office:
325 Southpointe Boulevard, Canonsburg, PA 15317	Leased

WEST VIRGINIA

Branch Offices (Ohio County):
1701 Warwood Avenue, Wheeling, WV 26003	Owned
875 National Road, Wheeling, WV 26003	Owned

Branch Office (Marshall County):
809 Lafayette Avenue, Moundsville, WV 26041	Owned
ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2023, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that management believes are immaterial to our financial condition, results of operations and cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CBFV.” The approximate number of holders of record of the Company’s common stock as of March 6, 2024, was 606. Certain shares of Company common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Equity Compensation Plans
The following table provides information at December 31, 2023, for compensation plans under which equity securities may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights		Weighted-average exercise price of outstanding options warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)		(B)		(C)
Equity compensation plans:
Approved by stockholders	337,444	(1)	$24.11	(1)	161,464	(2)
Not approved by stockholders	—		—		—
Total	337,444		$24.11		161,464
(1)Represents stock options available to be exercised from Treasury Stock under the 2015 Equity Incentive Plan (the "2015 Plan") and stock options granted under the 2021 Equity Incentive Plan (the "2021 Plan") that can be issued from a reserve upon exercise. The 2015 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2021 Equity Incentive Plan, no more awards can be granted under the 2015 Plan.
(2)Represents 161,464 shares available under the 2021 Plan (the "Share Limit") that can be issued of which a maximum of 161,464 shares may be issued as stock options or 64,586 shares may be issued as restricted stock awards or units based on the terms of the Plan whereby the Share Limit is reduced, on a one-for-one basis, for each share of common stock subject to a stock option grant, and on a two and one-half-for-one basis for each share of common stock issued pursuant to restricted stock awards or units. At December 31, 2023, 183,440 stock options, and 67,990 restricted shares have been granted under the 2021 Plan.

Issuer Purchases of Equity Securities
The Company did not repurchase any of its equity securities during the three months ended December 31, 2023.

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
Selected Financial Data
The following tables set forth selected historical financial and other data of the Company at and for the years ended December 31, 2023, 2022 and 2021. The information at December 31, 2023 and 2022, and for the years ended December 31, 2023 and 2022 is derived in part from, and should be read together with, the Company's audited consolidated financial statements and notes included in this Report and should be read together therewith. The information at December 31, 2021 and for the year ended December 31, 2021 is derived in part from audited financial statements that are not included in this Report.

December 31,	2023	2022	2021
(Dollars in Thousands)

Selected Financial Condition Data:
Assets	$1,456,091	$1,408,938	$1,425,479
Cash and Due From Banks	68,223	103,700	119,674
Securities	207,095	190,058	224,974
Loans, Net	1,100,689	1,037,054	1,009,214
Deposits	1,267,159	1,268,503	1,226,613
Short-Term Borrowings	—	8,060	39,266
Other Borrowed Funds	34,678	14,638	17,601
Stockholders’ Equity	139,834	110,155	133,124

Year Ended December 31,	2023	2022	2021
(Dollars in Thousands)

Selected Operating Data:
Interest and Dividend Income	$62,225	$47,716	$43,557
Interest Expense	17,672	4,781	3,405
Net Interest and Dividend Income	44,553	42,935	40,152
(Recovery) Provision for Credit Losses - Loans	(284)	3,784	(1,125)
Recovery for Credit Losses - Unfunded Commitments	(218)	—	—
Net Interest and Dividend Income After (Recovery) Provision for Credit Losses	45,055	39,151	41,277
Noninterest Income	24,012	9,820	16,280
Noninterest Expense	38,782	34,891	42,862
Income Before Income Tax Expense	30,285	14,080	14,695
Income Tax Expense	7,735	2,833	3,125
Net Income	$22,550	$11,247	$11,570

At or For the Year Ended December 31,	2023	2022	2021

Per Common Share Data:
Earnings Per Common Share - Basic	$4.41	$2.19	$2.15
Earnings Per Common Share - Diluted	4.40	2.18	2.15
Dividends Per Common Share	1.00	0.96	0.96
Dividend Payout Ratio (1)	22.73%	44.04%	44.65%
Book Value Per Common Share	$27.31	$21.60	$25.31
Common Shares Outstanding	5,119,543	5,100,189	5,260,672

At or For the Year Ended December 31,	2023	2022	2021

Selected Financial Ratios:
Return on Average Assets	1.60%	0.80%	0.79%
Return on Average Equity	19.42	9.56	8.66
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	141.85	148.00	145.44
Average Equity to Average Assets	8.25	8.36	9.12
Net Interest Rate Spread (2)	2.73	3.07	2.81
Net Interest Rate Spread (Non-GAAP) (2)(4)	2.74	3.08	2.82
Net Interest Margin (3)	3.28	3.24	2.92
Net Interest Margin (Non-GAAP) (3)(4)	3.29	3.25	2.94
Net (Recoveries) Charge-offs to Average Loans	(0.05)	0.25	0.01
Noninterest Expense to Average Assets	2.76	2.48	2.93
Efficiency Ratio (5)	56.56	66.14	75.95

Asset Quality Ratios:
Allowance for Credit Losses to Total Loans	0.87%	1.22%	1.13%
Allowance for Credit Losses to Nonperforming Loans	433.35	221.06	159.40
Allowance for Credit Losses to Nonaccrual Loans	433.35	320.64	233.37
Delinquent and Nonaccrual Loans to Total Loans	0.62	0.81	0.78
Nonperforming Loans to Total Loans	0.20	0.55	0.71
Nonperforming Loans to Total Assets	0.15	0.41	0.51
Nonperforming Assets to Total Assets	0.16	0.41	0.51

Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets (6)	13.64%	12.33%	11.95%
Tier 1 Capital to Risk-Weighted Assets (6)	13.64	12.33	11.95
Total Capital to Risk-Weighted Assets (6)	14.61	13.58	13.18
Tier 1 Leverage Capital to Adjusted Total Assets (6)	10.19	8.66	7.76

Other:
Number of Branch Offices	13	13	14
Number of Full-Time Equivalent Employees	161	197	200
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
Allowance for Credit Losses (ACL). On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption resulted in a decrease of $3.4 million to the Company’s ACL related to loans receivable (ACL - Loans) and an increase of $718,000 in ACL for unfunded commitments (ACL - Unfunded Commitments). The net impact resulted in a $2.1 million increase to retained earnings, net of deferred taxes.
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

Also included in the ACL on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, and the effect of external factors such as competition, legal and regulatory requirements, among others. Furthermore, the Company considers the inherent uncertainty in quantitative models that are built upon historical data.

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

Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.1 million at December 31, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $947,000, at December 31, 2023 and is excluded from the estimate of credit losses.

Allowance for Loan Losses. Prior to the adoption of ASU 2016-13, the Company calculated the allowance for loan losses ("allowance"), using an incurred loan loss methodology. The following policy related to the allowance in prior periods.
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
In the application of the income approach, fair value of a reporting unit is determined using a discounted cash flow analysis. The income approach relies on Level 3 inputs along with a market-derived cost of capital when measuring fair value. Fair value is determined by converting anticipated benefits into a present single value. Once the benefit or benefits are selected, an appropriate discount or capitalization rate is applied to each benefit. These rates are calculated using the appropriate measure for the size and type of company, using financial models and market data as required. A discount rate may be derived based on a modified capital asset pricing model. which is comprised of a risk-free rate of return, an equity risk premium, a size premium and a factor covering the systemic market risk and a company specific risk premium. The values for the factors applied are determined primarily using external sources of information. The discounted cash flow model also uses prospective financial information. Estimating future earnings and capital requirements involves judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments.
Under the market approach, Level 1 and 2 inputs are used when measuring fair value. In the application of the market approach, the Guideline Public Company method of appraisal is based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing a closely held entity. A value multiple or ratio relates a stock’s market price to the reported accounting data such as revenue, earnings, and book value. These ratios provide an objective basis for measuring the market’s perception of a stock’s fair value. Value ratios generally reflect the trends in growth, performance and stability of the financial results of operations. In this way, the business and financial risks exhibited by an industry or group of companies can be viewed in relation to market values. Value ratios also reflect the market’s outlook for the economy as a whole. Guideline companies provide a reasonable basis for comparison to the relative investment characteristics of the company being valued. The Company analyzes the relationships between the guideline companies' asset size, profitability, asset quality and capital ratios and applies a control premium to the selected guideline company multiples. The control premium is management's estimate of how much a market participant would be willing to pay over the fair market value in consideration of synergies and other benefits that flow from control of the entity. The Guideline Public Company method using trading activity of publicly traded companies that are most similar to the Company may also be considered when the banking industry has a sufficient level of mergers and acquisitions activity
The results of the income and market approaches may be weighted to determine the concluded fair value of the reporting unit. The weighting is judgmental and is based on the perceived level of appropriateness of the valuation methodology. Estimating the fair value involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods and require management to further evaluate goodwill for impairment.
If the Company determines a triggering event occurs in the future, changes in the judgments, assumptions and inputs noted above could result in additional goodwill impairment.

Deferred Taxes. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company did not have a deferred tax asset valuation allowance as of December 31, 2023 and December 31, 2022.
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
Comparison of Financial Condition at December 31, 2023 and 2022
Assets. Total assets increased $47.2 million, or 3.4%, to $1.46 billion at December 31, 2023, compared to $1.41 billion at December 31, 2022.
Cash and Due From Banks. Cash and due from banks decreased $35.5 million, or 34.2%, to $68.2 million at December 31, 2023, compared to $103.7 million at December 31, 2022. The change is primarily related to net funding of loans.
Securities. Securities increased $17.0 million, or 8.9%, to $207.1 million at December 31, 2023, compared to $190.1 million at December 31, 2022. The securities balance was primarily impacted by the purchase of $29.9 million of collateralized loan obligation securities, partially offset by $15.8 million of repayments on mortgage-backed and collateralized mortgage obligation securities and a $110,000 decrease in the market value in the equity securities portfolio, which is primarily comprised of bank stocks. During the period, the Bank implemented a balance sheet repositioning strategy of its portfolio of available-for-sale securities. The Bank sold $69.3 million in market value of its lower-yielding U.S government agency, mortgage-backed and municipal securities with an average yield of 1.89% and purchased $69.3 million of higher-yielding mortgage-backed and collateralized mortgage obligation securities with an average yield of 5.49%.

Securities Portfolio. The following table sets forth the composition of our securities portfolio at the dates indicated.

	2023		2022
December 31,	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,995	$3,949	$53,993	$44,634
Obligations of States and Political Subdivisions	3,481	3,373	14,053	13,342
Mortgage-Backed Securities - Government-Sponsored Enterprises	57,377	54,532	46,345	41,427
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	120,655	105,130	96,930	79,642
Collateralized Loan Obligations	29,862	29,804	—	—
Corporate Debt	9,484	7,719	9,487	8,315
Total Available-for-Sale Debt Securities	$225,854	$204,507	$220,808	$187,360

Equity Securities:
Mutual Funds		888		875
Other		1,700		1,823
Total Equity Securities		2,588		2,698
Total Securities		$207,095		$190,058
Securities Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at December 31, 2023, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The weighted average yield for each security category is determined by the security's book yield and calculating the interest earned divided by the carrying value. For tax free obligations of states and political subdivision, the book yield is the tax free yield.

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
(Dollars in Thousands)

U.S. Government Agencies	$—	—%	$—	—%	$3,949	1.26%	$—	—%	$3,949	1.26%
Obligations of States and Political Subdivisions	—	—	573	3.58	2,800	3.94	—	—	3,373	3.88
Mortgage Backed Securities - Government-Sponsored Enterprises	—	—	217	2.00	9,791	5.09	44,524	3.66	54,532	3.90
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	—	—	—	—	—	—	105,130	2.79	105,130	2.79
Collateralized Loan Obligations	—	—	—	—	21,895	7.29	7,909	7.68	29,804	7.39
Corporate Debt Securities	—	—	—	—	3,594	3.31	4,125	7.76	7,719	5.64
Total Debt Securities	$—	—%	$790	3.14%	$42,029	5.49%	$161,688	3.37%	$204,507	3.78%

Loans. Total loans increased $60.5 million, or 5.8%, to $1.11 billion at December 31, 2023 compared to $1.05 billion at December 31, 2022. Loan growth was driven by increases in commercial and industrial loans, commercial real estate loans, residential mortgage loans and other loans of $41.2 million, $30.3 million, $17.1 million, and $8.9 million, respectively, partially offset by a decrease in consumer loans of $35.3 million. The decrease in consumer loans resulted from a reduction in indirect automobile loan production due to rising market interest rates and the discontinuation of this product offering as of June 30, 2023. This portfolio is expected to continue to decline as resources are allocated and production efforts are focused on more profitable commercial products. Excluding the $34.9 million decrease in indirect automobile loans, total loans increased $95.4 million, or 9.1%. Average loans, net for the year ended December 31, 2023 increased $57.8 million compared to the year ended December 31, 2022.
Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated. The Company did not have loans held for sale at the dates indicated below.

	2023		2022
December 31,	Amount	Percent	Amount	Percent
(Dollars in Thousands)

Real Estate:
Residential	$347,808	31.3%	$330,725	31.5%
Commercial	467,154	42.1	436,805	41.6
Construction	43,116	3.9	44,923	4.3
Commercial and Industrial	111,278	10.0	70,044	6.7
Consumer	111,643	10.1	146,927	14.0
Other	29,397	2.6	20,449	1.9
Total Loans	1,110,396	100.0%	1,049,873	100.0%
Allowance for Credit Losses	(9,707)		(12,819)
Loans, Net	$1,100,689		$1,037,054

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. For construction-to-permanent loans in the construction category, the maturity date is the date the loan matures once it is in permanent repayment status. Consumer loans consist primarily of indirect automobile loans whereby a portion of the rate is prepaid to the dealer and accrued in a prepaid dealer reserve account. Therefore, the true yield for the consumer loan portfolio is significantly less than the note rate disclosed below.

	Real Estate
	Residential		Commercial		Construction		Commercial and Industrial
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

One Year or Less	$15,033	8.50%	$20,475	7.86%	$10,443	7.82%	$42,193	7.41%
After One Year Through Five Years	9,170	4.81	96,259	5.77	19,038	8.35	43,355	6.10
After Five Years Through 15 Years	120,212	4.62	344,300	5.53	10,562	7.12	25,728	4.63
After 15 Years	203,393	3.97	6,120	4.44	3,073	5.58	2	8.50
Total	$347,808	4.41%	$467,154	5.67%	$43,116	7.72%	$111,278	6.25%

	Consumer		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

One Year or Less	$6,848	8.71%	$863	7.95%	$95,855	7.82%
After One Year Through Five Years	84,275	4.65	424	4.57	252,521	5.62
After Five Years Through 15 Years	19,302	6.43	23,165	3.98	543,269	5.29
After 15 Years	1,218	10.50	4,945	3.31	218,751	3.99
Total	$111,643	5.23%	$29,397	4.00%	$1,110,396	5.33%
The following table sets forth at December 31, 2023, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2024.

Due After December 31, 2024	Fixed	Adjustable	Total
(Dollars in Thousands)

Real Estate:
Residential	$276,724	$56,051	$332,775
Commercial	259,033	187,646	446,679
Construction	20,480	12,193	32,673
Commercial and Industrial	60,603	8,482	69,085
Consumer	104,759	36	104,795
Other	25,986	2,548	28,534
Total Loans	$747,585	$266,956	$1,014,541
Liabilities. Total liabilities increased $17.5 million, or 1.3%, to $1.32 billion at December 31, 2023 compared to $1.30 billion at December 31, 2022.
Deposits. Total deposits decreased $1.3 million to $1.267 billion as of December 31, 2023 compared to $1.269 billion at December 31, 2022. Non interest-bearing demand deposits decreased $112.7 million, savings deposits decreased $53.3 million, and money market deposits decreased $8.1 million, while interest-bearing demand deposits increased $51.2 million and time deposits increased $121.5 million. The increase in interest-bearing demand deposits was primarily the result of higher interest rates attracting more customers and additional deposits from existing customers while higher time deposits resulted from the offering of a higher-rate certificate of deposit product and the addition of $29.0 million of brokered certificates of deposit. The brokered certificates of deposits all mature within three months and were utilized to fund the purchase of floating rate collateralized loan obligation securities. FDIC insured deposits totaled approximately 59.4% of total deposits while an additional 16.0% of deposits were collateralized with investment securities.
The following table sets forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2023			2022
Year Ended December 31,	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
(Dollars in Thousands)

Noninterest-Bearing Demand Accounts	$326,408	26.0%	—%	$389,553	31.4%	—%
Interest-Bearing Demand Accounts	354,060	28.2	1.90	282,850	22.8	0.48
Money Market Accounts	199,962	15.9	2.28	194,223	15.7	0.50
Savings Accounts	220,146	17.5	0.09	248,334	20.0	0.04
Time Deposits	156,310	12.4	3.16	124,817	10.1	1.28
Total Deposits	$1,256,886	100.0%	1.31%	$1,239,777	100.0%	0.32%
The following table sets forth time deposits classified by interest rate as of the dates indicated.

December 31,	2023	2022
(Dollars in Thousands)

Less than 0.25%	$8,009	$43,516
0.25% to 0.49%	5,512	10,732
0.50% to 0.99%	5,139	7,721
1.00% to 1.49%	4,316	5,929
1.50% to 1.99%	3,626	4,717
2.00% to 2.49%	6,220	7,379
2.49% to 2.99%	146	12,779
3.00% to 3.99%	604	16,210
4.00% to 4.99%	145,475	143
5.00% or Greater	51,594	—
Total Time Deposits	$230,641	$109,126

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our time deposits at the date indicated.

	Period to Maturity
December 31, 2023	Less Than Or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four to Five Years	More Than Five Years	Total	Percent of Total
(Dollars in Thousands)

Less than 0.25%	$6,309	$928	$711	$61	$—	$—	$8,009	3.3%
0.25% to 0.49%	652	512	2,440	1,908	—	—	5,512	2.4
0.50% to 0.99%	807	2,699	13	91	196	1,333	5,139	2.2
1.00% to 1.49%	1,423	1,194	1,383	42	—	274	4,316	1.9
1.50% to 1.99%	708	750	1,125	936	107	—	3,626	1.6
2.00% to 2.49%	1,585	1,556	2	339	2,455	283	6,220	2.7
2.49% to 2.99%	146	—	—	—	—	—	146	0.1
3.00% to 3.99%	317	10	277	—	—	—	604	0.3
4.00% to 4.99%	73,475	71,000	1,000	—	—	—	145,475	63.1
5.00% or Greater	50,594	1,000	—	—	—	—	51,594	22.4
Total	$136,016	$79,649	$6,951	$3,377	$2,758	$1,890	$230,641	100.0%
As of December 31, 2023 and 2022, the aggregate estimated amount of outstanding deposits in amounts uninsured by the FDIC, or that were not secured by the Bank through the pledging of securities, FHLB letters of credit or other means, was approximately $314.7 million and $368.1 million, respectively. The estimates are based on the same methodologies and assumptions used for the Bank's regulatory reporting requirements. Of the amount at December 31, 2023, an estimated $23.2 million are uninsured time deposits and the following table sets forth their maturity.

December 31,	2023
(Dollars in Thousands)

Three Months or Less	$2,681
Over Three Months to Six Months	5,732
Over Six Months to One Year	5,086
Over One Year	9,695
Total	$23,194
Borrowed Funds
◦Short-term borrowings. Short-term borrowings decreased $8.1 million, or 100.0%, as there were no short-term borrowings at December 31, 2023, compared to $8.1 million at December 31, 2022. At December 31, 2022, short-term borrowings were comprised entirely of securities sold under agreements to repurchase. These accounts were transitioned into other deposit products and account for a portion of the interest-bearing demand deposit increase.
◦Other borrowed funds. Other borrowed funds increased $20.0 million, or 136.6%, to $34.7 million at December 31, 2023, compared to $14.6 million at December 31, 2022. During the year, the Bank entered into $20.0 million of FHLB advances for a term of 24 months at 4.92%, the proceeds of which were utilized to match fund originations within the Bank’s commercial and industrial loan portfolio.
Stockholders’ Equity. Stockholders’ equity increased $29.7 million, or 27.0%, to $139.8 million at December 31, 2023, compared to $110.2 million at December 31, 2022.
•Key factors positively impacting stockholders’ equity included $22.6 million of net income for the current period, a $9.5 million change in accumulated other comprehensive loss and a $2.1 million positive adjustment, net of tax, due to the Company’s January 1, 2023 adoption of CECL. These factors were partially offset by the payment of $5.1 million in dividends since December 31, 2022 and activity under share repurchase programs. On April 21, 2022, a $10.0 million repurchase program was authorized, with the Company repurchasing 74,656 shares at an average price of

$22.38 per share since the inception of the program. In total, the Company repurchased $274,000 of common stock since December 31, 2022. The program expired on May 1, 2023.
•Book value per share was $27.31 at December 31, 2023 compared to $21.60 at December 31, 2022, an increase of $5.71. Tangible book value per share (Non-GAAP) increased $6.23, or 32.8%, to $25.23 at December 31, 2023 compared to $19.00 at December 31, 2022. Refer to “Explanation of Use of Non-GAAP Financial Measures” at the end of this section.
Comparison of Operating Results for the Years Ended December 31, 2023 and 2022
Overview. 2023 Annual Results were impacted by the following significant items:
•On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in a pre-tax gain of $24.6 million.
•During the fourth quarter of 2023, the Bank executed a balance sheet repositioning strategy of its portfolio of available-for-sale securities. The Bank sold $69.3 million in market value of its lower-yielding U.S government agency, mortgage-backed and municipal securities with an average yield of 1.89% and purchased $69.3 million of higher-yielding mortgage-backed and collateralized mortgage obligation securities with an average yield of 5.49%, resulting in a pre-tax loss of $10.1 million.
•Recovery for credit losses totaled $502,000 for 2023 as the Bank experienced net recoveries for the year ended December 31, 2023 of $557,000 primarily due to recoveries totaling $750,000 related to the prior year $2.7 million charged-off commercial and industrial loan.
Net Interest Income. Net interest income increased $1.6 million, or 3.8%, to $44.6 million for the year ended December 31, 2023 compared to $42.9 million for the year ended December 31, 2022. Net interest margin (Non-GAAP) increased 4 bps to 3.29% for the year ended December 31, 2023 compared to 3.25% the year ended December 31, 2022. Net interest margin (GAAP) increased to 3.28% for the year ended December 31, 2023 compared to 3.24% for the year ended December 31, 2022.
Interest and dividend income increased $14.5 million, or 30.4%, to $62.2 million for the year ended December 31, 2023 compared to $47.7 million for the year ended December 31, 2022. This increase was largely due to a 98 basis point increase in the yield on interest-earning assets to 4.59% for the year ended December 31, 2023 compared to 3.61% for the year ended December 31, 2022, contributing an additional $12.7 million to interest income.
•Interest income on loans increased $12.7 million, or 30.3%, to $54.7 million for the year ended December 31, 2023 compared to $41.9 million for the year ended December 31, 2022. Average loans increased $57.8 million while the loan yield increased 97 bps to 5.09% for the year ended December 31, 2023 compared to 4.12% for the year ended December 31, 2022.
•Interest income on taxable investment securities increased $165,000, or 4.3%, to $4.0 million for the year ended December 31, 2023 compared to $3.9 million for the year ended December 31, 2022. While average investment securities decreased $12.3 million, there was a 19 bps increase in average yield.
•Interest income on tax-exempt investment securities decreased $56,000, or 26.3%, to $157,000 for the year ended December 31, 2023 compared to $213,000 for the year ended December 31, 2022 primarily driven by a decrease of $2.6 million in average balances of municipal securities.
•Interest from other interest-earning assets, which primarily consists of interest-earning cash, increased $1.7 million, or 102.5%, to $3.3 million for the year ended December 31, 2023 compared to $1.6 million for the year ended December 31, 2022. While average interest bearing deposits at other banks decreased $9.1 million, primarily related to changes in deposits and loans, there was a 292 bps increase in average yield due to an increase in Fed interest rates.
Interest expense increased $12.9 million, or 269.6%, to $17.7 million for the year ended December 31, 2023 compared to $4.8 million for the year ended December 31, 2022. This increase was largely due to a 132 basis point increase in the cost of interest-bearing liabilities to 1.38% for the year ended December 31, 2023 compared to 0.53% for the year ended December 31, 2022, adding an additional $12.3 million to interest expense.
•Interest expense on deposits increased $12.4 million, or 308.3%, to $16.4 million for the year ended December 31, 2023 compared to $4.0 million for the year ended December 31, 2022. Rising market interest rates led to the repricing of interest-bearing demand and money market deposits and a shift in deposits from noninterest-bearing to interest-bearing demand and time deposits which resulted in a 130 bps increase in average cost compared to the year ended December 31, 2022. Additionally, average interest-bearing deposits increased $80.3 million.

•Interest expense on short-term borrowings decreased $31,000, or 49.2%, to $32,000 for the year ended December 31, 2023 compared to $63,000 for the year ended December 31, 2022 primarily due to the transition of sweep accounts into other deposit products.
•Interest expense on other borrowed funds increased $514,000, or 74.2%, to $1.2 million for the year ended December 31, 2023 compared to $693,000 for the year ended December 31, 2022 primarily due to an $8.7 million increase in average balances due to $20.0 million of FHLB long-term advances added during the second quarter of 2023.
(Recovery) Provision for Credit Losses. The recovery for credit losses was $502,000 for the year ended December 31, 2023, compared to a $3.8 million provision for the year ended December 31, 2022 due to improvements in qualitative factors and a decrease in historical loss rates. Net recoveries for the year ended December 31, 2023 were $557,000 primarily due to recoveries totaling $750,000 related to the prior year $2.7 million charged-off commercial and industrial loan. Net charge-offs for the year ended December 31, 2022 were $2.5 million.
Noninterest Income. The breakdown of noninterest income for the year ended December 31, 2023 compared to year ended December 31, 2022 is as follows:

	Year Ended
	December 31,
	2023	2022	Dollar Change	Percent Change
(Dollars in Thousands)

Service Fees	$1,819	$2,160	$(341)	(15.8)%
Insurance Commissions	5,839	5,934	(95)	(1.6)%
Other Commissions	521	669	(148)	(22.1)%
Net Loss on Securities	(10,199)	(168)	(10,031)	(5970.8)%
Net Gain on Purchased Tax Credits	29	57	(28)	(49.1)%
Gain on Sale of Subsidiary	24,578	—	24,578	—%
Net Gain on Disposal of Premises and Equipment	11	431	(420)	(97.4)%
Income from Bank-Owned Life Insurance	576	561	15	2.7%
Net Gain from Bank-Owned Life Insurance Claims	303	—	303	—%
Other Income	535	176	359	204.0%
Total Noninterest Income	$24,012	$9,820	$14,192	144.5%
Noninterest income increased $14.2 million, or 144.5%, to $24.0 million for the year ended December 31, 2023, compared to $9.8 million for the year ended December 31, 2022.
•The Company recorded a $24.6 million pre-tax gain on the sale of EU assets during the year ended December 31, 2023. On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023.
•Net loss on securities was $10.2 million for the year ended December 31, 2023, compared to a loss of $168,000 for the year ended December 31, 2022. During 2023, the Company sold $79.4 million in book value of its lower-yielding U.S government agency, mortgage-backed and municipal securities with an average yield of 1.89% and purchased $69.3 million of higher-yielding mortgage-backed and collateralized mortgage obligation securities with an average yield of 5.49%, resulting in a pre-tax loss of $10.1 million. The Company's equity securities, which are primarily comprised of bank stocks, reflected a loss in value of $110,000 for the current period compared to a loss of $168,000 in value in the prior period primarily from a change in market value of these securities.
•The Company recorded a $11,000 net gain on disposal of fixed assets in the current year, compared to a $431,000 gain in the prior year resulting from the sale of two former branch locations.

Noninterest Expense. The breakdown of noninterest expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 is as follows:

	Year Ended
	December 31,
	2023	2022	Dollar Change	Percent Change
(Dollars in Thousands)

Salaries and Employee Benefits	$21,903	$18,469	$3,434	18.6%
Occupancy	2,998	3,047	(49)	(1.6)%
Equipment	1,064	739	325	44.0%
Data Processing	3,014	2,152	862	40.1%
Federal Deposit Insurance Corporation Assessment	754	638	116	18.2%
Pennsylvania Shares Tax	889	979	(90)	(9.2)%
Contracted Services	1,166	1,628	(462)	(28.4)%
Legal and Professional Fees	1,182	1,237	(55)	(4.4)%
Advertising	426	527	(101)	(19.2)%
Other Real Estate Owned (Income)	(115)	(151)	36	(23.8)%
Amortization of Intangible Assets	1,766	1,782	(16)	(0.9)%
Other	3,735	3,844	(109)	(2.8)%
Total Noninterest Expense	$38,782	$34,891	$3,891	11.2%
Noninterest expense increased $3.9 million, or 11.2%, to $38.8 million for the year ended December 31, 2023 compared to $34.9 million for the year ended December 31, 2022.
•Salaries and employee benefits increased $3.4 million to $21.9 million for the year ended December 31, 2023 compared to $18.5 million for the year ended December 31, 2022. The increase was primarily related to merit increases, revenue producing staff additions and related recruiting costs, severance related to the discontinuation of indirect automobile lending and $691,000 of one-time costs related to the sale of the insurance subsidiary.
•Data processing expense increased $862,000 to $3.0 million for the year ended December 31, 2023 compared to $2.2 million for the year ended December 31, 2022. The increase was primarily related to increased ongoing costs related to the fourth quarter 2022 core conversion.
•Equipment expense increased $325,000 to $1.1 million for the year ended December 31, 2023 compared to $739,000 for the year ended December 31, 2022 due to costs associated with the implementation and operation of new interactive teller machines.
•FDIC assessment expense increased $116,000 to $754,000 for the year ended December 31, 2023 compared to $638,000 for the year ended December 31, 2022. The increase in assessment was due to an increase in the uniform amount of the FDIC assessment rate calculation impacting the quarterly assessment rates in the current period. The uniform amount is the contribution to the assessment rate that is constant across FDIC insured institutions and is adjusted by the FDIC.
•Contracted services decreased $462,000 to $1.2 million for the year ended December 31, 2023 compared to $1.6 million for the year ended December 31, 2022 due primarily to costs associated with project management of strategic initiatives during 2022.
Income Tax Expense. Income tax expense increased $4.9 million to $7.7 million for the year ended December 31, 2023, compared to $2.8 million for the year ended December 31, 2022 and is primarily attributed to the increase in pre-tax income.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. Tax-equivalent yield adjustments have been made for tax exempt loan and securities income utilizing a marginal federal income tax rate of 21%. All average balances are daily average balances. Nonaccrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	2023			2022
Year Ended December 31,	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
(Dollars in Thousands)

Assets:
Interest-Earning Assets:
Loans, Net (1)	$1,076,928	$54,763	5.09%	$1,019,124	$42,010	4.12%
Securities
Taxable	208,472	4,017	1.93	220,818	3,852	1.74
Tax Exempt	5,821	199	3.42	8,383	270	3.22
Equity Securities	2,693	106	3.94	2,693	91	3.38
Interest-Earning Deposits at Other Banks	61,638	3,084	5.00	70,765	1,473	2.08
Other Interest-Earning Assets	3,027	211	6.97	3,092	154	4.98
Total Interest-Earning Assets	1,358,579	62,380	4.59	1,324,875	47,850	3.61
Noninterest-Earning Assets	48,448			81,553
Total Assets	$1,407,027			$1,406,428

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$354,060	$6,741	1.90%	$282,850	$1,362	0.48%
Money Market	199,962	4,554	2.28	194,223	976	0.50
Savings	220,146	202	0.09	248,334	88	0.04
Time Deposits	156,310	4,936	3.16	124,817	1,599	1.28
Total Interest-Bearing Deposits	930,478	16,433	1.77	850,224	4,025	0.47
Short-term Borrowings	931	32	3.44	27,360	63	0.23
Other Borrowed Funds	26,328	1,207	4.58	17,609	693	3.94
Total Interest-Bearing Liabilities	957,737	17,672	1.85	895,193	4,781	0.53
Noninterest-Bearing Demand Deposits	326,408			389,553
Total Funding and Cost of Funds	1,284,145		1.38	1,284,746		0.37
Other Liabilities	6,764			4,072
Total Liabilities	1,290,909			1,288,818
Stockholders' Equity	116,118			117,610
Total Liabilities and Stockholders' Equity	$1,407,027			$1,406,428

Net Interest Income (Non-GAAP) (2)		$44,708			$43,069
Net Interest Rate Spread (Non-GAAP) (2)(3)			2.74			3.08
Net Interest-Earning Assets (4)	$400,842			$429,682
Net Interest Margin (Non-GAAP) (2)(5)			3.29			3.25
Return on Average Assets			1.60			0.80
Return on Average Equity			19.42			9.56
Average Equity to Average Assets			8.25			8.36
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			141.85			148.00
(1)Net of the allowance for credit losses and includes nonaccrual loans with a zero yield
(2)Refer to Explanation of Use of Non-GAAP Financial Measures in this Report for the calculation of the measure and reconciliation to the most comparable GAAP measure.
(3)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest rate spread (GAAP) was 2.73% and 3.07% for the year ended December 31, 2023 and 2022, respectively.
(4)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by average total interest-earning assets. Net interest margin (GAAP) was 3.28% and 3.24% for the year ended December 31, 2023 and 2022, respectively.

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

	Year Ended December 31, 2023 Compared To Year Ended December 31, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in Thousands)

Interest and Dividend Income:
Loans, net	$2,415	$10,338	$12,753
Securities:
Taxable	(240)	405	165
Tax-Exempt	(87)	16	(71)
Equity Securities	—	15	15
Interest-Earning Deposits at Other Banks	(210)	1,821	1,611
Other Interest-Earning Assets	(4)	61	57
Total Interest-Earning Assets	1,874	12,656	14,530

Interest Expense:
Deposits	346	12,062	12,408
Short-Term Borrowings	(116)	85	(31)
Other Borrowed Funds	387	127	514
Total Interest-Bearing Liabilities	617	12,274	12,891
Change in Net Interest Income	$1,257	$382	$1,639
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
Management monitors all past due loans and nonperforming assets. Such loans are placed under close supervision, with consideration given to the need for additions to the allowance for credit losses and (if appropriate) partial or full charge-off.
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

Nonaccrual Loans and Nonperforming Assets. The following table sets forth the amounts and categories of our nonperforming assets as of December 31, 2023.

	December 31, 2023
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,476	$—	$—	$1,476
Commercial	360	—	—	360
Commercial and Industrial	316	—	—	316
Consumer	88	—	—	88
Total Nonaccrual Loans	$2,240	$—	$—	2,240

Other Real Estate Owned:
Residential				162
Commercial				—
Total Other Real Estate Owned				162

Total Nonperforming Assets				$2,402
The following table sets forth the amounts and categories of nonperforming assets as of December 31, 2022, prior to adoption of ASU 2016-13. Included in nonperforming loans and assets are TDRs, which are loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties. Nonaccrual TDRs are included in their specific loan category in the nonaccrual loans section.

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

At December 31, 2023 and December 31, 2022, we had no loans 90 days or more past due that were still accruing interest. At December 31, 2023 and December 31, 2022, we had no loans that were not classified as nonaccrual or 90 days past due where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual or 90 days past due.
Nonperforming assets decreased $3.4 million to $2.4 million at December 31, 2023, compared to $5.8 million at December 31, 2022. Nonperforming loans decreased $3.6 million to $2.2 million at December 31, 2023 compared to $5.8 million at December 31, 2022. The respective decreases are primarily attributable to ten loans totaling $1.7 million transferred from nonaccrual to accrual status during the period and the repayment of a $1.6 million commercial real estate loan that was previously on nonaccrual status.
The following table presents the components of the ratio of nonaccrual loans to total loans at the dates indicated.

	2023			2022
December 31,	Nonaccrual Loans	Total Loans	Nonaccrual Loans to Total Loans	Nonaccrual Loans	Total Loans	Nonaccrual Loans to Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$1,476	$347,808	0.42%	$1,649	$330,725	0.50%
Commercial	360	467,154	0.08	1,814	436,805	0.42
Construction	—	43,116	—	—	44,923	—
Commercial and Industrial	316	111,278	0.28	415	70,044	0.59
Consumer	88	111,643	0.08	120	146,927	0.08
Other	—	29,397	—	—	20,449	—
Total	$2,240	$1,110,396	0.20%	$3,998	$1,049,873	0.38%
Nonaccrual loans decreased $1.8 million to $2.2 million at December 31, 2023 compared to $4.0 million at December 31, 2022. Nonaccrual commercial real estate loans decreased $1.5 million to $360,000 at December 31, 2023 compared to $1.8 million at December 31, 2022 primarily related to the repayment of a $1.6 million commercial real estate loan that was previously on nonaccrual status.
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
As part of the periodic exams of the Bank by the FDIC and the Pennsylvania Department of Banking and Securities, the staff of such agencies reviews our classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. The following table shows the principal amount of special mention and classified loans at December 31, 2023 and 2022.

December 31,	2023	2022
(Dollars in Thousands)

Special Mention	$54,978	$43,804
Substandard	14,457	14,499
Doubtful	—	415
Loss	—	—
Total	$69,435	$58,718
The total amount of special mention and classified loans increased $10.7 million, or 18.3%, to $69.4 million at December 31, 2023, compared to $58.7 million at December 31, 2022. The increase of $11.2 million in the special mention loan category is primarily due to construction loan downgrades.
Allowance for Credit Losses. The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. Additions are made to the allowance through periodic provisions charged to income and recovery of principal and interest on loans previously charged-off. Losses of principal are charged directly to the allowance when a loss occurs or when a determination is made that the specific loss is probable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.
Although we maintain our allowance for credit losses at a level that we consider to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that we will not be required to make additions to the allowance for credit losses in the future. Future additions to our allowance for credit losses and changes in the related ratio of the allowance for credit losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate credit loss reserve levels, and inflation. Management will continue to periodically review the entire loan portfolio to determine the extent, if any, to which further additional credit loss provisions may be deemed necessary.

Analysis of the Allowance for Credit Losses. The following table summarizes changes in the allowance for credit losses by loan categories for each year indicated.

Year Ended December 31,	2023	2022
(Dollars in Thousands)

Balance at Beginning of Year	$12,819	$11,582
Impact of ASC 326 - Loans	(3,385)	—
(Recovery) Provision for Loan Losses	(284)	3,784
Charge-offs:
Real Estate:
Residential	(219)	(32)
Commercial and Industrial	—	(2,712)
Consumer	(370)	(151)
Total Charge-offs	(589)	(2,895)

Recoveries:
Real estate:
Residential	43	145
Commercial	32	—
Commercial and Industrial	876	117
Consumer	195	86
Total Recoveries	1,146	348
Net Recoveries (Charge-offs)	557	(2,547)
Balance at End of Year	$9,707	$12,819

Allowance for Credit Losses to Total Loans	0.87%	1.22%
Allowance for Credit Losses to Nonaccrual Loans	433.35	320.64
Allowance for Credit Losses to Nonperforming Loans	433.35	221.06
Net (Recoveries) Charge-offs to Average Loans	(0.05)	0.25
The allowance for credit losses decreased $3.1 million, or 24.3%, to $9.7 million at December 31, 2023, compared to $12.8 million at December 31, 2022. Allowance for credit losses to total loans decreased 35 basis points to 0.87% at December 31, 2023 compared to 1.22% at December 31, 2022. The change in the allowance for credit losses was primarily due to the Company's aforementioned adoption of CECL. At adoption, the Company decreased its allowance for credit losses by $3.4 million. During the current year, the Company recorded a recovery of credit losses of $284,000 due to improvements in qualitative factors coupled with a decrease in historical loss rates. This compared to $3.8 million in provision for credit losses for the year ended December 31, 2022 due to a $2.7 million charge-off of one loan in the commercial and industrial pool.
The ratio of allowance for credit losses to nonaccrual loans ratio increased to 433.35% at December 31, 2023, compared to 320.64% at December 31, 2022. Nonaccrual loans decreased $1.8 million to $2.2 million at December 31, 2023 compared to $4.0 million at December 31, 2022. Nonaccrual commercial real estate loans decreased $1.5 million to $360,000 at December 31, 2023 compared to $1.8 million at December 31, 2022 primarily related to the repayment of a $1.6 million commercial real estate loan that was previously on nonaccrual status.

Net recoveries for the year ended December 31, 2023 were $557,000 primarily due to recoveries totaling $750,000 related to the prior year $2.7 million charged-off commercial and industrial loan. Net charge-offs for the year ended December 31, 2022 were $2.5 million. The following table presents the ratio of net (recoveries) charge-offs as a percent of average loans for the periods indicated.

Year Ended December 31,	2023	2022

Real Estate:
Residential	0.05%	(0.03)%
Commercial	(0.01)	—
Construction	—	—
Commercial and Industrial	(0.89)	3.90
Consumer	0.14	0.04
Other	—	—
Total Loans	(0.05)%	0.25%
Allocation of Allowance for Credit Losses. The following table sets forth the allocation of allowance for credit losses by loan category at the dates indicated. The table reflects the allowance for credit losses as a percentage of total loans. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2023		2022
December 31,	Amount	Percent of Total Loans	Amount	Percent of Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$3,129	31.3%	$2,074	31.5%
Commercial	2,630	42.1	5,810	41.6
Construction	639	3.9	502	4.3
Commercial and Industrial	1,693	10.0	2,313	6.7
Consumer	1,367	10.1	1,517	14.0
Other	249	2.6	—	1.9
Total Allocated Allowance	9,707	100.0	12,216	100.0
Unallocated	—	—	603	—
Total Allowance for Credit Losses	$9,707	100.0%	$12,819	100.0%
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

Year Ended December 31,	2023	2022
(Dollars in Thousands)

Interest Income per Consolidated Statements of Income (GAAP)	$62,225	$47,716
Adjustment to FTE Basis	155	134
Interest Income (Non-GAAP)	62,380	47,850
Interest Expense per Consolidated Statements of Income (GAAP)	17,672	4,781
Net Interest Income (Non-GAAP)	$44,708	$43,069
Net Interest Income (GAAP)	$44,553	$42,935

Divided by : Average Interest-Earning Assets	$1,358,579	$1,324,875

Net Interest Margin (GAAP)	3.28%	3.24%
Adjustment to FTE Basis	0.01	0.01
Net Interest Margin (Non-GAAP)	3.29%	3.25%

Net Interest Rate Spread (GAAP)	2.73%	3.07%
Adjustment to FTE Basis	0.01	0.01
Net Interest Rate Spread (Non-GAAP)	2.74%	3.08%
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

December 31,	2023	2022
(Dollars in Thousands, Except Share and Per Share Data)

Stockholders' Equity (GAAP) (Numerator)	$139,834	$110,155
Goodwill and Other Intangible Assets, Net	(10,690)	(13,245)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$129,144	$96,910

Common Shares Outstanding (Denominator)	5,119,543	5,100,189

Book Value per Common Share (GAAP)	$27.31	$21.60
Tangible Book Value per Common Share (Non-GAAP)	$25.23	$19.00
Liquidity
Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.
The Bank regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Bank believes that it had sufficient liquidity at December 31, 2023, to satisfy its short- and long-term liquidity needs at that date.
The Bank’s most liquid assets are cash and due from banks, which totaled $68.2 million at December 31, 2023. Unpledged securities, which provide an additional source of liquidity, totaled $49.8 million. In addition, the Bank maintains a credit arrangement with the FHLB with a maximum borrowing limit of approximately $478.9 million and available borrowing capacity of $438.3 million as of December 31, 2023. At December 31, 2023, $18.9 million of standby letters of credit were utilized to collateralize public deposits in excess of the level insured by the FDIC. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on $677.2 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. The Bank also maintains a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $103.8 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by $142.9 million of commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of December 31, 2023.
At December 31, 2023, the Bank had funding commitments totaling $146.1 million, consisting primarily of commitments to originate loans, unused lines of credit and letters of credit.
At December 31, 2023, certificates of deposit due within one year of that date totaled $136.0 million, or 59.0% of total certificates of deposit. While liquidity levels at December 31, 2023 are currently sufficient, if these certificates of deposit do not remain with the Bank, the Bank may be required to seek other sources of funds. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Bank believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Bank can attract and retain deposits by adjusting the interest rates offered.
The Bank’s primary investing activities are the origination of loans. For the year ended December 31, 2023 the Bank had net loan originations of $63.5 million.
The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to stockholders, to pay principal and interest on its subordinated debt and for other corporate purposes. At December 31, 2023, the Company (on an unconsolidated basis) had liquid assets of $16.0 million.
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
The following tables present certain of our contractual obligations at December 31, 2023.

Payment Due by Period	Total	Less Than Or Equal to One Year	More Than One to Three Years	More Than Three to Five Years	More Than Five Years
(Dollars in Thousands)

Certificates of deposit	$230,641	$136,016	$86,600	$6,135	$1,890
Other Borrowed Funds	34,678	—	20,000	—	14,678
Operating Lease Obligations	1,981	355	505	437	684
Total	$267,300	$136,371	$107,105	$6,572	$17,252
Capital Resources
At December 31, 2023 and 2022, respectively, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action.

The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at the dates indicated.

	2023		2022
December 31,	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$143,654	13.64%	$121,188	12.33%
For Capital Adequacy Purposes	47,385	4.50	44,221	4.50
To Be Well Capitalized	68,445	6.50	63,875	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	143,654	13.64	121,188	12.33
For Capital Adequacy Purposes	63,180	6.00	58,961	6.00
To Be Well Capitalized	84,240	8.00	78,615	8.00

Total Capital (to Risk-Weighted Assets)
Actual	153,861	14.61	133,478	13.58
For Capital Adequacy Purposes	84,240	8.00	78,615	8.00
To Be Well Capitalized	105,300	10.00	98,269	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	143,654	10.19	121,188	8.66
For Capital Adequacy Purposes	56,385	4.00	55,969	4.00
To Be Well Capitalized	70,481	5.00	69,962	5.00
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
For both net interset income and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200, 300 and 400 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
The table below sets forth, as of December 31, 2023, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Income at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in Thousands)

+400	$146,021	$(39,715)	(21.4)%	11.69%	(179)	$52,306	$2,974	6.0%
+300	$154,756	$(30,980)	(16.7)%	12.11%	(137)	$51,501	$2,169	4.4%
+200	165,195	(20,541)	(11.1)	12.61	(87)	50,788	1,456	3.0
+100	175,901	(9,835)	(5.3)	13.09	(39)	50,093	761	1.5
Flat	185,736	—	—	13.48	—	49,332	—	—
-100	193,970	8,234	4.4	13.71	23	47,854	(1,478)	(3.0)
-200	198,490	12,754	6.9	13.69	21	46,039	(3,293)	(6.7)
-300	198,613	12,877	6.9	13.38	(10)	44,067	(5,265)	(10.7)
-400	193,490	7,754	4.2	12.76	(72)	42,267	(7,065)	(14.3)
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are included in Part IV, Item 15 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023, based on that framework.
(c)Changes to Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as such term is defined in Item 408 of SEC Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference in the Proxy Statement for the 2024 Annual Meeting.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference in the Proxy Statement for the 2024 Annual Meeting.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference in the Proxy Statement for the 2024 Annual Meeting.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference in the Proxy Statement for the 2024 Annual Meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm for 2023 is FORVIS, LLP, Pittsburgh, Pennsylvania, Auditor Firm ID 686.
Information required by this item is incorporated by reference in the Proxy Statement for the 2024 Annual Meeting.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
The financial statements filed as a part of this Form 10-K are:
	(A)	Report of Independent Registered Public Accounting Firm;
	(B)	Consolidated Statements of Financial Condition at December 31, 2023 and 2022;
	(C)	Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022;
	(D)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023 and 2022;
	(E)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023 and 2022;
	(F)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022; and
	(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(a)(3)	Exhibits
	3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)
	3.2	Bylaws of CB Financial Services, Inc. (2)
	4.1	Form of Stock Certificate of CB Financial Services, Inc. (1)
	4.2	Description of Registrant's Securities (3)
	10.1	Employment Agreement by and between Community Bank and John H. Montgomery (4)
	10.2	Executive Consultant Agreement by and between Community Bank and Ralph Burchianti (5)
	10.3	Employment Agreement by and between Community Bank and Jamie L. Prah (6)
	10.4	Employment Agreement by and among Community Bank, Exchange Underwriters, Inc., and Richard B. Boyer dated April 14, 2014 (1)
	10.8	Split Dollar Life Insurance Agreement by and between Community Bank and John H. Montgomery, dated November 2, 2020 (7)
	10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)
	10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002, by and between First Federal Savings Bank and Richard B. Boyer (8)
	10.11	Amendment dated as of July 19, 2002, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (9)
	10.12	Amendment dated as of September 13, 2005, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (10)
	10.15	CB Financial Services, Inc., 2015 Equity Incentive Plan (11)
	10.16	CB Financial Services, Inc., 2021 Equity Incentive Plan (12)
	10.17	Subordinated Note Purchase Agreement (13)
	10.18	Employment Agreement by and between Community Bank and Jennifer L. George (14)
	10.19	Asset Purchase Agreement among World Insurance Associates, LLC, Exchange Underwriters, Inc. and Community Bank (15)
	21	Subsidiaries
	23.1	Consent of FORVIS, LLP
	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97	CB Financial Services, Inc., Clawback Policy
101.0
The following materials for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.

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
(11)    Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 16, 2015.
(12)    Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2021.
(13)    Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 10, 2021.
(14) Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 2022, filed on March 10, 2023.
(15) Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed on December 1, 2023.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.

Date: March 13, 2024	By:	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John H. Montgomery	By:	/s/ Jamie L. Prah
	John H. Montgomery		Jamie L. Prah
	President and Chief Executive Officer and		Executive Vice President and Chief Financial Officer
	Director		(Principal Financial Officer)
	Date: March 13, 2024		Date: March 13, 2024

By:	/s/ Mark E. Fox	By:	/s/ Charles R. Guthrie
	Mark E. Fox		Charles R. Guthrie, CPA
	Director (Chairman of the Board)		Director (Vice Chairman of the Board)
	Date: March 13, 2024		Date: March 13, 2024

By:	/s/ Jonathan A. Bedway	By:	/s/ Ralph Burchianti
	Jonathan A. Bedway		Ralph Burchianti
	Director		Senior Executive Vice President and
	Date: March 13, 2024		Chief Credit Officer and Director
Date: March 13, 2024

By:	/s/ John J. LaCarte	By:	/s/ Roberta Robinson Olejasz
	John J. LaCarte		Roberta Robinson Olejasz
	Director		Director
	Date: March 13, 2024		Date: March 13, 2024

By:	/s/ David F. Pollock	By:	/s/ John M. Swiatek
	David F. Pollock		John M. Swiatek
	Director		Director
	Date: March 13, 2024		Date: March 13, 2024

CONSOLIDATED FINANCIAL STATEMENTS
Contents

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
CB Financials Services, Inc.
Carmichaels, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of CB Financial Services, Inc. (Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 and Note 4 to the consolidated financial statements, in 2023, the entity changed its method of accounting for credit losses on financial instruments due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

As described in Notes 1 and 4 to the consolidated financial statements and referred to in the change in accounting principle explanatory paragraph above, the Company adopted ASC 326 as of January 1, 2023, which among other things, required the Company to recognize expected credit losses over the contractual lives of financial assets carried at amortized costs, including loans receivables, utilizing the Current Expected Credit Losses (“CECL”) methodology. As of December 31, 2023, the allowance for credit losses (ACL) balance was $9,707,000. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. The Company utilized a discounted cash-flow model derived from historical data to construct a loss rate for each identified loan segment. Due to the Company's loss history not being sufficient and relevant enough to predict future losses, the Company also utilized peer data from a peer group. The loss rates are then adjusted, for reasonable and supportable forecasts of relevant economic indicators as well as other environmental factors based on the risks present for each portfolio segment. The environmental factors (“qualitative adjustments”) include consideration of economic conditions and portfolio trends.

We have identified auditing the qualitative adjustments as a critical audit matter as management’s determination of the qualitative adjustments used in the ACL is subjective and involves significant management judgments; and our audit procedures related to the qualitative adjustments involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.

The primary procedures we performed to address this critical audit matter included:

•Substantively testing management's determination of the qualitative adjustments used in the ACL estimate, including:

◦Testing management’s process for developing the qualitative adjustments, which included assessing the relevance and reliability of data used to develop the qualitative adjustments, including evaluating their judgments and assumptions for reasonableness. Among other procedures, our evaluation considered evidence from internal and external sources.

◦Analytically evaluating the qualitative adjustments for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.

◦Testing the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.

FORVIS, LLP

We have served as the Company’s auditor since 2021.

Pittsburgh, Pennsylvania
March 13, 2024

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2023	2022
(Dollars in Thousands, Except Per Share and Share Data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$62,442	$82,957
Noninterest-Earning	5,781	20,743
Total Cash and Due From Banks	68,223	103,700

Securities:
Available-for-Sale Debt Securities, at Fair Value	204,507	187,360
Equity Securities, at Fair Value	2,588	2,698
Total Securities	207,095	190,058

Loans (Net of Allowance for Credit Losses of $9,707 and $12,819 at December 31, 2023 and 2022, Respectively)	1,100,689	1,037,054
Premises and Equipment, Net	19,704	17,844
Bank-Owned Life Insurance	25,378	25,893
Goodwill	9,732	9,732
Intangible Assets, Net	958	3,513
Accrued Interest Receivable and Other Assets	24,312	21,144
TOTAL ASSETS	$1,456,091	$1,408,938

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$277,747	$390,405
Interest-Bearing Demand Accounts	362,994	311,825
Money Market Accounts	201,074	209,125
Savings Accounts	194,703	248,022
Time Deposits	230,641	109,126
Total Deposits	1,267,159	1,268,503

Short-Term Borrowings	—	8,060
Other Borrowed Funds	34,678	14,638
Accrued Interest Payable and Other Liabilities	14,420	7,582
TOTAL LIABILITIES	1,316,257	1,298,783

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,759,378 and 5,708,433 Shares Issued and 5,119,543 and 5,100,189 Shares Outstanding, Respectively	2,400	2,379
Capital Surplus	85,334	83,953
Retained Earnings	83,392	63,861
Treasury Stock, at Cost (639,835 and 608,244 Shares, Respectively)	(14,545)	(13,797)
Accumulated Other Comprehensive Loss	(16,747)	(26,241)
TOTAL STOCKHOLDERS' EQUITY	139,834	110,155
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,456,091	$1,408,938
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2023	2022
(Dollars in Thousands, Except Per Share and Share Data)

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$54,650	$41,933
Securities:
Taxable	4,017	3,852
Tax-Exempt	157	213
Dividends	106	91
Other Interest and Dividend Income	3,295	1,627
TOTAL INTEREST AND DIVIDEND INCOME	62,225	47,716

INTEREST EXPENSE
Deposits	16,433	4,025
Short-Term Borrowings	32	63
Other Borrowings	1,207	693
TOTAL INTEREST EXPENSE	17,672	4,781

NET INTEREST AND DIVIDEND INCOME	44,553	42,935
(Recovery) Provision For Credit Losses - Loans	(284)	3,784
Recovery For Credit Losses - Unfunded Commitments	(218)	—
NET INTEREST AND DIVIDEND INCOME AFTER (RECOVERY) PROVISION FOR CREDIT LOSSES	45,055	39,151

NONINTEREST INCOME
Service Fees	1,819	2,160
Insurance Commissions	5,839	5,934
Other Commissions	521	669
Net Loss on Securities	(10,199)	(168)
Net Gain on Purchased Tax Credits	29	57
Gain on Sale of Subsidiary	24,578	—
Net Gain on Disposal of Premises and Equipment	11	431
Income from Bank-Owned Life Insurance	576	561
Net Gain on Bank-Owned Life Insurance Claims	303	—
Other Income	535	176
TOTAL NONINTEREST INCOME	24,012	9,820

NONINTEREST EXPENSE
Salaries and Employee Benefits	21,903	18,469
Occupancy	2,998	3,047
Equipment	1,064	739
Data Processing	3,014	2,152
Federal Deposit Insurance Corporation Assessment	754	638
Pennsylvania Shares Tax	889	979
Contracted Services	1,166	1,628
Legal and Professional Fees	1,182	1,237
Advertising	426	527
Other Real Estate Owned (Income)	(115)	(151)
Amortization of Intangible Assets	1,766	1,782
Other Expense	3,735	3,844
TOTAL NONINTEREST EXPENSE	38,782	34,891

INCOME BEFORE INCOME TAX EXPENSE	30,285	14,080
Income Tax Expense	7,735	2,833
NET INCOME	$22,550	$11,247

EARNINGS PER SHARE
Basic	$4.41	$2.19
Diluted	4.40	2.18

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,113,978	5,136,670
Diluted	5,122,916	5,149,312
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31,	2023	2022
(Dollars in Thousands)

Net Income	$22,550	$11,247

Other Comprehensive Income (Loss):
Change in Unrealized Gain (Loss) on Available-for-Sale Debt Securities	2,012	(32,266)
Income Tax Effect	(433)	6,952

Reclassification Adjustment for Loss on Sale of Debt Securities Included in Net Income (1)	10,089	—
Income Tax Effect (2)	(2,174)	—
Other Comprehensive Income (Loss), Net of Income Tax Effect	9,494	(25,314)
Total Comprehensive Income (Loss)	$32,044	$(14,067)

(1)Reported in Net Loss on Securities on the Consolidated Statements of Income.
(2)Reported in Income Tax Expense on the Consolidated Statements of Income.
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Dollars in Thousands, Except Per Share and Share Data)

December 31, 2021	5,680,993	$2,367	$83,294	$57,534	$(9,144)	$(927)	$133,124
Net Income	—	—	—	11,247	—	—	11,247
Other Comprehensive Loss	—	—	—	—	—	(25,314)	(25,314)
Restricted Stock Awards Forfeited	(325)	—	81	—	(81)	—	—
Restricted Stock Awards Granted	27,765	12	(12)	—	—	—	—
Stock-Based Compensation Expense	—	—	600	—	—	—	600
Exercise of Stock Options	—	—	(10)	—	230	—	220
Treasury Stock Purchased, at Cost (195,033 shares)	—	—	—	—	(4,802)	—	(4,802)
Dividends Declared ($0.96 per share)	—	—	—	(4,920)	—	—	(4,920)
December 31, 2022	5,708,433	$2,379	$83,953	$63,861	$(13,797)	$(26,241)	$110,155
Adoption of Accounting Standard ASU 2016-13	—	—	—	2,092	—	—	2,092
Balance at January 1, 2023, adjusted	5,708,433	$2,379	$83,953	$65,953	$(13,797)	$(26,241)	$112,247
Net Income	—	—	—	22,550	—	—	22,550
Other Comprehensive Income	—	—	—	—	—	9,494	9,494
Restricted Stock Awards Forfeited	(780)	(1)	51	—	(50)	—	—
Restricted Stock Awards Granted	40,225	17	(17)	—	—	—	—
Stock-Based Compensation Expense	—	—	1,125	—	—	—	1,125
Exercise of Stock Options	11,500	5	222	—	145	—	372
Treasury Stock Purchased, at Cost (30,478 shares)	—	—	—	—	(843)	—	(843)
Dividends Declared ($1.00 per share)	—	—	—	(5,111)	—	—	(5,111)
December 31, 2023	5,759,378	$2,400	$85,334	$83,392	$(14,545)	$(16,747)	$139,834
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2023	2022
(Dollars in Thousands)

OPERATING ACTIVITIES
Net Income	$22,550	$11,247
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Securities	30	66
Depreciation and Amortization	2,737	2,704
(Recovery) Provision for Credit Losses - Loans	(284)	3,784
Recovery for Credit Losses - Unfunded Commitments	(218)	—
Loss on Securities	10,199	168
Gain on Sale of Subsidiary	(24,578)	—
Gain on Purchased Tax Credits	(29)	(57)
Income from Bank-Owned Life Insurance	(576)	(561)
Proceeds From Mortgage Loans Sold	2,365	—
Originations of Mortgage Loans for Sale	(2,365)	—
Gain on Sales of Other Real Estate Owned	(13)	(1)
Noncash Expense for Stock-Based Compensation	1,125	600
Increase in Accrued Interest Receivable	(1,103)	(633)
Valuation Adjustment on Real Estate Owned	119	—
Gain on Disposal of Premises and Equipment	(11)	(431)
Increase in Deferred Income Tax	382	535
Increase (Decrease) in Taxes Payable	3,985	(5)
Decrease (Increase) in Accrued Interest Payable	1,459	(131)
Other, Net	(1,538)	(3,134)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,236	14,151

INVESTING ACTIVITIES
Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	15,759	29,242
Purchases of Securities	(100,209)	(26,826)
Proceeds from Sales of Securities	69,285	—
Net Increase in Loans	(63,517)	(31,385)
Purchase of Premises and Equipment	(3,293)	(509)
Proceeds from Disposal of Premises and Equipment	47	480
Proceeds from Sale of Subsidiary	26,924	—
Proceeds From a Claim on Bank-Owned Life Insurance	731	—
Proceeds From Sales of Other Real Estate Owned	142	37
(Increase) Decrease in Restricted Equity Securities	(596)	654
NET CASH USED IN INVESTING ACTIVITIES	(54,727)	(28,307)

FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(1,344)	41,890
Decrease in Short-Term Borrowings	(8,060)	(31,206)
Principal Payments on Other Borrowed Funds	—	(3,000)
Proceeds from Other Borrowed Funds	20,000	—
Cash Dividends Paid	(5,111)	(4,920)
Treasury Stock, Purchases at Cost	(843)	(4,802)
Exercise of Stock Options	372	220
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,014	(1,818)
DECREASE IN CASH AND DUE FROM BANKS	(35,477)	(15,974)
CASH AND DUE FROM BANKS AT BEGINNING OF THE YEAR	103,700	119,674
CASH AND DUE FROM BANKS AT END OF THE YEAR	$68,223	$103,700

The accompanying notes are an integral part of these consolidated financial statements

Year Ended December 31,	2023	2022
(Dollars in Thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for:
Interest on Deposits and Borrowings (Including Interest Credited to Deposit Accounts of $15,048 and $4,144, Respectively)	$16,213	$4,912
Income Taxes	2,885	3,247

SUPPLEMENTAL NONCASH DISCLOSURE:
Real Estate Acquired in Settlement of Loans	$410	$—
Right of Use ("ROU") Asset Recognized	—	1,556
Lease Liability Recognized	—	1,556
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
On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in a pre-tax gain of $24.6 million. This transaction did not meet the criteria for discontinued operations reporting.
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2023 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
Use of Estimates
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statements of Financial Condition, and income and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to fair value of securities available for sale, determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, impairment evaluations of securities, the valuation of deferred tax assets and the evaluation of goodwill and core deposit intangible impairment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The Company currently does not offer a cardholder rewards program.
Insurance Commissions: EU derived commission and fee income from direct and agency bill insurance policies. Direct bill policies were invoiced directly from the insurance company provider to the customer. Once the customer remitted payment for the policy, the insurance company provider then remitted the commission or fee income to EU on a monthly basis. Agency bill policies were invoiced from EU, the insurance underwriting agency, to the customer. EU recorded the insurance company policy payable and the commission or fee income earned on the policy. As all insurance policies were contracts with customers, each policy had different terms and conditions.
EU utilized a report from their core insurance data processing program that captured all in-force policies that were active in the system and annualized the commission over the life of each individual contract. The report provided an overall commission and fee income total for the monthly reporting financial statement period. This income was then compared to the amount of direct and agency bill income recorded in the core insurance data processing system for the reporting month and an adjustment to income was made according to the report. This was the income recognized for the portion of the insurance contract that had been earned by EU and subsequently the Company.
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
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. At December 31, 2023, the Company’s business activities are comprised of two operating segments, which are community banking and insurance brokerage services. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that segment reporting information related to EU (Insurance Brokerage Services segment) is required to be presented because the segment had adopted a board of directors that conducted board meetings independent from the Company. In addition, the segment comprised a significant amount to total noninterest income, even though the segment is less than 10% of the combined assets of the Company. See Note 19 – Segment Reporting and Related Information for more information.
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
Generally, the Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. However, as announced on March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020, in light of the shift to an ample reserves regime. This action eliminates the need to maintain balances in accounts at the Federal Reserve Bank to satisfy reserve requirements, thereby freeing up liquidity in the banking system to support lending. Therefore, at December 31, 2023, and 2022, there were no reserve requirements with the Federal Reserve Bank.
Securities
Securities are classified at the time of purchase, based on management’s intentions and ability, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and the ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as adjustments to interest income. Unrealized holding gains and losses for available-for-sale debt securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Equity securities are measured at fair value with the change in fair value recognized in Net Gain (Loss) on Securities within the noninterest income category in the Consolidated Statements of Income. Realized securities gains and losses, if any, are computed using the specific identification method. Interest and dividends on securities are recognized as income when earned.
For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit loss ("ACL") is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.
Changes in the ACL are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Common stock of the Federal Home Loan Bank (“FHLB”) and of Atlantic Community Bankers’ Bank (“ACBB”) represent ownership in organizations that are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in ASC Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Included in accrued interest receivable and other assets are FHLB stock of $3.3 million and $2.7 million at December 31, 2023 and 2022, respectively, and ACBB stock of $85,000 at December 31, 2023 and 2022.
The Company periodically evaluates its FHLB restricted stock for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at December 31, 2023, and, therefore, determined that FHLB stock was not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.
Loans Receivables
The Company grants commercial, residential, and other consumer loans to customers at its branch locations throughout southwestern Pennsylvania in Greene, Washington, Allegheny, Fayette and Westmoreland Counties and in the panhandle of West Virginia in Marshall and Ohio Counties. Although the Company had a diversified loan portfolio at December 31, 2023 and 2022, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties within the tri-state region footprint.
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of deferred loan fees and the allowance for credit losses. The Company’s loan portfolio is segmented to enable management to monitor risk and performance. The real estate loans are further segregated into three classes. Residential mortgages include those secured by residential properties and include home equity loans, while commercial mortgages consist of loans to commercial borrowers secured by commercial real estate. Construction loans typically consist of loans to build commercial buildings and acquire and develop residential real estate. The commercial and industrial segment consists of loans to finance the activities of commercial customers. The consumer segment consists primarily of indirect auto loans as well as personal installment loans and personal or overdraft lines of credit. Other loan primarily consist of municipal loans to local governments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accrual of interest on loans is generally discontinued when it is determined that a reasonable doubt exists as to the collectability of principal and interest or when a loan becomes contractually past due by 90 days or more with respect to principal or interest. When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed from current income. Payments received on nonaccrual loans are applied against principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, and current and future payments are reasonably assured.
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
Allowance for Credit Losses (ACL)
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology ("CECL"). The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption resulted in a decrease of $3.4 million to the Company’s ACL related to loans receivable (ACL - Loans) and an increase of $718,000 in ACL for unfunded commitments (ACL - Unfunded Commitments). The net impact resulted in a $2.1 million increase to retained earnings, net of deferred taxes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Also included in the ACL on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, and the effect of external factors such as competition, legal and regulatory requirements, among others. Furthermore, the Company considers the inherent uncertainty in quantitative models that are built upon historical data.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Loan Losses

Prior to the adoption of ASU 2016-13, the Company calculated the allowance for loan losses ("allowance"), using an incurred loan loss methodology. The following policy related to the allowance in prior periods.
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
Real Estate Owned
Real estate owned acquired in settlement of foreclosed loans is carried as a component of Other Assets at the lower of cost or fair value, less estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against noninterest expense. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. Real estate owned was $162,000 and $0 at December 31, 2023 and 2022, respectively.
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
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date, and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company recognizes interest accrued related to unrecognized tax benefits in noninterest income and penalties in noninterest expense.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amount of the reporting unit exceeds its fair value, an impairment loss is recognized based on the excess of the a reporting unit's carrying value over its fair value.
The Company did not record any goodwill impairment for the years ended December 31, 2023 and 2022.
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles acquired in mergers, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing at last annually. The amortization expense represents the estimated decline in value of the underlying asset. Core deposit intangibles are primarily amortized over 6.5 to 9.3 years on the straight-line method. Customer renewal lists are amortized over their estimated useful lives of 9.5 years. We monitor other intangibles for impairment and evaluate carrying amounts, as necessary. Estimates and assumptions are used in determining the fair value of other intangible assets. There were no events or changes in circumstances indicating impairment of other intangible assets at December 31, 2023 and 2022.
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
Derivatives and Hedging Activities
The Company accounts for derivative instruments and hedging activities in accordance with FASB ASC Topic 815, Derivatives and Hedging. All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities, and appropriate documentation is maintained to support the final determination. The Company recognizes all derivatives as either assets or liabilities on the Consolidated Statements of Financial Condition and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in other comprehensive income (loss) ("OCI"). When the cash flows associated with the hedged items are realized, the gain or loss included in OCI is recognized in the Consolidated Statement of Income.
When the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters into a Risk Purchase Agreement ("RPA") with the counterparty and assumes the credit risk of the loan customer related to the swap. Any fee paid to the Company as a result of the RPA is offset by credit risk of the counterparties and is recognized in the income statement. Credit risk on the RPA is determined after considering the risk rating, probability of default and loss given default of the counterparties.
Treasury Stock
The purchase of the Company’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the average cost basis, with any excess proceeds being credited to capital surplus.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and OCI. OCI is comprised of unrealized holding gains or losses and reclassification adjustment for gains or losses on sale of available-for-sale debt securities, net of tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recent Accounting Standards
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 that extends the period of time preparers can utilize the reference rate reform relief guidance. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. For all entities, the amendments in ASU 2022-06 are effective upon issuance. As of December 31, 2023, the Company does not have any instruments tied to the LIBOR reference rate. The adoption of this guidance is not expected to have a material effect on the Company's consolidated statements of financial statements and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances disclosures about significant segment expenses. The amendments (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of profit or loss, (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition, (3) require that a public entity provide all annual disclosures about a reportable segment's profit or loss currently required by GAAP in interim period as well, (4) clarify that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit, (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures. This ASU is effective for public entities for fiscal years beginning after December 31, 2024. The Company does not expect the adoption of the ASU to have a material effect on the Company's consolidated statements of financial statements and results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU requires all entities to disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than five percent of total income taxes paid. The ASU also requires that all entities disclose (1) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign. This ASU is effective for public entities for annual period beginning after December 15, 2024. The Company does not expect the adoption of the ASU to have a material effect on the Company's consolidated statements of financial statements and results of operations.

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

Year Ended December 31,	2023	2022
(Dollars in Thousands, Except Share and Per Share Data)

Net Income	$22,550	$11,247

Weighted-Average Basic Common Shares Outstanding	5,113,978	5,136,670
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	8,938	12,642
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,122,916	5,149,312

Earnings Per Share:
Basic	$4.41	$2.19
Diluted	4.40	2.18
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

Year Ended December 31,	2023	2022
Stock Options	328,444	163,348
Restricted Stock	49,447	38,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3—SECURITIES
The amortized cost and fair value of securities available-for-sale as of the dates indicated are as follows:

	2023
December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,995	$—	$(1,046)	$3,949
Obligations of States and Political Subdivisions	3,481	5	(113)	3,373
Mortgage-Backed Securities - Government-Sponsored Enterprises	57,377	141	(2,986)	54,532
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	120,655	227	(15,752)	105,130
Collateralized Loan Obligations	29,862	—	(58)	29,804
Corporate Debt	9,484	—	(1,765)	7,719
Total Available-for-Sale Debt Securities	$225,854	$373	$(21,720)	$204,507

Equity Securities:
Mutual Funds				888
Other				1,700
Total Equity Securities				2,588
Total Securities				$207,095

	2022
December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$53,993	$—	$(9,359)	$44,634
Obligations of States and Political Subdivisions	14,053	—	(711)	13,342
Mortgage-Backed Securities - Government-Sponsored Enterprises	46,345	—	(4,918)	41,427
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	96,930	—	(17,288)	79,642
Collateralized Loan Obligations	—	—	—	—
Corporate Debt	9,487	—	(1,172)	8,315
Total Available-for-Sale Debt Securities	$220,808	$—	$(33,448)	$187,360

Equity Securities:
Mutual Funds				875
Other				1,823
Total Equity Securities				2,698
Total Securities				$190,058

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	2023
	Less than 12 months			12 Months or Greater			Total
December 31,	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	—	$—	$—	1	$3,949	$(1,046)	1	$3,949	$(1,046)
Obligations of States and Political Subdivisions	—	—	—	6	2,823	(113)	6	2,823	(113)
Mortgage-Backed Securities - Government-Sponsored Enterprises	—	—	—	8	17,135	(2,986)	8	17,135	(2,986)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	1	5,603	(29)	21	71,796	(15,723)	22	77,399	(15,752)
Collateralized Loan Obligations	1	2,910	(58)	—	—	—	1	2,910	(58)
Corporate Debt	—	—	—	3	7,719	(1,765)	3	7,719	(1,765)
Total	2	$8,513	$(87)	39	$103,422	$(21,633)	41	$111,935	$(21,720)

	2022
	Less than 12 months			12 Months or Greater			Total
December 31,	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	1	$2,600	$(400)	12	$42,034	$(8,959)	13	$44,634	$(9,359)
Obligations of States and Political Subdivisions	34	13,342	(711)	—	—	—	34	13,342	(711)
Mortgage-Backed Securities - Government-Sponsored Enterprises	34	19,433	(1,018)	8	21,994	(3,900)	42	41,427	(4,918)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	12	25,395	(3,393)	10	54,247	(13,895)	22	79,642	(17,288)
Corporate Debt	1	1,665	(335)	2	6,650	(837)	3	8,315	(1,172)
Total	82	$62,435	$(5,857)	32	$124,925	$(27,591)	114	$187,360	$(33,448)
For debt securities, the Company does not believe that any individual unrealized loss as of December 31, 2023 or 2022 represents a credit related impairment. The unrealized losses on securities at December 31, 2023 and 2022 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell and it is not more likely than not that it will be required to sell, any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Securities available-for-sale with a fair value of $157.3 million and $175.6 million at December 31, 2023 and 2022, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.
The scheduled maturities of securities available-for-sale are summarized as follows. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities, collateralized mortgage obligations and collateralized loan obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023
December 31,	Amortized Cost	Fair Value
(Dollars in Thousands)

Due in One Year or Less	$—	$—
Due after One Year through Five Years	811	790
Due after Five Years through Ten Years	44,094	42,029
Due after Ten Years	180,949	161,688
Total	$225,854	$204,507
The following table presents the gross realized gain and loss on sales of debt securities, as well as gain and loss on equity securities from both sales and market adjustments for the periods indicated. All gains and losses presented in the table below are reported in Net Loss on Securities on the Consolidated Statements of Income.

Year Ended December 31,	2023	2022
(Dollars in Thousands)

Debt Securities
Gross Realized Gain	$—	$—
Gross Realized Loss	(10,089)	—
Net Loss on Debt Securities	$(10,089)	$—

Equity Securities
Net Unrealized Loss Recognized on Securities Held	$(110)	$(168)
Net Realized Gain Recognized on Securities Sold	—	—
Net Loss on Equity Securities	$(110)	$(168)
Net Loss on Securities	$(10,199)	$(168)
In 2023, there were $10.1 million gross realized losses on the sale of debt securities as a result of the Company implementing a balance sheet repositioning strategy of its portfolio of available-for-sale securities. The Company sold $69.3 million in market value of its lower-yielding U.S government agency, mortgage-backed and municipal securities with an average yield of 1.89% and purchased $69.3 million of higher-yielding mortgage-backed and collateralized mortgage obligation securities with an average yield of 5.49%. In 2022, there were no gross realized gains or losses on the sale of debt securities.
NOTE 4—LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the major classifications of loans as of the dates indicated:

December 31,	2023	2022
(Dollars in Thousands)

Real Estate:
Residential	$347,808	$330,725
Commercial	467,154	436,805
Construction	43,116	44,923
Commercial and Industrial	111,278	70,044
Consumer	111,643	146,927
Other	29,397	20,449
Total Loans	$1,110,396	$1,049,873
Allowance for Credit Losses	(9,707)	(12,819)
Loans, Net	$1,100,689	$1,037,054
Total unamortized net deferred loan fees were $1.0 million and $1.2 million at December 31, 2023 and December 31, 2022, respectively.
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
The following table presents the Company's loans by year of origination, loan segmentation and risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2023. There were no loans in the criticized category of Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Classified Loans by Origination Year (at December 31, 2023)
(Dollars in Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$33,579	$49,903	$44,749	$58,344	$38,008	$104,931	$14,932	$344,446
Special Mention	—	1,034	507	—	—	345	—	1,886
Substandard	—	—	—	—	—	1,476	—	1,476
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	33,579	50,937	45,256	58,344	38,008	106,752	14,932	347,808
Commercial
Pass	56,466	72,006	85,285	49,356	49,442	112,749	2,017	427,321
Special Mention	1,206	5,485	9,030	2,445	2,730	10,281	—	31,177
Substandard	—	—	—	—	2,717	5,939	—	8,656
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	57,672	77,491	94,315	51,801	54,889	128,969	2,017	467,154
Construction
Pass	13,322	12,469	2,932	540	—	—	—	29,263
Special Mention	4,489	2,153	663	6,548	—	—	—	13,853
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	17,811	14,622	3,595	7,088	—	—	—	43,116
Commercial and Industrial
Pass	31,609	16,334	8,652	5,556	3,366	2,875	32,172	100,564
Special Mention	—	—	—	12	—	3,215	3,250	6,477
Substandard	—	—	—	—	—	4,237	—	4,237
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	31,609	16,334	8,652	5,568	3,366	10,327	35,422	111,278
Consumer
Pass	12,726	49,027	25,528	10,365	3,786	4,715	5,408	111,555
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	24	—	64	—	88
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	12,726	49,027	25,528	10,389	3,786	4,779	5,408	111,643
Other
Pass	4,047	17,248	41	646	1,278	3,701	851	27,812
Special Mention	—	1,585	—	—	—	—	—	1,585
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	4,047	18,833	41	646	1,278	3,701	851	29,397
Total Loans	$157,444	$227,244	$177,387	$133,836	$101,327	$254,528	$58,630	$1,110,396
Gross Charge Offs	$—	$163	$44	$18	$2	$314	$48	$589

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	2023
December 31,	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$342,852	$3,339	$141	$—	$3,480	$1,476	$347,808
Commercial	466,794	—	—	—	—	360	467,154
Construction	43,116	—	—	—	—	—	43,116
Commercial and Industrial	110,905	57	—	—	57	316	111,278
Consumer	110,459	1,010	86	—	1,096	88	111,643
Other	29,397	—	—	—	—	—	29,397
Total Loans	$1,103,523	$4,406	$227	$—	$4,633	$2,240	$1,110,396

	2022
December 31,	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$325,591	$3,451	$34	$—	$3,485	$1,649	$330,725
Commercial	434,933	58	—	—	58	1,814	436,805
Construction	44,923	—	—	—	—	—	44,923
Commercial and Industrial	69,621	8	—	—	8	415	70,044
Consumer	145,887	854	66	—	920	120	146,927
Other	20,449	—	—	—	—	—	20,449
Total Loans	$1,041,404	$4,371	$100	$—	$4,471	$3,998	$1,049,873

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional interest income that would have been recorded if the loans that were nonaccrual at December 31, 2023 were current was $150,000 and $203,000 for the years ended December 31, 2023 and 2022, respectively.
The following table sets forth the amounts for amortization cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the date indicated.

	December 31, 2023
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,476	$—	$—	$1,476
Commercial	360	—	—	360
Commercial and Industrial	316	—	—	316
Consumer	88	—	—	88
Total Nonaccrual Loans	$2,240	$—	$—	2,240

Other Real Estate Owned:
Residential				162
Commercial				—
Total Other Real Estate Owned				162

Total Nonperforming Assets				$2,402
No interest income on nonaccrual loans was recognized during the year ended December 31, 2023.
In conjunction with the adoption of ASU 2016-13, ASU 2022-02 was adopted and eliminates the troubled debt restructurings ("TDR") recognition and measurement. With the elimination of TDRs, ASU 2022-02 requires that all modifications and refinancing, including those with borrowers that are experiencing financial difficulty are subject to the modification guidance in ASC 310-20. Loan modifications could meet the definition of a new loan if certain terms of the loan are modified to the benefit of the lender and the modification to the terms of the loan are more than minor. Both of these criteria have to be met to define the modification as a new loan. If a loan modification meets the criteria of new loan, then the new loan should include the remaining net investment in the original loan, additional funds advanced, fees received, and direct loan origination costs with the refinancing or restructuring. Additionally, the effective interest rate should be recalculated based on the amortized cost basis of the new loan and reassess contractual cash flow. For the year ended December 31, 2023, there were no new loan modifications to borrowers experiencing financial difficulty in the past 12 months under the current guidance.
The following table sets forth the amounts and categories of nonperforming assets as of December 31, 2022, prior to adoption of ASU 2016-13. Included in nonperforming loans and assets are TDRs, which are loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties. Nonaccrual TDRs are included in their specific loan category in the nonaccrual loans section.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $907,000 and $1.4 million at December 31, 2023 and 2022, respectively.
The activity in the ACL - Loans is summarized below by primary segments for the year ended December 31, 2023.

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in Thousands)

December 31, 2022	$2,074	$5,810	$502	$2,313	$1,517	$—	$603	$12,819
Impact of ASC 326 - Loans	137	(3,244)	488	(1,057)	774	120	(603)	(3,385)
Charge-offs	(219)	—	—	—	(370)	—	—	(589)
Recoveries	43	32	—	876	195	—	—	1,146
Provision (Recovery) for Credit Losses - Loans	1,094	32	(351)	(439)	(749)	129	—	(284)
December 31, 2023	$3,129	$2,630	$639	$1,693	$1,367	$249	$—	$9,707
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued interest payable and other liabilities on the Consolidated Statement of Financial Condition), with adjustments to the reserve recognized in provision for credit losses - unfunded commitments on the Consolidated Statement of Income. The Company’s activity in the allowance for credit losses on unfunded commitments for the year ended was as follows:

(Dollars in Thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$—
Impact of CECL Adoption	718
Recovery for Credit Losses - Unfunded Commitments	(218)
Balance at December 31, 2023	$500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. During the year ended December 31, 2023, there were no loans that required a credit loss to be individually assigned.
The following tables present the activity in the allowance for credit losses summarized by primary segments and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for potential impairment at the dates and for the periods indicated, prior to the adoption of ASU 2016-13.

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in Thousands)

December 31, 2021	$1,420	$5,960	$1,249	$1,151	$1,050	$—	$752	$11,582
Charge-offs	(32)	—	—	(2,712)	(151)	—	—	(2,895)
Recoveries	145	—	—	117	86	—	—	348
(Recovery) Provision for Loan Losses	541	(150)	(747)	3,757	532	—	(149)	3,784
December 31, 2022	$2,074	$5,810	$502	$2,313	$1,517	$—	$603	$12,819
Individually Evaluated for Impairment	$—	$21	$—	$3	$—	$—	$—	$24
Collectively Evaluated for Potential Impairment	$2,074	$5,789	$502	$2,310	$1,517	$—	$603	$12,795
The following table presents the major classifications of loans summarized by individually evaluated for impairment and collectively evaluated for potential impairment at the date indicated, prior to the adoption of ASU 2016-13.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022
December 31,	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in Thousands)

With No Related Allowance Recorded:
Real Estate:
Residential	$1,042	$—	$1,047	$1,085	$51
Commercial	11,609	—	11,766	10,928	549
Construction	318	—	318	403	19
Commercial and Industrial	505	—	777	734	35
Total With No Related Allowance Recorded	$13,474	$—	$13,908	$13,150	$654

With A Related Allowance Recorded:
Real Estate:
Commercial	$1,608	$21	$1,608	$954	$79
Construction	—	—	—	830	36
Commercial and Industrial	7	3	7	253	1
Total With A Related Allowance Recorded	$1,615	$24	$1,615	$2,037	$116

Total Impaired Loans:
Real Estate:
Residential	$1,042	$—	$1,047	$1,085	$51
Commercial	13,217	21	13,374	11,882	628
Construction	318	—	318	1,233	55
Commercial and Industrial	512	3	784	987	36
Total Impaired Loans	$15,089	$24	$15,523	$15,187	$770
The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
(Dollars in Thousands)

Balance at December 31, 2021	$726
Accretable Yield	(239)
Balance at December 31, 2022	487
Accretable Yield	(244)
Balance at December 31, 2023	$243

Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are loan customers of the Company. Such loans are made in the normal course of business, and summarized as follows:

	2023	2022
(Dollars in Thousands)

Balance, January 1	$17,418	$15,639
Additions	407	4,650
Payments	(2,221)	(2,871)
Balance, December 31	$15,604	$17,418

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5—PREMISES AND EQUIPMENT
Major classifications of premises and equipment are summarized as follows:

	2023	2022
(Dollars in Thousands)

Land and Land Improvements	$2,749	$2,344
Building	19,812	19,374
Leasehold Improvements	661	749
Furniture, Fixtures, and Equipment	11,637	10,201
Fixed Assets in Process	1,840	1,645
Total Premises and Equipment	36,699	34,313
Less: Accumulated Depreciation and Amortization	(16,995)	(16,469)
Premises and Equipment, Net	$19,704	$17,844
Depreciation and amortization expense on premises and equipment was $1.4 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company's Consolidated Balance Sheets include goodwill of $9.7 million as of December 31, 2023 and 2022, respectively, all of which relates to Community Banking segment.
Intangible Assets
The following table presents a summary of intangible assets subject to amortization at the dates indicated.

	2023			2022
December 31,	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(Dollars in Thousands)

Core Deposit Intangible	$11,860	$(10,902)	$958	$11,860	$(9,310)	$2,550
Customer List	—	—	—	1,800	(837)	963
Total Intangible Assets	$11,860	$(10,902)	$958	$13,660	$(10,147)	$3,513
On December 1, 2023, the sale of EU was completed, resulting in the removal of the customer list intangible, net of accumulated amortization, of $789,000.
Amortization of intangible assets totaled $1.8 million for the years ended December 31, 2023 and 2022, respectively. The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in subsequent fiscal years is as follows.

Amount
(Dollars in Thousands)

2024	$958
2025	—
2026	—
2027	—
2028	—
2029 and Thereafter	—
Total Estimated Intangible Asset Amortization Expense	$958

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7—DEPOSITS
The following table shows the maturities of time deposits for the next five years and beyond.

December 31,	2023
(Dollars in Thousands)

One Year or Less	$136,016
Over One Through Two Years	79,649
Over Two Through Three Years	6,951
Over Three Through Four Years	3,377
Over Four Through Five Years	2,758
Over Five Years	1,890
Total	$230,641
The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $44.6 million and $30.8 million as of December 31, 2023 and 2022, respectively.
The aggregate amount of demand deposits that are overdrawn and have been reclassified as loans was $276,000 and $613,000 as of December 31, 2023 and 2022, respectively.
Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are deposit customers of the Company. The total deposits of directors and executive officers was $3.0 million and $5.7 million as of December 31, 2023 and 2022, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of short-term borrowings for the years indicated.

	2023		2022
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

Federal Funds Purchased:
Average Balance Outstanding During the Period	$485	5.72%	$—	—%
Maximum Amount Outstanding at any Month End	—		—

FHLB Borrowings:
Average Balance Outstanding During the Period	114	2.63%	—	—%
Maximum Amount Outstanding at any Month End	20,833		—

Securities Sold Under Agreements to Repurchase:
Balance at Period End	$—	—%	$8,060	0.19%
Average Balance Outstanding During the Period	332	0.60%	27,381	0.23%
Maximum Amount Outstanding at any Month End	121		39,219

Securities Collateralizing the Agreements at Period-End:
Carrying Value	$—		$10,947
Market Value	—		9,396
NOTE 9—OTHER BORROWED FUNDS
FHLB, Federal Reserve Bank, and Fed Fund Borrowing Arrangements
The Bank maintained a credit arrangement with the FHLB with a maximum borrowing limit of approximately $478.9 million and $435.3 million as of December 31, 2023 and 2022, respectively, and available borrowing capacity of $438.3 million at December 31, 2023. This arrangement is subject to annual renewal and is secured by a blanket security agreement on $677.2 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. Under this arrangement the Bank had available a variable rate line of credit in the amount of $150.0 million as of December 31, 2023 and 2022, of which, there was no outstanding balance as of December 31, 2023 and 2022. Fixed rate, long-term advances from the FHLB with remaining maturities are as follows at the dates indicated:

	2023		2022
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

Due in One Year	$—	—%	$—	—%
Due After One Year to Two Years	20,000	4.92	—	—
Due After Two Years to Three Years	—	—	—	—
Total	$20,000	4.92%	$—	—
As an alternative to pledging securities, the FHLB periodically provides standby letters of credit on behalf of the Bank to secure certain public deposits in excess of the level insured by the FDIC. If the FHLB is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the Bank. Standby letters of credit issued on our behalf by the FHLB to secure public deposits were $18.9 million and $26.2 million as of December 31, 2023 and 2022.
The Bank maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $103.8 million that requires monthly certification of collateral, is subject to annual renewal and is secured by $142.9 million of commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
unaffiliated banks totaling $50.0 million as of December 31, 2023 and 2022, respectively, of which no draws are outstanding other than the subordinated debt disclosed below.
Subordinated Debt
In December 2021, the Company entered into a term loan in the principal amount of $15.0 million, evidenced by a term note which matures on December 15, 2031 ("2031 Note"). The 2031 Note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on any interest payment date on or after December 15, 2026 and at any time upon the occurrence of certain events. The 2031 Note initially bears a fixed interest rate of 3.875% per year to, but excluding, December 15, 2026 and thereafter at a floating rate equal to the then-current three-month term SOFR plus 280 basis points. The 2031 Note qualifies as Tier 2 capital under regulatory guidelines. The 2031 Note is recorded on the Consolidated Statements of Financial Condition in Other Borrowed Funds, net of remaining debt issuance costs. At December 31, 2023 and 2022, the principal balance and unamortized debt issuance costs for the 2031 Note were $15.0 million, and $322,000 and $362,000, respectively.
NOTE 10—INCOME TAXES
Reconciliation of income tax provision for the periods indicated are as follows:

Year Ended December 31,	2023	2022
(Dollars in Thousands)

Current Expense	$7,353	$3,368
Deferred Expense (Benefit)	382	(535)
Total Provision	$7,735	$2,833

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are as follows:

December 31,	2023	2022
(Dollars in Thousands)

Deferred Tax Assets:
Allowance for Credit Losses	$2,175	$2,762
Nonaccrual Loan Interest	57	54
Amortization of Intangibles	—	105
Purchase Accounting Adjustments	53	349
Postretirement Benefits	18	20
Net Unrealized Loss on Debt Securities	4,599	7,206
Net Unrealized Loss on Equity Securities	22	—
Stock-Based Compensation Expense	98	70
Gas Lease - Deferred Revenue	4	37
Accrued Payroll	260	—
OREO	8	—
Lease Liability	380	450
Right of Use Asset Impairment	—	60
Restructuring Costs	88	139
Other	24	—
Gross Deferred Tax Assets	7,786	11,252

Deferred Tax Liabilities:
Amortization of Intangibles	73	—
Deferred Origination Fees and Costs	313	277
Discount Accretion	41	34
Depreciation	1,588	1,402
Net Unrealized Gain on Equity Securities	—	1
Mortgage Servicing Rights	115	136
Accrued Payroll	—	3
ROU Asset	357	464
Goodwill	—	74
Other	—	5
Gross Deferred Tax Liabilities	2,487	2,396
Net Deferred Tax Assets	$5,299	$8,856
Deferred taxes at December 31, 2023 and 2022, are included in Accrued Interest Receivable and Other Assets in the accompanying Consolidated Statements of Financial Condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the federal income tax expense at statutory income tax rates and the actual income tax expense on income before taxes for the periods indicated is as follows:

	2023		2022
Year Ended December 31,	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
(Dollars in Thousands)

Provision at Statutory Rate	$6,360	21.0%	$2,957	21.0%
State Taxes (Net of Federal Benefit)	2,014	6.7	222	1.6
Tax-Free Income	(262)	(0.9)	(192)	(1.4)
BOLI Income	(121)	(0.4)	(122)	(0.9)
Stock Options - ISO	44	0.1	25	0.2
Goodwill Impairment	—	—	—	—
Other	(300)	(1.0)	(57)	(0.4)
Actual Tax Expense and Effective Rate	$7,735	25.5%	$2,833	20.1%
The Company’s federal, Pennsylvania and West Virginia income tax returns are no longer subject to examination by applicable tax authorities for years before 2020. As of December 31, 2023 and 2022, there were no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in noninterest income and penalties in noninterest expense. There were no interest or penalties accrued at December 31, 2023 and 2022.
NOTE 11—EMPLOYEE BENEFITS
Savings and Profit Sharing Plan
The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4% of an employee’s contribution at the rate of $0.25 on the dollar. All employees who are over the age of 18 and completed three months of employment are eligible to participate in the plan. The Company made contributions of $302,000 and $233,000 for the years ended December 31, 2023 and 2022, respectively, to this plan. The 401(k) Plan includes a “safe harbor” provision and a discretionary retirement contribution. The Company made contributions of $485,000 and $404,000 for the “safe harbor” provision and discretionary retirement contribution for the years ended December 31, 2023 and 2022, respectively.
Equity Incentive Plan
Details of the restricted stock award and stock option grants under the 2021 Equity Incentive Plan are summarized for the years ended December 31, 2023 and 2022 as follows.

	2023	2022
Number of Restricted Shares Granted	40,225	27,765
Weighted Average Grant Date Common Stock Price	$22.11	$25.29
Restricted Shares Market Value Before Tax	$889,000	$702,000

Number of Stock Options Granted	78,975	104,465
Stock Options Market Value Before Tax	$358,000	$510,000

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Life in Years	6.5	6.5
Expected Dividend Yield	4.56%	3.79%
Risk-free Interest Rate	3.74%	1.97%
Expected Volatility	29.56%	28.82%
Weighted Average Grant Date Fair Value	$4.54	$4.88
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $1.1 million and $600,000 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, total unrecognized compensation expense was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$505,000 and $430,000, respectively, related to stock options, and $1.4 million related to restricted stock awards for both periods. At December 31, 2023, the unrecognized compensation expense related to stock options and restricted stock is expected to be recognized over the weighted average remaining vesting period of 4.13 years. In conjunction with non-qualified stock options, the Company did not recognize any tax benefit due to exercises of non-qualified stock options for the year ended December 31, 2023, compared to a tax benefit of $2,000 recognized for the year ended December 31, 2022. In the prior year, there was an exercise of non-qualified stock options with a tax expense of $4,000 partially offset by the benefit of $2,000.
Intrinsic value represents the amount by which the fair value of the underlying stock at December 31, 2023 and 2022, exceeds the exercise price of the stock options. The intrinsic value of outstanding stock options was $335,000 and $25,000 at December 31, 2023 and 2022, respectively.
At December 31, 2023, there were 161,464 shares of common stock available and reserved under the 2021 Plan to be issued of which a maximum of 161,464 shares may be issued as stock options and 64,586 shares may be issued as restricted stock awards or units based on the terms of the Plan whereby the Share Limit is reduced, on a one-for-one basis, for each share of common stock subject to a stock option grant, and on a two and one-half-for-one basis for each share of common stock issued pursuant to restricted stock awards or units. At December 31, 2023, 40,225 restricted shares and 78,975 options have been granted under the 2021 Plan. At December 31, 2022, under the 2021 Plan, 333,335 or 133,334 shares,were available to be issued in connection with the exercise of stock options and restricted stock awards or units; and under the 2015 Plan, no shares were available to issue. The 2015 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2021 Plan, no more awards can be granted under the 2015 Plan.
The following table presents stock option data for the period indicated:

	2023			2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at Beginning of Year	283,748	$24.52	5.6	207,641	$24.01	4.8
Granted	78,975	21.93		104,465	25.31
Exercised	(18,000)	20.63		(15,500)	21.54
Forfeited	(7,279)	24.95		(12,858)	26.43
Outstanding Options at End of Year	337,444	24.11	5.6	283,748	24.52	5.6

Exercisable Options at End of Year	203,202	$24.46	3.6	174,683	$24.42	3.5

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options December 31, 2021	20,626	$22.64	7.8
Granted	104,465	$25.31
Vested	(9,354)	$24.42
Forfeited	(6,672)	$26.01
Nonvested Options December 31, 2022	109,065	$24.67	9.1
Granted	78,975	21.93
Vested	(48,313)	24.46
Forfeited	(5,485)	24.37
Nonvested Options at December 31, 2023	134,242	$23.58	8.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents restricted stock award data for the period indicated.

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2021	56,140	$23.90	5.3
Granted	27,765	25.29	4.3
Vested	(16,065)	24.60	4.2
Forfeited	(3,715)	24.01
Nonvested Restricted Stock at December 31, 2022	64,125	$24.32	4.3
Granted	40,225	22.11	4.4
Vested	(32,773)	24.07	3.7
Forfeited	(2,800)	24.15
Nonvested Restricted Stock at December 31, 2023	68,777	$23.16	3.8
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
The unused and available credit balances of financial instruments whose contracts represent credit risk are as follows:

December 31,	2023	2022
(Dollars in Thousands)

Standby Letters of Credit	$110	$110
Performance Letters of Credit	895	1,064
Construction Mortgages	47,034	45,722
Personal Lines of Credit	7,185	6,824
Overdraft Protection Lines	2,025	5,241
Home Equity Lines of Credit	24,176	22,784
Commercial Lines of Credit	64,667	74,921
Total	$146,092	$156,666
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
Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of December 31, 2023 and 2022.
NOTE 13—STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
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
In April 2022, the Company authorized a new repurchase program of $10.0 million of its outstanding shares of common stock. The program expired on May 1, 2023. In connection with the program, the Company repurchased a total of 74,656 shares of the Company's common stock at an average price of $22.38 per share.
On January 31, 2024, the Company's Board of Directors declared a cash dividend of $0.25 per outstanding share of common stock, which was paid on February 29, 2024.
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
As of December 31, 2023 and 2022, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at the dates indicated.

	2023		2022
December 31,	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$143,654	13.64%	$121,188	12.33%
For Capital Adequacy Purposes	47,385	4.50	44,221	4.50
To Be Well Capitalized	68,445	6.50	63,875	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	143,654	13.64	121,188	12.33
For Capital Adequacy Purposes	63,180	6.00	58,961	6.00
To Be Well Capitalized	84,240	8.00	78,615	8.00

Total Capital (to Risk-Weighted Assets)
Actual	153,861	14.61	133,478	13.58
For Capital Adequacy Purposes	84,240	8.00	78,615	8.00
To Be Well Capitalized	105,300	10.00	98,269	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	143,654	10.19	121,188	8.66
For Capital Adequacy Purposes	56,385	4.00	55,969	4.00
To Be Well Capitalized	70,481	5.00	69,962	5.00
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

Year Ended December 31,	2023	2022
(Dollars in Thousands)

Operating	$308	$350
Variable	30	28
Total Lease Expense	$338	$378

December 31,	2023	2022
(Dollars in Thousands)

Operating Leases:
ROU Assets	$1,673	$1,926
Weighted Average Lease Term in Years	7.50	8.13
Weighted Average Discount Rate	2.86%	2.87%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,	2023
(Dollars in Thousands)

Maturity Analysis:
Due in One Year	$355
Due After One Year to Two Years	272
Due After Two Years to Three Years	233
Due After Three Years to Four Years	233
Due After Four to Five Years	204
Due After Five Years	684
Total	$1,981
Less: Present Value Discount	196
Lease Liabilities	$1,785

NOTE 15—MORTGAGE SERVICING RIGHTS
The following table presents MSR activity and net carrying values for the periods indicated.

	Servicing Rights	Valuation Allowance	Net Carrying Value
(Dollars in Thousands)

December 31, 2021	$829	$(99)	$730
Additions	—	—	—
Amortization	(196)	—	(196)
Valuation Allowance Adjustment	—	99	99
December 31, 2022	$633	$—	$633
Additions	—	—	—
Amortization	(93)	—	(93)
Valuation Allowance Adjustment	—	—	—
December 31, 2023	$540	$—	$540
Amortization of MSRs and the period change in the valuation allowance are reported in Other Income on the Consolidated Statements of Income.
Real estate loans serviced for others, which are not included in the Consolidated Statements of Financial Condition, totaled $76.7 million and $83.4 million at December 31, 2023 and 2022, respectively.
NOTE 16—DERIVATIVES AND HEDGING ACTIVITIES
Derivatives Not Designated as Hedging Instruments
The Company has three risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.
Derivatives Designated as Hedging Instruments
In October 2023, the Company entered into an interest rate swap contract that is designated as a fair value hedge to mitigate the risk of interest rate increases and the subsequent impact on the associated fixed rate mortgages. This contract matures on October 17, 2026, has a notional amount of $75.0 million and is benchmarked to SOFR. The Company expects the hedge to remain effective during the remaining term of the swap.
The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding and risk participation agreements with other financial institutions. These adjustments are included in Accrued Interest and Other Liabilities on the Company's Consolidated Statement of Financial Condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023	December 31, 2022
(Dollars in Thousands)
Derivatives not Designated as Hedging Instruments
Risk Participation Agreements:
Credit Value Adjustment	$(94)	$—
Notional Amount	9,119	—
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair Value Adjustment	(1,777)	—
Notional Amount	75,000	—
NOTE 17—FAIR VALUE DISCLOSURE
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
The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values for Level 2 securities were primarily determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. including market research publications.
The Company uses derivative instruments, including interest rate swaps and risk participation agreements, and the fair value of such instruments are calculated using accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative, considering the contractual terms of each derivative, and uses observable market-based inputs, such as interest rate curves and implied volatilities. Credit valuation adjustments are incorporated to appropriately reflect nonperformance risk and the respective counterparties' nonperformance risk in calculating fair value measurements. These instruments are clasified as Level 2.
There were no transfers from Level 1 to Level 2 and no transfers into or out of Level 3 during the years ended December 31, 2023 and 2022, respectively.
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,	Fair Value Hierarchy	2023	2022
(Dollars in Thousands)

ASSETS
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$3,949	$44,634
Obligations of States and Political Subdivisions	Level 2	3,373	13,342
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	54,532	41,427
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	Level 2	105,130	79,642
Collateralized Loan Obligations	Level 2	29,804	—
Corporate Debt	Level 2	7,719	8,315
Total Available-for-Sale Debt Securities		204,507	187,360

Equity Securities
Mutual Funds	Level 1	888	875
Other	Level 1	1,700	1,823
Total Equity Securities		2,588	2,698
Total Securities		$207,095	$190,058
Total Assets		$207,095	$190,058

LIABILITIES
Derivative Financial Liabilities
Interest Rate Swaps	Level 2	$1,777	$—
Risk Participation Agreements	Level 2	94	—
Total Liabilities		$1,871	$—
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

Financial Asset	Fair Value Hierarchy	December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)
OREO	Level 3	—	Appraisal of Collateral (1)	Liquidation Expenses (2)	100%	to	100%	100.0%

Financial Asset	Fair Value Hierarchy	December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Impaired Loans Individually Assessed	Level 3	$1,591	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0%	to	8%	7.2%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At December 31, 2023, the Company did not have any loans that would be required to be remeasured. At December 31, 2022, the fair value of impaired loans consists of the loan balance $1.6 million less a specific valuation allowance of $24,000.
The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. At December 31, 2023 and 2022, the Company did not have any MSRs that would be required to be remeasured.
OREO properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy. At December 31, 2023, OREO measured at fair value less costs to sell had no carrying value, which consisted of the outstanding balance of $37,000 less write-downs of $37,000. At December 31, 2022, the Company did not have any OREO that would be required to be remeasured.
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
The estimated fair values of the Company’s financial instruments at the dates indicated are as follows:

		2023		2022
December 31,	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$62,442	$62,442	$82,957	$82,957
Noninterest-Earning	Level 1	5,781	5,781	20,743	20,743
Securities	See Above	207,095	207,095	190,058	190,058
Loans, Net	Level 3	1,100,689	1,051,722	1,037,054	1,011,098
Restricted Stock	Level 2	3,345	3,345	2,749	2,749
Mortgage Servicing Rights	Level 3	540	974	633	1,000
Accrued Interest Receivable	Level 2	5,086	5,086	3,983	3,983
Financial Liabilities:
Deposits	Level 2	1,267,159	1,263,574	1,268,503	1,264,846
Short-term Borrowings	Level 2	—	—	8,060	8,060
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	19,962	—	—
Subordinated Debt	Level 2	14,678	13,378	14,638	13,490
Derivative Liabilities	Level 2	1,871	1,871	—	—
Accrued Interest Payable	Level 2	1,814	1,814	355	355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18—OTHER NONINTEREST EXPENSE
The details for other noninterest expense for the Company’s Consolidated Statements of Income are as follows:

Year Ended December 31,	2023	2022
(Dollars in Thousands)

Non-employee Compensation	$580	$570
Printing and Supplies	238	250
Postage	286	339
Telephone	524	518
Charitable Contributions	118	173
Dues and Subscriptions	213	174
Loan Expenses	257	538
Meals and Entertainment	155	143
Travel	236	173
Training	72	61
Bank Assessment	192	194
Insurance	326	275
Miscellaneous	538	436
TOTAL OTHER NONINTEREST EXPENSE	$3,735	$3,844
NOTE 19—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Financial information pertaining only to CB Financial Services, Inc., is as follows:
Statements of Financial Condition

December 31,	2023	2022
(Dollars in Thousands)

ASSETS
Cash and Due From Banks	$14,300	$14,516
Equity Securities, at Fair Value	1,700	1,822
Investment in Community Bank	137,359	107,727
Other Assets	1,339	814
TOTAL ASSETS	$154,698	$124,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Borrowings	$14,678	$14,638
Other Liabilities	186	86
Stockholders' Equity	139,834	110,155
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$154,698	$124,879

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of Income

Year Ended December 31,	2023	2022
(Dollars in Thousands)

Interest and Dividend Income	$84	$78
Dividend from Bank Subsidiary	5,111	4,947
Interest Expense	622	622
Net Interest and Dividend Income	4,573	4,403
Net Loss on Securities	(122)	(54)
Noninterest Expense	18	19
Income Before Undistributed Net Income of Subsidiary and Income Tax Benefit	4,433	4,330
Undistributed Net Income of Subsidiary	18,046	6,778
Income Before Income Tax Benefit	22,479	11,108
Income Tax Benefit	(71)	(139)
NET INCOME	$22,550	$11,247
Statements of Cash Flows

Year Ended December 31,	2023	2022
(Dollars in Thousands)

OPERATING ACTIVITIES
Net Income	$22,550	$11,247
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Undistributed Net Income of Subsidiary	(18,046)	(6,778)
Noncash Expense for Stock-Based Compensation	1,125	600
Loss on Equity Securities	122	55
Other, net	(425)	290
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,326	5,414

FINANCING ACTIVITIES
Net Proceeds from Other Borrowings	40	37
Cash Dividends Paid	(5,111)	(4,920)
Treasury Stock, Purchases at Cost	(843)	(4,802)
Exercise of Stock Options	372	220
NET CASH USED IN FINANCING ACTIVITIES	(5,542)	(9,465)

DECREASE IN CASH AND DUE FROM BANKS	(216)	(4,051)
CASH AND DUE FROM BANKS AT BEGINNING OF THE YEAR	14,516	18,567
CASH AND DUE FROM BANKS AT END OF THE YEAR	$14,300	$14,516
The Parent Company's Statements of Comprehensive Income (Loss) and Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Changes in Stockholders' Equity and are not presented.
NOTE 20—SEGMENT REPORTING AND RELATED INFORMATION
At December 31, 2023, the Company’s business activities were comprised of two operating segments, which are community banking and insurance brokerage services. CB Financial Services, Inc. is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank.
Exchange Underwriters was an independent board of directors from the Company and was managed separately from the banking and related financial services that the Company offers. EU was an independent insurance agency that offered property, casualty, commercial liability, surety and other insurance products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in a pre-tax gain of $24.6 million. Assets remaining in the EU subsidiary at December 31, 2023 consisted primarily of cash received from the sale of assets. The EU subsidiary will be dissolved with the remaining assets and liabilities being transferred to the Bank during 2024.
The following table represents selected financial data for the Company’s subsidiaries and consolidated results for 2023 and 2022.

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in Thousands)

December 31, 2023
Assets	$1,452,469	$28,830	$154,698	$(179,906)	$1,456,091
Liabilities	1,315,110	7,571	14,864	(21,288)	1,316,257
Stockholders' Equity	137,359	21,259	139,834	(158,618)	139,834

December 31, 2022
Assets	$1,409,510	$5,585	$124,879	$(131,036)	$1,408,938
Liabilities	1,301,783	1,996	14,724	(19,720)	1,298,783
Stockholders' Equity	107,727	3,589	110,155	(111,316)	110,155

Year Ended December 31, 2023
Interest and Dividend Income	$62,135	$6	$5,195	$(5,111)	$62,225
Interest Expense	17,050	—	622	—	17,672
Net Interest and Dividend Income	45,085	6	4,573	(5,111)	44,553
Recovery for Credit Losses - Loans	(284)	—	—	—	(284)
Recovery for Credit Losses - Unfunded Commitments	(218)	—	—	—	(218)
Net Interest and Dividend Income After Recovery for Credit Losses	45,587	6	4,573	(5,111)	45,055
Noninterest Income (Loss)	(6,280)	30,414	(122)	—	24,012
Noninterest Expense	34,714	4,050	18	—	38,782
Undistributed Net Income of Subsidiary	18,986	—	18,046	(37,032)	—
Income Before Income Tax Expense (Benefit)	23,579	26,370	22,479	(42,143)	30,285
Income Tax Expense (Benefit)	422	7,384	(71)	—	7,735
Net Income	$23,157	$18,986	$22,550	$(42,143)	$22,550

Year Ended December 31, 2022
Interest and Dividend Income	$47,632	$6	$5,025	$(4,947)	$47,716
Interest Expense	4,159	—	622	—	4,781
Net Interest and Dividend Income	43,473	6	4,403	(4,947)	42,935
Provision for Loan Losses	3,784	—	—	—	3,784
Net Interest and Dividend Income After Provision for Loan Losses	39,689	6	4,403	(4,947)	39,151
Noninterest Income (Loss)	3,867	6,007	(54)	—	9,820
Noninterest Expense	30,737	4,135	19	—	34,891
Undistributed Net Income of Subsidiary	1,315	—	6,778	(8,093)	—
Income Before Income Tax Expense (Benefit)	14,134	1,878	11,108	(13,040)	14,080
Income Tax Expense (Benefit)	2,409	563	(139)	—	2,833
Net Income	$11,725	$1,315	$11,247	$(13,040)	$11,247

