Form 10-Q
period 2024-03-31
CB Financial Services, Inc.
filed 2024-05-10
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2024, the number of shares outstanding of the Registrant’s Common Stock was 5,142,251.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2024	December 31, 2023
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$67,006	$62,442
Noninterest-Earning	6,685	5,781
Total Cash and Due From Banks	73,691	68,223

Securities:
Available-for-Sale Debt Securities, at Fair Value	229,854	204,507
Equity Securities, at Fair Value	2,422	2,588
Total Securities	232,276	207,095
Loans Held for Sale	200	—
Loans, Net of Allowance for Credit Losses of $9,582 and $9,707 at March 31, 2024 and December 31, 2023, Respectively	1,086,761	1,100,689
Premises and Equipment, Net	19,548	19,704
Bank-Owned Life Insurance	23,763	25,378
Goodwill	9,732	9,732
Intangible Assets, Net	617	958
Accrued Interest Receivable and Other Assets	26,501	24,312
TOTAL ASSETS	$1,473,089	$1,456,091

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$275,182	$277,747
Interest-Bearing Demand Accounts	323,134	362,994
Money Market Accounts	208,375	201,074
Savings Accounts	190,206	194,703
Time Deposits	265,597	230,641
Total Deposits	1,262,494	1,267,159

Other Borrowings	34,688	34,678
Accrued Interest Payable and Other Liabilities	34,317	14,420
TOTAL LIABILITIES	1,331,499	1,316,257

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,783,788 Shares Issued and 5,142,901 Shares Outstanding at March 31, 2024, with 5,759,378 and 5,118,713 Shares Issued and Outstanding at December 31, 2023.	2,411	2,400
Capital Surplus	85,501	85,334
Retained Earnings	86,308	83,392
Treasury Stock, at Cost (640,887 and 640,665 Shares at March 31, 2024 and December 31, 2023, Respectively)	(14,550)	(14,545)
Accumulated Other Comprehensive Loss	(18,080)	(16,747)
TOTAL STOCKHOLDERS' EQUITY	141,590	139,834
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,473,089	$1,456,091
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$14,838	$12,371
Investment Securities:
Taxable	2,303	964
Tax-Exempt	—	41
Dividends	27	24
Other Interest and Dividend Income	818	844
TOTAL INTEREST AND DIVIDEND INCOME	17,986	14,244
INTEREST EXPENSE
Deposits	5,991	2,504
Short-Term Borrowings	—	2
Other Borrowings	404	155
TOTAL INTEREST EXPENSE	6,395	2,661
NET INTEREST AND DIVIDEND INCOME	11,591	11,583
(Recovery) Provision For Credit Losses - Loans	(143)	80
Provision For Credit Losses - Unfunded Commitments	106	—
NET INTEREST AND DIVIDEND INCOME AFTER NET (RECOVERY) PROVISION FOR CREDIT LOSSES	11,628	11,503
NONINTEREST INCOME
Service Fees	415	445
Insurance Commissions	2	1,922
Other Commissions	62	144
Net Gain on Sales of Loans	22	2
Net Loss on Securities	(166)	(232)
Net Gain on Purchased Tax Credits	12	7
Net Gain on Disposal of Premises and Equipment	274	11
Income from Bank-Owned Life Insurance	148	140
Net Gain on Bank-Owned Life Insurance Claims	915	302
Other Income	232	69
TOTAL NONINTEREST INCOME	1,916	2,810
NONINTEREST EXPENSE
Salaries and Employee Benefits	4,576	5,079
Occupancy	749	701
Equipment	264	218
Data Processing	692	857
Federal Deposit Insurance Corporation Assessment	129	152
Pennsylvania Shares Tax	297	260
Contracted Services	281	147
Legal and Professional Fees	212	182
Advertising	129	79
Other Real Estate Owned (Income)	(23)	(37)
Amortization of Intangible Assets	341	445
Other Expense	781	945
TOTAL NONINTEREST EXPENSE	8,428	9,028
Income Before Income Tax Expense	5,116	5,285
Income Tax Expense	920	1,129
NET INCOME	$4,196	$4,156
EARNINGS PER SHARE
Basic	$0.82	$0.81
Diluted	0.82	0.81
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,129,903	5,109,597
Diluted	5,142,286	5,115,705
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
(Dollars in thousands)

Net Income	$4,196	$4,156

Other Comprehensive (Loss) Income:
Change in Unrealized (Loss) Gain on Investment Securities Available-for-Sale	(1,628)	2,580
Income Tax Effect	295	(557)
Other Comprehensive (Loss) Income, Net of Income Tax Effect	(1,333)	2,023
Total Comprehensive Income	$2,863	$6,179

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2024	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2023	5,759,378	$2,400	$85,334	$83,392	$(14,545)	$(16,747)	$139,834
Comprehensive Income:
Net Income	—	—	—	4,196	—	—	4,196
Other Comprehensive Loss	—	—	—	—	—	(1,333)	(1,333)
Restricted Stock Awards Granted	25,410	11	(11)	—	—	—	—
Restricted Stock Awards Forfeited	(1,000)	—	—	—	—	—	—
Stock-Based Compensation Expense	—	—	178	—	—	—	178
Treasury stock purchased, at cost (222 shares)	—	—	—	—	(5)	—	(5)
Dividends Paid ($0.25 Per Share)	—	—	—	(1,280)	—	—	(1,280)
March 31, 2024	5,783,788	$2,411	$85,501	$86,308	$(14,550)	$(18,080)	$141,590

Three Months Ended March 31, 2023	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2022	5,708,433	$2,379	$83,953	$63,861	$(13,797)	$(26,241)	$110,155
Adoption of Accounting Standard ASU 2016-13	—	—	—	2,092	—	—	2,092
Balance as of January 1, 2023, adjusted	5,708,433	$2,379	$83,953	$65,953	$(13,797)	$(26,241)	$112,247
Comprehensive Income:
Net Income	—	—	—	4,156	—	—	4,156
Other Comprehensive Income	—	—	—	—	—	2,023	2,023
Restricted Stock Awards Granted	22,475	9	(9)	—	—	—	—
Stock-Based Compensation Expense	—	—	174	—	—	—	174
Treasury Stock Purchased, at cost (5,834 shares)	—	—	—	—	(130)	—	(130)
Dividends Paid ($0.25 Per Share)	—	—	—	(1,275)	—	—	(1,275)
March 31, 2023	5,730,908	$2,388	$84,118	$68,834	$(13,927)	$(24,218)	$117,195

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2024	2023
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$4,196	$4,156
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net (Accretion) Amortization on Securities	(212)	22
Depreciation and Amortization	718	710
Recovery (Provision) for Credit Losses - Loans	(143)	80
Provision for Credit Losses - Unfunded Commitments	106	—
Loss on Securities	166	232
Gain on Purchased Tax Credits	(12)	(7)
Income from Bank-Owned Life Insurance	(148)	(140)
Gain on Bank-Owned Life Insurance Death Benefit Claims	(915)	—
Proceeds From Mortgage Loans Sold	994	140
Originations of Mortgage Loans for Sale	(972)	(138)
Gain on Sale of Loans	(22)	(2)
Gain on Sale of Other Real Estate Owned and Repossessed Assets	(7)	—
Noncash Expense for Stock-Based Compensation	178	174
Increase in Accrued Interest Receivable	(162)	(33)
Gain on Disposal of Premises and Equipment	(274)	(11)
Decrease in Deferred Income Tax	(300)	—
Increase in Taxes Payable	925	1,129
Increase in Accrued Interest Payable	399	109
Other, Net	(1,255)	810
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,260	7,231
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	3,082	3,359
Purchases of Securities	(19,770)	—
Net Decrease (Increase) in Loans	24,482	(15,865)
Purchase of Premises and Equipment	(970)	(204)
Proceeds from Disposal of Premises and Equipment	988	36
Proceeds From a Claim on Bank-Owned Life Insurance	—	1,392
Proceeds From Sale of Other Real Estate Owned	169	—
Decrease in Restricted Equity Securities	177	223
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,158	(11,059)
FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(4,665)	13,017
Net Decrease in Short-Term Borrowings	—	(7,939)
Cash Dividends Paid	(1,280)	(1,275)
Treasury Stock, Purchases at Cost	(5)	(130)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,950)	3,673
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,468	(155)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	68,223	103,700
CASH AND DUE FROM BANKS AT END OF PERIOD	$73,691	$103,545

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2024	2023
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $5,736 and $2,540, Respectively)	$5,995	$2,522
Income Taxes	32	—
SUPPLEMENTAL NONCASH DISCLOSURE:
Proceeds Receivable from Claims on Bank-Owned Life Insurance	2,679	1,392
Other Real Estate Acquired in Settlement of Loans	—	248
Securities Purchased Not Settled	10,075	—
Syndicated Loans Purchased and Sold Not Settled, net	10,550	8,943
Right of Use Asset Recognized	1,042	77
Lease Liability Recognized	1,042	75
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
In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of results for a full year.
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest income on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest and dividend income on securities, insurance commissions, and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. The Bank operates 10 offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, and three offices in Marshall and Ohio Counties in West Virginia.
On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed December 8, 2023, and resulted in a pre-tax gain of $24.6 million. This transaction did not meet the criteria for discontinued operations reporting.
Critical Accounting Policies; Use of Critical Accounting Estimates

The disclosures below supplement the accounting policies previously disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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

Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.1 million at March 31, 2024 and $4.3 million at December 31, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $1.1 million at March 31, 2024 and $947,000 at December 31, 2023 and is excluded from the estimate of credit losses.

Recent Accounting Standards
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 that extends the period of time preparers can utilize the reference rate reform relief guidance. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. For all entities, the amendments in ASU 2022-06 are effective upon issuance. As of March 31, 2024, the Company does not have any instruments tied to the LIBOR reference rate. The adoption of this guidance is not expected to have a material effect on the Company's consolidated statements of financial condition and results of operations.
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
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three Months Ended March 31,
	2024	2023
(Dollars in thousands, except share and per share data)

Net Income	$4,196	$4,156

Weighted-Average Basic Common Shares Outstanding	5,129,903	5,109,597
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	12,383	6,108
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,142,286	5,115,705

Earnings Per Share:
Basic	$0.82	$0.81
Diluted	0.82	0.81

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

	Three Months Ended March 31,
	2024	2023
Stock Options	315,566	224,076
Restricted Stock	30,385	49,527

Note 3. Securities
The following table presents the amortized cost and fair value of securities available-for-sale at the dates indicated:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,996	$—	$(1,102)	$3,894
Obligations of States and Political Subdivisions	3,485	—	(141)	3,344
Mortgage-Backed Securities - Government-Sponsored Enterprises	56,626	12	(3,322)	53,316
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	118,532	—	(16,592)	101,940
Collateralized Loan Obligations	59,708	2	(106)	59,604
Corporate Debt	9,482	—	(1,726)	7,756
Total Available-for-Sale Debt Securities	252,829	14	(22,989)	229,854

Equity Securities:
Mutual Funds				880
Other				1,542
Total Equity Securities				2,422
Total Securities				$232,276

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,995	$—	$(1,046)	$3,949
Obligations of States and Political Subdivisions	3,481	5	(113)	3,373
Mortgage-Backed Securities - Government-Sponsored Enterprises	57,377	141	(2,986)	54,532
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	120,655	227	(15,752)	105,130
Collateralized Loan Obligations	29,862	—	(58)	29,804
Corporate Debt	9,484	—	(1,765)	7,719
Total Available-for-Sale Debt Securities	225,854	373	(21,720)	204,507

Equity Securities:
Mutual Funds				888
Other				1,700
Total Equity Securities				2,588
Total Securities				$207,095

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	March 31, 2024
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	1	$3,894	$(1,102)	1	$3,894	$(1,102)
Obligations of States and Political Subdivisions	1	545	(1)	6	2,799	(140)	7	3,344	(141)
Mortgage Backed Securities- Government-Sponsored Enterprises	3	22,180	(163)	8	16,509	(3,159)	11	38,689	(3,322)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	4	32,507	(364)	21	69,432	(16,228)	25	101,939	(16,592)
Collateralized Loan Obligations	2	8,558	(106)	—	—	—	2	8,558	(106)
Corporate Debt	—	—	—	3	7,756	(1,726)	3	7,756	(1,726)
Total	10	$63,790	$(634)	39	$100,390	$(22,355)	49	$164,180	$(22,989)

	December 31, 2023
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	1	$3,949	$(1,046)	1	$3,949	$(1,046)
Obligations of States and Political Subdivisions	—	—	—	6	2,823	(113)	6	2,823	(113)
Mortgage Backed Securities- Government-Sponsored Enterprises	—	—	—	8	17,135	(2,986)	8	17,135	(2,986)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	1	5,603	(29)	21	71,796	(15,723)	22	77,399	(15,752)
Collateralized Loan Obligations	1	2,910	(58)	—	—	—	1	2,910	(58)
Corporate Debt	—	—	—	3	7,719	(1,765)	3	7,719	(1,765)
Total	2	$8,513	$(87)	39	$103,422	$(21,633)	41	$111,935	$(21,720)

For debt securities, the Company does not believe that any individual unrealized loss as of March 31, 2024 or December 31, 2023, represents a credit related impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate a credit related impairment. The unrealized losses on securities at March 31, 2024 and December 31, 2023 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Total securities available to be pledged have a fair value of $212.0 million at March 31, 2024 and $196.8 million at December 31, 2023 of which securities with a fair value of $165.8 million and $157.3 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure uninsured public deposits, borrowings or for other purposes as required or permitted by law.
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

	March 31, 2024
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$—	$—
Due after One Year through Five Years	842	816
Due after Five Years through Ten Years	48,074	45,956
Due after Ten Years	203,913	183,082
Total	$252,829	$229,854
The following table presents the gain and loss on equity securities from both realized sales and unrealized market adjustments for the periods indicated. There was no realized gain or loss on sales of debt securities for the periods indicated. All gains and losses presented in the table below are reported in Net Loss on Securities on the Consolidated Statements of Income.

	Three Months Ended March 31,
	2024	2023
(Dollars in thousands)

Equity Securities
Net Unrealized Loss Recognized on Securities Held	$(166)	$(232)
Net Realized Gain Recognized on Securities Sold	—	—
Net Loss on Equity Securities	$(166)	$(232)
Net Loss on Securities	$(166)	$(232)
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
The following table presents the classifications of loans as of the dates indicated:

	March 31, 2024	December 31, 2023
(Dollars in thousands)

Real Estate:
Residential	$346,938	$347,808
Commercial	470,430	467,154
Construction	44,323	43,116
Commercial and Industrial	103,313	111,278
Consumer	100,576	111,643
Other	30,763	29,397
Total Loans	1,096,343	1,110,396
Allowance for Credit Losses	(9,582)	(9,707)
Loans, Net	$1,086,761	$1,100,689

Total unamortized net deferred loan fees were $897,000 and $1.0 million at March 31, 2024 and December 31, 2023, respectively.

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
The following tables present the Company’s loans by year of origination, loan segmentation and risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. There were no loans in the criticized category of Loss.

	Classified Loans by Origination Year (as of March 31, 2024)
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$5,648	$33,704	$49,806	$43,592	$57,999	$138,224	$14,420	$343,393
Special Mention	—	—	1,026	500	—	99	—	1,625
Substandard	—	—	—	97	—	1,823	—	1,920
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	5,648	33,704	50,832	44,189	57,999	140,146	14,420	346,938
Commercial
Pass	11,925	56,222	69,494	88,743	47,613	158,728	2,073	434,798
Special Mention	—	1,193	5,443	5,670	2,416	12,776	—	27,498
Substandard	—	—	—	—	—	8,134	—	8,134
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	11,925	57,415	74,937	94,413	50,029	179,638	2,073	470,430
Construction
Pass	146	15,895	13,047	731	—	—	—	29,819
Special Mention	—	4,988	2,283	663	6,570	—	—	14,504
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	146	20,883	15,330	1,394	6,570	—	—	44,323
Commercial and Industrial
Pass	14,359	25,647	15,406	8,359	5,260	5,573	18,141	92,745
Special Mention	—	—	—	—	9	3,435	3,250	6,694
Substandard	—	—	—	—	—	3,874	—	3,874
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	14,359	25,647	15,406	8,359	5,269	12,882	21,391	103,313
Consumer
Pass	232	11,857	44,691	22,508	8,777	6,836	5,557	100,458
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	24	—	23	71	—	118
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	232	11,857	44,715	22,508	8,800	6,907	5,557	100,576
Other
Pass	—	4,045	18,752	37	633	4,884	851	29,202
Special Mention	—	—	1,561	—	—	—	—	1,561
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	—	4,045	20,313	37	633	4,884	851	30,763
Total Loans	$32,310	$153,551	$221,533	$170,900	$129,300	$344,457	$44,292	$1,096,343
Gross Charge Offs	$—	$—	$26	$1	$6	$13	$17	$63

	Classified Loans by Origination Year (as of December 31, 2023)
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$33,579	$49,903	$44,749	$58,344	$38,008	$104,931	$14,932	$344,446
Special Mention	—	1,034	507	—	—	345	—	1,886
Substandard	—	—	—	—	—	1,476	—	1,476
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	33,579	50,937	45,256	58,344	38,008	106,752	14,932	347,808
Commercial
Pass	56,466	72,006	85,285	49,356	49,442	112,749	2,017	427,321
Special Mention	1,206	5,485	9,030	2,445	2,730	10,281	—	31,177
Substandard	—	—	—	—	2,717	5,939	—	8,656
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	57,672	77,491	94,315	51,801	54,889	128,969	2,017	467,154
Construction
Pass	13,322	12,469	2,932	540	—	—	—	29,263
Special Mention	4,489	2,153	663	6,548	—	—	—	13,853
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	17,811	14,622	3,595	7,088	—	—	—	43,116
Commercial and Industrial
Pass	31,609	16,334	8,652	5,556	3,366	2,875	32,172	100,564
Special Mention	—	—	—	12	—	3,215	3,250	6,477
Substandard	—	—	—	—	—	4,237	—	4,237
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	31,609	16,334	8,652	5,568	3,366	10,327	35,422	111,278
Consumer
Pass	12,726	49,027	25,528	10,365	3,786	4,715	5,408	111,555
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	24	—	64	—	88
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	12,726	49,027	25,528	10,389	3,786	4,779	5,408	111,643
Other
Pass	4,047	17,248	41	646	1,278	3,701	851	27,812
Special Mention	—	1,585	—	—	—	—	—	1,585
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	4,047	18,833	41	646	1,278	3,701	851	29,397
Total Loans	$157,444	$227,244	$177,387	$133,836	$101,327	$254,528	$58,630	$1,110,396
Gross Charge Offs	$—	$163	$44	$18	$2	$314	$48	$589

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	March 31, 2024
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$342,521	$2,347	$343	$—	$2,690	$1,727	$346,938
Commercial	468,920	863	303	—	1,166	344	470,430
Construction	44,323	—	—	—	—	—	44,323
Commercial and Industrial	103,313	—	—	—	—	—	103,313
Consumer	99,578	810	70	—	880	118	100,576
Other	30,763	—	—	—	—	—	30,763
Total Loans	$1,089,418	$4,020	$716	$—	$4,736	$2,189	$1,096,343

	December 31, 2023
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$342,852	$3,339	$141	$—	$3,480	$1,476	$347,808
Commercial	466,794	—	—	—	—	360	467,154
Construction	43,116	—	—	—	—	—	43,116
Commercial and Industrial	110,905	57	—	—	57	316	111,278
Consumer	110,459	1,010	86	—	1,096	88	111,643
Other	29,397	—	—	—	—	—	29,397
Total Loans	$1,103,523	$4,406	$227	$—	$4,633	$2,240	$1,110,396

Additional interest income that would have been recorded if the loans that were nonaccrual at March 31, 2024 were current was $20,000 for the three months ended March 31, 2024, and $33,000 for the three months ended March 31, 2023.

The following table sets forth the amounts for amortized cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the date indicated.

	March 31, 2024
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,727	$—	$—	$1,727
Commercial	344	—	—	344
Construction	—	—	—	—
Commercial and Industrial	—	—	—	—
Consumer	118	—	—	118
Total Nonaccrual Loans	$2,189	$—	$—	2,189

Other Real Estate Owned:
Residential				—
Commercial				—
Total Other Real Estate Owned				—

Total Nonperforming Assets				$2,189

	December 31, 2023
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,476	$—	$—	$1,476
Commercial	360	—	—	360
Commercial and Industrial	316	—	—	316
Consumer	88	—	—	88
Total Nonaccrual Loans	$2,240	$—	$—	2,240

Other Real Estate Owned:
Residential				162
Commercial				—
Total Other Real Estate Owned				162

Total Nonperforming Assets				$2,402
No interest income on nonaccrual loans was recognized during the three months ended March 31, 2024 and March 31, 2023.
All modifications and refinancing, including those with borrowers that are experiencing financial difficulty are subject to the modification guidance in ASC 310-20. Loan modifications could meet the definition of a new loan if certain terms of the loan are modified to the benefit of the lender and the modification to the terms of the loan are more than minor. Both of these criteria have to be met to define the modification as a new loan. If a loan modification meets the criteria of new loan, then the new loan should include the remaining net investment in the original loan, additional funds advanced, fees received, and direct loan origination costs with the refinancing or restructuring. Additionally, the effective interest rate should be recalculated based on the amortized cost basis of the new loan and a reassessment of contractual cash flow. For the three months ended March 31, 2024 and March 31, 2023, there were no new loan modifications to borrowers experiencing financial difficulty.

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $1.4 million and $907,000 at March 31, 2024 and December 31, 2023, respectively.

The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2023	$3,129	$2,630	$639	$1,693	$1,367	$249	$9,707
Charge-offs	(1)	—	—	(12)	(50)	—	(63)
Recoveries	11	—	—	43	27	—	81
Provision (Recovery) for Credit Losses - Loans	(307)	318	231	(137)	(260)	12	(143)
March 31, 2024	$2,832	$2,948	$870	$1,587	$1,084	$261	$9,582

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2022	$2,074	$5,810	$502	$2,313	$1,517	$—	$603	$12,819
Impact of ASC 326	137	(3,244)	488	(1,057)	774	120	(603)	(3,385)
Charge-offs	—	—	—	—	(53)	—	—	(53)
Recoveries	13	—	—	758	38	—	—	809
Provision (Recovery) for Credit Losses - Loans	(68)	490	(185)	(17)	(178)	38	—	80
March 31, 2023	$2,156	$3,056	$805	$1,997	$2,098	$158	$—	$10,270

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

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2023	$500
Provision for Credit Losses - Unfunded Commitments	106
Balance at March 31, 2024	$606

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$—
Impact of CECL Adoption	718
Provision for Credit Losses - Unfunded Commitments	—
Balance at March 31, 2023	$718

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. During the three months ended March 31, 2024 and March 31, 2023, there were no loans that required a credit loss to be individually assigned.

Note 5. Derivatives and Hedging Activities
Derivatives Not Designated as Hedging Instruments
The Company has four risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.
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
The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding and risk participation agreements with other financial institutions. These adjustments are included in Accrued Interest Payable and Other Liabilities on the Company's Consolidated Statement of Financial Condition.

	March 31, 2024	December 31, 2023
(Dollars in Thousands)
Derivatives not Designated as Hedging Instruments
Risk Participation Agreements:
Credit Value Adjustment	$(103)	$(94)
Notional Amount	16,588	9,119
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair Value Adjustment	(644)	(1,777)
Notional Amount	75,000	75,000
Note 6. Fair Value Disclosure
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
There were no transfers into or out of Level 3 during the three months ended March 31, 2024 or year ended December 31, 2023.
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Hierarchy	March 31, 2024	December 31, 2023
(Dollars in thousands)

ASSETS
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$3,894	$3,949
Obligations of States and Political Subdivisions	Level 2	3,344	3,373
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	53,316	54,532
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	101,940	105,130
Collateralized Loan Obligations	Level 2	59,604	29,804
Corporate Debt	Level 2	7,756	7,719
Total Available-for-Sale Debt Securities		229,854	204,507

Equity Securities
Mutual Funds	Level 1	880	888
Other	Level 1	1,542	1,700
Total Equity Securities		2,422	2,588
Total Securities		$232,276	$207,095
Total Assets		$232,276	$207,095

LIABILITIES
Derivative Financial Liabilities
Interest Rate Swaps	Level 2	$644	$1,777
Risk Participation Agreements	Level 2	103	94
Total Liabilities		$747	$1,871
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

Financial Asset	Fair Value Hierarchy	December 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

OREO	Level 3	$—	Appraisal of Collateral (1)	Liquidation Expenses (2)	100%	to	100%	100.0%
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
Collateral dependent impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At March 31, 2024 and December 31, 2023, the Company did not have any loans that would be required to be remeasured.
The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. At March 31, 2024 and December 31, 2023, the Company did not have any MSRs that would be required to be remeasured.
Other real estate owned ("OREO") properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy. As of March 31, 2024 the Company did not have any OREO that would be required to be remeasured. At December 31, 2023, OREO measured at fair value less costs to sell had no net carrying value, which consisted of the outstanding balance of $37,000 less write-downs of $37,000.
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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		March 31, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$67,006	$67,006	$62,442	$62,442
Noninterest-Earning	Level 1	6,685	6,685	5,781	5,781
Securities	See Above	232,276	232,276	207,095	207,095
Loans Held for Sale	Level 2	200	200	—	—
Loans, Net	Level 3	1,086,761	1,045,267	1,100,689	1,051,722
Restricted Stock	Level 2	3,168	3,168	3,345	3,345
Mortgage Servicing Rights	Level 3	517	973	540	974
Accrued Interest Receivable	Level 2	5,248	5,248	5,086	5,086
Financial Liabilities:
Deposits	Level 2	1,262,494	1,259,793	1,267,159	1,263,574
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	19,932	20,000	19,962
Subordinated Debt	Level 2	14,688	13,307	14,678	13,378
Derivative Liabilities	Level 2	747	747	1,871	1,871
Accrued Interest Payable	Level 2	2,213	2,213	1,814	1,814
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
The Company maintains an ACL on unfunded commitments to provide for the risk of loss inherent in these arrangements. The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The ACL on unfunded loan commitments is included in other liabilities on the Consolidated Statement of Financial Condition and the related expense is recorded in provision for credit losses - unfunded commitments in the Consolidated Statement of Income.

The following table presents the unused and available credit balances of financial instruments whose contracts represent credit risk at the dates indicated:

	March 31, 2024	December 31, 2023
(Dollars in thousands)

Standby Letters of Credit	$110	$110
Performance Letters of Credit	795	895
Construction Mortgages	43,484	47,034
Personal Lines of Credit	7,313	7,185
Overdraft Protection Lines	1,980	2,025
Home Equity Lines of Credit	24,677	24,176
Commercial Lines of Credit	67,747	64,667
Total Commitments	$146,106	$146,092
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

Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of March 31, 2024 and December 31, 2023.
Note 8. Leases
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

	Three Months Ended March 31,
	2024	2023
(Dollars in thousands)

Operating Lease Expense	$77	$77
Variable Lease Expense	8	7
Total Lease Expense	$85	$84

	March 31, 2024	December 31, 2023
(Dollars in thousands)

Operating Leases:
ROU Assets	$2,651	$1,673
Weighted Average Lease Term in Years	12.14	7.50
Weighted Average Discount Rate	4.04%	2.86%

March 31, 2024
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$420
Due After One Year to Two Years	321
Due After Two Years to Three Years	308
Due After Three Years to Four Years	307
Due After Four to Five Years	273
Due After Five Years	2,005
Total	$3,634
Less: Present Value Discount	885
Lease Liabilities	$2,749
On March 29, 2024, the Bank completed the sale and leaseback of a branch office located in Rostraver, Pennsylvania for a sales price of $1.1 million. As a result, the Bank recorded a pre-tax net gain of $274,000. Concurrently, the Bank entered into a lease agreement with the purchaser under which the Bank will lease the property for an initial term of 20 years with specified renewal options. The lease agreement includes a 2.0% annual rent escalation during the initial term and renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $1.0 million.
There were no new lease agreements which commenced during the three months ended March 31, 2023.
Note 9. Segment and Related Information
At March 31, 2024, the Company’s business activities were comprised of one operating segment, which is community banking. In prior reporting periods, the Company's business activities were comprised of two operating segments, community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters, a wholly owned subsidiary of the Bank.
Exchange Underwriters had an independent board of directors from the Company and was managed separately from the banking and related financial services that the Company offers. Exchange Underwriters was an independent insurance agency that offered property, casualty, commercial liability, surety and other insurance products.
On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in a pre-tax gain of $24.6 million. Assets remaining in the EU subsidiary at March 31, 2024 and December 31, 2023 consisted primarily of cash received from the sale of assets. The EU subsidiary will be dissolved with the remaining assets and liabilities being transferred to the Bank during 2024.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated:

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

March 31, 2024
Assets	$1,471,305	$28,771	$156,604	$(183,591)	$1,473,089
Liabilities	1,332,128	7,512	15,014	(23,155)	1,331,499
Stockholders' Equity	139,177	21,259	141,590	(160,436)	141,590

December 31, 2023
Assets	$1,452,469	$28,830	$154,698	$(179,906)	$1,456,091
Liabilities	1,315,110	7,571	14,864	(21,288)	1,316,257
Stockholders' Equity	137,359	21,259	139,834	(158,618)	139,834

Three Months Ended March 31, 2024
Interest and Dividend Income	$17,965	$—	$1,301	$(1,280)	$17,986
Interest Expense	6,240	—	155	—	6,395
Net Interest and Dividend Income	11,725	—	1,146	(1,280)	11,591
Recovery for Credit Losses - Loans	(143)	—	—	—	(143)
Provision for Credit Losses - Unfunded Commitments	106	—	—	—	106
Net Interest and Dividend Income After Net Recovery for Credit Losses	11,762	—	1,146	(1,280)	11,628
Noninterest Income (Loss)	2,074	—	(158)	—	1,916
Noninterest Expense	8,423	—	5	—	8,428
Undistributed Net Income of Subsidiary	—	—	3,150	(3,150)	—
Income Before Income Tax Expense (Benefit)	5,413	—	4,133	(4,430)	5,116
Income Tax Expense (Benefit)	983	—	(63)	—	920
Net Income	$4,430	$—	$4,196	$(4,430)	$4,196

Three Months Ended March 31, 2023
Interest and Dividend Income	$14,223	$2	$1,294	$(1,275)	$14,244
Interest Expense	2,506	—	155	—	2,661
Net Interest and Dividend Income	11,717	2	1,139	(1,275)	11,583
Provision for Credit Losses	80	—	—	—	80
Net Interest and Dividend Income After Provision for Credit Losses	11,637	2	1,139	(1,275)	11,503
Noninterest Income (Loss)	1,100	1,956	(246)	—	2,810
Noninterest Expense	7,924	1,099	5	—	9,028
Undistributed Net Income of Subsidiary	608	—	3,187	(3,795)	—
Income Before Income Tax (Benefit) Expense	5,421	859	4,075	(5,070)	5,285
Income Tax (Benefit) Expense	959	251	(81)	—	1,129
Net Income	$4,462	$608	$4,156	$(5,070)	$4,156

Note 10. Stock Based Compensation
The following table presents stock option information for the period indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2023	337,444	$24.11	5.6
Granted	93,950	22.12
Exercised	—	—
Forfeited	(3,128)	24.14
Outstanding Options at March 31, 2024	428,266	$23.67	5.6

Exercisable Options at March 31, 2024	233,957	$24.32	3.3

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at March 31, 2024	194,309	$22.90	8.3

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Term in Years			6.5
Expected Volatility			30.4%
Expected Dividends			$1.00
Risk Free Rate of Return			3.98%
Weighted Average Grant Date Fair Value (per share)			$4.81
The following table presents restricted stock award information for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2023	68,777	$23.16	3.8
Granted	25,410	22.12
Vested	(7,713)	24.05
Forfeited	(1,650)	22.48
Nonvested Restricted Stock at March 31, 2024	84,824	$22.78	3.2
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $178,000 and $174,000 for the three months ended March 31, 2024 and 2023.
As of March 31, 2024 and December 31, 2023, total unrecognized compensation expense was $905,000 and $505,000, respectively, related to stock options, and $1.8 million and $1.4 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at March 31, 2024 and December 31, 2023 exceeds the exercise price of the stock options. The intrinsic value of stock options was $27,000 and $335,000 at March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024 and December 31, 2023, respectively, there were 6,489 and 161,464 shares available under the Plan to be issued in connection with the exercise of stock options, and 2,596 and 64,586 shares that may be issued as restricted stock awards or units. Restricted stock awards or units may be issued above this amount provided that the number of shares reserved for stock options is reduced by two and one-half shares for each restricted stock award or unit share granted.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2024, compared to the consolidated financial condition as of December 31, 2023 and the consolidated results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for credit losses, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges on deposit accounts, income from bank-owned life insurance and other income. Noninterest expense consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, contracted services, legal and professional fees, advertising, deposit and general insurance and other expenses.
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
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
(Dollars in thousands)

Interest Income (GAAP)	$17,986	$14,244
Adjustment to FTE Basis	39	31
Interest Income (FTE) (Non-GAAP)	18,025	14,275
Interest Expense (GAAP)	6,395	2,661
Net Interest Income (FTE) (Non-GAAP)	$11,630	$11,614

Net Interest Rate Spread (GAAP)	2.67%	3.13%
Adjustment to FTE Basis	0.01	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	2.68	3.14

Net Interest Margin (GAAP)	3.36%	3.51%
Adjustment to FTE Basis	0.01	0.01
Net Interest Margin (FTE) (Non-GAAP)	3.37	3.52

Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	March 31, 2024	December 31, 2023
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$141,590	$139,834
Goodwill and Other Intangible Assets, Net	(10,349)	(10,690)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$131,241	$129,144

Common Shares Outstanding (Denominator)	5,142,901	5,118,713

Book Value per Common Share (GAAP)	$27.53	$27.32

Tangible Book Value per Common Share (Non-GAAP)	$25.52	$25.23

Consolidated Statements of Financial Condition Analysis
Assets
Total assets increased $17.0 million, or 1.2%, to $1.47 billion at March 31, 2024 compared to $1.46 billion at December 31, 2023.
Cash and Securities
•Cash and due from banks increased $5.5 million, or 8.0%, to $73.7 million at March 31, 2024, compared to $68.2 million at December 31, 2023.
•Securities increased $25.2 million, or 12.2%, to $232.3 million at March 31, 2024, compared to $207.1 million at December 31, 2023. The securities balance was primarily impacted by the purchase of $29.8 million of collateralized loan obligation securities, partially offset by $3.1 million of repayments on amortizing securities .
Loans, Allowance for Credit Losses (ACL) and Credit Quality
•Total loans decreased $14.1 million, or 1.3%, to $1.10 billion at March 31, 2024 compared to $1.11 billion at December 31, 2023. This was driven by decreases in consumer loans and commercial and industrial loans of $11.1 million and $8.0 million, respectively, partially offset by increases in commercial real estate loans, other loans and construction loans of $3.3 million, $1.4 million and $1.2 million, respectively. The decrease in consumer loans resulted from a reduction in indirect automobile loan production due to rising market interest rates and the discontinuation of this product offering as of June 30, 2023. This portfolio is expected to continue to decline as resources are allocated and production efforts are focused on more profitable commercial products. The decrease in commercial and industrial loans was primarily due to the prepayment of a $20.0 million line of credit and a $5.0 million syndicated national credit.
•The allowance for credit losses (ACL) was $9.6 million at March 31, 2024 and $9.7 million at December 31, 2023. As a result, the ACL to total loans was 0.87% at March 31, 2024 and December 31, 2023. The provision for credit losses recorded for the three months ended March 31, 2024 was a net recovery of $37,000. The provision for credit losses - loans was a recovery of $143,000 and was primarily due to a decrease in loan balances while the provision for credit losses - unfunded commitments was $106,000 and was due to an increase in qualitative factors.
•Net recoveries for the three months ended March 31, 2024 were $18,000. Net recoveries for the three months ended March 31, 2023 were $756,000, or 0.29% of average loans on an annualized basis primarily due to recoveries totaling $750,000 related to a prior year $2.7 million charged-off commercial and industrial loan.
•Nonperforming loans, which includes nonaccrual loans and accruing loans past due 90 days or more, were $2.2 million at March 31, 2024 and December 31, 2023. Nonperforming loans to total loans ratio was 0.20% at March 31, 2024 and December 31, 2023.
Liabilities
Total liabilities increased $15.2 million, or 1.2%, to $1.33 billion at March 31, 2024 compared to $1.32 billion at December 31, 2023.
Deposits
•Total deposits decreased $4.7 million to $1.262 billion as of March 31, 2024 compared to $1.267 billion at December 31, 2023. Non interest-bearing demand deposits decreased $2.6 million, interest-bearing demand deposits decreased $39.9 million and savings deposits decreased $4.5 million, while money market deposits increased $7.3 million and time deposits increased $35.0 million. Deposit changes were primarily the result of cyclical fluctuations in municipal deposits and the current interest rate environment causing a shift in deposit products to higher priced time deposits. Additionally, the Bank added $13.0 million of brokered certificates of deposit during the period. Brokered certificates of deposit totaled $42.0 million as of March 31, 2024 compared to $29.0 million at December 31, 2023, all mature within three months and were utilized to fund the purchase of floating rate collateralized loan obligation securities. At March 31, 2024, FDIC insured deposits totaled approximately 63.1% of total deposits while an additional 15.0% of deposits were collateralized with investment securities.
Accrued Interest Payable and Other Liabilities
•Accrued interest payable and other liabilities increased $19.9 million, or 138.0%, to $34.3 million at March 31, 2024, compared to $14.4 million at December 31, 2023 primarily due to the purchase of $10.6 million of syndicated loans which were unfunded at the end of the period and $10.1 million of securities which were unsettled at the end of the period.

Stockholders’ Equity
Stockholders’ equity increased $1.8 million, or 1.3%, to $141.6 million at March 31, 2024, compared to $139.8 million at December 31, 2023. The key factor positively impacting stockholders’ equity was $4.2 million of net income for the current period, partially offset by a $1.3 million increase in accumulated other comprehensive loss and the payment of $1.3 million in dividends since December 31, 2023.
Book value per share (GAAP) was $27.53 at March 31, 2024 compared to $27.32 at December 31, 2023, an increase of $0.21. Tangible book value per share (Non-GAAP) increased $0.29, or 1.1%, to $25.52 compared to $25.23 at December 31, 2023.
Refer to Explanation of Use of Non-GAAP Financial Measures in this Report.
Consolidated Results of Operations for the Three Months Ended March 31, 2024 and 2023
Overview. Net income was $4.20 million for the three months ended March 31, 2024, an increase of $40,000 compared to net income of $4.16 million for the three months ended March 31, 2023.
Net Interest and Dividend Income. Net interest and dividend income increased $8,000, or 0.1%, to $11.59 million for the three months ended March 31, 2024 compared to $11.58 million for the three months ended March 31, 2023. Net interest margin (GAAP) decreased to 3.36% for the three months ended March 31, 2024 compared to 3.51% for the three months ended March 31, 2023. Fully Tax Equivalent (FTE) net interest margin (Non-GAAP) decreased 15 basis points (bps) to 3.37% for the three months ended March 31, 2024 compared to 3.52% for the three months ended March 31, 2023.
Interest and Dividend Income
•Interest and dividend income increased $3.7 million, or 26.3%, to $18.0 million for the three months ended March 31, 2024 compared to $14.2 million the three months ended March 31, 2023.
◦Interest income on loans increased $2.5 million, or 19.9%, to $14.8 million for the three months ended March 31, 2024 compared to $12.4 million for the three months ended March 31, 2023. The average yield on loans increased 67 bps to 5.50% compared to 4.83% resulting in a $1.8 million increase in interest income on loans. The average balance of loans increased $47.3 million to $1.09 billion from $1.04 billion, generating $694,000 of additional interest income on loans. The increase in loan yield has been driven by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products.
◦Interest income on taxable investment securities increased $1.3 million, or 138.9%, to $2.3 million for the three months ended March 31, 2024 compared to $964,000 for the three months ended March 31, 2023 driven by a 210 bp increase in average yield coupled with a $22.6 million increase in average balances. The increase in the average yield was the result of the Bank implementing a balance sheet repositioning strategy of its portfolio of available-for-sale securities during the fourth quarter of 2023. The Bank sold $69.3 million in market value of its lower yielding U.S. government agency, mortgage-backed and municipal securities with an average yield of 1.89% and purchased $69.3 million of higher yielding mortgage-backed and collateralized mortgage obligation securities with an average yield of 5.49%.
◦Interest income on interest-earning deposits at other banks decreased $72,000, to $733,000 for the three months ended March 31, 2024 compared to $805,000 for the three months ended March 31, 2023 driven by a $14.3 million decrease in average balances, partially offset by a 58 bp increase in the average yield.
Interest Expense
•Interest expense increased $3.7 million, or 140.3%, to $6.4 million for the three months ended March 31, 2024 compared to $2.7 million for the three months ended March 31, 2023.
◦Interest expense on deposits increased $3.5 million, or 139.3%, to $6.0 million for the three months ended March 31, 2024 compared to $2.5 million for the three months ended March 31, 2023. Rising market interest rates led to the repricing of interest-bearing demand and money market deposits and a shift in deposits from noninterest-bearing to interest-bearing demand and time deposits which resulted in a 132 bp, or 116.0%, increase in the average cost of interest-bearing deposits compared to the three months ended March 31, 2023. This accounted for a $3.2 million increase in interest expense. Additionally, interest-bearing deposit balances increased $86.1 million, or 9.6%, to $978.3 million as of March 31, 2024 compared to $892.2 million as of March 31, 2023, accounting for a $298,000 increase in interest expense.
◦Interest expense on borrowed funds increased $247,000, or 157.3%, to $404,000 for the three months ended March 31, 2024 compared to $157,000 for the three months ended March 31, 2023. The average balance of borrowed funds increased $18.7 million due to $20.0 million of FHLB long-term advances added during the second quarter of 2023. The increase in the average balance accounted for a $232,000 increase in interest expense.

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

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)

Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,087,889	$14,877	5.50%	$1,040,570	$12,391	4.83%
Debt Securities
Taxable	235,800	2,303	3.91	213,158	964	1.81
Exempt From Federal Tax	—	—	—	6,270	52	3.32
Equity Securities	2,693	27	4.01	2,693	24	3.56
Interest-Earning Deposits at Banks	58,887	733	4.98	73,221	805	4.40
Other Interest-Earning Assets	3,235	85	10.57	2,633	39	6.01
Total Interest-Earning Assets	1,388,504	18,025	5.22	1,338,545	14,275	4.33
Noninterest-Earning Assets	54,910			49,703
Total Assets	$1,443,414			$1,388,248

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$334,880	1,794	2.15%	$335,327	1,191	1.44%
Money Market Accounts	203,867	1,514	2.99	213,443	939	1.78
Savings Accounts	191,444	59	0.12	242,298	37	0.06
Time Deposits	248,118	2,624	4.25	101,147	337	1.35
Total Interest-Bearing Deposits	978,309	5,991	2.46	892,215	2,504	1.14
Short-Term Borrowings	—	—	—	1,344	2	0.60
Other Borrowings	34,682	404	4.69	14,641	155	4.29
Total Interest-Bearing Liabilities	1,012,991	6,395	2.54	908,200	2,661	1.19
Noninterest-Bearing Demand Deposits	278,691			362,343
Total Funding and Cost of Funds	1,291,682		1.99	1,270,543		0.85
Other Liabilities	11,441			2,953
Total Liabilities	1,303,123			1,273,496
Stockholders' Equity	140,291			114,752
Total Liabilities and Stockholders' Equity	$1,443,414			$1,388,248
Net Interest Income (FTE) (Non-GAAP) (3)		$11,630			$11,614
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.68%			3.14%
Net Interest-Earning Assets (4)	$375,513			$430,345
Net Interest Margin (GAAP) (6)			3.36			3.51
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.37			3.52
Return on Average Assets (1)			1.17			1.21
Return on Average Equity (1)			12.03			14.69
Average Equity to Average Assets			9.72			8.27
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			137.07			147.38
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

	Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$694	$1,792	$2,486
Debt Securities:
Taxable	111	1,228	1,339
Exempt From Federal Tax	(26)	(26)	(52)
Equity Securities	—	3	3
Cash at Other Banks	(170)	98	(72)
Other Interest-Earning Assets	11	35	46
Total Interest-Earning Assets	620	3,130	3,750

Interest Expense:
Deposits	298	3,189	3,487
Short-Term Borrowings	(1)	(1)	(2)
Other Borrowings	233	16	249
Total Interest-Bearing Liabilities	530	3,204	3,734
Change in Net Interest and Dividend Income	$90	$(74)	$16
Provision for Credit Losses. The provision for credit losses recorded for the three months ended March 31, 2024 was a net recovery of $37,000. The provision for credit losses - loans was a recovery of $143,000 and was primarily due to a decrease in loan balances while the provision for credit losses - unfunded commitments was $106,000 and was due to an increase in qualitative factors. This compared to an $80,000 provision for credit losses recorded for the three months ended March 31, 2023.
Noninterest Income. Noninterest income decreased $894,000, or 31.8%, to $1.9 million for the three months ended March 31, 2024, compared to $2.8 million for the three months ended March 31, 2023. This decrease resulted primarily from a $1.9 million decrease in insurance commissions as no income was recognized for the three months ended March 31, 2024 due to the December 2023 sale of EU, compared to a full quarter of income recognized for the three months ended March 31, 2023. This decrease was partially offset by net increases in gains on bank-owned life insurance and gains on the disposal of premises and equipment of $613,000 and $263,000, respectively. The gain on bank owned life insurance was $915,000 resulting from one death claim during the three months ended March 31, 2024 compared to $302,000 resulting from two death claims during the three months ended March 31, 2023. The gain on the disposal of premises and equipment was $274,000 resulting from the sale of one branch office building during the three months ended March 31, 2024 compared to $11,000 for the three months ended March 31, 2023.
Noninterest Expense. Noninterest expense decreased $600,000, or 6.6%, to $8.4 million for the three months ended March 31, 2024 compared to $9.0 million for the three months ended March 31, 2023. Salaries and benefits decreased $503,000, or 9.9%, to $4.6 million primarily due to no expense related to EU recognized for the three months ended March 31, 2024 due to the December 2023 sale, compared to $864,000 of expense recognized for the three months ended March 31, 2023, partially offset by merit increases and revenue producing staff additions. Data processing expense decreased $165,000 due to additional expenses realized during the three months ended March 31, 2023 related to a 2022 data processing conversion. Other noninterest expense decreased $164,000 and intangible amortization decreased $104,000 primarily due to EU expenses of $108,000 and $47,000, respectively, realized during the three months ended March 31, 2023. Partially offsetting these decreases, contracted services, advertising, occupancy and equipment expenses increased $134,000, $50,000, $48,000 and $46,000, respectively.

Income Taxes. Income tax expense was $920,000 for the three months ended March 31, 2024 compared to $1.1 million for the three months ended March 31, 2023. This change was primarily driven by a decrease in pre-tax income to $5.1 million for the three months ended March 31, 2024 compared to $5.3 million for the three months ended March 31, 2023.
Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of March 31, 2024 and December 31, 2023.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at March 31, 2024 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $73.7 million at March 31, 2024. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $66.5 million at March 31, 2024. In addition, at March 31, 2024, the Company had the ability to borrow up to $482.0 million from the FHLB of Pittsburgh, of which $460.0 million is available. The Company also has the ability to borrow up to $97.8 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both March 31, 2024 and December 31, 2023, currently these credit arrangements have remained unused.
At March 31, 2024, $201.5 million, or 75.9% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered. At March 31, 2024, the Bank's current deposit portfolio is 63.1% insured by the FDIC, and with additional coverage of 15.0% from the Bank's investment securities; of the total deposits held at the Bank only 21.9% are uninsured.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At March 31, 2024, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $16.8 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At March 31, 2024 and December 31, 2023, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	March 31, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$147,112	14.50%	$143,654	13.64%
For Capital Adequacy Purposes	45,640	4.50	47,385	4.50
To Be Well Capitalized	65,924	6.50	68,445	6.50

Tier 1 Capital (to risk weighted assets)
Actual	147,112	14.50	143,654	13.64
For Capital Adequacy Purposes	60,853	6.00	63,180	6.00
To Be Well Capitalized	81,138	8.00	84,240	8.00

Total Capital (to risk weighted assets)
Actual	157,300	15.51	153,861	14.61
For Capital Adequacy Purposes	81,138	8.00	84,240	8.00
To Be Well Capitalized	101,422	10.00	105,300	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	147,112	10.28	143,654	10.19
For Capital Adequacy Purposes	57,250	4.00	56,385	4.00
To Be Well Capitalized	71,563	5.00	70,481	5.00
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
The table below sets forth, as of March 31, 2024, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Changes presented in the table below are within the policy limits approved by the Board of Directors.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+400	$157,801	$(38,532)	(19.6)%	12.40%	(164)	$54,272	$4,246	8.5%
+300	166,174	(30,159)	(15.4)	12.77	(127)	53,151	3,125	6.2
+200	176,174	(20,159)	(10.3)	13.23	(81)	52,111	2,085	4.2
+100	186,501	(9,832)	(5.0)	13.67	(37)	51,103	1,077	2.2
Flat	196,333	—	—	14.04	—	50,026	—	—
(100)	203,743	7,410	3.8	14.21	17	48,254	(1,772)	(3.5)
(200)	207,529	11,196	5.7	14.12	8	46,085	(3,941)	(7.9)
(300)	207,465	11,132	5.7	13.80	(24)	43,983	(6,043)	(12.1)
(400)	203,104	6,771	3.4	13.22	(82)	42,012	(8,014)	(16.0)
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in such Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of SEC Regulation S-K).

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
101
The following materials for the quarter ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	May 10, 2024	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	May 10, 2024	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)