Form 10-Q
period 2024-06-30
CB Financial Services, Inc.
filed 2024-08-09
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2024, the number of shares outstanding of the Registrant’s Common Stock was 5,141,911.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2024	December 31, 2023
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$133,796	$62,442
Noninterest-Earning	8,804	5,781
Total Cash and Due From Banks	142,600	68,223

Securities:
Available-for-Sale Debt Securities, at Fair Value	266,378	204,507
Equity Securities, at Fair Value	2,391	2,588
Total Securities	268,769	207,095
Loans Held for Sale	632	—
Loans, Net of Allowance for Credit Losses of $9,527 and $9,707 at June 30, 2024 and December 31, 2023, Respectively	1,069,167	1,100,689
Premises and Equipment, Net	20,326	19,704
Bank-Owned Life Insurance	23,910	25,378
Goodwill	9,732	9,732
Intangible Assets, Net	353	958
Accrued Interest Receivable and Other Assets	24,770	24,312
TOTAL ASSETS	$1,560,259	$1,456,091

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$269,964	$277,747
Interest-Bearing Demand Accounts	324,688	362,994
Money Market Accounts	229,998	201,074
Savings Accounts	179,081	194,703
Time Deposits	346,037	230,641
Total Deposits	1,349,768	1,267,159

Other Borrowings	34,698	34,678
Accrued Interest Payable and Other Liabilities	32,911	14,420
TOTAL LIABILITIES	1,417,377	1,316,257

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,783,588 Shares Issued and 5,141,911 Shares Outstanding at June 30, 2024, with 5,759,378 and 5,118,713 Shares Issued and Outstanding at December 31, 2023.	2,410	2,400
Capital Surplus	85,718	85,334
Retained Earnings	87,673	83,392
Treasury Stock, at Cost (641,677 and 640,665 Shares at June 30, 2024 and December 31, 2023, Respectively)	(14,568)	(14,545)
Accumulated Other Comprehensive Loss	(18,351)	(16,747)
TOTAL STOCKHOLDERS' EQUITY	142,882	139,834
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,560,259	$1,456,091
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$14,670	$13,426	$29,508	$25,797
Investment Securities:
Taxable	2,844	950	5,148	1,914
Tax-Exempt	—	42	—	83
Dividends	27	25	54	49
Other Interest and Dividend Income	1,398	760	2,216	1,605
TOTAL INTEREST AND DIVIDEND INCOME	18,939	15,203	36,926	29,448
INTEREST EXPENSE
Deposits	7,065	3,842	13,056	6,346
Short-Term Borrowings	—	3	—	5
Other Borrowings	404	238	808	393
TOTAL INTEREST EXPENSE	7,469	4,083	13,864	6,744
NET INTEREST AND DIVIDEND INCOME	11,470	11,120	23,062	22,704
Provision (Recovery) For Credit Losses - Loans	12	492	(130)	572
(Recovery) Provision For Credit Losses - Unfunded Commitments	(48)	(60)	57	(60)
NET INTEREST AND DIVIDEND INCOME AFTER NET (RECOVERY) PROVISION FOR CREDIT LOSSES	11,506	10,688	23,135	22,192
NONINTEREST INCOME
Service Fees	354	448	769	892
Insurance Commissions	1	1,511	3	3,434
Other Commissions	22	224	84	368
Net Gain (Loss) on Sales of Loans	9	(5)	30	(3)
Net Loss on Securities	(31)	(100)	(197)	(332)
Net Gain on Purchased Tax Credits	12	7	25	14
Net Gain on Disposal of Premises and Equipment	—	—	274	11
Income from Bank-Owned Life Insurance	147	139	295	280
Net Gain on Bank-Owned Life Insurance Claims	—	1	915	303
Other Income	174	44	406	113
TOTAL NONINTEREST INCOME	688	2,269	2,604	5,080
NONINTEREST EXPENSE
Salaries and Employee Benefits	4,425	5,231	9,001	10,310
Occupancy	940	789	1,689	1,490
Equipment	298	283	562	501
Data Processing	1,011	718	1,703	1,575
Federal Deposit Insurance Corporation Assessment	161	224	290	376
Pennsylvania Shares Tax	297	195	595	455
Contracted Services	390	434	671	581
Legal and Professional Fees	208	246	420	428
Advertising	78	75	206	154
Other Real Estate Owned (Income)	37	(35)	14	(72)
Amortization of Intangible Assets	264	446	605	891
Other Expense	875	895	1,656	1,841
TOTAL NONINTEREST EXPENSE	8,984	9,501	17,412	18,530
Income Before Income Tax Expense	3,210	3,456	8,327	8,742
Income Tax Expense	560	699	1,480	1,827
NET INCOME	$2,650	$2,757	$6,847	$6,915
EARNINGS PER SHARE
Basic	$0.52	$0.54	$1.33	$1.35
Diluted	0.51	0.54	1.33	1.35
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,142,139	5,111,987	5,136,021	5,110,799
Diluted	5,152,657	5,116,134	5,151,188	5,118,396
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in thousands)

Net Income	$2,650	$2,757	$6,847	$6,915

Other Comprehensive Loss:
Change in Unrealized Loss on Investment Securities Available-for-Sale	(344)	(2,704)	(1,972)	(124)
Income Tax Effect	73	583	368	26
Other Comprehensive Loss, Net of Income Tax Effect	(271)	(2,121)	(1,604)	(98)
Total Comprehensive Income	$2,379	$636	$5,243	$6,817

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2024	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

March 31, 2024	5,783,788	$2,411	$85,501	$86,308	$(14,550)	$(18,080)	$141,590
Comprehensive Income:
Net Income	—	—	—	2,650	—	—	2,650
Other Comprehensive Loss	—	—	—	—	—	(271)	(271)
Restricted Stock Awards Forfeited	(200)	(1)	19	—	(18)	—	—
Stock-Based Compensation Expense	—	—	198	—	—	—	198
Dividends Paid ($0.25 Per Share)	—	—	—	(1,285)	—	—	(1,285)
June 30, 2024	5,783,588	$2,410	$85,718	$87,673	$(14,568)	$(18,351)	$142,882

Three Months Ended June 30, 2023	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

March 31, 2023	5,730,908	$2,388	$84,118	$68,834	$(13,927)	$(24,218)	$117,195
Comprehensive Income:
Net Income	—	—	—	2,757	—	—	2,757
Other Comprehensive Loss	—	—	—	—	—	(2,121)	(2,121)
Restricted Stock Awards Forfeited	—	—	21	—	(21)	—	—
Restricted Stock Awards Granted	2,500	1	(1)	—	—	—	—
Stock-Based Compensation Expense	—	—	187	—	—	—	187
Exercise of Stock Options	—	—	—	—	45	—	45
Treasury Stock Purchased, at cost (8,792 shares)	—	—	—	—	(197)	—	(197)
Dividends Paid ($0.25 Per Share)	—	—	—	(1,277)	—	—	(1,277)
June 30, 2023	5,733,408	$2,389	$84,325	$70,314	$(14,100)	$(26,339)	$116,589

The accompanying notes are an integral part of these consolidated financial statements

Six Months Ended June 30, 2024	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2023	5,759,378	$2,400	$85,334	$83,392	$(14,545)	$(16,747)	$139,834
Comprehensive Income:
Net Income	—	—	—	6,847	—	—	6,847
Other Comprehensive Loss	—	—	—	—	—	(1,604)	(1,604)
Restricted Stock Awards Granted	25,410	11	(11)	—	—	—	—
Restricted Stock Awards Forfeited	(1,200)	(1)	19	—	(18)	—	—
Stock-Based Compensation Expense	—	—	376	—	—	—	376
Exercise of Stock Options	—	—	—	—	—	—	—
Treasury stock purchased, at cost (222 shares)	—	—	—	—	(5)	—	(5)
Dividends Paid ($0.50 Per Share)	—	—	—	(2,566)	—	—	(2,566)
June 30, 2024	5,783,588	$2,410	$85,718	$87,673	$(14,568)	$(18,351)	$142,882

Six Months Ended June 30, 2023	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2022	5,708,433	$2,379	$83,953	$63,861	$(13,797)	$(26,241)	$110,155
Adoption of Accounting Standard ASU 2016-13	—	—	—	2,092	—	—	2,092
Balance at January 1, 2023, adjusted	5,708,433	2,379	83,953	65,953	(13,797)	(26,241)	112,247
Comprehensive Income:
Net Income	—	—	—	6,915	—	—	6,915
Other Comprehensive Loss	—	—	—	—	—	(98)	(98)
Restricted Stock Awards Forfeited	—	—	21	—	(21)	—	—
Restricted Stock Awards Granted	24,975	10	(10)	—	—	—	—
Stock-Based Compensation Expense	—	—	361	—	—	—	361
Exercise of Stock Options	—	—	—	—	45	—	45
Treasury Stock Purchased, at cost (14,478 shares)	—	—	—	—	(327)	—	(327)
Dividends Paid ($0.50 Per Share)	—	—	—	(2,554)	—	—	(2,554)
June 30, 2023	5,733,408	$2,389	$84,325	$70,314	$(14,100)	$(26,339)	$116,589
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2024	2023
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$6,847	$6,915
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net (Accretion) Amortization on Securities	(403)	40
Depreciation and Amortization	1,400	1,420
(Recovery) Provision for Credit Losses - Loans	(130)	572
Provision (Recovery) for Credit Losses - Unfunded Commitments	57	(60)
Loss on Securities	197	332
Gain on Purchased Tax Credits	(25)	(14)
Income from Bank-Owned Life Insurance	(295)	(280)
Gain on Bank-Owned Life Insurance Death Benefit Claims	(915)	—
Proceeds From Mortgage Loans Sold	1,631	269
Originations of Mortgage Loans for Sale	(2,233)	(266)
(Gain) Loss on Sale of Loans	(30)	3
Gain on Sale of Other Real Estate Owned and Repossessed Assets	30	—
Noncash Expense for Stock-Based Compensation	376	361
Increase in Accrued Interest Receivable	(568)	(561)
Gain on Disposal of Premises and Equipment	(274)	(11)
Decrease in Deferred Income Tax	(522)	—
Decrease in Taxes Payable	(2,557)	(839)
Increase in Accrued Interest Payable	983	963
Other, Net	(1,475)	(308)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,094	8,536
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	6,784	8,135
Purchases of Securities	(62,669)	—
Net Decrease (Increase) in Loans	46,295	(45,113)
Purchase of Premises and Equipment	(2,189)	(1,345)
Proceeds from Disposal of Premises and Equipment	988	36
Proceeds From a Claim on Bank-Owned Life Insurance	2,678	731
Proceeds From Sale of Other Real Estate Owned	132	—
Decrease (Increase) in Restricted Equity Securities	226	(503)
NET CASH USED IN INVESTING ACTIVITIES	(7,755)	(38,059)
FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	82,609	(5,188)
Net Decrease in Short-Term Borrowings	—	(8,060)
Proceeds From Other Borrowed Funds	—	20,000
Cash Dividends Paid	(2,566)	(2,554)
Treasury Stock, Purchases at Cost	(5)	(327)
Exercise of Stock Options	—	45
NET CASH PROVIDED BY FINANCING ACTIVITIES	80,038	3,916
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,377	(25,607)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	68,223	103,700
CASH AND DUE FROM BANKS AT END OF PERIOD	$142,600	$78,093

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2024	2023
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $12,070 and $5,462, Respectively)	$12,881	$5,781
Income Taxes	4,222	—
SUPPLEMENTAL NONCASH DISCLOSURE:
Proceeds Receivable from Claims on Bank-Owned Life Insurance	—	664
Other Real Estate Acquired in Settlement of Loans	151	166
Securities Purchased Not Settled	7,556	—
Syndicated Loans Purchased and Sold Not Settled, net	14,672	6,976
Right of Use Asset Recognized	1,452	—
Lease Liability Recognized	1,452	—
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
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest income on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest and dividend income on securities, insurance commissions, and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. The Bank operates nine offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, and three offices in Marshall and Ohio Counties in West Virginia.
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
Critical Accounting Policies; Use of Critical Accounting Estimates

The disclosures below supplement the accounting policies disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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

The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded ACL. The ACL is reported separately as a contra-asset account on the Consolidated Statement of Financial Condition. The expected credit loss for unfunded loan commitments is reported on the Consolidated Statement of Financial Condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in provision for credit losses - unfunded commitments in the Consolidated Statements of Income.

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

Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.1 million at June 30, 2024 and $4.7 million at December 31, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $1.5 million at June 30, 2024 and $947,000 at December 31, 2023 and is excluded from the estimate of credit losses.

Recent Accounting Standards
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 that extends the period of time preparers can utilize the reference rate reform relief guidance. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. For all entities, the amendments in ASU 2022-06 are effective upon issuance. As of June 30, 2024, the Company does not have any instruments tied to the LIBOR reference rate. The adoption of this guidance is not expected to have a material effect on the Company's consolidated statements of financial condition and results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU requires all entities to disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than five percent of total income taxes paid. The ASU also requires that all entities disclose (1) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign. This ASU is effective for public entities for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the ASU to have a material effect on the Company's consolidated statements of financial condition and results of operations.

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
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in thousands, except share and per share data)

Net Income	$2,650	$2,757	$6,847	$6,915

Weighted-Average Basic Common Shares Outstanding	5,142,139	5,111,987	5,136,021	5,110,799
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	10,518	4,147	15,167	7,597
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,152,657	5,116,134	5,151,188	5,118,396

Earnings Per Share:
Basic	$0.52	$0.54	$1.33	$1.35
Diluted	0.51	0.54	1.33	1.35

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock Options	402,297	339,123	300,597	339,123
Restricted Stock	11,154	58,527	—	51,727

Note 3. Securities
The following table presents the amortized cost and fair value of securities available-for-sale at the dates indicated:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,996	$—	$(1,093)	$3,903
Obligations of States and Political Subdivisions	3,488	—	(154)	3,334
Mortgage-Backed Securities - Government-Sponsored Enterprises	55,819	—	(3,450)	52,369
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	115,957	—	(16,973)	98,984
Collateralized Loan Obligations	99,956	58	(205)	99,809
Corporate Debt	9,481	—	(1,502)	7,979
Total Available-for-Sale Debt Securities	289,697	58	(23,377)	266,378

Equity Securities:
Mutual Funds				874
Other				1,517
Total Equity Securities				2,391
Total Securities				$268,769

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,995	$—	$(1,046)	$3,949
Obligations of States and Political Subdivisions	3,481	5	(113)	3,373
Mortgage-Backed Securities - Government-Sponsored Enterprises	57,377	141	(2,986)	54,532
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	120,655	227	(15,752)	105,130
Collateralized Loan Obligations	29,862	—	(58)	29,804
Corporate Debt	9,484	—	(1,765)	7,719
Total Available-for-Sale Debt Securities	225,854	373	(21,720)	204,507

Equity Securities:
Mutual Funds				888
Other				1,700
Total Equity Securities				2,588
Total Securities				$207,095

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	June 30, 2024
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	1	$3,903	$(1,093)	1	$3,903	$(1,093)
Obligations of States and Political Subdivisions	1	543	(3)	6	2,791	(151)	7	3,334	(154)
Mortgage Backed Securities- Government-Sponsored Enterprises	4	26,375	(333)	8	16,042	(3,117)	12	42,417	(3,450)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	4	31,944	(685)	21	67,040	(16,288)	25	98,984	(16,973)
Collateralized Loan Obligations	5	37,617	(205)	—	—	—	5	37,617	(205)
Corporate Debt	—	—	—	3	7,979	(1,502)	3	7,979	(1,502)
Total	14	$96,479	$(1,226)	39	$97,755	$(22,151)	53	$194,234	$(23,377)

	December 31, 2023
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	1	$3,949	$(1,046)	1	$3,949	$(1,046)
Obligations of States and Political Subdivisions	—	—	—	6	2,823	(113)	6	2,823	(113)
Mortgage Backed Securities- Government-Sponsored Enterprises	—	—	—	8	17,135	(2,986)	8	17,135	(2,986)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	1	5,603	(29)	21	71,796	(15,723)	22	77,399	(15,752)
Collateralized Loan Obligations	1	2,910	(58)	—	—	—	1	2,910	(58)
Corporate Debt	—	—	—	3	7,719	(1,765)	3	7,719	(1,765)
Total	2	$8,513	$(87)	39	$103,422	$(21,633)	41	$111,935	$(21,720)

For debt securities, the Company does not believe that any individual unrealized loss as of June 30, 2024 or December 31, 2023, represents a credit related impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate a credit related impairment. The unrealized losses on securities at June 30, 2024 and December 31, 2023 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Total securities available to be pledged have a fair value of $249.8 million at June 30, 2024 and $196.8 million at December 31, 2023 of which securities with a fair value of $171.1 million and $157.3 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure uninsured public deposits, borrowings or for other purposes as required or permitted by law.
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

	June 30, 2024
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$—	$—
Due after One Year through Five Years	758	732
Due after Five Years through Ten Years	53,054	51,125
Due after Ten Years	235,885	214,521
Total	$289,697	$266,378
The following table presents the gain and loss on equity securities from both realized sales and unrealized market adjustments for the periods indicated. There was no realized gain or loss on sales of debt securities for the periods indicated. All gains and losses presented in the table below are reported in Net Loss on Securities on the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in thousands)

Equity Securities
Net Unrealized Loss Recognized on Securities Held	$(31)	$(100)	$(197)	$(332)
Net Realized Gain Recognized on Securities Sold	—	—	—	—
Net Loss on Equity Securities	$(31)	$(100)	$(197)	$(332)
Net Loss on Securities	$(31)	$(100)	$(197)	$(332)
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
The following table presents the classifications of loans as of the dates indicated:

	June 30, 2024	December 31, 2023
(Dollars in thousands)

Real Estate:
Residential	$342,689	$347,808
Commercial	458,724	467,154
Construction	44,038	43,116
Commercial and Industrial	112,395	111,278
Consumer	90,357	111,643
Other	30,491	29,397
Total Loans	1,078,694	1,110,396
Allowance for Credit Losses	(9,527)	(9,707)
Loans, Net	$1,069,167	$1,100,689
Total unamortized net deferred loan fees were $870,000 and $1.0 million at June 30, 2024 and December 31, 2023, respectively.
The Company uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first five categories are not considered criticized and are aggregated as “pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as loss are considered uncollectible and of such little value that continuance as an asset is not warranted.
The following tables present the Company’s loans by year of origination, loan segmentation and risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. There were no loans in the criticized category of Loss.

	Classified Loans by Origination Year (as of June 30, 2024)
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$9,154	$32,764	$49,307	$43,623	$57,115	$133,401	$14,694	$340,058
Special Mention	—	—	1,017	—	—	—	—	1,017
Substandard	—	—	—	—	—	1,614	—	1,614
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	9,154	32,764	50,324	43,623	57,115	135,015	14,694	342,689
Commercial
Pass	17,417	52,058	67,282	89,031	47,060	151,911	2,204	426,963
Special Mention	—	1,180	5,407	4,582	289	10,187	—	21,645
Substandard	—	—	—	—	2,103	8,013	—	10,116
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	17,417	53,238	72,689	93,613	49,452	170,111	2,204	458,724
Construction
Pass	842	16,694	12,031	438	—	—	—	30,005
Special Mention	—	4,322	2,561	269	6,881	—	—	14,033
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	842	21,016	14,592	707	6,881	—	—	44,038
Commercial and Industrial
Pass	21,683	26,361	14,639	6,080	4,932	5,185	23,047	101,927
Special Mention	—	—	—	—	5	3,385	3,250	6,640
Substandard	—	—	—	—	—	3,828	—	3,828
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	21,683	26,361	14,639	6,080	4,937	12,398	26,297	112,395
Consumer
Pass	709	11,044	40,451	19,765	7,497	5,504	5,285	90,255
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	22	22	58	—	102
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	709	11,044	40,451	19,787	7,519	5,562	5,285	90,357
Other
Pass	—	4,044	18,957	34	612	4,749	558	28,954
Special Mention	—	—	1,537	—	—	—	—	1,537
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	—	4,044	20,494	34	612	4,749	558	30,491
Total Loans	$49,805	$148,467	$213,189	$163,844	$126,516	$327,835	$49,038	$1,078,694
Gross Charge Offs	$—	$24	$81	$11	$36	$24	$42	$218

	Classified Loans by Origination Year (as of December 31, 2023)
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$33,579	$49,903	$44,749	$58,344	$38,008	$104,931	$14,932	$344,446
Special Mention	—	1,034	507	—	—	345	—	1,886
Substandard	—	—	—	—	—	1,476	—	1,476
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	33,579	50,937	45,256	58,344	38,008	106,752	14,932	347,808
Commercial
Pass	56,466	72,006	85,285	49,356	49,442	112,749	2,017	427,321
Special Mention	1,206	5,485	9,030	2,445	2,730	10,281	—	31,177
Substandard	—	—	—	—	2,717	5,939	—	8,656
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	57,672	77,491	94,315	51,801	54,889	128,969	2,017	467,154
Construction
Pass	13,322	12,469	2,932	540	—	—	—	29,263
Special Mention	4,489	2,153	663	6,548	—	—	—	13,853
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	17,811	14,622	3,595	7,088	—	—	—	43,116
Commercial and Industrial
Pass	31,609	16,334	8,652	5,556	3,366	2,875	32,172	100,564
Special Mention	—	—	—	12	—	3,215	3,250	6,477
Substandard	—	—	—	—	—	4,237	—	4,237
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	31,609	16,334	8,652	5,568	3,366	10,327	35,422	111,278
Consumer
Pass	12,726	49,027	25,528	10,365	3,786	4,715	5,408	111,555
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	24	—	64	—	88
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	12,726	49,027	25,528	10,389	3,786	4,779	5,408	111,643
Other
Pass	4,047	17,248	41	646	1,278	3,701	851	27,812
Special Mention	—	1,585	—	—	—	—	—	1,585
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	4,047	18,833	41	646	1,278	3,701	851	29,397
Total Loans	$157,444	$227,244	$177,387	$133,836	$101,327	$254,528	$58,630	$1,110,396
Gross Charge Offs	$—	$163	$44	$18	$2	$314	$48	$589

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	June 30, 2024
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$338,638	$2,625	$—	$—	$2,625	$1,426	$342,689
Commercial	458,395	—	—	—	—	329	458,724
Construction	44,038	—	—	—	—	—	44,038
Commercial and Industrial	112,395	—	—	—	—	—	112,395
Consumer	88,995	1,106	154	—	1,260	102	90,357
Other	30,491	—	—	—	—	—	30,491
Total Loans	$1,072,952	$3,731	$154	$—	$3,885	$1,857	$1,078,694

	December 31, 2023
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$342,852	$3,339	$141	$—	$3,480	$1,476	$347,808
Commercial	466,794	—	—	—	—	360	467,154
Construction	43,116	—	—	—	—	—	43,116
Commercial and Industrial	110,905	57	—	—	57	316	111,278
Consumer	110,459	1,010	86	—	1,096	88	111,643
Other	29,397	—	—	—	—	—	29,397
Total Loans	$1,103,523	$4,406	$227	$—	$4,633	$2,240	$1,110,396

Additional interest income that would have been recorded if the loans that were nonaccrual at June 30, 2024 were current was $21,000 and $40,000 for the three and six months ended June 30, 2024, respectively, and $61,000 and $86,000 for the three and six months ended June 30, 2023, respectively.

The following table sets forth the amounts for amortized cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the date indicated.

	June 30, 2024
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,426	$—	$—	$1,426
Commercial	329	—	—	329
Construction	—	—	—	—
Commercial and Industrial	—	—	—	—
Consumer	102	—	—	102
Total Nonaccrual Loans	$1,857	$—	$—	1,857

Other Real Estate Owned:
Residential				151
Commercial				—
Total Other Real Estate Owned				151

Total Nonperforming Assets				$2,008

	December 31, 2023
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,476	$—	$—	$1,476
Commercial	360	—	—	360
Commercial and Industrial	316	—	—	316
Consumer	88	—	—	88
Total Nonaccrual Loans	$2,240	$—	$—	2,240

Other Real Estate Owned:
Residential				162
Commercial				—
Total Other Real Estate Owned				162

Total Nonperforming Assets				$2,402
No interest income on nonaccrual loans was recognized during the three and six months ended June 30, 2024 and June 30, 2023.
All modifications and refinancing, including those with borrowers that are experiencing financial difficulty are subject to the modification guidance in ASC 310-20. Loan modifications could meet the definition of a new loan if certain terms of the loan are modified to the benefit of the lender and the modification to the terms of the loan are more than minor. Both of these criteria have to be met to define the modification as a new loan. If a loan modification meets the criteria of new loan, then the new loan should include the remaining net investment in the original loan, additional funds advanced, fees received, and direct loan origination costs with the refinancing or restructuring. Additionally, the effective interest rate should be recalculated based on the amortized cost basis of the new loan and a reassessment of contractual cash flow. For the three and six months ended June 30, 2024 and June 30, 2023, there were no new loan modifications to borrowers experiencing financial difficulty.

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $1.0 million and $907,000 at June 30, 2024 and December 31, 2023, respectively.

The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

March 31, 2024	$2,832	$2,948	$870	$1,587	$1,084	$261	$9,582
Charge-offs	—	—	—	—	(156)	—	(156)
Recoveries	2	—	—	46	41	—	89
Provision (Recovery) for Credit Losses - Loans	10	134	(126)	(148)	162	(20)	12
June 30, 2024	$2,844	$3,082	$744	$1,485	$1,131	$241	$9,527

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

March 31, 2023	$2,156	$3,056	$805	$1,997	$2,098	$158	$10,270
Charge-offs	(97)	—	—	—	(51)	—	(148)
Recoveries	1	23	—	8	20	—	52
Provision (Recovery) for Credit Losses - Loans	296	137	133	135	(219)	10	492
June 30, 2023	$2,356	$3,216	$938	$2,140	$1,848	$168	$10,666

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2023	$3,129	$2,630	$639	$1,693	$1,367	$249	$9,707
Charge-offs	—	—	—	(12)	(206)	—	(218)
Recoveries	11	—	—	89	68	—	168
Provision (Recovery) for Credit Losses - Loans	(296)	452	105	(285)	(98)	(8)	(130)
June 30, 2024	$2,844	$3,082	$744	$1,485	$1,131	$241	$9,527

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2022	$2,074	$5,810	$502	$2,313	$1,517	$—	$603	$12,819
Impact of ASC 326 - Loans	137	(3,244)	488	(1,057)	774	120	(603)	(3,385)
Charge-offs	(97)	—	—	—	(104)	—	—	(201)
Recoveries	14	23	—	766	58	—	—	861
Provision (Recovery)	228	627	(52)	118	(397)	48	—	572
June 30, 2023	$2,356	$3,216	$938	$2,140	$1,848	$168	$—	$10,666

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued interest payable and other liabilities on the Consolidated Statement of Financial Condition), with adjustments to the reserve recognized in provision for credit losses - unfunded commitments on the Consolidated Statement of Income. The Company’s activity in the allowance for credit losses on unfunded commitments for the periods indicated was as follows:

(in thousands)	Allowance for Credit Losses
Balance at March 31, 2024	$605
Recovery for Credit Losses - Unfunded Commitments	(48)
Balance at June 30, 2024	$557

(in thousands)	Allowance for Credit Losses
Balance at March 31, 2023	$718
Impact of CECL Adoption	—
Recovery for Credit Losses - Unfunded Commitments	(60)
Balance at June 30, 2023	$658

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2023	$500
Provision for Credit Losses - Unfunded Commitments	57
Balance at June 30, 2024	$557

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$—
Impact of CECL Adoption	718
Recovery for Credit Losses - Unfunded Commitments	(60)
Balance at June 30, 2023	$658

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. During the three and six months ended June 30, 2024 and June 30, 2023, there were no loans that required a credit loss to be individually assigned.

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

	June 30, 2024	December 31, 2023
(Dollars in Thousands)
Derivatives not Designated as Hedging Instruments
Risk Participation Agreements:
Credit Value Adjustment	$(91)	$(94)
Notional Amount	16,374	9,119
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair Value Adjustment	(345)	(1,777)
Notional Amount	75,000	75,000
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
The Company uses derivative instruments, including interest rate swaps and risk participation agreements, and the fair value of such instruments are calculated using accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative, considering the contractual terms of each derivative, and uses observable market-based inputs, such as interest rate curves and implied volatilities. Credit valuation adjustments are incorporated to appropriately reflect nonperformance risk and the respective counterparties' nonperformance risk in calculating fair value measurements. These instruments are classified as Level 2.
There were no transfers into or out of Level 3 during the six months ended June 30, 2024 or year ended December 31, 2023.
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Hierarchy	June 30, 2024	December 31, 2023
(Dollars in thousands)

ASSETS
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$3,903	$3,949
Obligations of States and Political Subdivisions	Level 2	3,334	3,373
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	52,369	54,532
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	98,984	105,130
Collateralized Loan Obligations	Level 2	99,809	29,804
Corporate Debt	Level 2	7,979	7,719
Total Available-for-Sale Debt Securities		266,378	204,507

Equity Securities
Mutual Funds	Level 1	874	888
Other	Level 1	1,517	1,700
Total Equity Securities		2,391	2,588
Total Securities		$268,769	$207,095
Total Assets		$268,769	$207,095

LIABILITIES
Derivative Financial Liabilities
Interest Rate Swaps	Level 2	$345	$1,777
Risk Participation Agreements	Level 2	91	94
Total Liabilities		$436	$1,871
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
Collateral dependent impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At June 30, 2024 and December 31, 2023, the Company did not have any loans that would be required to be remeasured.
The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. At June 30, 2024 and December 31, 2023, the Company did not have any MSRs that would be required to be remeasured.
Other real estate owned ("OREO") properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy. As of June 30, 2024 the Company did not have any OREO that would be required to be remeasured. At December 31, 2023, OREO measured at fair value less costs to sell had no net carrying value, which consisted of the outstanding balance of $37,000 less write-downs of $37,000.
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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		June 30, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$133,796	$133,796	$62,442	$62,442
Noninterest-Earning	Level 1	8,804	8,804	5,781	5,781
Securities	See Above	268,769	268,769	207,095	207,095
Loans Held for Sale	Level 2	632	632	—	—
Loans, Net	Level 3	1,069,167	1,024,258	1,100,689	1,051,722
Restricted Stock	Level 2	3,119	3,119	3,345	3,345
Mortgage Servicing Rights	Level 3	497	923	540	974
Accrued Interest Receivable	Level 2	5,654	5,654	5,086	5,086
Financial Liabilities:
Deposits	Level 2	1,349,768	1,349,024	1,267,159	1,263,574
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	19,872	20,000	19,962
Subordinated Debt	Level 2	14,698	13,313	14,678	13,378
Derivative Liabilities	Level 2	436	436	1,871	1,871
Accrued Interest Payable	Level 2	2,797	2,797	1,814	1,814
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

The following table presents the unused and available credit balances of financial instruments whose contracts represent credit risk at the dates indicated:

	June 30, 2024	December 31, 2023
(Dollars in thousands)

Standby Letters of Credit	$75	$110
Performance Letters of Credit	795	895
Construction Loans	45,887	47,034
Personal Lines of Credit	7,151	7,185
Overdraft Protection Lines	4,536	2,025
Home Equity Lines of Credit	26,254	24,176
Commercial Lines of Credit	64,815	64,667
Total Commitments	$149,513	$146,092
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

Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of June 30, 2024 and December 31, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in thousands)

Operating Lease Expense	$99	$77	$176	$154
Variable Lease Expense	8	8	16	15
Total Lease Expense	$107	$85	$192	$169

	June 30, 2024	December 31, 2023
(Dollars in thousands)

Operating Leases:
ROU Assets	$2,989	$1,673
Weighted Average Lease Term in Years	11.07	7.50
Weighted Average Discount Rate	4.15%	2.86%

June 30, 2024
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$505
Due After One Year to Two Years	408
Due After Two Years to Three Years	409
Due After Three Years to Four Years	405
Due After Four to Five Years	336
Due After Five Years	1,962
Total	$4,025
Less: Present Value Discount	952
Lease Liabilities	$3,073
On March 29, 2024, the Bank completed the sale and leaseback of a branch office located in Rostraver, Pennsylvania, for a sales price of $1.1 million. As a result, the Bank recorded a pre-tax net gain of $274,000. Concurrently, the Bank entered into a lease agreement with the purchaser under which the Bank will lease the property for an initial term of 20 years with specified renewal options. The lease agreement includes a 2.0% annual rent escalation during the initial term and renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $1.0 million.
On April 8, 2024, the Bank entered into a lease agreement under which the Bank will lease retail property located in Uniontown, Pennsylvania. The lease agreement is for an initial term of five years with specified renewal options. The lease agreement includes a 2.5% annual rent escalation during the initial term and renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $410,000.
There were no new lease agreements which commenced during the six months ended June 30, 2023.
Note 9. Segment and Related Information
At June 30, 2024, the Company’s business activities were comprised of one operating segment, which is community banking. In prior reporting periods, the Company's business activities were comprised of two operating segments, community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters ("EU"), a wholly owned subsidiary of the Bank.
EU had an independent board of directors from the Company and was managed separately from the banking and related financial services that the Company offers. EU was an independent insurance agency that offered property, casualty, commercial liability, surety and other insurance products.
On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in a pre-tax gain of $24.6 million. Assets remaining in the EU subsidiary at June 30, 2024 and December 31, 2023 consisted primarily of cash received from the sale of assets. The EU subsidiary is expected to be merged into the Bank, with the remaining assets and liabilities being transferred to the Bank during 2024.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated:

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

June 30, 2024
Assets	$1,558,458	$26,233	$157,615	$(182,047)	$1,560,259
Liabilities	1,418,052	4,974	14,733	(20,382)	1,417,377
Stockholders' Equity	140,406	21,259	142,882	(161,665)	142,882

December 31, 2023
Assets	$1,452,469	$28,830	$154,698	$(179,906)	$1,456,091
Liabilities	1,315,110	7,571	14,864	(21,288)	1,316,257
Stockholders' Equity	137,359	21,259	139,834	(158,618)	139,834

Three Months Ended June 30, 2024
Interest and Dividend Income	$18,919	$—	$1,306	$(1,286)	$18,939
Interest Expense	7,314	—	155	—	7,469
Net Interest and Dividend Income	11,605	—	1,151	(1,286)	11,470
Provision for Credit Losses - Loans	12	—	—	—	12
Recovery for Credit Losses - Unfunded Commitments	(48)	—	—	—	(48)
Net Interest and Dividend Income After Net Recovery for Credit Losses	11,641	—	1,151	(1,286)	11,506
Noninterest Income (Loss)	714	—	(26)	—	688
Noninterest Expense	8,978	—	6	—	8,984
Undistributed Net Income of Subsidiary	—	—	1,500	(1,500)	—
Income Before Income Tax Expense (Benefit)	3,377	—	2,619	(2,786)	3,210
Income Tax Expense (Benefit)	591	—	(31)	—	560
Net Income	$2,786	$—	$2,650	$(2,786)	$2,650

Six Months Ended June 30, 2024
Interest and Dividend Income	$36,884	$—	$2,608	$(2,566)	$36,926
Interest Expense	13,554	—	310	—	13,864
Net Interest and Dividend Income	23,330	—	2,298	(2,566)	23,062
Recovery for Credit Losses - Loans	(130)	—	—	—	(130)
Provision for Credit Losses - Unfunded Commitments	57	—	—	—	57
Net Interest and Dividend Income After Net Recovery for Credit Losses	23,403	—	2,298	(2,566)	23,135
Noninterest Income (Loss)	2,787	—	(183)	—	2,604
Noninterest Expense	17,401	—	11	—	17,412
Undistributed Net Income of Subsidiary	—	—	4,650	(4,650)	—
Income Before Income Tax Expense (Benefit)	8,789	—	6,754	(7,216)	8,327
Income Tax Expense (Benefit)	1,573	—	(93)	—	1,480
Net Income	$7,216	$—	$6,847	$(7,216)	$6,847

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

Three Months Ended June 30, 2023
Interest and Dividend Income	$15,182	$2	$1,297	$(1,278)	$15,203
Interest Expense	3,926	—	157	—	4,083
Net Interest and Dividend Income	11,256	2	1,140	(1,278)	11,120
Provision for Credit Losses - Loans	492	—	—	—	492
Recovery for Credit Losses - Unfunded Commitments	(60)	—	—	—	(60)
Net Interest and Dividend Income After Net Provision for Credit Losses	10,824	2	1,140	(1,278)	10,688
Noninterest Income (Loss)	810	1,545	(86)	—	2,269
Noninterest Expense	8,457	1,044	—	—	9,501
Undistributed Net Income of Subsidiary	357	—	1,656	(2,013)	—
Income Before Income Tax Expense (Benefit)	3,534	503	2,710	(3,291)	3,456
Income Tax Expense (Benefit)	600	146	(47)	—	699
Net Income	$2,934	$357	$2,757	$(3,291)	$2,757

Six Months Ended June 30, 2023
Interest and Dividend Income	$29,405	$3	$2,593	$(2,553)	$29,448
Interest Expense	6,433	—	311	—	6,744
Net Interest and Dividend Income	22,972	3	2,282	(2,553)	22,704
Provision for Credit Losses - Loans	572	—	—	—	572
Recovery for Credit Losses - Unfunded Commitments	(60)	—	—	—	(60)
Net Interest and Dividend Income After Net Provision for Credit Losses	22,460	3	2,282	(2,553)	22,192
Noninterest Income (Loss)	1,911	3,501	(332)	—	5,080
Noninterest Expense	16,382	2,143	5	—	18,530
Undistributed Net Income of Subsidiary	965	—	4,842	(5,807)	—
Income Before Income Tax Expense (Benefit)	8,954	1,361	6,787	(8,360)	8,742
Income Tax Expense (Benefit)	1,559	396	(128)	—	1,827
Net Income	$7,395	$965	$6,915	$(8,360)	$6,915

Note 10. Stock Based Compensation
The following table presents stock option information for the period indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2023	337,444	$24.11	5.6
Granted	93,950	22.12
Exercised	—	—
Forfeited	(20,097)	24.96
Outstanding Options at June 30, 2024	411,297	$23.61	6.0

Exercisable Options at June 30, 2024	217,323	$24.32	3.5

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at June 30, 2024	193,974	$22.82	8.8

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Term in Years			6.5
Expected Volatility			30.4%
Expected Dividends			$1.00
Risk Free Rate of Return			3.98%
Weighted Average Grant Date Fair Value (per share)			$4.81
The following table presents restricted stock award information for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2023	68,777	$23.16	3.8
Granted	25,410	22.12
Vested	(8,033)	24.00
Forfeited	(1,990)	22.63
Nonvested Restricted Stock at June 30, 2024	84,164	$22.78	3.3
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $198,000 and $187,000 for the three months ended June 30, 2024 and 2023. Stock-based compensation expense was $376,000 and $361,000 for the six months ended June 30, 2024 and 2023.
As of June 30, 2024 and December 31, 2023, total unrecognized compensation expense was $799,000 and $505,000, respectively, related to stock options, and $1.6 million and $1.4 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at June 30, 2024 and December 31, 2023 exceeds the exercise price of the stock options. The intrinsic value of stock options was $165,000 and $335,000 at June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024 there were 287,500 shares of common stock available and reserved under the 2024 Plan to be issued as restricted stock awards or units based on the terms of the Plan. At June 30, 2024, no shares have been granted under the 2024 Plan. Under the 2021 Plan, there were 161,464 shares available at December 31, 2023 to be issued in connection with the exercise of stock options, and 64,586 shares to be issued as restricted stock awards or units. The 2021 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2024 Plan, no more awards can be granted under the 2021 Plan.
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
The Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates from nine branches in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania and three offices in Marshall and Ohio Counties in West Virginia. The Bank also has a loan production office in Allegheny County, a corporate center in Washington County and an operations center in Greene County, all of which are in Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area.
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2024, compared to the consolidated financial condition as of December 31, 2023 and the consolidated results of operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
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
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(Dollars in thousands)

Interest Income (GAAP)	$18,939	$15,203	$36,926	$29,448
Adjustment to FTE Basis	41	35	78	65
Interest Income (FTE) (Non-GAAP)	18,980	15,238	37,004	29,513
Interest Expense (GAAP)	7,469	4,083	13,864	6,744
Net Interest Income (FTE) (Non-GAAP)	$11,511	$11,155	$23,140	$22,769

Net Interest Rate Spread (GAAP)	2.44%	2.78%	2.55%	2.95%
Adjustment to FTE Basis	0.02	0.01	0.01	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	2.46%	2.79%	2.56%	2.96%

Net Interest Margin (GAAP)	3.18%	3.29%	3.27%	3.40%
Adjustment to FTE Basis	0.01	0.01	0.01	0.01
Net Interest Margin (FTE) (Non-GAAP)	3.19%	3.30%	3.28%	3.41%

Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	June 30, 2024	December 31, 2023
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$142,882	$139,834
Goodwill and Other Intangible Assets, Net	(10,085)	(10,690)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$132,797	$129,144

Common Shares Outstanding (Denominator)	5,141,911	5,118,713

Book Value per Common Share (GAAP)	$27.79	$27.32

Tangible Book Value per Common Share (Non-GAAP)	$25.83	$25.23

Consolidated Statements of Financial Condition Analysis
Assets
Total assets increased $104.2 million, or 7.2%, to $1.6 billion at June 30, 2024 compared to $1.5 billion at December 31, 2023.
Cash and Securities
•Cash and due from banks increased $74.4 million, or 109.0%, to $142.6 million at June 30, 2024, compared to $68.2 million at December 31, 2023.
•Securities increased $61.7 million, or 29.8%, to $268.8 million at June 30, 2024, compared to $207.1 million at December 31, 2023. The securities balance was primarily impacted by the purchase of $69.8 million of collateralized loan obligation securities, partially offset by $6.8 million of repayments on amortizing securities.
Loans, Allowance for Credit Losses (ACL) and Credit Quality
•Total loans decreased $31.7 million, or 2.9%, to $1.08 billion at June 30, 2024 compared to $1.11 billion at December 31, 2023. This was driven by decreases in consumer, commercial real estate and residential real estate loans of $21.3 million, $8.4 million and $5.1 million, respectively, partially offset by increases in commercial and industrial loans, other loans and construction loans of $1.1 million, $1.1 million and $922,000, respectively. The decrease in consumer loans resulted from a reduction in indirect automobile loan production due to rising market interest rates and the discontinuation of this product offering as of June 30, 2023. This portfolio is expected to continue to decline as resources are allocated and production efforts are focused on more profitable commercial products. In total, $62.3 million of loans have paid off since December 31, 2023.
•The allowance for credit losses (ACL) was $9.5 million at June 30, 2024 and $9.7 million at December 31, 2023. As a result, the ACL to total loans was 0.88% at June 30, 2024 and December 31, 2023. The provision for credit losses recorded for the three months ended June 30, 2024 was a net recovery of $36,000. The provision for credit losses - loans was $12,000 and was primarily due to an increase in the required reserve for individually analyzed loans, partially offset by the impact of a decrease in loan balances while the provision for credit losses - unfunded commitments was $48,000 and was due to a decrease in loss rates.
•Net charge-offs for the three months ended June 30, 2024 were $67,000. Net charge-offs for the three months ended June 30, 2023 were $96,000, or 0.04% of average loans on an annualized basis primarily due to recoveries totaling $750,000 related to a prior year $2.7 million charged-off commercial and industrial loan.
•Nonperforming loans, which include nonaccrual loans and accruing loans past due 90 days or more, were $1.9 million at June 30, 2024 and $2.2 million at December 31, 2023. Nonperforming loans to total loans ratio was 0.17% at June 30, 2024 and 0.20% at December 31, 2023.
Liabilities
Total liabilities increased $101.1 million, or 7.7%, to $1.42 billion at June 30, 2024 compared to $1.32 billion at December 31, 2023.
Deposits
•Total deposits increased $82.6 million to $1.35 billion as of June 30, 2024 compared to $1.27 billion at December 31, 2023. Time deposits increased $115.4 million and money market deposits increased $28.9 million while interest-bearing demand, savings and non interest-bearing demand deposits decreased $38.3 million, $15.6 million and $7.8 million, respectively. Deposit changes were primarily the result of the current interest rate environment causing a shift in deposit products to higher priced money market and time deposits. Additionally, the Bank added $63.1 million of brokered certificates of deposit during the period. Brokered certificates of deposit totaled $92.1 million as of June 30, 2024 compared to $29.0 million at December 31, 2023, all mature within three months and were utilized to fund the purchase of floating rate CLO securities. At June 30, 2024, FDIC insured deposits totaled approximately 62.6% of total deposits while an additional 15.0% of deposits were collateralized with investment securities.
Accrued Interest Payable and Other Liabilities
•Accrued interest payable and other liabilities increased $18.5 million, or 128.3%, to $32.9 million at June 30, 2024, compared to $14.4 million at December 31, 2023 primarily due to the purchase of $14.7 million of syndicated loans and $7.6 million of securities which were unsettled at the end of the period.

Stockholders’ Equity
Stockholders’ equity increased $3.0 million, or 2.1%, to $142.9 million at June 30, 2024, compared to $139.8 million at December 31, 2023. The key factor positively impacting stockholders’ equity was $6.8 million of net income for the current period, partially offset by a $1.6 million increase in accumulated other comprehensive loss and the payment of $2.6 million in dividends since December 31, 2023.
Book value per common share (GAAP) was $27.79 at June 30, 2024 compared to $27.32 at December 31, 2023, an increase of $0.47. Tangible book value per common share (Non-GAAP) increased $0.60, or 2.4%, to $25.83 compared to $25.23 at December 31, 2023.
Refer to Explanation of Use of Non-GAAP Financial Measures in this Report.
Consolidated Results of Operations for the Three Months Ended June 30, 2024 and 2023
Overview. Net income was $2.7 million for the three months ended June 30, 2024, a decrease of $107,000 compared to net income of $2.8 million for the three months ended June 30, 2023.
Net Interest and Dividend Income. Net interest and dividend income increased $350,000, or 3.1%, to $11.5 million for the three months ended June 30, 2024 compared to $11.1 million for the three months ended June 30, 2023. Net interest margin (GAAP) decreased to 3.18% for the three months ended June 30, 2024 compared to 3.29% for the three months ended June 30, 2023. Fully Tax Equivalent (FTE) net interest margin (Non-GAAP) decreased 11 basis points (bps) to 3.19% for the three months ended June 30, 2024 compared to 3.30% for the three months ended June 30, 2023.
Interest and Dividend Income
•Interest and dividend income increased $3.7 million, or 24.6%, to $18.9 million for the three months ended June 30, 2024 compared to $15.2 million the three months ended June 30, 2023.
◦Interest income on loans increased $1.2 million, or 9.3%, to $14.7 million for the three months ended June 30, 2024 compared to $13.4 million for the three months ended June 30, 2023. The average yield on loans increased 50 bps to 5.50% compared to 5.00% resulting in a $1.3 million increase in interest income on loans. The average balance of loans decreased $2.9 million to $1.076 billion from $1.079 billion, causing a $77,000 decrease in interest income on loans. The increase in loan yield has been driven by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products.
◦Interest income on taxable investment securities increased $1.9 million, or 199.4%, to $2.8 million for the three months ended June 30, 2024 compared to $950,000 for the three months ended June 30, 2023 driven by a 246 bp increase in average yield coupled with a $56.7 million increase in average balances. The increase in the average yield was the result of the Bank implementing a balance sheet repositioning strategy of its portfolio of available-for-sale securities during the fourth quarter of 2023. The Company sold $69.3 million in market value of its lower yielding U.S. government agency, mortgage-backed and municipal securities with an average yield of 1.89% and purchased $69.3 million of higher yielding mortgage-backed and collateralized mortgage obligation securities with an average yield of 5.49%. The increase in volume was driven by a $74.3 million increase in the average balance of collateralized loan obligation (“CLO”) securities as the Bank executed a leverage strategy to purchase these assets funded with brokered certificates of deposits.
◦Interest income on interest-earning deposits at other banks increased $592,000, to $1.3 million for the three months ended June 30, 2024 compared to $721,000 for the three months ended June 30, 2023 driven by a $47.7 million increase in average balances, partially offset by a 19 bp decrease in the average yield. The volume increase was due in part to $30.5 million in cash received from the December 2023 sale of EU.
Interest Expense
•Interest expense increased $3.4 million, or 82.9%, to $7.5 million for the three months ended June 30, 2024 compared to $4.1 million for the three months ended June 30, 2023.
◦Interest expense on deposits increased $3.2 million, or 83.9%, to $7.1 million for the three months ended June 30, 2024 compared to $3.8 million for the three months ended June 30, 2023. Rising market interest rates led to the repricing of interest-bearing demand and money market deposits and a shift in deposits from noninterest-bearing and interest-bearing demand and savings deposits into money market and time deposits which resulted in a 109 bp, or 65.8%, increase in the average cost of interest-bearing deposits compared to the three months ended June 30, 2023. This accounted for a $2.8 million increase in interest expense. Additionally, interest-bearing deposit balances increased $103.6 million, or 11.1%, to $1.0 billion as of June 30, 2024 compared to $930.1 million as of June 30, 2023, accounting for a $462,000 increase in interest expense.

◦Interest expense on borrowed funds increased $163,000, or 67.6%, to $404,000 for the three months ended June 30, 2024 compared to $241,000 for the three months ended June 30, 2023. The average balance of borrowed funds increased $13.2 million due to $20.0 million of FHLB long-term advances added during the second quarter of 2023. The increase in the average balance accounted for a $158,000 increase in interest expense.
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

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,076,455	$14,711	5.50%	$1,079,399	$13,450	5.00%
Debt Securities
Taxable	266,021	2,844	4.28	209,292	950	1.82
Exempt From Federal Tax	—	—	—	6,180	53	3.43
Equity Securities	2,693	27	4.01	2,693	25	3.71
Interest-Earning Deposits at Banks	101,277	1,313	5.19	53,582	721	5.38
Other Interest-Earning Assets	3,154	85	10.84	2,783	39	5.62
Total Interest-Earning Assets	1,449,600	18,980	5.27	1,353,929	15,238	4.51
Noninterest-Earning Assets	53,564			52,812
Total Assets	$1,503,164			$1,406,741
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$325,069	1,858	2.30%	$354,497	1,582	1.79%
Money Market Accounts	214,690	1,646	3.08	194,565	1,033	2.13
Savings Accounts	184,944	52	0.11	225,175	53	0.09
Time Deposits	308,956	3,509	4.57	155,867	1,174	3.02
Total Interest-Bearing Deposits	1,033,659	7,065	2.75	930,104	3,842	1.66
Short-Term Borrowings	2	—	—	480	3	2.51
Other Borrowings	34,692	404	4.68	21,026	238	4.54
Total Interest-Bearing Liabilities	1,068,353	7,469	2.81	951,610	4,083	1.72
Noninterest-Bearing Demand Deposits	272,280			326,262
Total Funding and Cost of Funds	1,340,633		2.24	1,277,872		1.28
Other Liabilities	21,867			10,920
Total Liabilities	1,362,500			1,288,792
Stockholders' Equity	140,664			117,949
Total Liabilities and Stockholders' Equity	$1,503,164			$1,406,741
Net Interest Income (FTE) (Non-GAAP) (3)		$11,511			$11,155
Net Interest-Earning Assets (4)	$381,247			$402,319
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.46%			2.79%
Net Interest Margin (GAAP) (6)			3.18			3.29
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.19			3.30
Return on Average Assets (1)			0.71			0.79
Return on Average Equity (1)			7.58			9.38
Average Equity to Average Assets			9.36			8.38
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			135.69			142.28
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

	Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$(77)	$1,338	$1,261
Debt Securities:
Taxable	316	1,578	1,894
Exempt From Federal Tax	(26)	(27)	(53)
Equity Securities	—	2	2
Cash at Other Banks	618	(26)	592
Other Interest-Earning Assets	6	40	46
Total Interest-Earning Assets	837	2,905	3,742

Interest Expense:
Deposits	462	2,761	3,223
Short-Term Borrowings	(1)	(2)	(3)
Other Borrowings	159	7	166
Total Interest-Bearing Liabilities	620	2,766	3,386
Change in Net Interest and Dividend Income	$217	$139	$356
Provision for Credit Losses. The provision for credit losses recorded for the three months ended June 30, 2024 was a net recovery of $36,000. The provision for credit losses - loans was $12,000 and was primarily due to an increase in the required reserve for individually analyzed loans, partially offset by the impact of a decrease in loan balances, while the provision for credit losses - unfunded commitments was a recovery of $48,000 and was due to a decrease in loss rates. This compared to an $432,000 provision for credit losses recorded for the three months ended June 30, 2023 which was required primarily due to loan growth coupled with a modeled slowdown in loan prepayment speeds.
Noninterest Income. Noninterest income decreased $1.6 million, or 69.7%, to $688,000 for the three months ended June 30, 2024, compared to $2.3 million for the three months ended June 30, 2023. This decrease resulted primarily from a $1.5 million decrease in insurance commissions as no income was recognized for the three months ended June 30, 2024 due to the December 2023 sale of Exchange Underwriters ("EU"), compared to a full quarter of income recognized for the three months ended June 30, 2023.
Noninterest Expense. Noninterest expense decreased $517,000, or 5.4%, to $9.0 million for the three months ended June 30, 2024 compared to $9.5 million for the three months ended June 30, 2023. Salaries and benefits decreased $806,000, or 15.4%, to $4.4 million primarily due to no expense related to EU recognized for the three months ended June 30, 2024 due to the December 2023 sale, compared to $823,000 of expense recognized for the three months ended June 30, 2023, partially offset by merit increases and revenue producing staff additions. Intangible amortization decreased $182,000 as a portion of the Bank’s core deposit intangible was fully amortized in February 2024 and EU intangible amortization of $47,000 was realized during the three months ended June 30, 2023. FDIC assessment expense decreased $63,000 due to a decrease in the assessment rate. Data processing expense increased $293,000 costs associated with the implementation of a new loan origination system and financial dashboard platform. Occupancy expenses increased $151,000 due to $192,000 of environmental remediation costs related to a construction project on one of the Bank’s office location, partially offset by $42,000 of EU occupancy expenses realized during the three months ended June 30, 2023. Pennsylvania shares tax expense increased $102,000 due to a higher taxable base due to the increase in equity resulting from the sale of EU.
Income Taxes. Income tax expense was $560,000 for the three months ended June 30, 2024 compared to $699,000 for the three months ended June 30, 2023. This change was primarily driven by $95,000 reversal of expense due to a prior period over accrual and a decrease in pre-tax income to $3.2 million for the three months ended June 30, 2024 compared to $3.5 million for the three months ended June 30, 2023.
Results of Operations for the Six Months Ended June 30, 2024 and 2023
Overview. Net income was $6.8 million for the six months ended June 30, 2024, an decrease of $68,000 compared to $6.9 million for the six months ended June 30, 2023.
Net Interest and Dividend Income. Net interest and dividend income increased $358,000, or 1.6% to $23.1 million for the six months ended June 30, 2024 compared to $22.7 million for the six months ended June 30, 2023. Net interest margin (GAAP) decreased to 3.27% for the six months ended June 30, 2024 compared to 3.40% for the six months ended June 30, 2023. Net interest margin (Non-GAAP FTE) decreased 13 bps to 3.28% for the six months ended June 30, 2024 compared to 3.41% the six months ended June 30, 2023.
Interest and Dividend Income
•Interest and dividend income increased $7.5 million, or 25.4%, to $36.9 million for the six months ended June 30, 2024 compared to $29.4 million for the six months ended June 30, 2023.
◦Interest income on loans increased $3.7 million, or 14.4%, to $29.5 million during the six months ended June 30, 2024 compared to $25.8 million for the six months ended June 30, 2023. The average yield on loans increased 58 bps to 5.50% for the six months ended June 30, 2024 compared to 4.92% for the six months ended June 30, 2023 resulting in a $3.1 million increase in interest income on loans. The increase in loan yield has been driven by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products. The average balance of loans increased $22.1 million to $1.08 billion for the six months ended June 30, 2024 compared to $1.06 billion for the six months ended June 30, 2023 resulting in a $635,000 increase in interest income on loans.
◦Interest income on taxable investment securities increased $3.2 million, or 169.0%, to $5.1 million during the six months ended June 30, 2024 compared to $1.9 million or the six months ended June 30, 2023 driven by a 229 bp increase in the average yield coupled with a $39.7 million increase in average balances. The increase in the average yield resulted in a $2.8 million increase in interest income on taxable securities and was the result of the Company implementing a balance sheet repositioning strategy of its portfolio of available-for-sale securities during the fourth quarter of 2023. The Bank sold $69.3 million in market value of its lower yielding U.S. government agency, mortgage-backed and municipal securities with an average yield of 1.89% and purchased $69.3 million of higher yielding mortgage-backed and collateralized mortgage obligation securities with an average yield of 5.49%. The increase in volume was driven by a $57.6 million increase in the average balance of CLO securities as the Company executed a leverage strategy to purchase these assets funded with brokered certificates of deposits.
◦Interest income on interest-earning deposits at other banks increased $519,000, to $2.0 million for the six months ended June 30, 2024 compared to $1.5 million for the six months ended June 30, 2023 as average balances increased $15.6 million and the average yield increased 37 bps. The volume increase was due in part to $30.5 million in cash received from the December 2023 sale of EU.
Interest Expense
•Interest expense increased $7.1 million, or 105.6%, to $13.9 million for the six months ended June 30, 2024 compared to $6.7 million for the six months ended June 30, 2023.
◦Interest expense on deposits increased $6.7 million, or 105.7%, to $13.1 million for the six months ended June 30, 2024 compared to $6.3 million for the six months ended June 30, 2023. Rising market interest rates led to the repricing of interest-bearing demand and money market deposits and a shift in deposits from non interest-bearing and interest-bearing demand and savings deposits to money market and time deposits and resulted in a 121 bp increase in the average cost of interest-bearing deposits compared to the six months ended June 30, 2023. This accounted for a $6.0 million increase in interest expense. Additionally, average interest-bearing deposits increased $94.7 million, or 10.4%, accounting for a $718,000 increase in interest expense.
◦Interest expense on borrowed funds increased $410,000, or 103.0%, to $808,000 or the six months ended June 30, 2024 compared to $398,000 for the six months ended June 30, 2023. The average balance of borrowed funds increased $15.9 million due to $20.0 million of FHLB long-term advances added during the second quarter of 2023. The increase in the average balance accounted for a $391,000 increase in interest expense.

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

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,082,172	$29,586	5.50%	$1,060,092	$25,840	4.92%
Debt Securities
Taxable	250,912	5,148	4.10	211,213	1,914	1.81
Tax Exempt	—	—	—	6,225	105	3.37
Equity Securities	2,693	54	4.01	2,693	49	3.64
Interest-Earning Deposits at Banks	80,082	2,045	5.11	64,455	1,526	4.74
Other Interest-Earning Assets	3,195	171	10.76	2,709	79	5.88
Total Interest-Earning Assets	1,419,054	37,004	5.24	1,347,387	29,513	4.42
Noninterest-Earning Assets	54,141			50,159
Total Assets	$1,473,195			$1,397,546
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$329,974	3,653	2.23%	$344,965	2,773	1.62%
Savings Accounts	188,194	111	0.12	233,689	90	0.08
Money Market Accounts	209,279	3,159	3.04	203,952	1,972	1.95
Time Deposits	278,538	6,133	4.43	128,659	1,511	2.37
Total Interest-Bearing Deposits	1,005,985	13,056	2.61	911,265	6,346	1.40
Short-Term Borrowings	1	—	—	910	5	1.11
Other Borrowings	34,687	808	4.68	17,850	393	4.44
Total Interest-Bearing Liabilities	1,040,673	13,864	2.68	930,025	6,744	1.46
Noninterest-Bearing Demand Deposits	275,485			344,203
Total Funding and Cost of Funds	1,316,158		2.12	1,274,228		1.07
Other Liabilities	16,559			6,959
Total Liabilities	1,332,717			1,281,187
Stockholders' Equity	140,478			116,359
Total Liabilities and Stockholders' Equity	$1,473,195			$1,397,546
Net Interest Income (FTE) (Non-GAAP) (3)		$23,140			$22,769
Net Interest-Earning Assets (4)	$378,381			$417,362
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.56%			2.96%
Net Interest Margin (GAAP) (6)			3.27			3.40
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.28			3.41
Return on Average Assets (1)			0.93			1.00
Return on Average Equity (1)			9.80			11.98
Average Equity to Average Assets			9.54			8.33
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			136.36			144.88
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

	Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$635	$3,111	$3,746
Debt Securities:
Taxable	420	2,814	3,234
Exempt From Federal Tax	(52)	(53)	(105)
Equity Securities	—	5	5
Cash at Other Banks	393	126	519
Other Interest-Earning Assets	16	76	92
Total Interest-Earning Assets	1,412	6,079	7,491

Interest Expense:
Deposits	718	5,992	6,710
Short-Term Borrowings	(2)	(3)	(5)
Other Borrowings	393	22	415
Total Interest-Bearing Liabilities	1,109	6,011	7,120
Change in Net Interest and Dividend Income	$303	$68	$371
Provision for Credit Losses. The provision for credit losses was a recovery of $73,000 for the six months ended June 30, 2024 due to a decrease in loan balances. This compared to a provision for credit losses of $512,000 for the six months ended June 30, 2023 which was required primarily due to loan growth coupled with a modeled slowdown in loan prepayment speeds.
Noninterest Income. Noninterest income decreased $2.5 million, or 48.7%, to $2.6 million for the six months ended June 30, 2024, compared to $5.1 million for the six months ended June 30, 2023. This decrease was primarily related to a $3.4 million, or 99.9%, decrease in insurance commissions to $3,000 for the six months ended June 30, 2024, compared to $3.4 million for the six months ended June 30, 2023 due to the sale of EU. Additionally, service fees decreased $123,000, or 13.8%, to $769,000 for six months ended June 30, 2024, compared to $892,000 for the six months ended June 30, 2023.
Partially offsetting these decreases, net gain on bank-owned life insurance claims increased $612,000 to $915,000 for the six months ended June 30, 2024 compared to $303,000 for the six months ended June 30, 2023 and net gain on disposal of premises and equipment increased $263,000 to $274,000 for the six months ended June 30, 2024 compared to $11,000 for the six months ended June 30, 2023. The gain on the disposal of premises and equipment six months ended June 30, 2024 resulted from the sale of one branch office location. Additionally, the net loss on equity securities decreased $135,000 to $197,000 for the six months ended June 30, 2024 compared to $332,000 for the six months ended June 30, 2023 which was due to a decline of in the market value of equity securities, comprised mainly of bank stocks.

Noninterest Expense. Noninterest expense decreased $1.1 million, or 6.0%, to $17.4 million for the six months ended June 30, 2024 compared to $18.5 million for the six months ended June 30, 2023. Salaries and benefits decreased $1.3 million primarily due to no expense related to EU recognized for the six months ended June 30, 2024 due to the December 2023 sale, compared to $1.7 million of expense recognized for the six months ended June 30, 2023, partially offset by merit increases and revenue producing staff additions. Amortization of intangible assets decreased $286,000 as a component of the Bank’s core deposit intangible was fully amortized in February 2024 and there was no expense related to EU recognized for the six months ended June 30, 2024 compared to $95,000 of expense recognized for the six months ended June 30, 2023. Partially offsetting these decreases, occupancy expense increased $199,000 due to $192,000 of environmental remediation costs related to a construction project on one of the Bank’s office location, Pennsylvania shares tax expense increased $140,000 due to a higher taxable base due to the increase in equity resulting from the sale of EU and data processing expense increased $128,000 costs associated with the implementation of a new loan origination system and financial dashboard platform.
Income Taxes. Income tax expense decreased $347,000 to $1.5 million for the six months ended June 30, 2024 compared to $1.8 million for the six months ended June 30, 2023. The change between the periods was driven by increase in non-taxable income due to an increase in net gain on bank-owned life insurance claims and a decrease in pre-tax income from $8.3 million for the six months ended June 30, 2024 compared to pre-tax income of $8.7 million for the six months ended June 30, 2023.
Off-Balance Sheet Arrangements.
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of June 30, 2024 and December 31, 2023.
Liquidity and Capital Management
Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments and maturities, calls and sales of securities. While maturities and scheduled amortization of loans and securities are typically predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at June 30, 2024 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $142.6 million at June 30, 2024. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $97.6 million at June 30, 2024. In addition, at June 30, 2024, the Company had the ability to borrow up to $487.6 million from the FHLB of Pittsburgh, of which $465.6 million was available. The Company also has the ability to borrow up to $88.1 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both June 30, 2024 and December 31, 2023, currently these credit arrangements have remained unused.
At June 30, 2024, $316.5 million, or 91.5% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered. At June 30, 2024, the Bank's current deposit portfolio is 62.6% insured by the FDIC, and with additional coverage of 15.0% from the Bank's investment securities; of the total deposits held at the Bank only 22.4% are uninsured.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At June 30, 2024, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $16.5 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At June 30, 2024 and December 31, 2023, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	June 30, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$148,803	14.62%	$143,654	13.64%
For Capital Adequacy Purposes	45,789	4.50	47,385	4.50
To Be Well Capitalized	66,140	6.50	68,445	6.50

Tier 1 Capital (to risk weighted assets)
Actual	148,803	14.62	143,654	13.64
For Capital Adequacy Purposes	61,052	6.00	63,180	6.00
To Be Well Capitalized	81,403	8.00	84,240	8.00

Total Capital (to risk weighted assets)
Actual	158,887	15.61	153,861	14.61
For Capital Adequacy Purposes	81,403	8.00	84,240	8.00
To Be Well Capitalized	101,753	10.00	105,300	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	148,803	9.98	143,654	10.19
For Capital Adequacy Purposes	59,655	4.00	56,385	4.00
To Be Well Capitalized	74,569	5.00	70,481	5.00
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
The table below sets forth, as of June 30, 2024, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Changes presented in the table below are within the policy limits approved by the Board of Directors.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+400	$165,716	$(31,778)	(16.1)%	12.07%	(116)	$54,813	$4,831	9.7%
+300	172,711	(24,783)	(12.5)	12.33	(90)	53,546	3,564	7.1
+200	181,252	(16,242)	(8.2)	12.68	(55)	52,355	2,373	4.7
+100	189,859	(7,635)	(3.9)	13.00	(23)	51,199	1,217	2.4
Flat	197,494	—	—	13.23	—	49,982	—	—
(100)	202,444	4,950	2.5	13.27	4	48,104	(1,878)	(3.8)
(200)	203,220	5,726	2.9	13.05	(18)	45,994	(3,988)	(8.0)
(300)	199,656	2,162	1.1	12.57	(66)	43,990	(5,992)	(12.0)
(400)	189,507	(7,987)	(4.0)	11.74	(149)	42,025	(7,957)	(15.9)
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of SEC Regulation S-K).

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
101
The following materials for the quarter ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	August 9, 2024	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	August 9, 2024	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)