Form 10-Q
period 2024-09-30
CB Financial Services, Inc.
filed 2024-11-08
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024, the number of shares outstanding of the Registrant’s Common Stock was 5,123,621.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2024	December 31, 2023
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$138,570	$62,442
Noninterest-Earning	8,755	5,781
Total Cash and Due From Banks	147,325	68,223

Securities:
Available-for-Sale Debt Securities, at Fair Value	268,245	204,507
Equity Securities, at Fair Value	2,636	2,588
Total Securities	270,881	207,095
Loans Held for Sale	428	—
Loans, Net of Allowance for Credit Losses of $9,479 and $9,707 at September 30, 2024 and December 31, 2023, Respectively	1,056,276	1,100,689
Premises and Equipment, Net	20,838	19,704
Bank-Owned Life Insurance	24,057	25,378
Goodwill	9,732	9,732
Intangible Assets, Net	88	958
Accrued Interest Receivable and Other Assets	32,116	24,312
TOTAL ASSETS	$1,561,741	$1,456,091

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$267,022	$277,747
Interest-Bearing Demand Accounts	326,505	362,994
Money Market Accounts	220,789	201,074
Savings Accounts	172,354	194,703
Time Deposits	367,150	230,641
Total Deposits	1,353,820	1,267,159

Other Borrowings	34,708	34,678
Accrued Interest Payable and Other Liabilities	24,073	14,420
TOTAL LIABILITIES	1,412,601	1,316,257

STOCKHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	—	—
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,789,438 Shares Issued and 5,129,921 Shares Outstanding at September 30, 2024, with 5,759,378 and 5,118,713 Shares Issued and Outstanding at December 31, 2023.	2,413	2,400
Capital Surplus	86,072	85,334
Retained Earnings	89,607	83,392
Treasury Stock, at Cost (659,517 and 640,665 Shares at September 30, 2024 and December 31, 2023, Respectively)	(15,042)	(14,545)
Accumulated Other Comprehensive Loss	(13,910)	(16,747)
TOTAL STOCKHOLDERS' EQUITY	149,140	139,834
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,561,741	$1,456,091
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$14,945	$14,049	$44,453	$39,846
Investment Securities:
Taxable	3,289	940	8,437	2,853
Tax-Exempt	—	41	—	124
Dividends	28	25	82	74
Other Interest and Dividend Income	1,511	819	3,727	2,424
TOTAL INTEREST AND DIVIDEND INCOME	19,773	15,874	56,699	45,321
INTEREST EXPENSE
Deposits	7,892	4,750	20,948	11,097
Short-Term Borrowings	—	—	—	5
Other Borrowings	407	407	1,215	800
TOTAL INTEREST EXPENSE	8,299	5,157	22,163	11,902
NET INTEREST AND DIVIDEND INCOME	11,474	10,717	34,536	33,419
Provision (Recovery) For Credit Losses - Loans	25	291	(105)	863
(Recovery) Provision For Credit Losses - Unfunded Commitments	(66)	115	(9)	54
NET INTEREST AND DIVIDEND INCOME AFTER NET (RECOVERY) PROVISION FOR CREDIT LOSSES	11,515	10,311	34,650	32,502
NONINTEREST INCOME
Service Fees	451	466	1,220	1,359
Insurance Commissions	1	1,436	4	4,870
Other Commissions	104	94	188	462
Net Gain (Loss) on Sales of Loans	18	—	49	(3)
Net Gain (Loss) on Securities	245	(37)	49	(369)
Net Gain on Purchased Tax Credits	12	7	37	22
Gain on Sale of Subsidiary	138	—	138	—
Net Gain on Disposal of Premises and Equipment	—	—	274	11
Income from Bank-Owned Life Insurance	147	145	442	425
Net Gain on Bank-Owned Life Insurance Claims	—	—	915	303
Other Income	117	301	523	413
TOTAL NONINTEREST INCOME	1,233	2,412	3,839	7,493
NONINTEREST EXPENSE
Salaries and Employee Benefits	4,561	5,369	13,563	15,679
Occupancy	755	698	2,444	2,188
Equipment	280	265	842	766
Data Processing	772	714	2,476	2,289
Federal Deposit Insurance Corporation Assessment	177	189	467	565
Pennsylvania Shares Tax	265	217	860	672
Contracted Services	431	286	1,102	868
Legal and Professional Fees	297	320	717	748
Advertising	141	114	348	268
Other Real Estate Owned (Income)	2	(8)	16	(80)
Amortization of Intangible Assets	264	445	870	1,336
Other Expense	837	878	2,492	2,718
TOTAL NONINTEREST EXPENSE	8,782	9,487	26,197	28,017
Income Before Income Tax Expense	3,966	3,236	12,292	11,978
Income Tax Expense	747	564	2,227	2,392
NET INCOME	$3,219	$2,672	$10,065	$9,586
EARNINGS PER SHARE
Basic	$0.63	$0.52	$1.96	$1.88
Diluted	0.60	0.52	1.89	1.87
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,137,586	5,115,026	5,136,546	5,112,223
Diluted	5,346,750	5,126,546	5,328,610	5,118,279
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in thousands)

Net Income	$3,219	$2,672	$10,065	$9,586

Other Comprehensive Income (Loss):
Change in Unrealized Gain (Loss) on Investment Securities Available-for-Sale	5,644	(4,248)	3,672	(4,372)
Income Tax Effect	(1,203)	916	(835)	942
Other Comprehensive Income (Loss), Net of Income Tax Effect	4,441	(3,332)	2,837	(3,430)
Total Comprehensive Income (Loss)	$7,660	$(660)	$12,902	$6,156

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2024	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

June 30, 2024	5,783,588	$2,410	$85,718	$87,673	$(14,568)	$(18,351)	$142,882
Comprehensive Income:
Net Income	—	—	—	3,219	—	—	3,219
Other Comprehensive Income	—	—	—	—	—	4,441	4,441
Stock-Based Compensation Expense	—	—	215	—	—	—	215
Exercise of Stock Options	5,850	3	139	—	(148)	—	(6)
Treasury stock purchased, at cost (18,220 shares)	—	—	—	—	(326)	—	(326)
Dividends Paid ($0.25 Per Share)	—	—	—	(1,285)	—	—	(1,285)
September 30, 2024	5,789,438	$2,413	$86,072	$89,607	$(15,042)	$(13,910)	$149,140

Three Months Ended September 30, 2023	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

June 30, 2023	5,733,408	$2,389	$84,325	$70,314	$(14,100)	$(26,339)	$116,589
Comprehensive Loss:
Net Income	—	—	—	2,672	—	—	2,672
Other Comprehensive Loss	—	—	—	—	—	(3,332)	(3,332)
Restricted Stock Awards Granted	9,000	4	(4)	—	—	—	—
Stock-Based Compensation Expense	—	—	196	—	—	—	196
Dividends Paid ($0.25 Per Share)	—	—	—	(1,279)	—	—	(1,279)
September 30, 2023	5,742,408	$2,393	$84,517	$71,707	$(14,100)	$(29,671)	$114,846

The accompanying notes are an integral part of these consolidated financial statements

Nine Months Ended September 30, 2024	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2023	5,759,378	$2,400	$85,334	$83,392	$(14,545)	$(16,747)	$139,834
Comprehensive Income:
Net Income	—	—	—	10,065	—	—	10,065
Other Comprehensive Income	—	—	—	—	—	2,837	2,837
Restricted Stock Awards Granted	25,410	11	(11)	—	—	—	—
Restricted Stock Awards Forfeited	(1,200)	(1)	19	—	(18)	—	—
Stock-Based Compensation Expense	—	—	591	—	—	—	591
Exercise of Stock Options	5,850	3	139	—	(148)	—	(6)
Treasury stock purchased, at cost (18,442 shares)	—	—	—	—	(331)	—	(331)
Dividends Paid ($0.75 Per Share)	—	—	—	(3,850)	—	—	(3,850)
September 30, 2024	5,789,438	$2,413	$86,072	$89,607	$(15,042)	$(13,910)	$149,140

Nine Months Ended September 30, 2023	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2022	5,708,433	$2,379	$83,953	$63,861	$(13,797)	$(26,241)	$110,155
Adoption of Accounting Standard ASU 2016-13	—	—	—	2,092	—	—	2,092
Balance at January 1, 2023, adjusted	5,708,433	$2,379	$83,953	$65,953	$(13,797)	$(26,241)	$112,247
Comprehensive Income:
Net Income	—	—	—	9,586	—	—	9,586
Other Comprehensive Loss	—	—	—	—	—	(3,430)	(3,430)
Restricted Stock Awards Forfeited	—	—	21	—	(21)	—	—
Restricted Stock Awards Granted	33,975	14	(14)	—	—	—	—
Stock-Based Compensation Expense	—	—	557	—	—	—	557
Exercise of Stock Options	—	—	—	—	45	—	45
Treasury Stock Purchased, at cost (14,478 shares)	—	—	—	—	(327)	—	(327)
Dividends Paid ($0.75 Per Share)	—	—	—	(3,832)	—	—	(3,832)
September 30, 2023	5,742,408	$2,393	$84,517	$71,707	$(14,100)	$(29,671)	$114,846
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2024	2023
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$10,065	$9,586
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net (Accretion) Amortization on Securities	(564)	56
Depreciation and Amortization	1,973	2,133
(Recovery) Provision for Credit Losses - Loans	(105)	863
(Recovery) Provision for Credit Losses - Unfunded Commitments	(9)	54
(Gain) Loss on Securities	(49)	369
Gain on Purchased Tax Credits	(37)	(22)
Income from Bank-Owned Life Insurance	(442)	(425)
Gain on Bank-Owned Life Insurance Death Benefit Claims	(915)	—
Proceeds From Mortgage Loans Sold	3,696	269
Originations of Mortgage Loans for Sale	(4,075)	(266)
(Gain) Loss on Sale of Loans	(49)	3
Loss (Gain) on Sale of Other Real Estate Owned and Repossessed Assets	30	(13)
Noncash Expense for Stock-Based Compensation	591	557
Increase in Accrued Interest Receivable	(1,160)	(600)
Valuation adjustment on real estate owned	—	119
Gain on Disposal of Premises and Equipment	(274)	(11)
Increase in Deferred Income Tax	1,035	—
Decrease in Taxes Payable	(4,314)	(632)
Increase in Accrued Interest Payable	1,364	1,390
Other, Net	(1,600)	4,236
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,161	17,666
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	10,722	12,357
Purchases of Securities	(70,224)	—
Net Decrease (Increase) in Loans	50,551	(55,546)
Purchase of Premises and Equipment	(3,045)	(1,594)
Proceeds from Disposal of Premises and Equipment	988	46
Proceeds From a Claim on Bank-Owned Life Insurance	2,678	731
Investment in Low Income Housing Tax Credit	(604)	—
Proceeds From Sale of Other Real Estate Owned	132	142
Decrease (Increase) in Restricted Equity Securities	269	(517)
NET CASH USED IN INVESTING ACTIVITIES	(8,533)	(44,381)
FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	86,661	(32,214)
Net Decrease in Short-Term Borrowings	—	(8,060)
Proceeds From Other Borrowed Funds	—	20,000
Cash Dividends Paid	(3,850)	(3,832)
Treasury Stock, Purchases at Cost	(331)	(327)
Exercise of Stock Options	(6)	45
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	82,474	(24,388)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,102	(51,103)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	68,223	103,700
CASH AND DUE FROM BANKS AT END OF PERIOD	$147,325	$52,597

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2024	2023
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $19,726 and $9,923, Respectively)	$20,799	$10,511
Income Taxes	6,372	2,570
SUPPLEMENTAL NONCASH DISCLOSURE:
Other Real Estate Acquired in Settlement of Loans	150	248
Syndicated Loans Purchased and Sold Not Settled, net	6,000	(1,967)
Right of Use Asset Recognized	1,419	—
Unfunded Commitment in Low Income Housing Tax Credit	5,396	—
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
In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of results for a full year.
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

ACL on Off-Balance Sheet Unfunded Commitments
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

Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.0 million at September 30, 2024 and $4.1 million at December 31, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $2.2 million at September 30, 2024 and $947,000 at December 31, 2023 and is excluded from the estimate of credit losses.

Recent Accounting Standards
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 that extends the period of time preparers can utilize the reference rate reform relief guidance. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allows companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. For all entities, the amendments in ASU 2022-06 are effective upon issuance. As of September 30, 2024, the Company does not have any instruments tied to the LIBOR reference rate. The adoption of this guidance is not expected to have a material effect on the Company's consolidated statements of financial condition and results of operations.
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU expanded the use of the proportional amortization method of accounting - previously allowed only for investments in low-income housing tax credit structures - to equity investments in other tax credit structures that meet certain criteria. Common tax credit programs that investors access via tax equity structures and that may now be eligible for application of the proportional amortization method include: new markets tax credits, historic rehabilitation tax credit programs and renewable energy tax credit programs. This ASU took effect in reporting periods beginning after December 15, 2023, with early adoption permitted. The adoption of this ASU on January 1, 2024, did not have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 820), to improve reportable segment disclosures by requiring public entities to disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity's chief operating decision-maker and included in a segment's reported measures of profit or loss. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.
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
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in thousands, except share and per share data)

Net Income	$3,219	$2,672	$10,065	$9,586

Weighted-Average Basic Common Shares Outstanding	5,137,586	5,115,026	5,136,546	5,112,223
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	209,164	11,520	192,064	6,056
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,346,750	5,126,546	5,328,610	5,118,279

Earnings Per Share:
Basic	$0.63	$0.52	$1.96	$1.88
Diluted	0.60	0.52	1.89	1.87
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Options	275,208	339,123	292,308	339,123
Restricted Stock	—	25,352	—	60,727

Note 3. Securities
The following table presents the amortized cost and fair value of securities available-for-sale at the dates indicated:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,996	$—	$(874)	$4,122
Obligations of States and Political Subdivisions	3,492	18	(37)	3,473
Mortgage-Backed Securities - Government-Sponsored Enterprises	54,676	826	(2,525)	52,977
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	113,518	334	(13,617)	100,235
Collateralized Loan Obligations	99,758	41	(226)	99,573
Corporate Debt	9,480	—	(1,615)	7,865
Total Available-for-Sale Debt Securities	285,920	1,219	(18,894)	268,245

Equity Securities:
Mutual Funds				906
Other				1,730
Total Equity Securities				2,636
Total Securities				$270,881

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,995	$—	$(1,046)	$3,949
Obligations of States and Political Subdivisions	3,481	5	(113)	3,373
Mortgage-Backed Securities - Government-Sponsored Enterprises	57,377	141	(2,986)	54,532
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	120,655	227	(15,752)	105,130
Collateralized Loan Obligations	29,862	—	(58)	29,804
Corporate Debt	9,484	—	(1,765)	7,719
Total Available-for-Sale Debt Securities	225,854	373	(21,720)	204,507

Equity Securities:
Mutual Funds				888
Other				1,700
Total Equity Securities				2,588
Total Securities				$207,095

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	September 30, 2024
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	1	$4,122	$(874)	1	$4,122	$(874)
Obligations of States and Political Subdivisions	—	—	—	5	2,373	(37)	5	2,373	(37)
Mortgage Backed Securities- Government-Sponsored Enterprises	—	—	—	8	16,127	(2,525)	8	16,127	(2,525)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	1	8,469	(50)	21	67,645	(13,567)	22	76,114	(13,617)
Collateralized Loan Obligations	10	68,851	(226)	—	—	—	10	68,851	(226)
Corporate Debt	—	—	—	3	7,865	(1,615)	3	7,865	(1,615)
Total	11	$77,320	$(276)	38	$98,132	$(18,618)	49	$175,452	$(18,894)

	December 31, 2023
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	1	$3,949	$(1,046)	1	$3,949	$(1,046)
Obligations of States and Political Subdivisions	—	—	—	6	2,823	(113)	6	2,823	(113)
Mortgage Backed Securities- Government-Sponsored Enterprises	—	—	—	8	17,135	(2,986)	8	17,135	(2,986)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	1	5,603	(29)	21	71,796	(15,723)	22	77,399	(15,752)
Collateralized Loan Obligations	1	2,910	(58)	—	—	—	1	2,910	(58)
Corporate Debt	—	—	—	3	7,719	(1,765)	3	7,719	(1,765)
Total	2	$8,513	$(87)	39	$103,422	$(21,633)	41	$111,935	$(21,720)

For debt securities, the Company does not believe that any individual unrealized loss as of September 30, 2024 or December 31, 2023, represents a credit related impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate a credit related impairment. The unrealized losses on securities at September 30, 2024 and December 31, 2023 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Total securities available to be pledged have a fair value of $260.3 million at September 30, 2024 and $196.8 million at December 31, 2023 of which securities with a fair value of $175.1 million and $157.3 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure uninsured public deposits, borrowings or for other purposes as required or permitted by law.
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

	September 30, 2024
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$—	$—
Due after One Year through Five Years	736	732
Due after Five Years through Ten Years	53,033	51,595
Due after Ten Years	232,151	215,918
Total	$285,920	$268,245
The following table presents the gain and loss on equity securities from both realized sales and unrealized market adjustments for the periods indicated. There was no realized gain or loss on sales of debt securities for the periods indicated. All gains and losses presented in the table below are reported in Net Gain (Loss) on Securities on the Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in thousands)

Equity Securities
Net Unrealized Gain (Loss) Recognized on Securities Held	$245	$(37)	$49	$(369)
Net Realized Gain Recognized on Securities Sold	—	—	—	—
Net Gain (Loss) on Equity Securities	$245	$(37)	$49	$(369)
Net Gain (Loss) on Securities	$245	$(37)	$49	$(369)
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
The following table presents the classifications of loans as of the dates indicated:

	September 30, 2024	December 31, 2023
(Dollars in thousands)

Real Estate:
Residential	$338,926	$347,808
Commercial	464,354	467,154
Construction	43,515	43,116
Commercial and Industrial	108,554	111,278
Consumer	80,004	111,643
Other	30,402	29,397
Total Loans	1,065,755	1,110,396
Allowance for Credit Losses	(9,479)	(9,707)
Loans, Net	$1,056,276	$1,100,689
Total unamortized net deferred loan fees were $714,000 and $1.0 million at September 30, 2024 and December 31, 2023, respectively.
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

	Classified Loans by Origination Year (as of September 30, 2024)
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$12,708	$33,695	$48,771	$42,753	$55,615	$125,276	$17,625	$336,443
Special Mention	—	—	1,009	—	—	—	—	1,009
Substandard	—	—	—	—	—	1,474	—	1,474
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	12,708	33,695	49,780	42,753	55,615	126,750	17,625	338,926
Commercial
Pass	32,514	53,022	68,152	83,744	46,497	147,497	2,729	434,155
Special Mention	5,718	1,167	3,479	4,541	283	7,191	—	22,379
Substandard	—	—	301	—	2,102	5,417	—	7,820
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	38,232	54,189	71,932	88,285	48,882	160,105	2,729	464,354
Construction
Pass	2,220	16,251	14,165	144	—	—	—	32,780
Special Mention	—	3,585	—	269	6,881	—	—	10,735
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	2,220	19,836	14,165	413	6,881	—	—	43,515
Commercial and Industrial
Pass	33,510	25,975	13,012	5,776	4,613	4,887	17,476	105,249
Special Mention	—	—	—	—	—	3,305	—	3,305
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	33,510	25,975	13,012	5,776	4,613	8,192	17,476	108,554
Consumer
Pass	679	9,992	36,061	17,232	6,124	4,423	5,352	79,863
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	21	21	99	—	141
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	679	9,992	36,061	17,253	6,145	4,522	5,352	80,004
Other
Pass	—	4,042	19,014	30	593	4,652	558	28,889
Special Mention	—	—	1,513	—	—	—	—	1,513
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	—	4,042	20,527	30	593	4,652	558	30,402
Total Loans	$87,349	$147,729	$205,477	$154,510	$122,729	$304,221	$43,740	$1,065,755
Gross Charge Offs	$—	$26	$182	$36	$36	$24	$73	$377

	Classified Loans by Origination Year (as of December 31, 2023)
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$33,579	$49,903	$44,749	$58,344	$38,008	$104,931	$14,932	$344,446
Special Mention	—	1,034	507	—	—	345	—	1,886
Substandard	—	—	—	—	—	1,476	—	1,476
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	33,579	50,937	45,256	58,344	38,008	106,752	14,932	347,808
Commercial
Pass	56,466	72,006	85,285	49,356	49,442	112,749	2,017	427,321
Special Mention	1,206	5,485	9,030	2,445	2,730	10,281	—	31,177
Substandard	—	—	—	—	2,717	5,939	—	8,656
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	57,672	77,491	94,315	51,801	54,889	128,969	2,017	467,154
Construction
Pass	13,322	12,469	2,932	540	—	—	—	29,263
Special Mention	4,489	2,153	663	6,548	—	—	—	13,853
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	17,811	14,622	3,595	7,088	—	—	—	43,116
Commercial and Industrial
Pass	31,609	16,334	8,652	5,556	3,366	2,875	32,172	100,564
Special Mention	—	—	—	12	—	3,215	3,250	6,477
Substandard	—	—	—	—	—	4,237	—	4,237
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	31,609	16,334	8,652	5,568	3,366	10,327	35,422	111,278
Consumer
Pass	12,726	49,027	25,528	10,365	3,786	4,715	5,408	111,555
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	24	—	64	—	88
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	12,726	49,027	25,528	10,389	3,786	4,779	5,408	111,643
Other
Pass	4,047	17,248	41	646	1,278	3,701	851	27,812
Special Mention	—	1,585	—	—	—	—	—	1,585
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	4,047	18,833	41	646	1,278	3,701	851	29,397
Total Loans	$157,444	$227,244	$177,387	$133,836	$101,327	$254,528	$58,630	$1,110,396
Gross Charge Offs	$—	$163	$44	$18	$2	$314	$48	$589

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	September 30, 2024
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$334,928	$2,145	$567	$—	$2,712	$1,286	$338,926
Commercial	458,865	4,869	—	—	4,869	620	464,354
Construction	43,515	—	—	—	—	—	43,515
Commercial and Industrial	108,554	—	—	—	—	—	108,554
Consumer	78,995	842	26	—	868	141	80,004
Other	30,402	—	—	—	—	—	30,402
Total Loans	$1,055,259	$7,856	$593	$—	$8,449	$2,047	$1,065,755

	December 31, 2023
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$342,852	$3,339	$141	$—	$3,480	$1,476	$347,808
Commercial	466,794	—	—	—	—	360	467,154
Construction	43,116	—	—	—	—	—	43,116
Commercial and Industrial	110,905	57	—	—	57	316	111,278
Consumer	110,459	1,010	86	—	1,096	88	111,643
Other	29,397	—	—	—	—	—	29,397
Total Loans	$1,103,523	$4,406	$227	$—	$4,633	$2,240	$1,110,396

Additional interest income that would have been recorded if the loans that were nonaccrual at September 30, 2024 were current was $16,000 and $58,000 for the three and nine months ended September 30, 2024, respectively, and $41,000 and $127,000 for the three and nine months ended September 30, 2023, respectively.

The following table sets forth the amounts for amortized cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the date indicated.

	September 30, 2024
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,286	$—	$—	$1,286
Commercial	620	—	—	620
Construction	—	—	—	—
Commercial and Industrial	—	—	—	—
Consumer	141	—	—	141
Total Nonaccrual Loans	$2,047	$—	$—	2,047

Other Real Estate Owned:
Residential				150
Commercial				—
Total Other Real Estate Owned				150

Total Nonperforming Assets				$2,197

	December 31, 2023
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,476	$—	$—	$1,476
Commercial	360	—	—	360
Commercial and Industrial	316	—	—	316
Consumer	88	—	—	88
Total Nonaccrual Loans	$2,240	$—	$—	2,240

Other Real Estate Owned:
Residential				162
Commercial				—
Total Other Real Estate Owned				162

Total Nonperforming Assets				$2,402
No interest income on nonaccrual loans was recognized during the three and nine months ended September 30, 2024 and September 30, 2023.

All modifications and refinancing, including those with borrowers that are experiencing financial difficulty are subject to the modification guidance in ASC 310-20. Loan modifications could meet the definition of a new loan if certain terms of the loan are modified to the benefit of the lender and the modification to the terms of the loan are more than minor. Both of these criteria have to be met to define the modification as a new loan. If a loan modification meets the criteria of new loan, then the new loan should include the remaining net investment in the original loan, additional funds advanced, fees received, and direct loan origination costs with the refinancing or restructuring. Additionally, the effective interest rate should be recalculated based on the amortized cost basis of the new loan and a reassessment of contractual cash flow. For the three and nine months ended September 30, 2024 and September 30, 2023, there were no new loan modifications to borrowers experiencing financial difficulty.

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $1.3 million and $907,000 at September 30, 2024 and December 31, 2023, respectively.

The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

June 30, 2024	$2,844	$3,082	$744	$1,485	$1,131	$241	$9,527
Charge-offs	—	—	—	—	(159)	—	(159)
Recoveries	—	—	—	45	41	—	86
(Recovery) Provision for Credit Losses - Loans	(226)	621	(51)	(248)	(90)	19	25
September 30, 2024	$2,618	$3,703	$693	$1,282	$923	$260	$9,479

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

June 30, 2023	$2,356	$3,216	$938	$2,140	$1,848	$168	$10,666
Charge-offs	(109)	—	—	—	(168)	—	(277)
Recoveries	27	9	—	96	36	—	168
Provision (Recovery) for Credit Losses - Loans	625	104	102	(317)	(272)	49	291
September 30, 2023	$2,899	$3,329	$1,040	$1,919	$1,444	$217	$10,848

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2023	$3,129	$2,630	$639	$1,693	$1,367	$249	$9,707
Charge-offs	—	—	—	(12)	(365)	—	(377)
Recoveries	13	—	—	132	109	—	254
(Recovery) Provision for Credit Losses - Loans	(524)	1,073	54	(531)	(188)	11	(105)
September 30, 2024	$2,618	$3,703	$693	$1,282	$923	$260	$9,479

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in thousands)

December 31, 2022	$2,074	$5,810	$502	$2,313	$1,517	$—	$603	$12,819
Impact of ASC 326 - Loans	137	(3,244)	488	(1,057)	774	120	(603)	(3,385)
Charge-offs	(206)	—	—	—	(272)	—	—	(478)
Recoveries	41	32	—	862	94	—	—	1,029
Provision (Recovery) for Credit Losses - Loans	853	731	50	(199)	(669)	97	—	863
September 30, 2023	$2,899	$3,329	$1,040	$1,919	$1,444	$217	$—	$10,848

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. During the three and nine months ended September 30, 2024 and September 30, 2023, there were no loans that required a credit loss to be individually assigned.
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

(in thousands)	Allowance for Credit Losses
Balance at June 30, 2024	$557
Recovery for Credit Losses - Unfunded Commitments	(66)
Balance at September 30, 2024	$491

(in thousands)	Allowance for Credit Losses
Balance at June 30, 2023	$658
Provision for Credit Losses - Unfunded Commitments	115
Balance at September 30, 2023	$773

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2023	$500
Recovery for Credit Losses - Unfunded Commitments	(9)
Balance at September 30, 2024	$491

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$—
Impact of CECL Adoption	719
Provision for Credit Losses - Unfunded Commitments	54
Balance at September 30, 2023	$773

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

	September 30, 2024	December 31, 2023
(Dollars in Thousands)
Derivatives not Designated as Hedging Instruments
Risk Participation Agreements:
Credit Value Adjustment	$(118)	$(94)
Notional Amount	16,303	9,119
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair Value Adjustment	(1,853)	(1,777)
Notional Amount	75,000	75,000
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
There were no transfers into or out of Level 3 during the nine months ended September 30, 2024 or year ended December 31, 2023.
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Hierarchy	September 30, 2024	December 31, 2023
(Dollars in thousands)

ASSETS
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$4,122	$3,949
Obligations of States and Political Subdivisions	Level 2	3,473	3,373
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	52,977	54,532
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	100,235	105,130
Collateralized Loan Obligations	Level 2	99,573	29,804
Corporate Debt	Level 2	7,865	7,719
Total Available-for-Sale Debt Securities		268,245	204,507

Equity Securities
Mutual Funds	Level 1	906	888
Other	Level 1	1,730	1,700
Total Equity Securities		2,636	2,588
Total Securities		$270,881	$207,095
Total Assets		$270,881	$207,095

LIABILITIES
Derivative Financial Liabilities
Interest Rate Swaps	Level 2	$1,853	$1,777
Risk Participation Agreements	Level 2	118	94
Total Liabilities		$1,971	$1,871
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
Collateral dependent impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At September 30, 2024 and December 31, 2023, the Company did not have any loans that would be required to be remeasured.
The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. At September 30, 2024 and December 31, 2023, the Company did not have any MSRs that would be required to be remeasured.
Other real estate owned ("OREO") properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy. As of September 30, 2024 the Company did not have any OREO that would be required to be remeasured. At December 31, 2023, OREO measured at fair value less costs to sell had no net carrying value, which consisted of the outstanding balance of $37,000 less write-downs of $37,000.
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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		September 30, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$138,570	$138,570	$62,442	$62,442
Noninterest-Earning	Level 1	8,755	8,755	5,781	5,781
Securities	See Above	270,881	270,881	207,095	207,095
Loans Held for Sale	Level 2	428	428	—	—
Loans, Net	Level 3	1,056,276	1,041,567	1,100,689	1,051,722
Restricted Stock	Level 2	3,076	3,076	3,345	3,345
Mortgage Servicing Rights	Level 3	481	836	540	974
Accrued Interest Receivable	Level 2	6,246	6,246	5,086	5,086
Financial Liabilities:
Deposits	Level 2	1,353,820	1,354,983	1,267,159	1,263,574
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	20,018	20,000	19,962
Subordinated Debt	Level 2	14,708	14,037	14,678	13,378
Derivative Liabilities	Level 2	1,971	1,971	1,871	1,871
Accrued Interest Payable	Level 2	3,178	3,178	1,814	1,814
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

The following table presents the unused and available credit balances of financial instruments whose contracts represent credit risk at the dates indicated:

	September 30, 2024	December 31, 2023
(Dollars in thousands)

Standby Letters of Credit	$75	$110
Performance Letters of Credit	795	895
Construction Loans	40,014	47,034
Personal Lines of Credit	6,926	7,185
Overdraft Protection Lines	4,452	2,025
Home Equity Lines of Credit	27,219	24,176
Commercial Lines of Credit	100,251	64,667
Total Commitments	$179,732	$146,092
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

Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of September 30, 2024 and December 31, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in thousands)

Operating Lease Expense	$139	$77	$315	$231
Variable Lease Expense	10	7	26	22
Total Lease Expense	$149	$84	$341	$253

	September 30, 2024	December 31, 2023
(Dollars in thousands)

Operating Leases:
ROU Assets	$2,849	$1,673
Weighted Average Lease Term in Years	11.11	7.50
Weighted Average Discount Rate	4.16%	2.86%

September 30, 2024
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$495
Due After One Year to Two Years	421
Due After Two Years to Three Years	403
Due After Three Years to Four Years	384
Due After Four to Five Years	312
Due After Five Years	1,873
Total	$3,888
Less: Present Value Discount	938
Lease Liabilities	$2,950
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
On April 8, 2024, the Bank entered into a lease agreement under which the Bank will lease retail property for the operation of a full-service branch office located in Uniontown, Pennsylvania. The lease agreement is for an initial term of five years with specified renewal options. The lease agreement includes a 2.5% annual rent escalation during the initial term and renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $410,000.
There were no new lease agreements which commenced during the nine months ended September 30, 2023.
Note 9. Segment and Related Information
At September 30, 2024, the Company’s business activities were comprised of one operating segment, which is community banking. In prior reporting periods, the Company's business activities were comprised of two operating segments, community banking and insurance brokerage services. CB Financial is the parent company of the Bank and Exchange Underwriters ("EU"), a wholly owned subsidiary of the Bank.
EU had an independent board of directors from the Company and was managed separately from the banking and related financial services that the Company offers. EU was an independent insurance agency that offered property, casualty, commercial liability, surety and other insurance products.
On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in a pre-tax gain of $24.6 million. Assets remaining in the EU subsidiary at September 30, 2024 and December 31, 2023 consisted primarily of cash received from the sale of assets. The EU subsidiary is expected to be merged into the Bank, with the remaining assets and liabilities being transferred to the Bank during 2025.

The following is a table of selected financial data for the Company’s subsidiaries and consolidated results at the dates and for the periods indicated:

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

September 30, 2024
Assets	$1,559,417	$26,182	$164,038	$(187,896)	$1,561,741
Liabilities	1,412,694	4,818	14,898	(19,809)	1,412,601
Stockholders' Equity	146,723	21,364	149,140	(168,087)	149,140

December 31, 2023
Assets	$1,452,469	$28,830	$154,698	$(179,906)	$1,456,091
Liabilities	1,315,110	7,571	14,864	(21,288)	1,316,257
Stockholders' Equity	137,359	21,259	139,834	(158,618)	139,834

Three Months Ended September 30, 2024
Interest and Dividend Income	$19,752	$—	$1,306	$(1,285)	$19,773
Interest Expense	8,144	—	155	—	8,299
Net Interest and Dividend Income	11,608	—	1,151	(1,285)	11,474
Provision for Credit Losses - Loans	25	—	—	—	25
Recovery for Credit Losses - Unfunded Commitments	(66)	—	—	—	(66)
Net Interest and Dividend Income After Net Recovery for Credit Losses	11,649	—	1,151	(1,285)	11,515
Noninterest Income	874	146	213	—	1,233
Noninterest Expense	8,777	—	5	—	8,782
Undistributed Net Income of Subsidiary	106	—	1,876	(1,982)	—
Income Before Income Tax Expense	3,852	146	3,235	(3,267)	3,966
Income Tax Expense	691	40	16	—	747
Net Income	$3,161	$106	$3,219	$(3,267)	$3,219

Nine Months Ended September 30, 2024
Interest and Dividend Income	$56,636	$—	$3,914	$(3,851)	$56,699
Interest Expense	21,698	—	465	—	22,163
Net Interest and Dividend Income	34,938	—	3,449	(3,851)	34,536
Recovery for Credit Losses - Loans	(105)	—	—	—	(105)
Recovery for Credit Losses - Unfunded Commitments	(9)	—	—	—	(9)
Net Interest and Dividend Income After Recovery for Credit Losses	35,052	—	3,449	(3,851)	34,650
Noninterest Income	3,662	146	31	—	3,839
Noninterest Expense	26,178	—	19	—	26,197
Undistributed Net Income of Subsidiary	106	—	6,526	(6,632)	—
Income Before Income Tax Expense (Benefit)	12,642	146	9,987	(10,483)	12,292
Income Tax Expense (Benefit)	2,265	40	(78)	—	2,227
Net Income	$10,377	$106	$10,065	$(10,483)	$10,065

	Community Bank	Exchange Underwriters, Inc.	CB Financial Services, Inc.	Net Eliminations	Consolidated
(Dollars in thousands)

Three Months Ended September 30, 2023
Interest and Dividend Income	$15,853	$1	$1,298	$(1,278)	$15,874
Interest Expense	5,002	—	155	—	5,157
Net Interest and Dividend Income	10,851	1	1,143	(1,278)	10,717
Provision for Credit Losses - Loans	291	—	—	—	291
Provision for Credit Losses - Unfunded Commitments	115	—	—	—	115
Net Interest and Dividend Income After Provision for Credit Losses	10,445	1	1,143	(1,278)	10,311
Noninterest Income (Loss)	1,006	1,436	(30)	—	2,412
Noninterest Expense	8,344	1,137	6	—	9,487
Undistributed Net Income of Subsidiary	214	—	1,529	(1,743)	—
Income Before Income Tax Expense (Benefit)	3,321	300	2,636	(3,021)	3,236
Income Tax Expense (Benefit)	514	86	(36)	—	564
Net Income	$2,807	$214	$2,672	$(3,021)	$2,672

Nine Months Ended September 30, 2023
Interest and Dividend Income	$45,257	$5	$3,889	$(3,830)	$45,321
Interest Expense	11,436	—	466	—	11,902
Net Interest and Dividend Income	33,821	5	3,423	(3,830)	33,419
Provision for Credit Losses - Loans	863	—	—	—	863
Provision for Credit Losses - Unfunded Commitments	54	—	—	—	54
Net Interest and Dividend Income After Provision for Credit Losses	32,904	5	3,423	(3,830)	32,502
Noninterest Income (Loss)	2,918	4,937	(362)	—	7,493
Noninterest Expense	24,725	3,281	11	—	28,017
Undistributed Net Income of Subsidiary	1,179	—	6,372	(7,551)	—
Income Before Income Tax Expense (Benefit)	12,276	1,661	9,422	(11,381)	11,978
Income Tax Expense (Benefit)	2,074	482	(164)	—	2,392
Net Income	$10,202	$1,179	$9,586	$(11,381)	$9,586

Note 10. Stock Based Compensation
The following table presents stock option information for the period indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2023	337,444	$24.11	5.6
Granted	93,950	22.12
Exercised	(6,230)	24.25
Forfeited	(21,816)	25.12
Outstanding Options at September 30, 2024	403,348	$23.58	5.7

Exercisable Options at September 30, 2024	212,034	$24.21	3.2

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at September 30, 2024	190,973	$22.89	8.6

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Term in Years			6.5
Expected Volatility			30.4%
Expected Dividends			$1.00
Risk Free Rate of Return			3.98%
Weighted Average Grant Date Fair Value (per share)			$4.81
The following table presents restricted stock award information for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2023	68,777	$23.16	3.8
Granted	25,410	22.12
Vested	(10,833)	23.18
Forfeited	(1,990)	22.63
Nonvested Restricted Stock at September 30, 2024	81,364	$22.84	3.0
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $215,000 and $196,000 for the three months ended September 30, 2024 and 2023. Stock-based compensation expense was $591,000 and $557,000 for the nine months ended September 30, 2024 and 2023.
As of September 30, 2024 and December 31, 2023, total unrecognized compensation expense was $761,000 and $505,000, respectively, related to stock options, and $1.5 million and $1.4 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at September 30, 2024 and December 31, 2023 exceeds the exercise price of the stock options. The intrinsic value of stock options was $1.8 million and $335,000 at September 30, 2024 and December 31, 2023, respectively.
At September 30, 2024 there were 287,500 shares of common stock available and reserved under the 2024 Plan to be issued as restricted stock awards or units based on the terms of the Plan. At September 30, 2024, no shares have been granted under the 2024 Plan. Under the 2021 Plan, there were 161,464 shares available at December 31, 2023 to be issued in connection with the exercise of stock options, and 64,586 shares to be issued as restricted stock awards or units. The 2021 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2024 Plan, no more awards can be granted under the 2021 Plan.
Note 11. Variable Interest Entities
The Company has an investment interest in the following non-consolidated entity that meets the definition of a variable interest entity ("VIE").
Low Income Housing Tax Credit Investments
The Company makes equity investments in an entity that sponsors affordable housing and other community development projects that qualify for the Low Income Housing Tax Credit ("LIHTC") program pursuant to Section 42 of the Internal Revenue Code. The purpose of this investment is not only to assist the Bank in meeting its responsibilities under the Community Reinvestment Act, but also to provide an investment return, primarily through the realization of tax benefits. The LIHTC partnership is managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnership. The Company is therefore not the primary beneficiary of the LIHTC partnership and accordingly, does not consolidate this VIE.
The Company's funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Company's maximum exposure to loss as a result of its involvement is limited to the carrying amounts of the investments, including the unfunded commitments. The investment in the LIHTC partnership is included in Accrued Interest Receivable and Other Assets and unfunded commitments are included in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition. The Company currently expects to fund these commitments by the end of 2035.
The following table presents the balances of the Company's LIHTC investments and related unfunded commitments:

	September 30, 2024	December 31, 2023
(Dollars in thousands)
Low Income Housing Tax Credit Investments	$6,000	$—
Less: Amortization	—	—
Net Low Income Housing Tax Credit Investments	$6,000	$—
Unfunded Commitments	$5,396	$—
The Company accounts for qualifying LIHTC investments under the proportional amortization method. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. During the three and nine month periods ended September 30, 2024 and 2023, there were no tax credits, other tax benefits or investment amortization recognized as the investment fund is not yet closed.
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
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2024, compared to the consolidated financial condition as of December 31, 2023 and the consolidated results of operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.
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
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Dollars in thousands)

Interest Income (GAAP)	$19,773	$15,874	$56,699	$45,321
Adjustment to FTE Basis	42	43	118	111
Interest Income (FTE) (Non-GAAP)	19,815	15,917	56,817	45,432
Interest Expense (GAAP)	8,299	5,157	22,163	11,902
Net Interest Income (FTE) (Non-GAAP)	$11,516	$10,760	$34,654	$33,530

Net Interest Rate Spread (GAAP)	2.36%	2.54%	2.48%	2.80%
Adjustment to FTE Basis	0.02	0.01	0.02	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	2.38%	2.55%	2.50%	2.81%

Net Interest Margin (GAAP)	3.11%	3.13%	3.21%	3.31%
Adjustment to FTE Basis	0.01	0.01	0.01	0.01
Net Interest Margin (FTE) (Non-GAAP)	3.12%	3.14%	3.22%	3.32%
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	September 30, 2024	December 31, 2023
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$149,140	$139,834
Goodwill and Other Intangible Assets, Net	(9,820)	(10,690)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$139,320	$129,144

Common Shares Outstanding (Denominator)	5,129,921	5,118,713

Book Value per Common Share (GAAP)	$29.07	$27.32

Tangible Book Value per Common Share (Non-GAAP)	$27.16	$25.23

Consolidated Statements of Financial Condition Analysis
Assets
Total assets increased $105.7 million, or 7.3%, to $1.6 billion at September 30, 2024 compared to $1.5 billion at December 31, 2023.
Cash and Securities
•Cash and due from banks increased $79.1 million, or 115.9%, to $147.3 million at September 30, 2024, compared to $68.2 million at December 31, 2023.
•Securities increased $63.8 million, or 30.8%, to $270.9 million at September 30, 2024, compared to $207.1 million at December 31, 2023. The securities balance was primarily impacted by the purchase of $69.8 million of collateralized loan obligation securities, partially offset by $10.7 million of repayments on amortizing securities.
Loans, Allowance for Credit Losses (ACL) and Credit Quality
•Total loans decreased $44.6 million, or 4.0%, to $1.07 billion at September 30, 2024 compared to $1.11 billion at December 31, 2023. This was driven by decreases in consumer, residential real estate, commercial real estate and commercial and industrial loans of $31.6 million, $8.9 million, $2.8 million and $2.7 million, respectively, partially offset by increases in other loans and construction loans of $1.0 million and $399,000, respectively. The decrease in consumer loans resulted from a reduction in indirect automobile loan production due to rising market interest rates and the discontinuation of this product offering as of June 30, 2023. This portfolio is expected to continue to decline as resources are allocated and production efforts are focused on more profitable commercial products. In total, $95.5 million of loans have paid off since December 31, 2023.
•The allowance for credit losses (ACL) was $9.5 million at September 30, 2024 and $9.7 million at December 31, 2023. As a result, the ACL to total loans was 0.89% at September 30, 2024 and 0.87% at December 31, 2023. The provision for credit losses recorded for the nine months ended September 30, 2024 was a net recovery of $114,000 and was primarily impacted by the decrease in loan balances.
•Net charge-offs for the nine months ended September 30, 2024 were $123,000. Net recoveries for the nine months ended September 30, 2023 were $551,000, or 0.07% of average loans on an annualized basis primarily due to recoveries totaling $750,000 related to a prior year $2.7 million charged-off commercial and industrial loan.
•Nonperforming loans, which include nonaccrual loans and accruing loans past due 90 days or more, were $2.0 million at September 30, 2024 and $2.2 million at December 31, 2023. Nonperforming loans to total loans ratio was 0.19% at September 30, 2024 and 0.20% at December 31, 2023.
Accrued Interest Receivable and Other Assets
•Accrued interest and other assets increased $7.8 million or 32.1%, to $32.1 million at September 30, 2024, compared to $24.3 million at December 31, 2023 due primarily to a $6.0 million investment in a low income housing tax credit project.
Liabilities
Total liabilities increased $96.3 million, or 7.3%, to $1.4 billion at September 30, 2024 compared to $1.3 billion at December 31, 2023.
Deposits
•Total deposits increased $86.7 million to $1.4 billion as of September 30, 2024 compared to $1.3 billion at December 31, 2023. Time deposits increased $136.5 million and money market deposits increased $19.7 million while interest-bearing demand, savings and non interest-bearing demand deposits decreased $36.5 million, $22.3 million and $10.7 million, respectively. The changes were primarily the result of the current interest rate environment causing a shift in products to higher priced money market and time deposits. Additionally, the Bank added $70.6 million of brokered certificates of deposit during the period. Brokered certificates totaled $99.6 million as of September 30, 2024 compared to $29.0 million at December 31, 2023, all of which mature within three months and were used to fund the purchase of floating rate CLO securities which reprice quarterly. At September 30, 2024, FDIC insured deposits totaled approximately 62.4% of total deposits while an additional 15.9% of total deposits were collateralized with investment securities.
Accrued Interest Payable and Other Liabilities
•Accrued interest payable and other liabilities increased $9.7 million, or 67.3%, to $24.1 million at September 30, 2024, compared to $14.4 million at December 31, 2023 primarily due to the purchase of $6.0 million of syndicated loans not yet settled and a $5.4 million unfunded commitment related to a low-income housing tax credit project.

Stockholders’ Equity
Stockholders’ equity increased $9.3 million, or 6.7%, to $149.1 million at September 30, 2024, compared to $139.8 million at December 31, 2023. The key factors increasing stockholders’ equity were $10.1 million of net income for the current period and a $2.8 million decrease in accumulated other comprehensive loss, which were partially offset by the payment of $3.9 million in dividends since December 31, 2023.
Book value per common share (GAAP) was $29.07 at September 30, 2024 compared to $27.32 at December 31, 2023, an increase of $1.75. Tangible book value per common share (Non-GAAP) increased $1.93, or 7.6%, to $27.16 compared to $25.23 at December 31, 2023.

Consolidated Results of Operations for the Three Months Ended September 30, 2024 and 2023
Overview. Net income was $3.2 million for the three months ended September 30, 2024, an increase of $547,000 compared to net income of $2.7 million for the three months ended September 30, 2023.
Net Interest and Dividend Income. Net interest and dividend income increased $757,000, or 7.1%, to $11.5 million for the three months ended September 30, 2024 compared to $10.7 million for the three months ended September 30, 2023. Net interest margin (GAAP) decreased to 3.11% for the three months ended September 30, 2024 compared to 3.13% for the three months ended September 30, 2023. Fully Tax Equivalent (FTE) net interest margin (Non-GAAP) decreased 2 basis points (bps) to 3.12% for the three months ended September 30, 2024 compared to 3.14% for the three months ended September 30, 2023.
Interest and Dividend Income
•Interest and dividend income increased $3.9 million, or 24.6%, to $19.8 million for the three months ended September 30, 2024 compared to $15.9 million the three months ended September 30, 2023.
◦Interest income on loans increased $896,000, or 6.4%, to $14.9 million for the three months ended September 30, 2024 compared to $14.0 million for the three months ended September 30, 2023. The average yield on loans increased 47 bps to 5.60% compared to 5.13% resulting in a $1.3 million increase in interest income on loans. The average balance of loans decreased $24.7 million to $1.06 billion from $1.09 billion, causing a $357,000 decrease in interest income on loans. The increase in loan yield has been driven by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products.
◦Interest income on taxable investment securities increased $2.3 million, or 249.9%, to $3.3 million for the three months ended September 30, 2024 compared to $940,000 for the three months ended September 30, 2023 driven by a 272 bp increase in average yield coupled with a $83.4 million increase in average balances. The increase in the average yield was the result of the Bank implementing a balance sheet repositioning strategy of its portfolio of available-for-sale securities during the fourth quarter of 2023. The Company sold $69.3 million in market value of its lower yielding U.S. government agency, mortgage-backed and municipal securities with an average yield of 1.89% and purchased $69.3 million of higher yielding mortgage-backed and collateralized mortgage obligation securities with an average yield of 5.49%. The increase in volume was driven by a $99.9 million increase in the average balance of collateralized loan obligation (“CLO”) securities as the Bank executed a leverage strategy to purchase these assets funded with brokered certificates of deposits.
◦Interest income on interest-earning deposits at banks increased $698,000, to $1.4 million for the three months ended September 30, 2024 compared to $750,000 for the three months ended September 30, 2023 due to a $58.7 million increase in average balances, partially offset by a 51 bp decrease in the average yield. The volume increase was due in part to $30.5 million in cash received from the December 2023 sale of Exchange Underwriters ("EU").
Interest Expense
•Interest expense increased $3.1 million, or 60.9%, to $8.3 million for the three months ended September 30, 2024 compared to $5.2 million for the three months ended September 30, 2023.
◦Interest expense on deposits increased $3.1 million, or 66.1%, to $7.9 million for the three months ended September 30, 2024 compared to $4.8 million for the three months ended September 30, 2023. Rising market interest rates led to the repricing of interest-bearing demand and money market deposits and a shift in deposits from noninterest-bearing and interest-bearing demand and savings deposits into money market and time deposits which resulted in a 93 bp, or 46.3%, increase in the average cost of interest-bearing deposits compared to the three months ended September 30, 2023. This accounted for a $2.4 million increase in interest expense. Additionally, interest-bearing deposit balances increased $130.0 million, or 13.9%, to $1.1 billion as of September 30, 2024 compared to $937.8 million as of September 30, 2023, accounting for a $716,000 increase in interest expense.

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

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,063,946	$14,987	5.60%	$1,088,691	$14,081	5.13%
Debt Securities
Taxable	288,208	3,289	4.56	204,848	940	1.84
Exempt From Federal Tax	—	—	—	6,013	52	3.46
Equity Securities	2,693	28	4.16	2,693	25	3.71
Interest-Earning Deposits at Banks	111,131	1,448	5.21	52,466	750	5.72
Other Interest-Earning Assets	3,108	63	8.06	3,292	69	8.32
Total Interest-Earning Assets	1,469,086	19,815	5.37	1,358,003	15,917	4.65
Noninterest-Earning Assets	57,602			52,885
Total Assets	$1,526,688			$1,410,888
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$316,301	1,923	2.42%	$363,997	2,003	2.18%
Money Market Accounts	217,148	1,726	3.16	187,012	1,141	2.42
Savings Accounts	175,753	46	0.10	212,909	54	0.10
Time Deposits	358,498	4,197	4.66	173,832	1,552	3.54
Total Interest-Bearing Deposits	1,067,700	7,892	2.94	937,750	4,750	2.01
Other Borrowings	34,702	407	4.67	34,662	407	4.66
Total Interest-Bearing Liabilities	1,102,402	8,299	2.99	972,412	5,157	2.10
Noninterest-Bearing Demand Deposits	263,650			312,016
Total Funding and Cost of Funds	1,366,052		2.42	1,284,428		1.59
Other Liabilities	15,043			9,025
Total Liabilities	1,381,095			1,293,453
Stockholders' Equity	145,593			117,435
Total Liabilities and Stockholders' Equity	$1,526,688			$1,410,888
Net Interest Income (FTE) (Non-GAAP) (3)		$11,516			$10,760
Net Interest-Earning Assets (4)	$366,684			$385,591
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.38%			2.55%
Net Interest Margin (GAAP) (6)			3.11			3.13
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.12			3.14
Return on Average Assets (1)			0.84			0.75
Return on Average Equity (1)			8.80			9.03
Average Equity to Average Assets			9.54			8.32
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			133.26			139.65
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

	Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$(357)	$1,263	$906
Debt Securities:
Taxable	511	1,838	2,349
Exempt From Federal Tax	(26)	(26)	(52)
Equity Securities	—	3	3
Cash at Other Banks	771	(73)	698
Other Interest-Earning Assets	(4)	(2)	(6)
Total Interest-Earning Assets	895	3,003	3,898

Interest Expense:
Deposits	716	2,426	3,142
Other Borrowings	(1)	1	—
Total Interest-Bearing Liabilities	715	2,427	3,142
Change in Net Interest and Dividend Income	$180	$576	$756
Provision for Credit Losses. The provision for credit losses recorded for the three months ended September 30, 2024 was a net recovery of $41,000. The provision for credit losses - loans was $25,000 and was primarily due to changes in qualitative factors partially offset by changes in loan portfolio concentrations and an improvement in loss rates. The provision for credit losses - unfunded commitments was a recovery of $66,000 and was due to a decrease in the unfunded commitments and the loss rate on construction loans. This compared to a $406,000 provision for credit losses recorded for the three months ended September 30, 2023 which was required primarily due to loan growth coupled with a modeled slowdown in loan prepayment speeds.
Noninterest Income. Noninterest income decreased $1.2 million, or 48.9%, to $1,233,000 for the three months ended September 30, 2024, compared to $2.4 million for the three months ended September 30, 2023. This decrease resulted primarily from a $1.4 million decrease in insurance commissions as no income was recognized for the three months ended September 30, 2024 due to the December 2023 sale of EU, compared to a full quarter of income recognized for the three months ended September 30, 2023. Partially offsetting this decrease, the Company recognized a $138,000 gain on the sale of subsidiary following the final payment of remaining funds which were held in reserve to satisfy any liabilities recognized subsequent to the sale of EU.
Noninterest Expense. Noninterest expense decreased $705,000, or 7.4%, to $8.8 million for the three months ended September 30, 2024 compared to $9.5 million for the three months ended September 30, 2023. Salaries and benefits decreased $808,000, or 15.0%, to $4.6 million primarily due to no expense related to EU recognized for the three months ended September 30, 2024 due to the December 2023 sale, compared to $878,000 of expense recognized for the three months ended September 30, 2023, partially offset by merit increases and revenue producing staff additions. Intangible amortization decreased $181,000 as a portion of the Bank’s core deposit intangible was fully amortized in February 2024 and EU intangible amortization of $47,000 was realized during the three months ended September 30, 2023. Data processing expense increased $58,000 costs associated with the implementation of a new loan origination system and financial dashboard platform. Occupancy expense increased $57,000 due to $130,000 of environmental remediation costs related to a construction project on one of the Bank’s office locations, partially offset by $44,000 of EU occupancy expense realized during the three months ended September 30, 2023. Pennsylvania shares tax expense increased $48,000 due to a higher taxable base due to the increase in equity resulting from the sale of EU.

Income Taxes. Income tax expense was $747,000 for the three months ended September 30, 2024 compared to $564,000 for the three months ended September 30, 2023. This change was primarily driven by an increase in pre-tax income to $4.0 million for the three months ended September 30, 2024 compared to $3.2 million for the three months ended September 30, 2023.
Results of Operations for the Nine Months Ended September 30, 2024 and 2023
Overview. Net income was $10.1 million for the nine months ended September 30, 2024, an increase of $479,000 compared to $9.6 million for the nine months ended September 30, 2023.
Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million, or 3.3%, to $34.5 million for the nine months ended September 30, 2024 compared to $33.4 million for the nine months ended September 30, 2023. Net interest margin (GAAP) decreased to 3.21% for the nine months ended September 30, 2024 compared to 3.31% for the nine months ended September 30, 2023. Net interest margin (FTE) (Non-GAAP) decreased 10 bps to 3.22% for the nine months ended September 30, 2024 compared to 3.32% the nine months ended September 30, 2023.
Interest and Dividend Income
•Interest and dividend income increased $11.4 million, or 25.1%, to $56.7 million for the nine months ended September 30, 2024 compared to $45.3 million for the nine months ended September 30, 2023.
◦Interest income on loans increased $4.6 million, or 11.6%, to $44.5 million during the nine months ended September 30, 2024 compared to $39.8 million for the nine months ended September 30, 2023. The average yield on loans increased 54 bps to 5.53% for the nine months ended September 30, 2024 compared to 4.99% for the nine months ended September 30, 2023 resulting in a $4.4 million increase in interest income on loans. The increase in loan yield has been driven by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products. The average balance of loans increased $6.3 million to $1.08 billion for the nine months ended September 30, 2024 compared to $1.07 billion for the nine months ended September 30, 2023 resulting in a $297,000 increase in interest income on loans.
◦Interest income on taxable investment securities increased $5.6 million, or 195.7%, to $8.4 million during the nine months ended September 30, 2024 compared to $2.9 million for the nine months ended September 30, 2023 driven by a 245 bp increase in the average yield coupled with a $54.4 million increase in average balances. The increase in the average yield resulted in a $4.7 million increase in interest income on taxable securities and was the result of the Company implementing a balance sheet repositioning strategy of its portfolio of available-for-sale securities during the fourth quarter of 2023. The Bank sold $69.3 million in market value of its lower yielding U.S. government agency, mortgage-backed and municipal securities with an average yield of 1.89% and purchased $69.3 million of higher yielding mortgage-backed and collateralized mortgage obligation securities with an average yield of 5.49%. The increase in volume was driven by a $71.8 million increase in the average balance of CLO securities as the Company executed a leverage strategy to purchase these assets funded with brokered certificates of deposits.
◦Interest income on interest-earning deposits at other banks increased $1.2 million, to $3.5 million for the nine months ended September 30, 2024 compared to $2.3 million for the nine months ended September 30, 2023 as average balances increased $30.0 million and the average yield increased 13 bps. The volume increase was due in part to $30.5 million in cash received from the December 2023 sale of EU.
Interest Expense
•Interest expense increased $10.3 million, or 86.2%, to $22.2 million for the nine months ended September 30, 2024 compared to $11.9 million for the nine months ended September 30, 2023.
◦Interest expense on deposits increased $9.9 million, or 88.8%, to $20.9 million for the nine months ended September 30, 2024 compared to $11.1 million for the nine months ended September 30, 2023. Rising market interest rates led to the repricing of interest-bearing demand and money market deposits and a shift in deposits from non interest-bearing and interest-bearing demand and savings deposits to money market and time deposits and resulted in a 112 bp increase in the average cost of interest-bearing deposits compared to the nine months ended September 30, 2023. This accounted for a $8.5 million increase in interest expense. Additionally, average interest-bearing deposits increased $106.5 million, or 11.6%, accounting for a $1.4 million increase in interest expense.
◦Interest expense on borrowed funds increased $410,000, or 50.9%, to $1.2 million for the nine months ended September 30, 2024 compared to $805,000 for the nine months ended September 30, 2023. The average balance of borrowed funds increased $10.6 million due to $20.0 million of FHLB long-term advances added during the second quarter of 2023. The increase in the average balance accounted for a $388,000 increase in interest expense.

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

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,076,052	$44,571	5.53%	$1,069,729	$39,924	4.99%
Debt Securities
Taxable	263,433	8,437	4.27	209,069	2,853	1.82
Tax Exempt	—	—	—	6,154	157	3.40
Equity Securities	2,693	82	4.06	2,693	74	3.66
Interest-Earning Deposits at Banks	90,507	3,493	5.15	60,474	2,276	5.02
Other Interest-Earning Assets	3,166	234	9.87	2,905	148	6.81
Total Interest-Earning Assets	1,435,851	56,817	5.29	1,351,024	45,432	4.50
Noninterest-Earning Assets	55,366			51,018
Total Assets	$1,491,217			$1,402,042
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$325,383	5,576	2.29%	$351,379	4,776	1.82%
Savings Accounts	184,017	157	0.11	226,686	145	0.09
Money Market Accounts	211,921	4,885	3.08	198,243	3,113	2.10
Time Deposits	305,386	10,330	4.52	143,881	3,063	2.85
Total Interest-Bearing Deposits	1,026,707	20,948	2.73	920,189	11,097	1.61
Short-Term Borrowings	1	—	—	604	5	1.11
Other Borrowings	34,692	1,215	4.68	23,516	800	4.55
Total Interest-Bearing Liabilities	1,061,400	22,163	2.79	944,309	11,902	1.69
Noninterest-Bearing Demand Deposits	271,511			333,356
Total Funding and Cost of Funds	1,332,911		2.22	1,277,665		1.25
Other Liabilities	16,045			7,655
Total Liabilities	1,348,956			1,285,320
Stockholders' Equity	142,261			116,722
Total Liabilities and Stockholders' Equity	$1,491,217			$1,402,042
Net Interest Income (FTE) (Non-GAAP) (3)		$34,654			$33,530
Net Interest-Earning Assets (4)	$374,451			$406,715
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.50%			2.81%
Net Interest Margin (GAAP) (6)			3.21			3.31
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.22			3.32
Return on Average Assets (1)			0.90			0.91
Return on Average Equity (1)			9.45			10.98
Average Equity to Average Assets			9.54			8.33
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			135.28			143.07
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

	Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$297	$4,350	$4,647
Debt Securities:
Taxable	905	4,679	5,584
Exempt From Federal Tax	(79)	(78)	(157)
Equity Securities	—	8	8
Cash at Other Banks	1,157	60	1,217
Other Interest-Earning Assets	14	72	86
Total Interest-Earning Assets	2,294	9,091	11,385

Interest Expense:
Deposits	1,369	8,482	9,851
Short-Term Borrowings	(3)	(2)	(5)
Other Borrowings	391	24	415
Total Interest-Bearing Liabilities	1,757	8,504	10,261
Change in Net Interest and Dividend Income	$537	$587	$1,124
Provision for Credit Losses. The provision for credit losses was a recovery of $114,000 for the nine months ended September 30, 2024 due to a decrease in loan balances. This compared to a provision for credit losses of $917,000 for the nine months ended September 30, 2023 which was required primarily due to loan growth coupled with a modeled slowdown in loan prepayment speeds.
Noninterest Income. Noninterest income decreased $3.7 million, or 48.8%, to $3.8 million for the nine months ended September 30, 2024, compared to $7.5 million for the nine months ended September 30, 2023. This decrease was primarily related to a $4.9 million, or 99.9%, decrease in insurance commissions to $4,000 for the nine months ended September 30, 2024, compared to $4.9 million for the nine months ended September 30, 2023 due to the sale of EU. Additionally, service fees decreased $139,000, or 10.2%, to $1.2 million for nine months ended September 30, 2024, compared to $1.4 million for the nine months ended September 30, 2023.
Partially offsetting these decreases, net gain on bank-owned life insurance claims increased $612,000 to $915,000 for the nine months ended September 30, 2024 compared to $303,000 for the nine months ended September 30, 2023 and net gain on disposal of premises and equipment increased $263,000 to $274,000 for the nine months ended September 30, 2024 compared to $11,000 for the nine months ended September 30, 2023. The gain on the disposal of premises and equipment for the nine months ended September 30, 2024 resulted from the sale of one branch office location. Additionally, the net gain (loss) on equity securities decreased $418,000 to a gain of $49,000 for the nine months ended September 30, 2024 compared to a $369,000 loss for the nine months ended September 30, 2023 which was due to an increase in the market value of equity securities, comprised mainly of bank stocks. Also during the nine months ended September 30, 2023, the Company recognized a $138,000 gain on the sale of EU following the final payment of remaining funds which were held in reserve to satisfy any liabilities recognized subsequent to the sale.

Noninterest Expense. Noninterest expense decreased $1.8 million, or 6.5%, to $26.2 million for the nine months ended September 30, 2024 compared to $28.0 million for the nine months ended September 30, 2023. Salaries and benefits decreased $2.1 million primarily due to no expense related to EU recognized for the nine months ended September 30, 2024 due to the December 2023 sale, compared to $2.6 million of expense recognized for the nine months ended September 30, 2023, partially offset by merit increases and revenue producing staff additions. Amortization of intangible assets decreased $466,000 as a component of the Bank’s core deposit intangible was fully amortized in February 2024 and there was no expense related to EU recognized for the nine months ended September 30, 2024 compared to $142,000 of expense recognized for the nine months ended September 30, 2023. Partially offsetting these decreases, occupancy expense increased $256,000 due to $323,000 of environmental remediation costs related to a construction project on one of the Bank’s office location, contracted services increased $234,000 due to costs associated with information security and cybersecurity support services and website management, Pennsylvania shares tax expense increased $188,000 due to a higher taxable base due to the increase in equity resulting from the sale of EU and data processing expense increased $187,000 costs associated with the implementation of a new loan origination system and financial dashboard platform.
Income Taxes. Income tax expense decreased $165,000 to $2.2 million for the nine months ended September 30, 2024 compared to $2.4 million for the nine months ended September 30, 2023. The change between the periods was driven by a decrease in state income tax expense due to the sale of EU in December 2023 and an increase in non-taxable income higher bank-owned life insurance related income.
Off-Balance Sheet Arrangements
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of September 30, 2024 and December 31, 2023.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at September 30, 2024 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $147.3 million at September 30, 2024. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $95.8 million at September 30, 2024. In addition, at September 30, 2024, the Company had the ability to borrow up to $486.3 million from the FHLB of Pittsburgh, of which $464.4 million was available. The Company also has the ability to borrow up to $88.7 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both September 30, 2024 and December 31, 2023, currently these credit arrangements have remained unused.
At September 30, 2024, $335.7 million, or 91.4% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered. At September 30, 2024, the Bank's current deposit portfolio is 62.4% insured by the FDIC, and with additional coverage of 15.9% from the Bank's investment securities; of the total deposits held at the Bank only 21.7% are uninsured.
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

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At September 30, 2024, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $16.4 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At September 30, 2024 and December 31, 2023, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	September 30, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$150,888	14.79%	$143,654	13.64%
For Capital Adequacy Purposes	45,920	4.50	47,385	4.50
To Be Well Capitalized	66,329	6.50	68,445	6.50

Tier 1 Capital (to risk weighted assets)
Actual	150,888	14.79	143,654	13.64
For Capital Adequacy Purposes	61,227	6.00	63,180	6.00
To Be Well Capitalized	81,636	8.00	84,240	8.00

Total Capital (to risk weighted assets)
Actual	160,859	15.76	153,861	14.61
For Capital Adequacy Purposes	81,636	8.00	84,240	8.00
To Be Well Capitalized	102,045	10.00	105,300	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	150,888	9.96	143,654	10.19
For Capital Adequacy Purposes	60,612	4.00	56,385	4.00
To Be Well Capitalized	75,766	5.00	70,481	5.00

Loan Credit Exposure
Refer to the "Lending Activities" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for a description of each loan portfolio segment.
At September 30, 2024 the Company's loans totaled $1.07 billion, representing a $44.6 million, or 4.0%, decrease compared to $1.11 billion at December 31, 2023.
The table below provides the composition of the loan portfolio:

	September 30, 2024		December 31, 2023
(Dollars in thousands)

Real Estate:
Residential	$338,926	31.8%	$347,808	31.3%
Commercial	464,354	43.6%	467,154	42.1%
Construction	43,515	4.1%	43,116	3.9%
Commercial and Industrial	108,554	10.2%	111,278	10.0%
Consumer	80,004	7.5%	111,643	10.1%
Other	30,402	2.8%	29,397	2.6%
Total Loans	$1,065,755	100.0%	$1,110,396	100.0%
The Company's loan portfolio is a mix of consumer and commercial credits. Overall credit exposure and portfolio compensation is managed via a credit concentration policy. The policy designates specific loan types, collateral types and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. Commercial lending by asset class, specific limits for Commercial Real Estate ("CRE") project types, loans secured by residential real estate, large dollar exposures and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. There are no identified concentrations that exceed the assigned exposure limits. Our concentration management policy is approved by the Company's Board of Directors and is used to ensure a high-quality, well diversified portfolio that is consistent with our overall objective of maintaining an acceptable level of risk.
The Company's CRE portfolio totaled $464.4 million at September 30, 2024, a decrease of $2.8 million, or 0.6%, compared to December 31, 2023. CRE loans are concentrated in the Pittsburgh metropolitan area.
The tables below provides further detail of the composition of the CRE portfolio as of September 30, 2024:

(Dollars in thousands)	CRE Nonowner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
Multifamily	$87,877	25.89%	$785	78.32%
Retail Space	87,597	25.81%	1,234	71.90%
Warehouse Space	45,157	13.31%	1,026	59.48%
Office Space	44,625	13.15%	826	71.24%
Manufacturing	22,609	6.66%	1,739	61.10%
Medical Facilities	19,404	5.72%	1,078	64.34%
Hotels	6,423	1.89%	714	40.20%
Senior Housing	3,397	1.00%	3,397	43.51%
Oil & Gas	3,348	0.99%	1,674	52.22%
Other	18,386	5.58%	657	63.11%
Total Nonowner Occupied CRE	$338,823	100.00%	$963	69.11%
(1) Based on collateral value at the time of loan origination.

(Dollars in Thousands)	CRE Owner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
Retail Space	$33,519	26.70%	$745	82.59%
Warehouse Space	24,700	19.68%	797	55.51%
Office Space	14,140	11.26%	488	68.63%
Medical Facilities	9,158	7.30%	654	77.00%
Senior Housing	6,080	4.84%	1,520	28.01%
Manufacturing	3,453	2.75%	288	57.77%
Oil & Gas	2,019	1.61%	404	71.18%
Other	32,462	25.86%	373	55.92%
Total Owner Occupied CRE	$125,531	100.00%	$541	65.13%
(1) Based on collateral value at the time of loan origination.
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
The table below sets forth, as of September 30, 2024, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Changes presented in the table below are within the policy limits approved by the Board of Directors.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+400	$159,520	$(27,084)	(14.5)%	11.56%	(88)	$52,827	$4,432	9.2%
+300	165,656	(20,948)	(11.2)	11.77	(67)	51,683	3,288	6.8
+200	173,201	(13,403)	(7.2)	12.05	(39)	50,614	2,219	4.6
+100	180,436	(6,168)	(3.3)	12.29	(15)	49,533	1,138	2.4
Flat	186,604	—	—	12.44	—	48,395	—	—
(100)	191,312	4,708	2.5	12.48	4	47,316	(1,079)	(2.2)
(200)	192,468	5,864	3.1	12.31	(13)	45,959	(2,436)	(5.0)
(300)	189,300	2,696	1.4	11.89	(55)	44,905	(3,490)	(7.2)
(400)	184,285	(2,319)	(1.2)	11.41	(103)	43,592	(4,803)	(9.9)
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The Company made the following purchases of its common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)
July 1-31, 2024	1,122	$24.92	1,122	$7,157,005
August 1-31, 2024	5,470	25.73	5,470	7,004,064
September 1-30, 2024	5,166	26.82	5,166	6,859,623
Total	11,758	$26.13	11,758
(1) On July 22, 2024, the Company announced that the Board had approved a program commencing on July 25, 2024 to repurchase up to 5%, or 257,095 shares, of the Company's then outstanding common stock. This repurchase program is set to expire on July 25, 2025. In connection with the program, the Company has purchased a total of 11,758 shares of the Company's common stock at an average price of $26.13 per share.
(2) Based on the closing price of the Company's common stock on September 30, 2024, which was $27.96.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of SEC Regulation S-K).

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
101
The following materials for the quarter ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	November 8, 2024	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	November 8, 2024	/s/ Jamie L. Prah
Jamie L. Prah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)