Form 10-K
period 2024-12-31
CB Financial Services, Inc.
filed 2025-03-19
CIK 1605301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2024, as reported by the Nasdaq Global Market, was approximately $107.4 million.
As of March 12, 2025, the number of shares outstanding of the Registrant’s Common Stock was 5,121,107.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2025 Annual Meeting of Stockholders of the Registrant (Part III)
1

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
•inflation and changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources and costs;
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

ITEM 1.    BUSINESS
CB Financial Services, Inc.
CB Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is a bank holding company headquartered in Carmichaels, Pennsylvania. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CBFV.” The Company conducts its operations primarily through its wholly owned subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. At December 31, 2024, the Company, on a consolidated basis, had total assets of $1.48 billion, total liabilities of $1.33 billion and stockholders’ equity of $147.4 million.
Copies of the Company's reports, proxy and information statements, and other information filed electronically with the Securities and Exchange Commission (the “SEC”) are available free of charge through the SEC’s website address at https://www.sec.gov and through the Bank’s website address at https://www.cb.bank.
Community Bank
Community Bank is a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank operates nine offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania and three offices in Marshall and Ohio Counties in West Virginia. The Bank also has a loan production office in Allegheny County, a loan production office and a corporate center in Washington County and an operations center in Greene County, Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area.
The Bank is the sole shareholder of Exchange Underwriters, Inc. ("Exchange Underwriters" or “EU”), a wholly-owned subsidiary located in Washington County that was a full-service, independent insurance agency that offered property and casualty, commercial liability, surety and other insurance products. On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in an initial pre-tax gain of $24.6 million. During 2024, the Company recognized an additional gain of $138,000 following the final settlement of all liabilities and an earn-out payment of $708,000. Assets remaining in the EU subsidiary at December 31, 2024 consisted primarily of cash received from the sale of assets. The Bank intends to merge EU into the Bank during 2025.
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
Demographics. As of December 31, 2024, we employed 159 full-time and 2 part-time employees in Pennsylvania and West Virginia. None of these employees are represented by a collective bargaining agreement. During 2024, we hired 27 employees and our voluntary turnover rate was 13%.
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
Market Area
The Company’s primary market area consists of Allegheny, Fayette, Greene, Washington and Westmoreland Counties in southwestern Pennsylvania. Greene County is a significantly more rural county compared to the counties in which we have our other branches. Our offices located in Allegheny, Washington, Fayette, and Westmoreland Counties are in the southern suburban area of metropolitan Pittsburgh. Our primary market area extends into Marshall and Ohio counties in West Virginia.

While the majority of activities occur in this primary market, the Bank extends lending and depository services throughout Pennsylvania, West Virginia, Ohio, New York and beyond.
The following table sets forth certain economic statistics for our primary market area.

	Population (1)	Unemployment Rate (%) (2)	Average Annual Wage (3)
Pennsylvania	13,078,751	3.3	$68,900
Allegheny	1,224,825	3.2	75,036
Fayette	123,915	4.8	50,648
Greene	34,357	3.6	64,324
Washington	210,232	3.4	66,508
Westmoreland	351,163	3.4	54,860

West Virginia	1,769,979	3.6	58,604
Marshall	29,405	4.1	65,000
Ohio	41,194	3.0	56,472
(1)Based on the latest data published by the U.S. Census Bureau (State - July 2024; County - July 2023)
(2)Based on the latest data published by the U.S. Bureau of Labor Statistics (December 2024)
(3)Based on the latest data published by the U.S. Bureau of Labor Statistics (Second Quarter 2024)
The market area has been impacted by the energy industry through the extraction of untapped natural gas reserves in the Marcellus Shale and Utica Shale Formations. The Utica Shale formation lies beneath most of Ohio, West Virginia, Pennsylvania and New York, as well as Kentucky, Maryland, Tennessee, Virginia and a part of Canada. The Marcellus Shale Formation extends throughout much of the Appalachian Basin and most of Pennsylvania, West Virginia and Eastern Ohio. Both formations are located near high-demand markets along the East Coast. The proximity to these markets makes it an attractive target for energy development and has resulted in significant job creation through the development of gas wells and transportation of gas.
Competition
We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from other commercial banks, savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. The Company faces additional competition for deposits from online financial institutions and non-depository competitors, such as the mutual fund industry, securities and brokerage firms, and insurance companies. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our branch offices. As of June 30, 2024, our FDIC-insured deposit market share in the counties we serve was 0.65% out of 48 bank and thrift institutions. Our FDIC-insured deposit market share in the counties we serve, excluding Allegheny County, which is the second most populous county in Pennsylvania, but where the Bank's has limited presence with one branch, was 5.50% out of 31 bank and thrift institutions. Such data does not reflect deposits held by credit unions.
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
Lending Activities
General. Our principal lending activity has been the origination in our local market area of residential one- to four-family, commercial real estate, construction, commercial and industrial, and consumer loans. At December 31, 2024, our total loans receivable, which excludes the allowance for credit losses, decreased $17.8 million, or 1.6%, to $1.09 billion compared to $1.11 billion at December 31, 2023.
Residential Real Estate Loans. Residential real estate loans are comprised of loans secured by one- to four-family residential properties. Included in residential real estate loans are traditional one- to four-family mortgage loans, home equity installment loans, and home equity lines of credit. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. At December 31, 2024, $338.0 million, or 30.9%, of our total loan portfolio was invested in residential loans.
One- to Four-Family Mortgage Loans. One of our primary lending activities is the origination of fixed-rate, one- to four-family, owner-occupied, residential mortgage loans with terms up to 30 years secured by property located in our market area. At December 31, 2024, one- to four-family mortgage loans totaled $267.6 million. Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which, for 2024, is typically $766,500 for single-family homes, except in certain high-cost areas in the United States. Our mortgage loans amortize monthly with principal and interest due each month. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without a prepayment penalty.
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
Fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more are originated for resale to the secondary market. During the year ended December 31, 2024, we originated $5.8 million of fixed-rate residential mortgage loans which were subsequently sold in the secondary mortgage market.
The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $54.7 million at December 31, 2024. Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.
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
Home Equity Loans. At December 31, 2024, home equity loans totaled $71.3 million. Our home equity loans and lines of credit are generally secured by a junior lien on the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 85% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates, which we determine based upon market conditions. Such loans are fully amortized over the life of the loan. Generally, the maximum term for home equity loans is 20 years.
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

We primarily originate home equity loans secured by first lien mortgages. Home equity loans in a junior lien position totaled $17.9 million at December 31, 2024 and entail greater risks than one- to four-family residential mortgage loans or home equity loans secured by first lien mortgages. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage or depreciation in the value of the property or loss of equity to the first lien position. Further, home equity loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans in the event of a default.
Commercial Real Estate Loans. We originate commercial real estate loans that are secured primarily by improved properties, such as retail facilities, office buildings and other non-residential buildings as well as multifamily properties. At December 31, 2024, $485.5 million, or 44.4% of our total loan portfolio, consisted of commercial real estate loans.
Our commercial real estate loans generally have adjustable interest rates with terms of up to 15 years and amortization periods up to 30 years. The adjustable rate loans are typically fixed for the first five years and adjust every five years thereafter. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% to 80% of the lower of cost or appraised value of the property securing the loan.
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
Construction Loans. We originate construction loans to individuals to finance the construction of residential dwellings and also originate loans for the construction of commercial properties, including hotels, apartment buildings, housing developments, and owner-occupied properties used for businesses. At December 31, 2024, $54.7 million, or 5.0% of our total loan portfolio, consisted of construction loans. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on both residential and commercial construction. Before making a commitment to fund a construction loan, we require a pro forma appraisal of the property, as completed by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. We typically do not lend to developers unless they maintain a 15% cash equity position in the project.
Commercial and Industrial Loans. We originate commercial and industrial loans and lines of credit to borrowers located in our market area that are generally secured by collateral other than real estate, such as equipment, accounts receivable, inventory, and other business assets. At December 31, 2024, $112.0 million, or 10.3% of our total loan portfolio, consisted of commercial and industrial loans.

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
Consumer Loans. We originate consumer loans that primarily consist of indirect auto loans and, to a lesser extent, secured and unsecured loans and lines of credit. As of December 31, 2024, consumer loans totaled $70.5 million, or 6.5%, of our total loan portfolio, of which $62.5 million were indirect auto loans. Consumer loans are generally offered on a fixed-rate basis. Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.
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
The debt securities portfolio consists primarily of U.S. government agency securities, obligations of states and political subdivisions, mortgage-backed securities and collateralized mortgage obligations of government sponsored enterprises, collateralized loan obligations and corporate bonds. We expect the composition of our debt securities portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2024, we had no debt securities that were deemed to be impaired.
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
U.S. Government Agency Securities. At December 31, 2024, we held U.S. Government and agency securities with a fair value of $3.9 million compared to $3.9 million at December 31, 2023. At December 31, 2024, these securities had an average expected life of 7.0 years. While these securities generally provide lower yields than other investments, such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity and pledging purposes, as collateral for borrowings, and for prepayment protection.
Obligations of States and Political Subdivisions. At December 31, 2024, we held available-for-sale municipal bonds with a fair value of $3.3 million compared to $3.4 million at December 31, 2023. 100% of our municipal bonds are issued by local municipalities or school districts located in Pennsylvania. Municipal bonds may be general obligation of the issuer or secured by specific revenues. The majority of our municipal bonds are general obligation bonds, which are backed by the full faith and credit of the municipality, paid off with funds from taxes and other fees, and have ratings (when available) of A or above. We also invest in a limited amount of special revenue municipal bonds, which are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building.
Mortgage-Backed Securities. We invest in MBS and CMO securities insured or guaranteed by the United States government or government-sponsored enterprises. These securities, which consist of MBS’s issued by Ginnie Mae, Fannie Mae and Freddie Mac, had an amortized cost of $164.7 million and $178.0 million at December 31, 2024 and 2023, respectively, and a fair value of $145.3 million and $159.7 million at December 31, 2024 and 2023, respectively. At December 31, 2024, all MBS’s had fixed rates of interest.
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
Collateralized Loan Obligation Securities. We invest in CLO securities issued by specialized financial institutions or investment banks. These floating-rate securities are backed by pools of high-quality commercial and industrial and commercial real estate loans, typically first-lien bank loans to corporations. Our CLO portfolio had an amortized cost of $98.7 million and $29.9 million at December 31, 2024 and 2023, respectively, and a fair value of $98.8 million and $29.8 million at December 31, 2024 and 2023, respectively.
Corporate Debt. We invest in corporate debt issued by financial institutions which have fixed to floating-rate terms. Corporate debt are unsecured, medium or long term, interest-bearing bonds issued by financial institutions that are backed only by the general credit of the issuer. As such, investments in corporate debt involve default risk that the company may fail to make timely payments of interest or principal. We perform a credit analysis to verify the creditworthiness of the financial institution prior to purchase. At December 31, 2024, we held corporate debt securities with a fair value of $8.1 million, compared to $7.7 million at December 31, 2023.
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
The FHLB functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgages, provided certain standards related to creditworthiness have been met. We typically secure advances from the FHLB with one- to four-family residential mortgage and commercial real estate loans. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2024, we had a maximum borrowing capacity with the FHLB of up to $489.5 million and available borrowing capacity of $467.6 million. At December 31, 2024, we had $20.0 million FHLB advances outstanding. As an alternative to pledging securities, the facility is also used for standby letters of credit to collateralize public deposits in excess of the level insured by the FDIC. There were no standby letters of credit issued on our behalf by the FHLB to secure public deposits as of December 31, 2024 and $18.9 million as of December 31, 2023.
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
At December 31, 2024, the Bank maintained a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $84.0 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million. At December 31, 2024, we did not have any outstanding balances under any of these borrowing relationships.
In December 2021, the Company entered into a term loan in the principal amount of $15.0 million, evidenced by a term note which matures on December 15, 2031 ("2031 Note"). The 2031 Note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on any interest payment date on or after December 15, 2026 and at any time upon the occurrence of certain events. The 2031 Note initially bears a fixed interest rate of 3.875% per year to, but excluding, December 15, 2026 and thereafter at a floating rate equal to the then-current three-month term SOFR plus 280 basis points. The 2031 Note qualifies as Tier 2 capital under regulatory guidelines. At December 31, 2024, the principal balance and unamortized debt issuance costs for the 2031 Note were $15.0 million and $282,000, respectively.
Subsidiary Activities
Community Bank is the only subsidiary of the Company. The Bank's sole and wholly-owned subsidiary is Exchange Underwriters, Inc., a former full-service, independent insurance agency.
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
At December 31, 2024, the Bank’s capital exceeded all applicable requirements.
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
Loans-to-One Borrower. Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2024, the Bank was in compliance with the loans-to-one borrower limitations.
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
At December 31, 2024, the Bank met the criteria for being considered “well capitalized.”
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
FHLB System. The Bank is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, The Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2024, the Bank was in compliance with this requirement. The Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for the Bank.
Federal Reserve System. The FRB regulations historically required banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal, or NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2025: a 3% reserve ratio is assessed on net transaction accounts up to and including $645.8 million; a 10% reserve ratio is applied above $645.8 million. The first $37.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements. However, effective March 26, 2020, the FRB reduced reserve requirement ratios on all net transaction accounts to 0%, eliminating reserve requirements for all depository institutions, in response to the COVID-19 pandemic.
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
Federal Taxation. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from the Bank as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carryforward net operating losses indefinitely, but the deduction is limited to 80% of taxable income. For its 2024 and 2023 fiscal year, the Company’s maximum federal income tax rate was 21%.
State Taxation. The Bank is subject to the Pennsylvania Bank and Trust Company Shares Tax (“Shares Tax”) rate of 0.95%. The tax is imposed on the Bank’s adjusted equity. The Company and Exchange Underwriters are subject to the Pennsylvania Corporate Net Income Tax, otherwise known as “CNI tax.” The CNI tax rate in 2024 was 8.49% and in 2023 was 8.99%. The tax is imposed on income or loss from the federal income tax return on a separate-company basis for the Company and Exchange Underwriters. The federal return income or loss is adjusted for various items treated differently by the Pennsylvania Department of Revenue.
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
Because the Company emphasizes commercial real estate and commercial loan originations, its credit risk profile is increased, and continued downturns in the local real estate market or economy could adversely affect its earnings.
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
We have recorded goodwill in connection with our recently completed mergers. At December 31, 2024, we had $9.7 million of goodwill on our Consolidated Statements of Financial Condition after incurring goodwill impairment of $18.7 million in 2020. Any further impairment to goodwill could have a material adverse impact on the Company’s consolidated financial conditions and results of operations. 100% of the goodwill is assigned to the Community Banking reporting unit. Under GAAP, goodwill must be evaluated for impairment annually or on an interim basis when a triggering event occurs. If the carrying value of our reporting unit exceeds its current fair value as determined based on the value of the business, the goodwill is considered impaired and is reduced to fair value by a non-cash, non-tax-deductible charge to earnings. The impairment testing required by GAAP involves estimates and significant judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions or other unanticipated events and circumstances may affect the accuracy or validity of such estimates. Events and conditions that could result in impairment in the value of our goodwill include worsening business conditions and economic factors, changes in the industries in which we operate, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term profitability and cash flows.

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

ITEM 2.    PROPERTIES
At December 31, 2024, our premises and equipment had an aggregate net book value of approximately $20.7 million. We conduct our business through 12 branch offices. The branch offices are utilized by the community banking segment. In addition, the community banking segment has a corporate office, an operations center and two loan production offices. We believe that our office facilities are adequate to meet our present and immediately foreseeable needs.
The following table sets forth certain information concerning the main and each branch office at December 31, 2024.

Location		Owned or Leased

PENNSYLVANIA

Main Office (Greene County):
100 North Market Street, Carmichaels, PA 15320	Branch	Owned

Barron P. "Pat" McCune, Jr. Corporate Center (Washington County):
2111 North Franklin Drive, Washington, PA 15301	Corporate	Owned

Ralph J. Sommers, Jr. Operations Center (Greene County):
600 Evergreene Drive, Waynesburg, PA 15370	Operations	Owned

Branch Offices (Greene County):
30 West Greene Street, Waynesburg, PA 15370	Branch	Owned
100 Miller Lane, Waynesburg, PA 15370	Branch	Building Owned, Ground Lease
1993 South Eighty Eight Road, Greensboro, PA 15338	ITM	Owned

Branch Offices (Washington County):
65 West Chestnut Street, Washington, PA 15301	Branch	Building Owned, Ground Lease
4139 Washington Road, McMurray, PA 15317	Branch	Leased
200 Main Street, Claysville, PA 15232	Branch	Owned

Branch Offices (Fayette County):
712 West Main Street, Uniontown, PA 15401	Branch	Leased
101 Independence Street, Perryopolis, PA 15473	ITM	Owned

Branch Office (Westmoreland County):
1670 Broad Avenue, Belle Vernon, PA 15012	Branch	Leased

Branch Office (Allegheny County):
714 Brookline Boulevard, Pittsburgh, PA 15226	Branch	Owned

Northern Loan Production Office:
100 Pinewood Lane, Suite 101, Warrendale, PA 15086	Loans	Leased

Southpointe Loan Production Office:
325 Southpointe Boulevard, Canonsburg, PA 15317	Loans	Leased

WEST VIRGINIA

Branch Offices (Ohio County):
1701 Warwood Avenue, Wheeling, WV 26003	Branch	Owned
875 National Road, Wheeling, WV 26003	Branch	Owned

Branch Office (Marshall County):
809 Lafayette Avenue, Moundsville, WV 26041	Branch	Owned
ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2024, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that management believes are immaterial to our financial condition, results of operations and cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CBFV.” The approximate number of holders of record of the Company’s common stock as of March 12, 2025, was 584. Certain shares of Company common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Equity Compensation Plans
The following table provides information at December 31, 2024, for compensation plans under which equity securities may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights		Weighted-average exercise price of outstanding options warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)		(B)		(C)
Equity compensation plans:
Approved by stockholders	377,088	(1)	$23.65	(1)	287,500	(2)
Not approved by stockholders	—		—		—
Total	377,088		$23.65		287,500
(1)Represents stock options available to be exercised from Treasury Stock under the 2015 Equity Incentive Plan (the "2015 Plan") and stock options granted under the 2021 Equity Incentive Plan (the "2021 Plan") that can be issued from a reserve upon exercise. The 2015 and 2021 Plans shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2024 Equity Incentive Plan, no more awards can be granted under the 2015 and 2021 Plans.
(2)Represents shares available under the 2024 Plan (the "Share Limit") that can be issued. At December 31, 2024, there have been no restricted shares granted under the 2024 Plan.

Issuer Purchases of Equity Securities
The Company made the following purchases of its common stock during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)
October 1-31, 2024	1,092	$28.41	1,092	$6,980,522
November 1-30, 2024	5,547	28.78	5,547	6,821,989
December 1-31, 2024	5,531	28.84	5,531	6,663,913
Total	12,170	$28.77	12,170
(1) On July 22, 2024, the Company announced that the Board had approved a program commencing on July 25, 2024 to repurchase up to 5%, or 257,095 shares, of the Company's then outstanding common stock. This repurchase program is set to expire on July 25, 2025. In connection with the program, the Company has purchased a total of 23,928 shares of the Company's common stock at an average price of $27.47 per share.
(2) Based on the closing price of the Company's common stock on December 31, 2024, which was $28.58.
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
Selected Financial Data
The following tables set forth selected historical financial and other data of the Company at and for the years ended December 31, 2024, 2023 and 2022. The information at December 31, 2024 and 2023, and for the years ended December 31, 2024 and 2023 is derived in part from, and should be read together with, the Company's audited consolidated financial statements and notes included in this Report and should be read together therewith. The information at December 31, 2022 and for the year ended December 31, 2022 is derived in part from audited financial statements that are not included in this Report.

December 31,	2024	2023	2022
(Dollars in Thousands)

Selected Financial Condition Data:
Assets	$1,481,564	$1,456,091	$1,408,938
Cash and Due From Banks	49,572	68,223	103,700
Securities	262,153	207,095	190,058
Loans, Net	1,082,821	1,100,689	1,037,054
Deposits	1,283,517	1,267,159	1,268,503
Short-Term Borrowings	—	—	8,060
Other Borrowed Funds	34,718	34,678	14,638
Stockholders’ Equity	147,378	139,834	110,155

Year Ended December 31,	2024	2023	2022
(Dollars in Thousands)

Selected Operating Data:
Interest and Dividend Income	$76,131	$62,225	$47,716
Interest Expense	30,063	17,672	4,781
Net Interest and Dividend Income	46,068	44,553	42,935
Provision (Recovery) for Credit Losses - Loans	379	(284)	3,784
Provision (Recovery) for Credit Losses - Unfunded Commitments	191	(218)	—
Net Interest and Dividend Income After Net Provision (Recovery) for Credit Losses	45,498	45,055	39,151
Noninterest Income	5,494	24,012	9,820
Noninterest Expense	35,649	38,782	34,891
Income Before Income Tax Expense	15,343	30,285	14,080
Income Tax Expense	2,749	7,735	2,833
Net Income	$12,594	$22,550	$11,247

At or For the Year Ended December 31,	2024	2023	2022

Per Common Share Data:
Earnings Per Common Share - Basic	$2.45	$4.41	$2.19
Earnings Per Common Share - Diluted	2.38	4.40	2.18
Dividends Per Common Share	1.00	1.00	0.96
Dividend Payout Ratio (1)	42.02%	22.73%	44.04%
Book Value Per Common Share	$28.71	$27.32	$21.60
Common Shares Outstanding	5,132,654	5,118,713	5,100,189

At or For the Year Ended December 31,	2024	2023	2022

Selected Financial Ratios:
Return on Average Assets	0.84%	1.60%	0.80%
Return on Average Equity	8.77	19.42	9.56
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	134.78	141.85	148.00
Average Equity to Average Assets	9.56	8.25	8.36
Net Interest Rate Spread (2)	2.47	2.73	3.07
Net Interest Rate Spread (Non-GAAP) (2)(4)	2.48	2.74	3.08
Net Interest Margin (3)	3.19	3.28	3.24
Net Interest Margin (Non-GAAP) (3)(4)	3.20	3.29	3.25
Net Charge-offs (Recoveries) to Average Loans	0.03	(0.05)	0.25
Noninterest Expense to Average Assets	2.37	2.76	2.48
Efficiency Ratio (5)	69.14	56.56	66.14

Asset Quality Ratios:
Allowance for Credit Losses to Total Loans	0.90%	0.87%	1.22%
Allowance for Credit Losses to Nonperforming Loans	548.07	433.35	221.06
Allowance for Credit Losses to Nonaccrual Loans	548.07	433.35	320.64
Delinquent and Nonaccrual Loans to Total Loans	0.72	0.62	0.81
Nonperforming Loans to Total Loans	0.16	0.20	0.55
Nonperforming Loans to Total Assets	0.12	0.15	0.41
Nonperforming Assets to Total Assets	0.12	0.16	0.41

Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets (6)	14.78%	13.64%	12.33%
Tier 1 Capital to Risk-Weighted Assets (6)	14.78	13.64	12.33
Total Capital to Risk-Weighted Assets (6)	15.79	14.61	13.58
Tier 1 Leverage Capital to Adjusted Total Assets (6)	9.98	10.19	8.66

Other:
Number of Branch Offices	12	13	13
Number of Full-Time Equivalent Employees	160	161	197
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
Allowance for Credit Losses (ACL). On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption resulted in a decrease of $3.4 million to the Company’s ACL related to loans receivable (ACL - Loans) and an increase of $718,000 in ACL for unfunded commitments (ACL - Unfunded Commitments). The net impact resulted in a $2.1 million increase to retained earnings, net of deferred taxes.
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
Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $3.9 million at December 31, 2024 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $1.7 million, at December 31, 2024 and is excluded from the estimate of credit losses.
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
Goodwill. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Deemed to have an indefinite life and not subject to amortization, goodwill is instead tested for impairment at the reporting unit level at least annually on October 31 or more frequently if triggering events occur or impairment indicators exist. The Company operates two segments – Community Banking segment and Insurance Brokerage Services segment. The Company has assigned 100% of the goodwill to the Community Banking segment.
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
Under the market approach, Level 1 and 2 inputs are used when measuring fair value. In the application of the market approach, the Guideline Public Company method of appraisal is based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing a closely held entity. A value multiple or ratio relates a stock’s market price to the reported accounting data such as revenue, earnings, and book value. These ratios provide an objective basis for measuring the market’s perception of a stock’s fair value. Value ratios generally reflect the trends in growth, performance and stability of the financial results of operations. In this way, the business and financial risks exhibited by an industry or group of companies can be viewed in relation to market values. Value ratios also reflect the market’s outlook for the economy as a whole. Guideline companies provide a reasonable basis for comparison to the relative investment characteristics of the company being valued. The Company analyzes the relationships between the guideline companies' asset size, profitability, asset quality and capital ratios and applies a control premium to the selected guideline company multiples. The control premium is management's estimate of how much a market participant would be willing to pay over the fair market value in consideration of synergies and other benefits that flow from control of the entity. The Guideline Public Company method using trading activity of publicly traded companies that are most similar to the Company may also be considered when the banking industry has a sufficient level of mergers and acquisitions activity.
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
Deferred Taxes. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company did not have a deferred tax asset valuation allowance as of December 31, 2024 and December 31, 2023.
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
Comparison of Financial Condition at December 31, 2024 and 2023
Assets. Total assets increased $25.5 million, or 1.8%, to $1.48 billion at December 31, 2024, compared to $1.46 billion at December 31, 2023.
Cash and Due From Banks. Cash and due from banks decreased $18.7 million, or 27.3%, to $49.6 million at December 31, 2024, compared to $68.2 million at December 31, 2023. The change is primarily related to net funding of loans.
Securities. Securities increased $55.1 million, or 26.6%, to $262.2 million at December 31, 2024, compared to $207.1 million at December 31, 2023. The securities balance was primarily impacted by the purchase of $69.8 million of collateralized loan obligation securities, partially offset by $15.4 million of repayments on amortizing securities.

Securities Portfolio. The following table sets forth the composition of our securities portfolio at the dates indicated.

	2024		2023
December 31,	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,996	$3,945	$4,995	$3,949
Obligations of States and Political Subdivisions	3,496	3,347	3,481	3,373
Mortgage-Backed Securities - Government-Sponsored Enterprises	53,628	50,363	57,377	54,532
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	111,076	94,957	120,655	105,130
Collateralized Loan Obligations	98,741	98,779	29,862	29,804
Corporate Debt	9,479	8,123	9,484	7,719
Total Available-for-Sale Debt Securities	$281,416	$259,514	$225,854	$204,507

Equity Securities:
Mutual Funds		879		888
Other		1,760		1,700
Total Equity Securities		2,639		2,588
Total Securities		$262,153		$207,095
Securities Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at December 31, 2024, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The weighted average yield for each security category is determined by the security's book yield and calculating the interest earned divided by the carrying value. For tax free obligations of states and political subdivision, the book yield is the tax free yield.

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
(Dollars in Thousands)

U.S. Government Agencies	$—	—%	$—	—%	$3,945	1.26%	$—	—%	$3,945	1.26%
Obligations of States and Political Subdivisions	—	—	576	3.58	2,771	3.94	—	—	3,347	3.88
Mortgage Backed Securities - Government-Sponsored Enterprises	—	—	122	1.99	9,668	5.10	40,573	3.64	50,363	3.90
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	—	—	—	—	—	—	94,957	2.57	94,957	2.57
Collateralized Loan Obligations	—	—	—	—	30,934	6.49	67,845	6.41	98,779	6.44
Corporate Debt Securities	—	—	—	—	3,723	3.31	4,400	7.05	8,123	5.27
Total Debt Securities	$—	—%	$698	3.30%	$51,041	5.33%	$207,775	4.02%	$259,514	4.26%

Loans. Total loans decreased $17.8 million, or 1.6%, to $1.09 billion at December 31, 2024 compared to $1.11 billion at December 31, 2023. The change was driven by decreases in consumer loans and residential mortgage loans of $41.1 million and $9.8 million, respectively, partially offset by increases in commercial real estate loans, construction real estate loans, other loans and commercial and industrial loans of $18.4 million, $11.6 million, $2.5 million and $769,000, respectively. The decrease in consumer loans resulted from a reduction in indirect automobile loan production due to rising market interest rates and the discontinuation of this product offering as of June 30, 2023. This portfolio is expected to continue to decline as resources are allocated and production efforts are focused on more profitable commercial products. Excluding the $41.5 million decrease in indirect automobile loans, total loans increased $23.7 million, or 1.1%. Average loans, net for the year ended December 31, 2024 decreased $3.3 million compared to the year ended December 31, 2023.
Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	2024		2023
December 31,	Amount	Percent	Amount	Percent
(Dollars in Thousands)

Real Estate:
Residential	$337,990	30.9%	$347,808	31.3%
Commercial	485,513	44.4	467,154	42.1
Construction	54,705	5.0	43,116	3.9
Commercial and Industrial	112,047	10.3	111,278	10.0
Consumer	70,508	6.5	111,643	10.1
Other	31,863	2.9	29,397	2.6
Total Loans	1,092,626	100.0%	1,110,396	100.0%
Allowance for Credit Losses	(9,805)		(9,707)
Loans, Net	$1,082,821		$1,100,689
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
The Company's CRE portfolio totaled $485.5 million at December 31, 2024, an increase of $18.4 million, or 3.9%, compared to December 31, 2023. CRE loans are concentrated in the Pittsburgh metropolitan area.

The tables below provide further detail of the composition of the CRE portfolio as of December 31, 2024:

(Dollars in thousands)	CRE Nonowner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
Retail Space	$91,602	24.51%	$1,272	71.83%
Multifamily	89,142	23.86%	768	78.27%
Warehouse Space	60,460	16.18%	1,440	60.37%
Office Space	48,867	13.08%	888	67.80%
Manufacturing	22,371	5.99%	1,721	60.51%
Medical Facilities	19,167	5.13%	1,065	63.66%
Senior Housing	13,877	3.71%	1,388	59.85%
Hotels	3,357	0.90%	3,357	43.00%
Oil & Gas	3,296	0.88%	1,648	51.66%
Other	21,533	5.76%	718	61.31%
Total Nonowner Occupied CRE	$373,672	100.00%	$1,041	68.40%
(1) Based on collateral value at the time of loan origination.

(Dollars in Thousands)	CRE Owner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
Retail Space	$31,326	28.01%	$681	77.70%
Warehouse Space	19,680	17.60%	562	53.68%
Medical Facilities	9,064	8.11%	697	76.69%
Office Space	8,258	7.38%	318	86.86%
Hotels	5,943	5.31%	1,981	27.31%
Manufacturing	3,404	3.04%	309	57.44%
Oil & Gas	1,962	1.75%	392	71.50%
Other	32,204	28.80%	374	54.91%
Total Owner Occupied CRE	$111,841	100.00%	$486	64.26%
(1) Based on collateral value at the time of loan origination.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. For construction-to-permanent loans in the construction category, the maturity date is the date the loan matures once it is in permanent repayment status. Consumer loans consist primarily of indirect automobile loans whereby a portion of the rate is prepaid to the dealer and accrued in a prepaid dealer reserve account. Therefore, the true yield for the consumer loan portfolio is significantly less than the note rate disclosed below.

	Real Estate
	Residential		Commercial		Construction		Commercial and Industrial
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

One Year or Less	$18,425	7.30%	$11,926	6.10%	$11,772	6.84%	$24,554	7.34%
After One Year Through Five Years	10,331	5.21	138,344	6.23	21,020	7.11	50,942	6.28
After Five Years Through 15 Years	117,662	4.99	331,344	5.56	21,127	7.04	36,548	5.66
After 15 Years	191,572	4.06	3,899	3.86	786	7.00	3	8.00
Total	$337,990	4.59%	$485,513	5.75%	$54,705	7.02%	$112,047	6.31%

	Consumer		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

One Year or Less	$6,781	7.93%	$633	6.90%	$74,091	7.10%
After One Year Through Five Years	59,754	5.03	606	5.14	280,997	6.02
After Five Years Through 15 Years	2,778	7.68	24,101	3.93	533,560	5.44
After 15 Years	1,195	9.05	6,523	3.31	203,978	4.04
Total	$70,508	5.43%	$31,863	3.88%	$1,092,626	5.44%
The following table sets forth at December 31, 2024, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2025.

Due After December 31, 2025	Fixed	Adjustable	Total
(Dollars in Thousands)

Real Estate:
Residential	$262,607	$56,958	$319,565
Commercial	265,003	208,584	473,587
Construction	29,356	13,577	42,933
Commercial and Industrial	78,041	9,452	87,493
Consumer	63,627	100	63,727
Other	28,832	2,398	31,230
Total Loans	$727,466	$291,069	$1,018,535
Liabilities. Total liabilities increased $17.9 million, or 1.4%, to $1.33 billion at December 31, 2024 compared to $1.32 billion at December 31, 2023.
Deposits. Total deposits increased $16.4 million, or 1.3%, to $1.28 billion as of December 31, 2024 compared to $1.27 billion at December 31, 2023. Time deposits increased $66.2 million and money market deposits increased $30.4 million, while interest-bearing demand deposits decreased $46.2 million, savings deposits decreased $24.2 million and non interest-bearing demand deposits decreased $9.9 million. The current interest rate environment has resulted in a shift in deposit products to higher priced money market and time deposits. Brokered time deposits totaled $39.0 million as of December 31, 2024, compared to $29.0 million at December 31, 2023, all of which mature within three months and were utilized to fund the purchase of floating rate CLO securities. FDIC insured deposits totaled approximately 62.5% of total deposits while an additional 15.9% of deposits were collateralized with investment securities.
The following table sets forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2024			2023
Year Ended December 31,	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
(Dollars in Thousands)

Noninterest-Bearing Demand Accounts	$270,528	20.7%	—%	$326,408	26.0%	—%
Interest-Bearing Demand Accounts	326,073	24.9	2.27	354,060	28.2	1.90
Money Market Accounts	215,864	16.5	3.11	199,962	15.9	2.28
Savings Accounts	180,647	13.8	0.11	220,146	17.5	0.09
Time Deposits	314,510	24.1	4.49	156,310	12.4	3.16
Total Deposits	$1,307,622	100.0%	2.17%	$1,256,886	100.0%	1.31%
The following table sets forth time deposits classified by interest rate as of the dates indicated.

December 31,	2024	2023
(Dollars in Thousands)

Less than 0.25%	$1,493	$8,009
0.25% to 0.49%	3,707	5,512
0.50% to 0.99%	2,489	5,139
1.00% to 1.49%	2,932	4,316
1.50% to 1.99%	6,001	3,626
2.00% to 2.49%	9,753	6,220
2.49% to 2.99%	1,056	146
3.00% to 3.99%	16,475	604
4.00% to 4.99%	224,230	145,475
5.00% or Greater	28,733	51,594
Total Time Deposits	$296,869	$230,641

The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our time deposits at the date indicated.

	Period to Maturity
December 31, 2024	Less Than Or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four to Five Years	More Than Five Years	Total	Percent of Total
(Dollars in Thousands)

Less than 0.25%	$1,058	$392	$43	$—	$—	$—	$1,493	0.5%
0.25% to 0.49%	425	1,617	1,665	—	—	—	3,707	1.2
0.50% to 0.99%	1,978	13	75	185	61	177	2,489	0.8
1.00% to 1.49%	1,694	747	217	—	—	274	2,932	1.0
1.50% to 1.99%	3,984	1,052	849	116	—	—	6,001	2.0
2.00% to 2.49%	2,436	2,759	448	2,309	1,638	163	9,753	3.3
2.49% to 2.99%	—	1,018	38	—	—	—	1,056	0.4
3.00% to 3.99%	14,083	1,606	786	—	—	—	16,475	5.6
4.00% to 4.99%	217,429	6,801	—	—	—	—	224,230	75.5
5.00% or Greater	28,729	4	—	—	—	—	28,733	9.7
Total	$271,816	$16,009	$4,121	$2,610	$1,699	$614	$296,869	100.0%
As of December 31, 2024 and 2023, the aggregate estimated amount of outstanding deposits in amounts uninsured by the FDIC, or that were not secured by the Bank through the pledging of securities, FHLB letters of credit or other means, was approximately $272.0 million and $314.7 million, respectively. The estimates are based on the same methodologies and assumptions used for the Bank's regulatory reporting requirements. Of the amount at December 31, 2024, an estimated $40.8 million are uninsured time deposits and the following table sets forth their maturity.

December 31,	2024
(Dollars in Thousands)

Three Months or Less	$13,190
Over Three Months to Six Months	16,932
Over Six Months to One Year	8,601
Over One Year	2,047
Total	$40,770
Borrowed Funds
•Short-term borrowings. There were no short-term borrowings at December 31, 2024 or December 31, 2023.
•Other borrowed funds. Other borrowed funds increased $40,000 to $34.72 million at December 31, 2024, compared to $34.68 million at December 31, 2023. Borrowings for each period consisted of $20.0 million of FHLB advances entered into during 2023 for a term of 24 months at 4.92%, the proceeds of which were utilized to match fund originations within the Bank’s commercial and industrial loan portfolio and $14.7 million related to the Company's unsecured subordinated debt obligation.
Stockholders’ Equity. Stockholders’ equity increased $7.5 million, or 5.4%, to $147.4 million at December 31, 2024, compared to $139.8 million at December 31, 2023.
•Key factors positively impacting stockholders’ equity included $12.6 million of net income for the current period, partially offset by the payment of $5.1 million in dividends since December 31, 2023 and a $488,000 change in accumulated other comprehensive loss.
•Book value per share was $28.71 at December 31, 2024 compared to $27.32 at December 31, 2023, an increase of $1.39. Tangible book value per share (Non-GAAP) increased $1.59, or 6.3%, to $26.82 at December 31, 2024 compared to $25.23 at December 31, 2023. Refer to “Explanation of Use of Non-GAAP Financial Measures” at the end of this section.

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023
Overview. 2024 and 2023 Annual Results were impacted by the following significant items:
•On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in a pre-tax gain of $24.6 million. During 2024, the Company recognized an additional gain of $138,000 following the final settlement of all liabilities and an earn-out payment of $708,000.
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
•Provision for credit losses totaled $570,000 for 2024 and was primarily due to growth in construction and land development loans, while the Bank recorded a recovery for credit losses of $502,000 for 2023 as the Bank recovered $750,000 related to the prior year $2.7 million charged-off commercial and industrial loan.
Net Interest Income. Net interest income increased $1.5 million, or 3.4%, to $46.1 million for the year ended December 31, 2024 compared to $44.6 million for the year ended December 31, 2023. Net interest margin (Non-GAAP) decreased 9 bps to 3.20% for the year ended December 31, 2024 compared to 3.29% the year ended December 31, 2023. Net interest margin (GAAP) decreased to 3.19% for the year ended December 31, 2024 compared to 3.28% for the year ended December 31, 2023.
Interest and dividend income increased $13.9 million, or 22.3%, to $76.1 million for the year ended December 31, 2024 compared to $62.2 million for the year ended December 31, 2023. This increase was largely due to a 69 basis point increase in the yield on interest-earning assets to 5.28% for the year ended December 31, 2024 compared to 4.59% for the year ended December 31, 2023, contributing an additional $11.0 million to interest income.
•Interest income on loans increased $4.7 million, or 8.7%, to $59.4 million for the year ended December 31, 2024 compared to $54.7 million for the year ended December 31, 2023. Average loans decreased $3.3 million while the loan yield increased 46 bps to 5.55% for the year ended December 31, 2024 compared to 5.09% for the year ended December 31, 2023.
•Interest income on taxable investment securities increased $7.5 million, or 187.1%, to $11.5 million for the year ended December 31, 2024 compared to $4.0 million for the year ended December 31, 2023. Average investment securities increased $60.1 million and there was a 236 bps increase in average yield.
•Interest from other interest-earning assets, which primarily consists of interest-earning cash, increased $1.8 million, or 54.9%, to $5.1 million for the year ended December 31, 2024 compared to $3.3 million for the year ended December 31, 2023. Average interest bearing deposits at other banks increased $34.8 million, primarily related to changes in deposits and loans, and there was a 1 bps increase in average yield due to an increase in Fed interest rates.
Interest expense increased $12.4 million, or 70.1%, to $30.1 million for the year ended December 31, 2024 compared to $17.7 million for the year ended December 31, 2023. This increase was largely due to an 86 basis point increase in the cost of interest-bearing liabilities to 2.24% for the year ended December 31, 2024 compared to 1.38% for the year ended December 31, 2023, adding an additional $9.9 million to interest expense.
•Interest expense on deposits increased $12.0 million, or 73.1%, to $28.4 million for the year ended December 31, 2024 compared to $16.4 million for the year ended December 31, 2023. Rising market interest rates led to the repricing of interest-bearing demand and money market deposits and a shift in deposits from noninterest-bearing and interest-bearing demand and savings deposits to money market and time deposits resulted in a 97 bps increase in average cost compared to the year ended December 31, 2023., adding $9.9 million to interest expense. Additionally, average interest-bearing deposits increased $106.6 million, adding $2.1 million to interest expense.
•Interest expense on other borrowed funds increased $415,000, or 34.4%, to $1.6 million for the year ended December 31, 2024 compared to $1.2 million for the year ended December 31, 2023 primarily due to an $8.4 million increase in average balances due to $20.0 million of FHLB long-term advances added during the second quarter of 2023.
Provision (Recovery) for Credit Losses. The provision for credit losses was $570,000 for the year ended December 31, 2024, compared to a $502,000 recovery for the year ended December 31, 2023. The provision for loan losses in 2024 was primarily due to growth in construction and land development loans. Net charge-offs for the year ended December 31, 2024 were $281,000 while net recoveries for the year ended December 31, 2023 were $557,000 primarily due to recoveries totaling $750,000 related to the prior year $2.7 million charged-off commercial and industrial loan.

Noninterest Income. The breakdown of noninterest income for the year ended December 31, 2024 compared to year ended December 31, 2023 is as follows:

	Year Ended
	December 31,
	2024	2023	Dollar Change	Percent Change
(Dollars in Thousands)

Service Fees	$1,680	$1,819	$(139)	(7.6)%
Insurance Commissions	6	5,839	(5,833)	(99.9)%
Other Commissions	251	521	(270)	(51.8)%
Net Gain on Sales of Loans	52	—	52	—%
Net Gain (Loss) on Securities	51	(10,199)	10,250	100.5%
Net Gain on Purchased Tax Credits	49	29	20	69.0%
Gain on Sale of Subsidiary	138	24,578	(24,440)	(99.4)%
Net Gain on Disposal of Premises and Equipment	274	11	263	2390.9%
Income from Bank-Owned Life Insurance	594	576	18	3.1%
Net Gain from Bank-Owned Life Insurance Claims	915	303	612	202.0%
Other Income	1,484	535	949	177.4%
Total Noninterest Income	$5,494	$24,012	$(18,518)	(77.1)%
Noninterest income decreased $18.5 million, or 77.1%, to $5.5 million for the year ended December 31, 2024, compared to $24.0 million for the year ended December 31, 2023.
•The Company recorded a $24.6 million pre-tax gain on the sale of EU assets during the year ended December 31, 2023. On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023. During 2024, the Company recognized an additional gain of $138,000 following the final settlement of all liabilities.
•Net gain on securities was $51,000 for the year ended December 31, 2024, compared to a loss of $10.2 million for the year ended December 31, 2023. During 2023, the Company sold $79.4 million in book value of its lower-yielding U.S government agency, mortgage-backed and municipal securities with an average yield of 1.89% and purchased $69.3 million of higher-yielding mortgage-backed and collateralized mortgage obligation securities with an average yield of 5.49%, resulting in a pre-tax loss of $10.1 million. The Company's equity securities, which are primarily comprised of bank stocks, reflected a gain in value of $51,000 for the current period compared to a loss of $110,000 in value in the prior period primarily from a change in market value of these securities.
•Insurance commissions decreased $5.8 million due to the sale of EU during the year ended December 31, 2023.
•Other income for the year ended December 31, 2024 includes a $708,000 earn-out payment related to EU.
•The Company recorded a $274,000 net gain on disposal of fixed assets in the current year related to the sale of one branch location, compared to a $11,000 gain in the prior year.

Noninterest Expense. The breakdown of noninterest expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 is as follows:

	Year Ended
	December 31,
	2024	2023	Dollar Change	Percent Change
(Dollars in Thousands)

Salaries and Employee Benefits	$18,821	$21,903	$(3,082)	(14.1)%
Occupancy	3,096	2,998	98	3.3%
Equipment	1,155	1,064	91	8.6%
Data Processing	3,308	3,014	294	9.8%
Federal Deposit Insurance Corporation Assessment	639	754	(115)	(15.3)%
Pennsylvania Shares Tax	1,161	889	272	30.6%
Contracted Services	1,623	1,166	457	39.2%
Legal and Professional Fees	985	1,182	(197)	(16.7)%
Advertising	484	426	58	13.6%
Other Real Estate Owned (Income)	50	(115)	165	(143.5)%
Amortization of Intangible Assets	958	1,766	(808)	(45.8)%
Other	3,369	3,735	(366)	(9.8)%
Total Noninterest Expense	$35,649	$38,782	$(3,133)	(8.1)%
Noninterest expense decreased $3.1 million, or 8.1%, to $35.6 million for the year ended December 31, 2024 compared to $38.8 million for the year ended December 31, 2023.
•Salaries and employee benefits decreased $3.1 million to $18.8 million for the year ended December 31, 2024 compared to $21.9 million for the year ended December 31, 2023. The decrease was primarily due to no expense related to EU for the year ended December 31, 2024, compared to $3.1 million for year ended December 31, 2023.
•Amortization of intangible assets decreased $808,000 to $958,000 for the year ended December 31, 2024 compared to $1.8 million for the year ended December 31, 2023 as a component of the Bank’s core deposit intangible was fully amortized in February 2024 and there was no expense related to EU recognized for the year ended December 31, 2024 compared to $174,000 of expense recognized for the year ended December 31, 2023.
•Other noninterest expense decreased $366,000 to $3.4 million for the year ended December 31, 2024 compared to $3.7 million for the year ended December 31, 2023. The decrease was primarily due to no expense related to EU for the year ended December 31, 2024, compared to $422,000 for year ended December 31, 2023
•Contracted services increased $457,000 to $1.6 million for the year ended December 31, 2024 compared to $1.2 million for the year ended December 31, 2023 due primarily to costs associated with cybersecurity support, website administration, equity compensation management and product consulting.
•Data processing expense increased $294,000 to $3.3 million for the year ended December 31, 2024 compared to $3.0 million for the year ended December 31, 2023. The increase was primarily related to costs related to the implementation of a new loan origination system and a financial dashboard program.
•Pennsylvania shares tax expense increased $272,000 to $1.2 million for the year ended December 31, 2024 compared to $889,000 for the year ended December 31, 2023 due to an increase in the Bank's taxable base resulting from the increase in equity from the sale of EU.
Income Tax Expense. Income tax expense decreased $5.0 million to $2.7 million for the year ended December 31, 2024, compared to $7.7 million for the year ended December 31, 2023 and is primarily attributed to the decrease in pre-tax income.

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

	2024			2023
Year Ended December 31,	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
(Dollars in Thousands)

Assets:
Interest-Earning Assets:
Loans, Net (1)	$1,073,601	$59,544	5.55%	$1,076,928	$54,763	5.09%
Securities
Taxable	268,604	11,533	4.29	208,472	4,017	1.93
Tax Exempt	—	—	—	5,821	199	3.42
Equity Securities	2,693	110	4.08	2,693	106	3.94
Interest-Earning Deposits at Other Banks	96,474	4,831	5.01	61,638	3,084	5.00
Other Interest-Earning Assets	3,142	274	8.72	3,027	211	6.97
Total Interest-Earning Assets	1,444,514	76,292	5.28	1,358,579	62,380	4.59
Noninterest-Earning Assets	57,986			48,448
Total Assets	$1,502,500			$1,407,027

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$326,073	$7,414	2.27%	$354,060	$6,741	1.90%
Money Market	215,864	6,706	3.11	199,962	4,554	2.28
Savings	180,647	202	0.11	220,146	202	0.09
Time Deposits	314,510	14,119	4.49	156,310	4,936	3.16
Total Interest-Bearing Deposits	1,037,094	28,441	2.74	930,478	16,433	1.77
Short-term Borrowings	—	—	—	931	32	3.44
Other Borrowed Funds	34,697	1,622	4.67	26,328	1,207	4.58
Total Interest-Bearing Liabilities	1,071,791	30,063	2.80	957,737	17,672	1.85
Noninterest-Bearing Demand Deposits	270,528			326,408
Total Funding and Cost of Funds	1,342,319		2.24	1,284,145		1.38
Other Liabilities	16,559			6,764
Total Liabilities	1,358,878			1,290,909
Stockholders' Equity	143,622			116,118
Total Liabilities and Stockholders' Equity	$1,502,500			$1,407,027

Net Interest Income (Non-GAAP) (2)		$46,229			$44,708
Net Interest Rate Spread (Non-GAAP) (2)(3)			2.48			2.74
Net Interest-Earning Assets (4)	$372,723			$400,842
Net Interest Margin (Non-GAAP) (2)(5)			3.20			3.29
Return on Average Assets			0.84			1.60
Return on Average Equity			8.77			19.42
Average Equity to Average Assets			9.56			8.25
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.78			141.85
(1)Net of the allowance for credit losses and includes nonaccrual loans with a zero yield
(2)Refer to Explanation of Use of Non-GAAP Financial Measures in this Report for the calculation of the measure and reconciliation to the most comparable GAAP measure.
(3)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest rate spread (GAAP) was 2.47% and 2.73% for the year ended December 31, 2024 and 2023, respectively.
(4)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by average total interest-earning assets. Net interest margin (GAAP) was 3.19% and 3.28% for the year ended December 31, 2024 and 2023, respectively.

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

	Year Ended December 31, 2024 Compared To Year Ended December 31, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in Thousands)

Interest and Dividend Income:
Loans, net	$(158)	$4,939	$4,781
Securities:
Taxable	1,448	6,068	7,516
Tax-Exempt	(100)	(99)	(199)
Equity Securities	—	4	4
Interest-Earning Deposits at Other Banks	1,741	6	1,747
Other Interest-Earning Assets	8	55	63
Total Interest-Earning Assets	2,939	10,973	13,912

Interest Expense:
Deposits	2,127	9,881	12,008
Short-Term Borrowings	(16)	(16)	(32)
Other Borrowed Funds	391	24	415
Total Interest-Bearing Liabilities	2,502	9,889	12,391
Change in Net Interest Income	$437	$1,084	$1,521
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

Nonaccrual Loans and Nonperforming Assets. The following table sets forth the amounts and categories of our nonperforming assets as of the dates indicated.

	December 31, 2024
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,388	$—	$—	$1,388
Commercial	188	—	—	188
Consumer	213	—	—	213
Total Nonaccrual Loans	$1,789	$—	$—	1,789

Other Real Estate Owned:
Residential				—
Total Other Real Estate Owned				—

Total Nonperforming Assets				$1,789

	December 31, 2023
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,476	$—	$—	$1,476
Commercial	360	—	—	360
Commercial and Industrial	316	—	—	316
Consumer	88	—	—	88
Total Nonaccrual Loans	$2,240	$—	$—	2,240

Other Real Estate Owned:
Residential				162
Total Other Real Estate Owned				162

Total Nonperforming Assets				$2,402
At December 31, 2024 and December 31, 2023, we had no loans 90 days or more past due that were still accruing interest. At December 31, 2024 and December 31, 2023, we had no loans that were not classified as nonaccrual or 90 days past due where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual or 90 days past due.
Nonperforming assets decreased $613,000 to $1.8 million at December 31, 2024, compared to $2.4 million at December 31, 2023. Nonperforming loans decreased $451,000 to $1.8 million at December 31, 2024 compared to $2.2 million at December 31, 2023. The respective decreases are primarily attributable to the sale of a $162,000 other real estate owned residential property in the current year, the payoff of a commercial non-owner occupied purchased participation loan for $358,000 and a $316,000 commercial and industrial loan that was placed back on accrual status based on consistent timely loan payments. This was partially offset by a $175,000 commercial non-owner occupied loan moved to nonaccrual status during the year and increases of $72,000 in nonaccrual personal consumer loans and $52,000 in nonaccrual indirect loans in the current year.

The following table presents the components of the ratio of nonaccrual loans to total loans at the dates indicated.

	2024			2023
December 31,	Nonaccrual Loans	Total Loans	Nonaccrual Loans to Total Loans	Nonaccrual Loans	Total Loans	Nonaccrual Loans to Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$1,388	$337,990	0.41%	$1,476	$347,808	0.42%
Commercial	188	485,513	0.04	360	467,154	0.08
Construction	—	54,705	—	—	43,116	—
Commercial and Industrial	—	112,047	—	316	111,278	0.28
Consumer	213	70,508	0.30	88	111,643	0.08
Other	—	31,863	—	—	29,397	—
Total	$1,789	$1,092,626	0.16%	$2,240	$1,110,396	0.20%
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
The Company uses an nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first five categories are not considered criticized and are aggregated as one to four “pass” and five "pass-watch" rated. The Company moved to the nine-point internal risk rating system in the current year, which aligned the Company with risk rating systems that are common to community banking peers. The criticized rating categories used by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are below average quality, resulting in an undue credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as loss are considered uncollectible and of such little value that continuance as an asset is not warranted.
As part of the periodic exams of the Bank by the FDIC and the Pennsylvania Department of Banking and Securities, the staff of such agencies reviews our classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. The following table shows the principal amount of special mention and classified loans at December 31, 2024 and 2023.

December 31,	2024	2023
(Dollars in Thousands)

Special Mention	$33,543	$54,978
Substandard	6,854	14,457
Doubtful	—	—
Loss	—	—
Total	$40,397	$69,435
The total amount of special mention and classified loans decreased $29.0 million, or 41.8%, to $40.4 million at December 31, 2024, compared to $69.4 million at December 31, 2023. The decrease of $21.4 million in the special mention loan category is primarily due to loan risk rating upgrades due to the receipt of borrowers' current financial information. The decrease of $7.6 million in the substandard category is primarily due to a substantial principal reduction in loans for one commercial borrower previously secured by a pledge of revenues and commercial real estate with the remaining principal balance being refinanced into loans fully secured with commercial real estate.
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

Year Ended December 31,	2024	2023
(Dollars in Thousands)

Balance at Beginning of Year	$9,707	$12,819
Impact of ASC 326 - Loans	—	(3,385)
Provision (Recovery) for Loan Losses	379	(284)
Charge-offs:
Real Estate:
Residential	(28)	(219)
Commercial and Industrial	(12)	—
Consumer	(485)	(370)
Total Charge-offs	(652)	(589)

Recoveries:
Real estate:
Residential	14	43
Commercial	—	32
Commercial and Industrial	175	876
Consumer	182	195
Total Recoveries	371	1,146
Net (Charge-offs) Recoveries	(281)	557
Balance at End of Year	$9,805	$9,707

Allowance for Credit Losses to Total Loans	0.90%	0.87%
Allowance for Credit Losses to Nonaccrual Loans	548.07	433.35
Allowance for Credit Losses to Nonperforming Loans	548.07	433.35
Net (Recoveries) Charge-offs to Average Loans	0.03	(0.05)
The allowance for credit losses increased $98,000, or 1.0%, to $9.8 million at December 31, 2024, compared to $9.7 million at December 31, 2023. Allowance for credit losses to total loans increased 3 basis points to 0.90% at December 31, 2024 compared to 0.87% at December 31, 2023. The increase in the allowance for credit losses was primarily due to specific reserves for individually analyzed loans of $331,000 for a commercial and industrial loan relationship and two CRE non-owner occupied loans of $68,000 at December 31, 2024. This was mainly offset by a recovery in the allowance for credit losses of $301,000 due to a decrease in historical loss rates, partially offset by an increase in qualitative factors related to growth in the loan portfolio. This compared to $284,000 in recovery for credit losses for the year ended December 31, 2023 due to a $2.7 million charge-off of one loan in the commercial and industrial pool.
The ratio of allowance for credit losses to nonaccrual loans ratio increased to 548.07% at December 31, 2024, compared to 433.35% at December 31, 2023. Nonaccrual loans decreased $451,000 to $1.8 million at December 31, 2024 compared to $2.2 million at December 31, 2023. Nonaccrual commercial real estate loans decreased $172,000 to $188,000 at December 31, 2024 compared to $360,000 at December 31, 2023 primarily related to the payoff of a commercial non-owner occupied purchased participation loan for $358,000 and a $316,000 commercial and industrial loan that was placed back on accrual status based on consistent timely loan payments. This was partially offset by a $175,000 commercial non-owner occupied loan moved to nonaccrual status during the year and increases of $72,000 in nonaccrual personal consumer loans and $52,000 in nonaccrual indirect loans in the current year.
Net charge-offs for the year ended December 31, 2024 were $281,000 primarily due to charge-offs of $357,000 for consumer indirect, $127,000 for CRE non-owner occupied and $114,000 for consumer revolving lines of credit. This was partially offset by recoveries of $175,000 for commercial and industrial and $133,000 for consumer indirect loans. Net recoveries for the year ended December 31, 2023 were $557,000 primarily due to recoveries totaling $750,000 related to the prior year $2.7 million charged-off commercial and industrial loan. The following table presents the ratio of net charge-offs (recoveries) as a percent of average loans for the periods indicated.

Year Ended December 31,	2024	2023

Real Estate:
Residential	—%	0.05%
Commercial	0.03	(0.01)
Construction	—	—
Commercial and Industrial	(0.15)	(0.89)
Consumer	0.35	0.14
Other	—	—
Total Loans	0.03%	(0.05)%
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

	2024		2023
December 31,	Amount	Percent of Total Loans	Amount	Percent of Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$2,926	30.9%	$3,129	31.3%
Commercial	3,103	44.4	2,630	42.1
Construction	1,264	5.0	639	3.9
Commercial and Industrial	1,584	10.3	1,693	10.0
Consumer	687	6.5	1,367	10.1
Other	241	2.9	249	2.6
Total Allocated Allowance	9,805	100.0	9,707	100.0
Unallocated	—	—	—	—
Total Allowance for Credit Losses	$9,805	100.0%	$9,707	100.0%
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

Year Ended December 31,	2024	2023
(Dollars in Thousands)

Interest Income per Consolidated Statements of Income (GAAP)	$76,131	$62,225
Adjustment to FTE Basis	161	155
Interest Income (Non-GAAP)	76,292	62,380
Interest Expense per Consolidated Statements of Income (GAAP)	30,063	17,672
Net Interest Income (Non-GAAP)	$46,229	$44,708
Net Interest Income (GAAP)	$46,068	$44,553

Divided by : Average Interest-Earning Assets	$1,444,514	$1,358,579

Net Interest Margin (GAAP)	3.19%	3.28%
Adjustment to FTE Basis	0.01	0.01
Net Interest Margin (Non-GAAP)	3.20%	3.29%

Net Interest Rate Spread (GAAP)	2.47%	2.73%
Adjustment to FTE Basis	0.01	0.01
Net Interest Rate Spread (Non-GAAP)	2.48%	2.74%
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

December 31,	2024	2023
(Dollars in Thousands, Except Share and Per Share Data)

Stockholders' Equity (GAAP) (Numerator)	$147,378	$139,834
Goodwill and Other Intangible Assets, Net	(9,732)	(10,690)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$137,646	$129,144

Common Shares Outstanding (Denominator)	5,132,654	5,118,713

Book Value per Common Share (GAAP)	$28.71	$27.32
Tangible Book Value per Common Share (Non-GAAP)	$26.82	$25.23
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
The Bank regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Bank believes that it had sufficient liquidity at December 31, 2024, to satisfy its short- and long-term liquidity needs at that date.
The Bank’s most liquid assets are cash and due from banks, which totaled $49.6 million at December 31, 2024. Unpledged securities, which provide an additional source of liquidity, totaled $86.0 million. In addition, the Bank maintains a credit arrangement with the FHLB with a maximum borrowing limit of approximately $489.5 million and available borrowing capacity of $467.6 million as of December 31, 2024. At December 31, 2024, there were no standby letters of credit utilized to collateralize public deposits in excess of the level insured by the FDIC. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on $695.5 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. The Bank also maintains a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $84.0 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by $108.3 million of commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of December 31, 2024.
At December 31, 2024, the Bank had funding commitments totaling $167.6 million, consisting primarily of commitments to originate loans, unused lines of credit and letters of credit.
At December 31, 2024, certificates of deposit due within one year of that date totaled $271.8 million, or 91.6% of total certificates of deposit. While liquidity levels at December 31, 2024 are currently sufficient, if these certificates of deposit do not remain with the Bank, the Bank may be required to seek other sources of funds. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Bank believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Bank can attract and retain deposits by adjusting the interest rates offered.
The Bank’s primary investing activities are the origination of loans. For the year ended December 31, 2024 the Bank had net loan originations of $17.6 million.
The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to stockholders, to pay principal and interest on its subordinated debt and for other corporate purposes. At December 31, 2024, the Company (on an unconsolidated basis) had liquid assets of $16.2 million.
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
The following tables present certain of our contractual obligations at December 31, 2024.

Payment Due by Period	Total	Less Than Or Equal to One Year	More Than One to Three Years	More Than Three to Five Years	More Than Five Years
(Dollars in Thousands)

Certificates of deposit	$296,869	$271,816	$20,130	$4,309	$614
Other Borrowed Funds	34,718	20,000	—	—	14,718
Operating Lease Obligations	3,761	481	809	664	1,807
Total	$335,348	$292,297	$20,939	$4,973	$17,139
Capital Resources
At December 31, 2024 and 2023, respectively, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action.

The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at the dates indicated.

	2024		2023
December 31,	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$152,238	14.78%	$143,654	13.64%
For Capital Adequacy Purposes	46,366	4.50	47,385	4.50
To Be Well Capitalized	66,973	6.50	68,445	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	152,238	14.78	143,654	13.64
For Capital Adequacy Purposes	61,821	6.00	63,180	6.00
To Be Well Capitalized	82,428	8.00	84,240	8.00

Total Capital (to Risk-Weighted Assets)
Actual	162,733	15.79	153,861	14.61
For Capital Adequacy Purposes	82,428	8.00	84,240	8.00
To Be Well Capitalized	103,035	10.00	105,300	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	152,238	9.98	143,654	10.19
For Capital Adequacy Purposes	60,996	4.00	56,385	4.00
To Be Well Capitalized	76,245	5.00	70,481	5.00
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
The table below sets forth, as of December 31, 2024, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Income at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in Thousands)

+400	$177,918	$(32,439)	(15.4)%	13.68%	(116)	$52,315	$2,642	5.3%
+300	185,040	(25,317)	(12.0)	13.95	(89)	51,612	1,939	3.9
+200	193,734	(16,623)	(7.9)	14.29	(55)	50,982	1,309	2.6
+100	202,287	(8,070)	(3.8)	14.59	(25)	50,359	686	1.4
Flat	210,357	—	—	14.84	—	49,673	—	—
-100	217,671	7,314	3.5	15.01	17	48,947	(726)	(1.5)
-200	221,798	11,441	5.4	14.97	13	48,113	(1,560)	(3.1)
-300	222,781	12,424	5.9	14.74	(10)	46,866	(2,807)	(5.7)
-400	217,379	7,022	3.3	14.13	(71)	45,788	(3,885)	(7.8)
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are included in Part IV, Item 15 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024, based on that framework.
(c)Changes to Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as such term is defined in Item 408 of SEC Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference in the Proxy Statement for the 2025 Annual Meeting.
The Company has adopted a policy regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company's securities by its directors, officers and employees and by the Company itself. A copy of the policy is filed as an exhibit to the Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference in the Proxy Statement for the 2025 Annual Meeting.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference in the Proxy Statement for the 2025 Annual Meeting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference in the Proxy Statement for the 2025 Annual Meeting.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm for 2024 is FORVIS, LLP, Pittsburgh, Pennsylvania, Auditor Firm ID 686.
Information required by this item is incorporated by reference in the Proxy Statement for the 2025 Annual Meeting.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
The financial statements filed as a part of this Form 10-K are:
	(A)	Report of Independent Registered Public Accounting Firm;
	(B)	Consolidated Statements of Financial Condition at December 31, 2024 and 2023;
	(C)	Consolidated Statements of Income for the Years Ended December 31, 2024 and 2023;
	(D)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023;
	(E)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024 and 2023;
	(F)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023; and
	(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(a)(3)	Exhibits
	3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)
	3.2	Bylaws of CB Financial Services, Inc. (2)
	4.1	Form of Stock Certificate of CB Financial Services, Inc. (1)
	4.2	Description of Registrant's Securities (3)
	10.1	Employment Agreement by and between Community Bank and John H. Montgomery (4)
	10.2	Executive Consultant Agreement by and between Community Bank and Ralph Burchianti (5)
	10.3	Separation and Release Agreement by and between Community Bank and Jamie L. Prah (6)
	10.8	Split Dollar Life Insurance Agreement by and between Community Bank and John H. Montgomery, dated November 2, 2020 (7)
	10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)
	10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002, by and between First Federal Savings Bank and Richard B. Boyer (8)
	10.11	Amendment dated as of July 19, 2002, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (9)
	10.12	Amendment dated as of September 13, 2005, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (10)
	10.14	CB Financial Services, Inc., 2015 Equity Incentive Plan (11)
	10.15	CB Financial Services, Inc., 2021 Equity Incentive Plan (12)
	10.16	CB Financial Services, Inc., 2024 Equity Incentive Plan (16)
	10.17	Subordinated Note Purchase Agreement (13)
	10.18	Employment Agreement by and between Community Bank and Jennifer L. George (14)
	10.19	Asset Purchase Agreement among World Insurance Associates, LLC, Exchange Underwriters, Inc. and Community Bank (15)
	21	Subsidiaries
	23.1	Consent of Forvis Mazars, LLP
	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97	CB Financial Services, Inc., Clawback Policy

53

101.0
The following materials for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.

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
(3)    Incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2020, filed on March 17, 2021.
(4)    Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 14, 2020.
(5)    Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K , filed on February 21, 2023.
(6)    Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2025.
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
(12)    Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2021.
(13)    Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 10, 2021.
(14) Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 2022, filed on March 10, 2023.
(15) Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed on December 1, 2023.
(16) Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 5, 2024.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.

Date: March 19, 2025	By:	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John H. Montgomery	By:	/s/ Amanda L. Engles
	John H. Montgomery		Amanda L. Engles
	President and Chief Executive Officer and		Senior Vice President and Chief Financial Officer
	Director		(Principal Financial Officer)
	Date: March 19, 2025		Date: March 19, 2025

By:	/s/ Mark E. Fox	By:	/s/ Charles R. Guthrie
	Mark E. Fox		Charles R. Guthrie, CPA
	Director (Chairman of the Board)		Director (Vice Chairman of the Board)
	Date: March 19, 2025		Date: March 19, 2025

By:	/s/ Jonathan A. Bedway	By:	/s/ Ralph Burchianti
	Jonathan A. Bedway		Ralph Burchianti
	Director		Executive Consultant and Director
	Date: March 19, 2025		Date: March 19, 2025

By:	/s/ John J. LaCarte	By:	/s/ Roberta Robinson Olejasz
	John J. LaCarte		Roberta Robinson Olejasz
	Director		Director
	Date: March 19, 2025		Date: March 19, 2025

By:	/s/ David F. Pollock	By:	/s/ John M. Swiatek
	David F. Pollock		John M. Swiatek
	Director		Director
	Date: March 19, 2025		Date: March 19, 2025

CONSOLIDATED FINANCIAL STATEMENTS
Contents

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
CB Financials Services, Inc.
Carmichaels, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of CB Financial Services, Inc. (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 and Note 4 to the consolidated financial statements, in 2023, the Company changed its method of accounting for credit losses on financial instruments due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

As described in Notes 1 and 4 to the consolidated financial statements and referred to in the change in accounting principle explanatory paragraph above, the Company adopted ASC 326 as of January 1, 2023, which among other things, required the Company to recognize expected credit losses over the contractual lives of financial assets carried at amortized costs, including loans receivables, utilizing the Current Expected Credit Losses (“CECL”) methodology. As of December 31, 2024, the allowance for credit losses (ACL) balance was $9,805,000. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. The Company utilized a discounted cash-flow model derived from historical data to construct a loss rate for each identified loan segment. Due to the Company's loss history not being sufficient and relevant enough to predict future losses, the Company also utilized peer data from a peer group. The loss rates are then adjusted, for reasonable and supportable forecasts of relevant economic indicators as well as other environmental factors based on the risks present for each portfolio segment. The environmental factors (“qualitative adjustments”) include consideration of economic conditions and portfolio trends.

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

We have served as the Company’s auditor since 2021.

Forvis Mazars, LLP

Pittsburgh, Pennsylvania
March 19, 2025

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2024	2023
(Dollars in Thousands, Except Per Share and Share Data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$39,332	$62,442
Noninterest-Earning	10,240	5,781
Total Cash and Due From Banks	49,572	68,223

Securities:
Available-for-Sale Debt Securities, at Fair Value	259,514	204,507
Equity Securities, at Fair Value	2,639	2,588
Total Securities	262,153	207,095

Loans Held for Sale	900	—
Loans (Net of Allowance for Credit Losses of $9,805 and $9,707 at December 31, 2024 and 2023, Respectively)	1,082,821	1,100,689
Premises and Equipment, Net	20,708	19,704
Bank-Owned Life Insurance	24,209	25,378
Goodwill	9,732	9,732
Intangible Assets, Net	—	958
Accrued Interest Receivable and Other Assets	31,469	24,312
TOTAL ASSETS	$1,481,564	$1,456,091

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$267,896	$277,747
Interest-Bearing Demand Accounts	316,764	362,994
Money Market Accounts	231,458	201,074
Savings Accounts	170,530	194,703
Time Deposits	296,869	230,641
Total Deposits	1,283,517	1,267,159

Other Borrowed Funds	34,718	34,678
Accrued Interest Payable and Other Liabilities	15,951	14,420
TOTAL LIABILITIES	1,334,186	1,316,257

STOCKHOLDERS' EQUITY
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,787,744 and 5,759,378 Shares Issued and 5,132,654 and 5,118,713 Shares Outstanding, Respectively	2,412	2,400
Capital Surplus	86,373	85,334
Retained Earnings	90,856	83,392
Treasury Stock, at Cost (655,090 and 640,665 Shares, Respectively)	(15,028)	(14,545)
Accumulated Other Comprehensive Loss	(17,235)	(16,747)
TOTAL STOCKHOLDERS' EQUITY	147,378	139,834
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,481,564	$1,456,091
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2024	2023
(Dollars in Thousands, Except Per Share and Share Data)

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$59,383	$54,650
Securities:
Taxable	11,533	4,017
Tax-Exempt	—	157
Dividends	110	106
Other Interest and Dividend Income	5,105	3,295
TOTAL INTEREST AND DIVIDEND INCOME	76,131	62,225

INTEREST EXPENSE
Deposits	28,441	16,433
Short-Term Borrowings	—	32
Other Borrowings	1,622	1,207
TOTAL INTEREST EXPENSE	30,063	17,672

NET INTEREST AND DIVIDEND INCOME	46,068	44,553
Provision (Recovery) For Credit Losses - Loans	379	(284)
Provision (Recovery) For Credit Losses - Unfunded Commitments	191	(218)
NET INTEREST AND DIVIDEND INCOME AFTER NET PROVISION (RECOVERY) FOR CREDIT LOSSES	45,498	45,055

NONINTEREST INCOME
Service Fees	1,680	1,819
Insurance Commissions	6	5,839
Other Commissions	251	521
Net Gain on Sales of Loans	52	—
Net Gain (Loss) on Securities	51	(10,199)
Net Gain on Purchased Tax Credits	49	29
Gain on Sale of Subsidiary	138	24,578
Net Gain on Disposal of Premises and Equipment	274	11
Income from Bank-Owned Life Insurance	594	576
Net Gain on Bank-Owned Life Insurance Claims	915	303
Other Income	1,484	535
TOTAL NONINTEREST INCOME	5,494	24,012

NONINTEREST EXPENSE
Salaries and Employee Benefits	18,821	21,903
Occupancy	3,096	2,998
Equipment	1,155	1,064
Data Processing	3,308	3,014
Federal Deposit Insurance Corporation Assessment	639	754
Pennsylvania Shares Tax	1,161	889
Contracted Services	1,623	1,166
Legal and Professional Fees	985	1,182
Advertising	484	426
Other Real Estate Owned (Income)	50	(115)
Amortization of Intangible Assets	958	1,766
Other Expense	3,369	3,735
TOTAL NONINTEREST EXPENSE	35,649	38,782

INCOME BEFORE INCOME TAX EXPENSE	15,343	30,285
Income Tax Expense	2,749	7,735
NET INCOME	$12,594	$22,550

EARNINGS PER SHARE
Basic	$2.45	$4.41
Diluted	2.38	4.40

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,134,092	5,113,978
Diluted	5,302,522	5,122,916
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2024	2023
(Dollars in Thousands)

Net Income	$12,594	$22,550

Other Comprehensive (Loss) Income:
Change in Unrealized (Loss) Gain on Available-for-Sale Debt Securities	(555)	2,012
Income Tax Effect	67	(433)

Reclassification Adjustment for Loss on Sale of Debt Securities Included in Net Income (1)	—	10,089
Income Tax Effect (2)	—	(2,174)
Other Comprehensive (Loss) Income, Net of Income Tax Effect	(488)	9,494
Total Comprehensive Income	$12,106	$32,044
(1)Reported in Net Gain (Loss) on Securities on the Consolidated Statements of Income.
(2)Reported in Income Tax Expense on the Consolidated Statements of Income.
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Dollars in Thousands, Except Per Share and Share Data)

December 31, 2022	5,708,433	$2,379	$83,953	$63,861	$(13,797)	$(26,241)	$110,155
Adoption of Accounting Standard ASU 2016-13	—	—	—	2,092	—	—	2,092
Balance at January 1, 2023, adjusted	5,708,433	$2,379	$83,953	$65,953	$(13,797)	$(26,241)	$112,247
Net Income	—	—	—	22,550	—	—	22,550
Other Comprehensive Income	—	—	—	—	—	9,494	9,494
Restricted Stock Awards Forfeited	(780)	(1)	51	—	(50)	—	—
Restricted Stock Awards Granted	40,225	17	(17)	—	—	—	—
Stock-Based Compensation Expense	—	—	1,125	—	—	—	1,125
Exercise of Stock Options	11,500	5	222	—	145	—	372
Treasury Stock Purchased, at Cost (30,478 shares)	—	—	—	—	(843)	—	(843)
Dividends Declared ($1.00 per share)	—	—	—	(5,111)	—	—	(5,111)
December 31, 2023	5,759,378	$2,400	$85,334	$83,392	$(14,545)	$(16,747)	$139,834
Net Income	—	—	—	12,594	—	—	12,594
Other Comprehensive Loss	—	—	—	—	—	(488)	(488)
Restricted Stock Awards Forfeited	(6,450)	(3)	21	—	(18)	—	—
Restricted Stock Awards Granted	25,410	11	(11)	—	—	—	—
Stock-Based Compensation Expense	—	—	812	—	—	—	812
Exercise of Stock Options	9,406	4	217	—	500	—	721
Treasury Stock Purchased, at Cost (35,719 shares)	—	—	—	—	(965)	—	(965)
Dividends Declared ($1.00 per share)	—	—	—	(5,130)	—	—	(5,130)
December 31, 2024	5,787,744	$2,412	$86,373	$90,856	$(15,028)	$(17,235)	$147,378
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2024	2023
(Dollars in Thousands)

OPERATING ACTIVITIES
Net Income	$12,594	$22,550
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Net Amortization on Securities	(694)	30
Depreciation and Amortization	2,425	2,737
Provision (Recovery) for Credit Losses - Loans	379	(284)
Provision (Recovery)\ for Credit Losses - Unfunded Commitments	191	(218)
(Gain) Loss on Securities	(51)	10,199
Gain on Sale of Subsidiary	(138)	(24,578)
Gain on Purchased Tax Credits	(49)	(29)
Income from Bank-Owned Life Insurance	(594)	(576)
Gain on BOLI Death Benefit Claims	(915)	—
Proceeds From Mortgage Loans Sold	4,980	2,365
Originations of Mortgage Loans for Sale	(5,828)	(2,365)
Gain on Sales of Loans	(52)	—
Loss (Gain) on Sales of Other Real Estate Owned	54	(13)
Noncash Expense for Stock-Based Compensation	812	1,125
Increase in Accrued Interest Receivable	(500)	(1,103)
Valuation Adjustment on Real Estate Owned	—	119
Gain on Disposal of Premises and Equipment	(274)	(11)
Increase in Deferred Income Tax	191	382
(Decrease) Increase in Taxes Payable	(3,903)	3,985
Decrease in Accrued Interest Payable	682	1,459
Other, Net	(2,560)	(1,538)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,750	14,236

INVESTING ACTIVITIES
Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	15,356	15,759
Purchases of Securities	(70,224)	(100,209)
Proceeds from Sales of Securities	—	69,285
Net Decrease (Increase) in Loans	17,583	(63,517)
Purchase of Premises and Equipment	(3,315)	(3,293)
Proceeds from Disposal of Premises and Equipment	988	47
Proceeds from Sale of Subsidiary	—	26,924
Proceeds From a Claim on Bank-Owned Life Insurance	2,678	731
Proceeds From Sales of Other Real Estate Owned	258	142
Decrease (Increase) in Restricted Equity Securities	291	(596)
NET CASH USED IN INVESTING ACTIVITIES	(36,385)	(54,727)

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	16,358	(1,344)
Decrease in Short-Term Borrowings	—	(8,060)
Proceeds from Other Borrowed Funds	—	20,000
Cash Dividends Paid	(5,130)	(5,111)
Treasury Stock, Purchases at Cost	(965)	(843)
Exercise of Stock Options	721	372
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,984	5,014
DECREASE IN CASH AND DUE FROM BANKS	(18,651)	(35,477)
CASH AND DUE FROM BANKS AT BEGINNING OF THE YEAR	68,223	103,700
CASH AND DUE FROM BANKS AT END OF THE YEAR	$49,572	$68,223

The accompanying notes are an integral part of these consolidated financial statements

Year Ended December 31,	2024	2023
(Dollars in Thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for:
Interest on Deposits and Borrowings (Including Interest Credited to Deposit Accounts of $27,759 and $15,048, Respectively)	$29,381	$16,213
Income Taxes	6,340	2,885

SUPPLEMENTAL NONCASH DISCLOSURE:
Real Estate Acquired in Settlement of Loans	$150	$410
Right of Use ("ROU") Asset Recognized	1,419	—
Unfunded Commitment in Low Income Housing Tax Credit	4,995	—
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
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest income on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest and dividend income on securities, insurance commissions, and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. The Bank operates from nine offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania and three offices in Marshall and Ohio Counties in West Virginia.
On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in an initial pre-tax gain of $24.6 million. This transaction did not meet the criteria for discontinued operations reporting. During 2024, the Company recognized an additional gain of $138,000 following the final settlement of all liabilities and an earn-out payment of $708,000.
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2024 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that at December 31, 2024, the Company had one reportable segment, community banking services. Prior to 2024, the Company had two reportable segments, consisting of community banking services and insurance brokerage services. Prior to 2024, segment reporting information related to EU (Insurance Brokerage Services segment) was required to be presented because the segment had adopted a board of directors that conducted board meetings independent from the Company. In addition, the segment comprised a significant amount to total noninterest income, even though the segment's revenue was less than 10% of the combined revenues of all operating segments, the segment's profit was less than 10% of the reported profit of all operating segments and the segment's assets were less than 10% of the combined assets of the Company. Following the sale of EU on December 8, 2023, the Company determined that the insurance brokerage services segment was no longer reportable. See Note 21 – Segment Reporting and Related Information for more information.
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
Generally, the Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. However, as announced on March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020, in light of the shift to an ample reserves regime. This action eliminates the need to maintain balances in accounts at the Federal Reserve Bank to satisfy reserve

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
requirements, thereby freeing up liquidity in the banking system to support lending. Therefore, at December 31, 2024, and 2023, there were no reserve requirements with the Federal Reserve Bank.
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
Common stock of the Federal Home Loan Bank (“FHLB”) and of Atlantic Community Bankers’ Bank (“ACBB”) represent ownership in organizations that are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in ASC Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Included in accrued interest receivable and other assets are FHLB stock of $3.0 million and $3.3 million at December 31, 2024 and 2023, respectively, and ACBB stock of $85,000 at December 31, 2024 and 2023.
The Company periodically evaluates its FHLB restricted stock for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at December 31, 2024, and, therefore, determined that FHLB stock was not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.
Loans Receivables
The Company grants commercial, residential, and other consumer loans to customers at its branch locations throughout southwestern Pennsylvania in Greene, Washington, Allegheny, Fayette and Westmoreland Counties and in the panhandle of West Virginia in Marshall and Ohio Counties. Although the Company had a diversified loan portfolio at December 31, 2024 and 2023, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties within the tri-state region footprint.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Real Estate Owned
Real estate owned acquired in settlement of foreclosed loans is carried as a component of Other Assets at the lower of cost or fair value, less estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against noninterest expense. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. The Company had no real estate owned at December 31, 2024 and $162,000 at December 31, 2023.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Deemed to have an indefinite life and not subject to amortization, goodwill is instead tested for impairment at the reporting unit level at least annually on October 31 or more frequently if triggering events occur or impairment indicators exist. The Company operates two segments – Community Banking segment and Insurance Brokerage Services segment. The Company has assigned 100% of the goodwill to the Community Banking reporting unit.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company did not record any goodwill impairment for the years ended December 31, 2024 and 2023.
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles acquired in mergers, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing at last annually. The amortization expense represents the estimated decline in value of the underlying asset. Core deposit intangibles are primarily amortized over 6.5 to 9.3 years on the straight-line method. Customer renewal lists are amortized over their estimated useful lives of 9.5 years. We monitor other intangibles for impairment and evaluate carrying amounts, as necessary. Estimates and assumptions are used in determining the fair value of other intangible assets. There were no events or changes in circumstances indicating impairment of other intangible assets at December 31, 2024 and 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
diluted earnings per share differs in that the denominator is adjusted for the dilutive effects of any options and convertible securities. Treasury shares are not deemed outstanding for earnings per share calculations.
Stock-Based Compensation
In 2024, the Company's stockholders approved the 2024 Equity Incentive Plan (the “2024 Plan”). The purpose of the 2024 Plan is to provide officers, employees and directors of the Company and the Bank with additional incentives to promote the growth and performance of the Company and to further align their interests with those of the Company’s stockholders through the ownership of additional common stock of the Company. In addition, the 2024 Plan provides the Company with flexibility to continue to attract and retain highly qualified officers and directors by offering a competitive compensation program that is linked to the performance of the Company's common stock. The effective date of the 2024 Plan was May 15, 2024, which was the date the 2024 Plan satisfied the applicable stockholder approval requirement. The 2024 Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the 2024 Plan on or after the day immediately prior to the ten-year anniversary of the effective date of the 2024 Plan.
Awards may be granted under the 2024 Plan as restricted stock awards or restricted stock units. The maximum number of shares of Company common stock that may be delivered to participants under the 2024 Plan is equal to 287,500 shares of Company common stock (the “Share Limit”). If any award granted under the 2024 Plan is forfeited or canceled without being settled, shares of Company common stock subject to such award will be made available for future grant under the 2024 Plan. If any shares are withheld in payment for purposes of satisfying tax withholding obligations with respect to an award, those shares do not become available for re-issuance under the 2024 Plan.
In 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The effective date of the 2021 Plan was May 19, 2021, which was the date the 2021 Plan satisfied the applicable stockholder approval requirement. The 2021 Plan will remain in effect as long as any awards under it are outstanding, but as a result of the approval of the 2024 Plan, no more awards can be granted under the 2021 Plan.
Awards could be granted under the 2021 Plan as incentive and non-statutory stock options, restricted stock awards, restricted stock units or any combination thereof. The maximum number of shares of Company common stock that could be delivered to participants under the 2021 Plan was equal to 500,000 shares of Company common stock (the “Share Limit”). Shares of Company common stock subject to the Share Limit could be issued pursuant to grants of stock options, restricted stock awards or restricted stock units, provided, however that the Share Limit was reduced, on a one-for-one basis, for each share of common stock subject to a stock option grant, and on a two and one-half-for-one basis for each share of common stock issued pursuant to restricted stock awards or restricted stock unit awards. If any award granted under the 2021 Plan expired, terminated, was canceled or was forfeited without being settled or exercised or was settled without the issuance of shares of common stock, shares of Company common stock subject to such award was made available for future grant under the 2021 Plan. If any shares were surrendered or tendered to pay the exercise price of a stock option, such shares were not again be available for grant under the 2021 Plan. In addition, shares of common stock withheld in payment for purposes of satisfying tax withholding obligations with respect to an award did not become available for re-issuance under the 2021 Plan. Employees and directors of the Company or its subsidiaries were eligible to receive awards under the 2021 Equity Incentive Plan, except that non-employees could not be granted incentive stock options.
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
Recent Accounting Standards
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 that extended the period of time preparers could utilize the reference rate reform relief guidance. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. This ASU provided temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provided optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The elective guidance in the ASU applies to modifications of contract terms that will directly replace, or have the potential to replace, an affected rate with another interest rate index, as well as certain contemporaneous modifications of other contract terms related to the replacement of an affected rate. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The optional expedient allowed companies to account for the modification as if it was not substantial (i.e., do not treat as an extinguishment of debt). To ensure the relief in Topic 848 covered the period of time during which a significant number of modifications may have taken place, ASU 2022-06 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities would no longer be permitted to apply the relief in Topic 848. For all entities, the amendments in ASU 2022-06 were effective upon issuance. As of December 31, 2024, the Company did not have any instruments tied to the LIBOR reference rate. The adoption of this guidance did not have a material effect on the Company's consolidated statements of financial statements and results of operations.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances disclosures about significant segment expenses. The amendments (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of profit or loss, (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition, (3) require that a public entity provide all annual disclosures about a reportable segment's profit or loss currently required by GAAP in interim period as well, (4) clarify that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit, (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024. The adoption of the ASU for the annual period of 2024 did not have a material effect on the Company's consolidated statements of financial statements and results of operations. Refer to Note 21 - Segment Reporting and Related Information for disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU requires all entities to disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. The ASU also requires that all entities disclose (1) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign. This ASU is effective for public entities for annual period beginning after December 15, 2024. The Company does not expect the adoption of the ASU to have a material effect on the Company's consolidated statements of financial statements and results of operations.
NOTE 2—EARNINGS PER SHARE
There are no convertible securities, which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statements of Income is used as the numerator.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

Year Ended December 31,	2024	2023
(Dollars in Thousands, Except Share and Per Share Data)

Net Income	$12,594	$22,550

Weighted-Average Basic Common Shares Outstanding	5,134,092	5,113,978
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	168,430	8,938
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,302,522	5,122,916

Earnings Per Share:
Basic	$2.45	$4.41
Diluted	2.38	4.40
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

Year Ended December 31,	2024	2023
Stock Options	273,347	328,444
Restricted Stock	—	49,447
NOTE 3—SECURITIES
The amortized cost and fair value of securities available-for-sale as of the dates indicated are as follows:

	2024
December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,996	$—	$(1,051)	$3,945
Obligations of States and Political Subdivisions	3,496	—	(149)	3,347
Mortgage-Backed Securities - Government-Sponsored Enterprises	53,628	—	(3,265)	50,363
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	111,076	—	(16,119)	94,957
Collateralized Loan Obligations	98,741	96	(58)	98,779
Corporate Debt	9,479	—	(1,356)	8,123
Total Available-for-Sale Debt Securities	$281,416	$96	$(21,998)	$259,514

Equity Securities:
Mutual Funds				879
Other				1,760
Total Equity Securities				2,639
Total Securities				$262,153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023
December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,995	$—	$(1,046)	$3,949
Obligations of States and Political Subdivisions	3,481	5	(113)	3,373
Mortgage-Backed Securities - Government-Sponsored Enterprises	57,377	141	(2,986)	54,532
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	120,655	227	(15,752)	105,130
Collateralized Loan Obligations	29,862	—	(58)	29,804
Corporate Debt	9,484	—	(1,765)	7,719
Total Available-for-Sale Debt Securities	$225,854	$373	$(21,720)	$204,507

Equity Securities:
Mutual Funds				888
Other				1,700
Total Equity Securities				2,588
Total Securities				$207,095
The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	2024
	Less than 12 months			12 Months or Greater			Total
December 31,	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	—	$—	$—	1	$3,945	$(1,051)	1	$3,945	$(1,051)
Obligations of States and Political Subdivisions	2	1,068	(16)	5	2,279	(133)	7	3,347	(149)
Mortgage-Backed Securities - Government-Sponsored Enterprises	5	35,232	(222)	8	15,131	(3,043)	13	50,363	(3,265)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	4	31,208	(662)	20	63,749	(15,457)	24	94,957	(16,119)
Collateralized Loan Obligations	5	27,564	(58)	—	—	—	5	27,564	(58)
Corporate Debt	—	—	—	3	8,123	(1,356)	3	8,123	(1,356)
Total	16	$95,072	$(958)	37	$93,227	$(21,040)	53	$188,299	$(21,998)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023
	Less than 12 months			12 Months or Greater			Total
December 31,	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	—	$—	$—	1	$3,949	$(1,046)	1	$3,949	$(1,046)
Obligations of States and Political Subdivisions	—	—	—	6	2,823	(113)	6	2,823	(113)
Mortgage-Backed Securities - Government-Sponsored Enterprises	—	—	—	8	17,135	(2,986)	8	17,135	(2,986)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	1	5,603	(29)	21	71,796	(15,723)	22	77,399	(15,752)
Collateralized Loan Obligations	1	2,910	(58)	—	—	—	1	2,910	(58)
Corporate Debt	—	—	—	3	7,719	(1,765)	3	7,719	(1,765)
Total	2	$8,513	$(87)	39	$103,422	$(21,633)	41	$111,935	$(21,720)
For debt securities, the Company does not believe that any individual unrealized loss as of December 31, 2024 or 2023 represents a credit related impairment. The unrealized losses on securities at December 31, 2024 and 2023 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell and it is not more likely than not that it will be required to sell, any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Securities available-for-sale with a fair value of $176.2 million and $157.3 million at December 31, 2024 and 2023, respectively, are pledged to secure public deposits, short-term borrowings and for other purposes as required or permitted by law.
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

	2024
December 31,	Amortized Cost	Fair Value
(Dollars in Thousands)

Due after One Year through Five Years	$714	$698
Due after Five Years through Ten Years	52,973	51,041
Due after Ten Years	227,729	207,775
Total	$281,416	$259,514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the gross realized gain and loss on sales of debt securities, as well as gain and loss on equity securities from both sales and market adjustments for the periods indicated. All gains and losses presented in the table below are reported in Net Loss on Securities on the Consolidated Statements of Income.

Year Ended December 31,	2024	2023
(Dollars in Thousands)

Debt Securities
Gross Realized Loss	$—	$(10,089)
Net Loss on Debt Securities	$—	$(10,089)

Equity Securities
Net Unrealized Gain (Loss) Recognized on Securities Held	$51	$(110)
Net Gain (Loss) on Equity Securities	$51	$(110)
Net Gain (Loss) on Securities	$51	$(10,199)
In 2024, there were no gross realized losses on the sale of debt securities. In 2023, there were $10.1 million gross realized losses on the sale of debt securities as a result of the Company implementing a balance sheet repositioning strategy of its portfolio of available-for-sale securities. The Company sold $69.3 million in market value of its lower-yielding U.S government agency, mortgage-backed and municipal securities with an average yield of 1.89% and purchased $69.3 million of higher-yielding mortgage-backed and collateralized mortgage obligation securities with an average yield of 5.49%.
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
The following table summarizes the major classifications of loans as of the dates indicated:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,	2024	2023
(Dollars in Thousands)

Real Estate:
Residential	$337,990	$347,808
Commercial	485,513	467,154
Construction	54,705	43,116
Commercial and Industrial	112,047	111,278
Consumer	70,508	111,643
Other	31,863	29,397
Total Loans	$1,092,626	$1,110,396
Allowance for Credit Losses	(9,805)	(9,707)
Loans, Net	$1,082,821	$1,100,689
Total unamortized net deferred loan fees were $846,000 and $1.0 million at December 31, 2024 and 2023, respectively.
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
The following tables present the Company's loans by year of origination, loan segmentation and risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the dates indicated. There were no loans in the criticized category of Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Classified Loans by Origination Year (at December 31, 2024)
(Dollars in Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$16,932	$34,311	$46,602	$41,652	$54,422	$122,083	$18,015	$334,017
Special Mention	—	—	2,586	—	—	—	—	2,586
Substandard	—	—	50	—	—	1,337	—	1,387
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	16,932	34,311	49,238	41,652	54,422	123,420	18,015	337,990
Commercial
Pass	64,438	52,178	67,336	82,578	45,959	147,557	2,839	462,885
Special Mention	5,919	1,683	2,214	4,496	280	2,782	—	17,374
Substandard	—	—	175	—	—	5,079	—	5,254
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	70,357	53,861	69,725	87,074	46,239	155,418	2,839	485,513
Construction
Pass	11,987	21,145	14,342	269	—	—	—	47,743
Special Mention	—	—	—	—	6,962	—	—	6,962
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	11,987	21,145	14,342	269	6,962	—	—	54,705
Commercial and Industrial
Pass	33,295	25,063	12,280	5,546	4,374	4,530	20,338	105,426
Special Mention	—	200	—	—	—	3,221	3,200	6,621
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	33,295	25,263	12,280	5,546	4,374	7,751	23,538	112,047
Consumer
Pass	779	8,980	31,806	14,973	4,809	3,519	5,429	70,295
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	42	21	150	—	213
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	779	8,980	31,806	15,015	4,830	3,669	5,429	70,508
Other
Pass	178	4,039	21,877	27	571	4,553	618	31,863
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	178	4,039	21,877	27	571	4,553	618	31,863
Total Loans	$133,528	$147,599	$199,268	$149,583	$117,398	$294,811	$50,439	$1,092,626
Gross Charge Offs	$—	$46	$329	$57	$54	$52	$114	$652

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Classified Loans by Origination Year (at December 31, 2023)
(Dollars in Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$33,579	$49,903	$44,749	$58,344	$38,008	$104,931	$14,932	$344,446
Special Mention	—	1,034	507	—	—	345	—	1,886
Substandard	—	—	—	—	—	1,476	—	1,476
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	33,579	50,937	45,256	58,344	38,008	106,752	14,932	347,808
Commercial
Pass	56,466	72,006	85,285	49,356	49,442	112,749	2,017	427,321
Special Mention	1,206	5,485	9,030	2,445	2,730	10,281	—	31,177
Substandard	—	—	—	—	2,717	5,939	—	8,656
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	57,672	77,491	94,315	51,801	54,889	128,969	2,017	467,154
Construction
Pass	13,322	12,469	2,932	540	—	—	—	29,263
Special Mention	4,489	2,153	663	6,548	—	—	—	13,853
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	17,811	14,622	3,595	7,088	—	—	—	43,116
Commercial and Industrial
Pass	31,609	16,334	8,652	5,556	3,366	2,875	32,172	100,564
Special Mention	—	—	—	12	—	3,215	3,250	6,477
Substandard	—	—	—	—	—	4,237	—	4,237
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	31,609	16,334	8,652	5,568	3,366	10,327	35,422	111,278
Consumer
Pass	12,726	49,027	25,528	10,365	3,786	4,715	5,408	111,555
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	24	—	64	—	88
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	12,726	49,027	25,528	10,389	3,786	4,779	5,408	111,643
Other
Pass	4,047	17,248	41	646	1,278	3,701	851	27,812
Special Mention	—	1,585	—	—	—	—	—	1,585
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	4,047	18,833	41	646	1,278	3,701	851	29,397
Total Loans	$157,444	$227,244	$177,387	$133,836	$101,327	$254,528	$58,630	$1,110,396
Gross Charge Offs	$—	$163	$44	$18	$2	$314	$48	$589

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	2024
December 31,	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$331,705	$2,926	$1,971	$—	$4,897	$1,388	$337,990
Commercial	484,959	366	—	—	366	188	485,513
Construction	54,705	—	—	—	—	—	54,705
Commercial and Industrial	112,047	—	—	—	—	—	112,047
Consumer	69,454	809	32	—	841	213	70,508
Other	31,863	—	—	—	—	—	31,863
Total Loans	$1,084,733	$4,101	$2,003	$—	$6,104	$1,789	$1,092,626

	2023
December 31,	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$342,852	$3,339	$141	$—	$3,480	$1,476	$347,808
Commercial	466,794	—	—	—	—	360	467,154
Construction	43,116	—	—	—	—	—	43,116
Commercial and Industrial	110,905	57	—	—	57	316	111,278
Consumer	110,459	1,010	86	—	1,096	88	111,643
Other	29,397	—	—	—	—	—	29,397
Total Loans	$1,103,523	$4,406	$227	$—	$4,633	$2,240	$1,110,396
Additional interest income that would have been recorded if the loans that were nonaccrual at December 31, 2024 and 2023 were current was $21,000 and $150,000 for the years ended December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the amounts for amortization cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the dates indicated.

	December 31, 2024
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,388	$—	$—	$1,388
Commercial	188	—	—	188
Consumer	213	—	—	213
Total Nonaccrual Loans	$1,789	$—	$—	1,789

Total Other Real Estate Owned				—

Total Nonperforming Assets				$1,789

	December 31, 2023
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,476	$—	$—	$1,476
Commercial	360	—	—	360
Commercial and Industrial	316	—	—	316
Consumer	88	—	—	88
Total Nonaccrual Loans	$2,240	$—	$—	2,240

Other Real Estate Owned:
Residential				162
Total Other Real Estate Owned				162

Total Nonperforming Assets				$2,402
Interest income of $339,000 and $76,000 was recognized on nonaccrual loans during the years ended December 31, 2024 and 2023, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Modifications to Borrowers Experiencing Financial Difficulty
The following table present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

December 31, 2024
	Term Extension	Payment Delay	Interest Rate Reduction	Total	% of Portfolio Segment
dollars in thousands
Real Estate:
Residential	$—	$—	$—	$—	—%
Commercial	4,746	—	—	4,746	0.98%
Construction	—	—	—	—	—%
Commercial & Industrial	—	—	—	—	—%
Consumer	—	—	—	—	—%
Other	—	—	—	—	—%
Total(1)	$4,746	$—	$—	$4,746	0.43%
(1) Excludes loans that were fully paid off or fully charged-off by period end.
The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

December 31, 2024
	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction
Real Estate:
Residential	—	—	—%
Commercial	6	—	—%
Construction	—	—	—%
Commercial & Industrial	—	—	—%
Consumer	—	—	—%
Other	—	—	—%
No modifications involved forgiveness of principal or interest rate reductions. There were no commitments to lend additional funds to borrowers experiencing difficulty whose terms have been restructured as of December 31, 2024.
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $1.2 million and $907,000 at December 31, 2024 and 2023, respectively.
The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

December 31, 2023	$3,129	$2,630	$639	$1,693	$1,367	$249	$9,707
Charge-offs	(28)	(127)	—	(12)	(485)	—	(652)
Recoveries	14	—	—	175	182	—	371
Provision (Recovery) for Credit Losses - Loans	(189)	600	625	(272)	(377)	(8)	379
December 31, 2024	$2,926	$3,103	$1,264	$1,584	$687	$241	$9,805

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Unallocated	Total
(Dollars in Thousands)

December 31, 2022	$2,074	$5,810	$502	$2,313	$1,517	$—	$603	$12,819
Impact of ASC 326	137	(3,244)	488	(1,057)	774	120	(603)	(3,385)
Charge-offs	(219)	—	—	—	(370)	—	—	(589)
Recoveries	43	32	—	876	195	—	—	1,146
Provision (Recovery) for Credit Losses - Loans	1,094	32	(351)	(439)	(749)	129	—	(284)
December 31, 2023	$3,129	$2,630	$639	$1,693	$1,367	$249	$—	$9,707
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued interest payable and other liabilities on the Consolidated Statement of Financial Condition), with adjustments to the reserve recognized in provision for credit losses - unfunded commitments on the Consolidated Statement of Income. The Company’s activity in the allowance for credit losses on unfunded commitments for the years ended was as follows:

(Dollars in Thousands)	Allowance for Credit Losses
Balance at December 31, 2023	$500
Provision for Credit Losses - Unfunded Commitments	191
Balance at December 31, 2024	$691

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$—
Impact of CECL Adoption	718
Recovery for Credit Losses - Unfunded Commitments	(218)
Balance at December 31, 2023	500
Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. During the years ended December 31, 2024 and 2023, there were no loans that required a credit loss to be individually assigned.
The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
(Dollars in Thousands)

Balance at December 31, 2022	$487
Accretable Yield	(244)
Balance at December 31, 2023	243
Accretable Yield	(243)
Balance at December 31, 2024	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are loan customers of the Company. Such loans are made in the normal course of business, and summarized as follows:

	2024	2023
(Dollars in Thousands)

Balance, January 1	$15,604	$17,418
Additions	4,949	407
Payments	(2,256)	(2,221)
Balance, December 31	$18,297	$15,604
NOTE 5—PREMISES AND EQUIPMENT
Major classifications of premises and equipment are summarized as follows:

	2024	2023
(Dollars in Thousands)

Land and Land Improvements	$2,525	$2,749
Building	21,222	19,812
Leasehold Improvements	1,415	661
Furniture, Fixtures, and Equipment	12,933	11,637
Fixed Assets in Process	237	1,840
Total Premises and Equipment	38,332	36,699
Less: Accumulated Depreciation and Amortization	(17,624)	(16,995)
Premises and Equipment, Net	$20,708	$19,704
Depreciation and amortization expense on premises and equipment was $1.6 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company's Consolidated Balance Sheets include goodwill of $9.7 million as of December 31, 2024 and 2023, respectively, all of which relates to Community Banking segment.
Intangible Assets
The following table presents a summary of intangible assets subject to amortization at the dates indicated.

	2024			2023
December 31,	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(Dollars in Thousands)

Core Deposit Intangible	$11,860	$(11,860)	$—	$11,860	$(10,902)	$958
Total Intangible Assets	$11,860	$(11,860)	$—	$11,860	$(10,902)	$958
Amortization of intangible assets totaled $1.0 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively. All intangible assets were fully amortized as of December 31, 2024 and no further amortization expense is expected assuming there are no activities, such as acquisitions, which would result in additional amortizable intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7—DEPOSITS
The following table shows the maturities of time deposits for the next five years and beyond.

December 31,	2024
(Dollars in Thousands)

One Year or Less	$271,816
Over One Through Two Years	16,009
Over Two Through Three Years	4,121
Over Three Through Four Years	2,610
Over Four Through Five Years	1,699
Over Five Years	614
Total	$296,869
The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $64.7 million and $44.6 million as of December 31, 2024 and 2023, respectively.
The aggregate amount of demand deposits that are overdrawn and have been reclassified as loans was $189,000 and $276,000 as of December 31, 2024 and 2023, respectively.
Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are deposit customers of the Company. The total deposits of directors and executive officers was $4.7 million and $3.0 million as of December 31, 2024 and 2023, respectively.
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
The following table sets forth the components of short-term borrowings for the years indicated.

	2024		2023
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

Federal Funds Purchased:
Average Balance Outstanding During the Period	$—	—%	$485	5.72%
Maximum Amount Outstanding at any Month End	—		—

FHLB Borrowings:
Average Balance Outstanding During the Period	—	—%	114	2.63%
Maximum Amount Outstanding at any Month End	—		20,833

Securities Sold Under Agreements to Repurchase:
Average Balance Outstanding During the Period	—	—%	332	0.60%
Maximum Amount Outstanding at any Month End	—		121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9—OTHER BORROWED FUNDS
FHLB, Federal Reserve Bank, and Fed Fund Borrowing Arrangements
The Bank maintained a credit arrangement with the FHLB with a maximum borrowing limit of approximately $489.5 million and $478.9 million as of December 31, 2024 and 2023, respectively, and available borrowing capacity of $467.6 million at December 31, 2024. This arrangement is subject to annual renewal and is secured by a blanket security agreement on $695.5 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. Under this arrangement the Bank had available a variable rate line of credit in the amount of $150.0 million as of December 31, 2024 and 2023, of which, there was no outstanding balance as of December 31, 2024 and 2023. Fixed rate, long-term advances from the FHLB with remaining maturities are as follows at the dates indicated:

	2024		2023
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

Due in One Year	$20,000	4.92%	$—	—%
Due After One Year to Two Years	—	—%	20,000	4.92%
Total	$20,000	4.92%	$20,000	4.92%
As an alternative to pledging securities, the FHLB periodically provides standby letters of credit on behalf of the Bank to secure certain public deposits in excess of the level insured by the FDIC. If the FHLB is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the Bank. There were no standby letters of credit issued on our behalf by the FHLB to secure public deposits as of December 31, 2024 and $18.9 million as of December 31, 2023.
The Bank maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $84.0 million that requires monthly certification of collateral, is subject to annual renewal and is secured by $108.3 million of commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of December 31, 2024 and 2023, respectively, of which no draws are outstanding other than the subordinated debt disclosed below.
Subordinated Debt
In December 2021, the Company entered into a term loan in the principal amount of $15.0 million, evidenced by a term note which matures on December 15, 2031 ("2031 Note"). The 2031 Note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on any interest payment date on or after December 15, 2026 and at any time upon the occurrence of certain events. The 2031 Note initially bears a fixed interest rate of 3.875% per year to, but excluding, December 15, 2026 and thereafter at a floating rate equal to the then-current three-month term SOFR plus 280 basis points. The 2031 Note qualifies as Tier 2 capital under regulatory guidelines. The 2031 Note is recorded on the Consolidated Statements of Financial Condition in Other Borrowed Funds, net of remaining debt issuance costs. At December 31, 2024 and 2023, the principal balance and unamortized debt issuance costs for the 2031 Note were $15.0 million, and $282,000 and $322,000, respectively.
NOTE 10—INCOME TAXES
Reconciliation of income tax provision for the periods indicated are as follows:

Year Ended December 31,	2024	2023
(Dollars in Thousands)

Current Expense	$2,558	$7,353
Deferred Expense (Benefit)	191	382
Total Provision	$2,749	$7,735

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are as follows:

December 31,	2024	2023
(Dollars in Thousands)

Deferred Tax Assets:
Allowance for Credit Losses	$2,233	$2,175
Nonaccrual Loan Interest	53	57
Purchase Accounting Adjustments	289	53
Postretirement Benefits	16	18
Net Unrealized Loss on Debt Securities	4,666	4,599
Net Unrealized Loss on Equity Securities	11	22
Stock-Based Compensation Expense	109	98
Gas Lease - Deferred Revenue	—	4
Accrued Payroll	107	260
OREO	—	8
Lease Liability	607	380
Restructuring Costs	88	88
Other	93	24
Gross Deferred Tax Assets	8,272	7,786

Deferred Tax Liabilities:
Amortization of Intangibles	73	73
Deferred Origination Fees and Costs	306	313
Discount Accretion	69	41
Depreciation	2,030	1,588
Mortgage Servicing Rights	99	115
ROU Asset	587	357
Gross Deferred Tax Liabilities	3,164	2,487
Net Deferred Tax Assets	$5,108	$5,299
Deferred taxes at December 31, 2024 and 2023, are included in Accrued Interest Receivable and Other Assets in the accompanying Consolidated Statements of Financial Condition.
A reconciliation of the federal income tax expense at statutory income tax rates and the actual income tax expense on income before taxes for the periods indicated is as follows:

	2024		2023
Year Ended December 31,	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
(Dollars in Thousands)

Provision at Statutory Rate	$3,222	21.0%	$6,360	21.0%
State Taxes (Net of Federal Benefit)	47	0.3	2,014	6.7
Tax-Free Income	(282)	(1.8)	(262)	(0.9)
BOLI Income	(125)	(0.8)	(121)	(0.4)
Stock Options - ISO	25	0.2	44	0.1
Other	(138)	(1.0)	(300)	(1.0)
Actual Tax Expense and Effective Rate	$2,749	17.9%	$7,735	25.5%
The Company’s federal, Pennsylvania and West Virginia income tax returns are no longer subject to examination by applicable tax authorities for years before 2021. As of December 31, 2024 and 2023, there were no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in noninterest income and penalties in noninterest expense. There were no interest or penalties accrued at December 31, 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11—EMPLOYEE BENEFITS
Savings and Profit Sharing Plan
The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4% of an employee’s contribution at the rate of $0.25 on the dollar. All employees who are over the age of 18 and completed three months of employment are eligible to participate in the plan. The Company made contributions of $168,000 and $302,000 for the years ended December 31, 2024 and 2023, respectively, to this plan. The 401(k) Plan includes a “safe harbor” provision and a discretionary retirement contribution. The Company made contributions of $461,000 and $485,000 for the “safe harbor” provision and discretionary retirement contribution for the years ended December 31, 2024 and 2023, respectively.
Equity Incentive Plan
Details of the restricted stock award and stock option grants under the 2021 Equity Incentive Plan are summarized for the years ended December 31, 2024 and 2023 as follows.

	2024	2023
Number of Restricted Shares Granted	25,410	40,225
Weighted Average Grant Date Common Stock Price	$22.12	$22.11
Restricted Shares Market Value Before Tax	$562,000	$889,000

Number of Stock Options Granted	93,950	78,975
Stock Options Market Value Before Tax	$452,000	$358,000

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Life in Years	6.5	6.5
Expected Dividend Yield	4.52%	4.56%
Risk-free Interest Rate	3.98%	3.74%
Expected Volatility	30.43%	29.56%
Weighted Average Grant Date Fair Value	$4.81	$4.54
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $812,000 and $1.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, total unrecognized compensation expense was $701,000 and $505,000, respectively, related to stock options, and $1.2 million and $1.4 million, respectively, related to restricted stock awards for December 31, 2024 and 2023, respectively. At December 31, 2024, the unrecognized compensation expense related to stock options and restricted stock is expected to be recognized over the weighted average remaining vesting period of 3.33 years. In conjunction with non-qualified stock options, the Company recognized a tax benefit of $27,000 due to exercises of non-qualified stock options for the year ended December 31, 2024, compared to no tax benefit recognized for the year ended December 31, 2023. In the current year, there were exercises of non-qualified stock options with a tax benefit of $29,000 partially offset by tax expense of $2,000.
Intrinsic value represents the amount by which the fair value of the underlying stock at December 31, 2024 and 2023, exceeds the exercise price of the stock options. The intrinsic value of outstanding stock options was $1.9 million and $335,000 at December 31, 2024 and 2023, respectively.
At December 31, 2024, there were 287,500 shares of common stock available and reserved under the 2024 Plan to be issued as restricted stock awards or units based on the terms of the terms of the Plan. At December 31, 2024, no shares have been granted under the 2024 Plan. Under the 2021 Plan, there were 25,410 restricted shares and 93,950 options granted in 2024. Under the 2021 Plan, there were 161,464 or 64,586 shares available at December 31, 2023 to be issued in connection with the exercise of stock options and restricted stock awards or units. The 2021 and 2015 Plans shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2024 Plan, no more awards can be granted under the 2015 or 2021 Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents stock option data for the period indicated:

	2024			2023
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at Beginning of Year	337,444	$24.11	5.6	283,748	$24.52	5.6
Granted	93,950	22.12		78,975	21.93
Exercised	(31,490)	22.95		(18,000)	20.63
Forfeited	(22,816)	24.98		(7,279)	24.95
Outstanding Options at End of Year	377,088	23.65	5.7	337,444	24.11	5.6

Exercisable Options at End of Year	189,774	$24.40	3.1	203,202	$24.46	3.6

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options December 31, 2022	109,065	$24.67	9.1
Granted	78,975	$21.93
Vested	(48,313)	$24.46
Forfeited	(5,485)	$24.37
Nonvested Options December 31, 2023	134,242	$23.58	8.5
Granted	93,950	22.12
Vested	(33,083)	23.49
Forfeited	(8,136)	22.87
Nonvested Options at December 31, 2024	186,973	$22.90	8.3
The following table presents restricted stock award data for the period indicated.

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2022	64,125	$24.32	4.3
Granted	40,225	22.11	4.4
Vested	(32,773)	24.07	3.7
Forfeited	(2,800)	24.15
Nonvested Restricted Stock at December 31, 2023	68,777	$23.16	3.8
Granted	25,410	22.12	4.1
Vested	(21,918)	23.87	1.7
Forfeited	(7,240)	21.96
Nonvested Restricted Stock at December 31, 2024	65,029	$22.64	3.0

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
The unused and available credit balances of financial instruments whose contracts represent credit risk are as follows:

December 31,	2024	2023
(Dollars in Thousands)

Standby Letters of Credit	$605	$110
Performance Letters of Credit	668	895
Construction Mortgages	41,118	47,034
Personal Lines of Credit	6,959	7,185
Overdraft Protection Lines	4,371	2,025
Home Equity Lines of Credit	27,504	24,176
Commercial Lines of Credit	86,362	64,667
Total	$167,587	$146,092
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
Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of December 31, 2024 and 2023.
NOTE 13—VARIABLE INTEREST ENTITIES
The Company has an investment in the following non-consolidated entity that meets the definition of a variable interest entity ("VIE").
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the balance of the Company's LIHTC investment and related unfunded commitments:

	December 31, 2024	December 31, 2023
(dollars in thousands)
Low Income Housing Tax Credit Investments	$6,000	$—
Less: Amortization	(55)	—
Net Low Income Housing Tax Credit Investments	$5,945	$—
Unfunded Commitments	$4,995	$—
The Company accounts for qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
The following table presents other information relating to Community Bank's low income housing tax credit investments:

	Year Ended December 31,
	2024	2023
(dollars in thousands)
Tax Credits and Other Tax Benefits Recognized	$70	$—
Proportional Amortization Expense Included in Provision for Income Taxes	$55	$—
NOTE 14—STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
In April 2022, the Company authorized a program to repurchase up to $10.0 million of its outstanding shares of common stock. Under the program, repurchases may be transacted in the open-market or in negotiated private transactions and are conducted pursuant to a trading plan adopted in accordance with limitations set forth in Rule 10b5-1 of the Securities and Exchange Commission. The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout period. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to various factors, including but not limited to, the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The program expired on May 1, 2023. In connection with the program, the Company repurchased a total of 74,656 shares of the Company's common stock at an average price of $22.38 per share.
On July 22, 2024, the Company announced that the Board had approved a program commencing on July 25, 2024 to repurchase up to 5%, or 257,095 shares, of the Company's then outstanding common stock. This repurchase program is set to expire on July 25, 2025. In connection with the program, as of December 31, 2024, the Company had purchased a total of 23,928 shares of the Company's common stock at an average price of $27.47 per share.
On January 29, 2025, the Company's Board of Directors declared a cash dividend of $0.25 per outstanding share of common stock, which was paid on February 28, 2025.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2024 and 2023, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at the dates indicated.

	2024		2023
December 31,	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$152,238	14.78%	$143,654	13.64%
For Capital Adequacy Purposes	46,366	4.50	47,385	4.50
To Be Well Capitalized	66,973	6.50	68,445	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	152,238	14.78	143,654	13.64
For Capital Adequacy Purposes	61,821	6.00	63,180	6.00
To Be Well Capitalized	82,428	8.00	84,240	8.00

Total Capital (to Risk-Weighted Assets)
Actual	162,733	15.79	153,861	14.61
For Capital Adequacy Purposes	82,428	8.00	84,240	8.00
To Be Well Capitalized	103,035	10.00	105,300	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	152,238	9.98	143,654	10.19
For Capital Adequacy Purposes	60,996	4.00	56,385	4.00
To Be Well Capitalized	76,245	5.00	70,481	5.00
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

Year Ended December 31,	2024	2023
(Dollars in Thousands)

Operating	$432	$308
Variable	38	30
Total Lease Expense	$470	$338

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,	2024	2023
(Dollars in Thousands)

Operating Leases:
ROU Assets	$2,761	$1,673
Weighted Average Lease Term in Years	11.07	7.50
Weighted Average Discount Rate	4.18%	2.86%

December 31,	2024
(Dollars in Thousands)

Maturity Analysis:
Due in One Year	$481
Due After One Year to Two Years	407
Due After Two Years to Three Years	402
Due After Three Years to Four Years	376
Due After Four to Five Years	288
Due After Five Years	1,807
Total	$3,761
Less: Present Value Discount	910
Lease Liabilities	$2,851
NOTE 16—MORTGAGE SERVICING RIGHTS
The following table presents MSR activity and net carrying values for the periods indicated.

	Servicing Rights	Valuation Allowance	Net Carrying Value
(Dollars in Thousands)

December 31, 2022	$633	$—	$633
Additions	—	—	—
Amortization	(93)	—	(93)
Valuation Allowance Adjustment	—	—	—
December 31, 2023	$540	$—	$540
Additions	—	—	—
Amortization	(74)	—	(74)
Valuation Allowance Adjustment	—	—	—
December 31, 2024	$466	$—	$466
Amortization of MSRs and the period change in the valuation allowance are reported in Other Income on the Consolidated Statements of Income.
Real estate loans serviced for others, which are not included in the Consolidated Statements of Financial Condition, totaled $69.7 million and $76.7 million at December 31, 2024 and 2023, respectively.
NOTE 17—DERIVATIVES AND HEDGING ACTIVITIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	December 31, 2024	December 31, 2023
(Dollars in Thousands)
Derivatives not Designated as Hedging Instruments
Risk Participation Agreements:
Credit Value Adjustment	$(66)	$(94)
Notional Amount	18,158	9,119
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair Value Adjustment	(801)	(1,777)
Notional Amount	75,000	75,000
NOTE 18—FAIR VALUE DISCLOSURE
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no transfers from Level 1 to Level 2 and no transfers into or out of Level 3 during the years ended December 31, 2024 and 2023, respectively.
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy.

December 31,	Fair Value Hierarchy	2024	2023
(Dollars in Thousands)

ASSETS
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$3,945	$3,949
Obligations of States and Political Subdivisions	Level 2	3,347	3,373
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	50,363	54,532
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	Level 2	94,957	105,130
Collateralized Loan Obligations	Level 2	98,779	29,804
Corporate Debt	Level 2	8,123	7,719
Total Available-for-Sale Debt Securities		259,514	204,507

Equity Securities
Mutual Funds	Level 1	879	888
Other	Level 1	1,760	1,700
Total Equity Securities		2,639	2,588
Total Securities		$262,153	$207,095
Total Assets		$262,153	$207,095

LIABILITIES
Derivative Financial Liabilities
Interest Rate Swaps	Level 2	$801	$1,777
Risk Participation Agreements	Level 2	66	94
Total Liabilities		$867	$1,871

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

Financial Asset	Fair Value Hierarchy	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Impaired Loans Individually Assessed	Level 3	$5,244	Appraisal of Collateral (1)	Appraisal Adjustments (2)	25%	to	52%	26.2%

Financial Asset	Fair Value Hierarchy	December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

OREO	Level 3	—	Appraisal of Collateral (1)	Appraisal Adjustments (2)	100%	to	100%	100.0%
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
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At December 31, 2024, the fair value of impaired loans consists of loan balances of $5.6 million less specific valuation allowances of $398,000. At December 31, 2023, the Company did not have any impaired loans that would be required to be remeasured.
The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. At December 31, 2024 and 2023, the Company did not have any MSRs that would be required to be remeasured.
OREO properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy. At December 31, 2024, the Company did not have any OREO that would be required to be remeasured. At December 31, 2023, OREO measured at fair value less costs to sell had no carrying value, which consisted of the outstanding balance of $37,000 less write-downs of $37,000.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments at the dates indicated are as follows:

		2024		2023
December 31,	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$39,332	$39,332	$62,442	$62,442
Noninterest-Earning	Level 1	10,240	10,240	5,781	5,781
Securities	See Above	262,153	262,153	207,095	207,095
Loans, Net	Level 3	1,082,821	1,045,104	1,100,689	1,051,722
Restricted Stock	Level 2	3,055	3,055	3,345	3,345
Mortgage Servicing Rights	Level 3	466	849	540	974
Accrued Interest Receivable	Level 2	5,586	5,586	5,086	5,086
Financial Liabilities:
Deposits	Level 2	1,283,517	1,284,494	1,267,159	1,263,574
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	20,004	20,000	19,962
Subordinated Debt	Level 2	14,718	14,206	14,678	13,378
Derivative Liabilities	Level 2	867	867	1,871	1,871
Accrued Interest Payable	Level 2	2,496	2,496	1,814	1,814
NOTE 19—OTHER NONINTEREST EXPENSE
The details for other noninterest expense for the Company’s Consolidated Statements of Income are as follows:

Year Ended December 31,	2024	2023
(Dollars in Thousands)

Non-employee Compensation	$564	$580
Telephone	515	524
Insurance	333	326
Miscellaneous	332	538
Postage	246	286
Travel	230	236
Printing and Supplies	225	238
Loan Expenses	202	257
Dues and Subscriptions	197	213
Bank Assessment	187	192
Charitable Contributions	155	118
Meals and Entertainment	141	155
Training	42	72
TOTAL OTHER NONINTEREST EXPENSE	$3,369	$3,735

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Financial information pertaining only to CB Financial Services, Inc., is as follows:
Statements of Financial Condition

December 31,	2024	2023
(Dollars in Thousands)

ASSETS
Cash and Due From Banks	$14,404	$14,300
Equity Securities, at Fair Value	1,760	1,700
Investment in Community Bank	144,734	137,359
Other Assets	1,296	1,339
TOTAL ASSETS	$162,194	$154,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Borrowings	$14,718	$14,678
Other Liabilities	98	186
Stockholders' Equity	147,378	139,834
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$162,194	$154,698
Statements of Income

Year Ended December 31,	2024	2023
(Dollars in Thousands)

Interest and Dividend Income	$84	$84
Dividend from Bank Subsidiary	5,134	5,111
Interest Expense	622	622
Net Interest and Dividend Income	4,596	4,573
Net Gain (Loss) on Securities	60	(122)
Noninterest Expense	23	18
Income Before Undistributed Net Income of Subsidiary and Income Tax Benefit	4,633	4,433
Undistributed Net Income of Subsidiary	7,863	18,046
Income Before Income Tax Benefit	12,496	22,479
Income Tax Benefit	(98)	(71)
NET INCOME	$12,594	$22,550

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of Cash Flows

Year Ended December 31,	2024	2023
(Dollars in Thousands)

OPERATING ACTIVITIES
Net Income	$12,594	$22,550
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Undistributed Net Income of Subsidiary	(7,863)	(18,046)
Noncash Expense for Stock-Based Compensation	812	1,125
Loss on Equity Securities	(60)	122
Other, net	(45)	(425)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,438	5,326

INVESTING ACTIVITIES

FINANCING ACTIVITIES
Net Proceeds from Other Borrowings	40	40
Cash Dividends Paid	(5,130)	(5,111)
Treasury Stock, Purchases at Cost	(965)	(843)
Exercise of Stock Options	721	372
NET CASH USED IN FINANCING ACTIVITIES	(5,334)	(5,542)

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	104	(216)
CASH AND DUE FROM BANKS AT BEGINNING OF THE YEAR	14,300	14,516
CASH AND DUE FROM BANKS AT END OF THE YEAR	$14,404	$14,300
The Parent Company's Statements of Comprehensive Income and Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Changes in Stockholders' Equity and are not presented.
NOTE 21—SEGMENT REPORTING AND RELATED INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company's President and Chief Executive Officer functions as its CODM. At December 31, 2024, the Company has one reportable segment, community banking services, upon which the CODM makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts all with similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.
The CODM uses net interest income, noninterest income and net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the Company, pursue acquisitions or pay out dividends. Net income is used to monitor budget versus actual results. These metrics and the Company's significant expense categories are disclosed on the Company's Consolidated Statements of Income.
Prior to 2024, the Company managed its operations through two reportable segments, consisting of community banking services and insurance brokerage services. The insurance brokerage services were offered through the Bank's wholly-owned subsidiary, Exchange Underwriters (EU). EU was an independent insurance agency that offered property, casualty, commercial liability, surety and other insurance products. EU had an independent board of directors from the Company and was managed separately from community banking services.
On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in an initial pre-tax gain of $24.6 million. During 2024, the Company recognized an additional gain of $138,000 following the final settlement of all liabilities and an earn-out payment of $708,000. Assets remaining in the EU subsidiary at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 consisted primarily of cash received from the sale of assets. The Bank intends to merge EU into the Bank during 2025.
Following are the results of operations and selected financial information by operating segment for 2023:

	Year Ended December 31, 2023
	Community Banking	Insurance Brokerage	Total	Eliminations	Consolidated Total
Interest Income	$62,219	$6	$62,225	$—	$62,225
Interest Expense	17,672	—	17,672	—	17,672
Net Interest and Dividend Income	44,547	6	44,553	—	44,553
Recovery for Credit Losses - Loans	(284)	—	(284)	—	(284)
Recovery for Credit Losses - Unfunded Commitments	(218)	—	(218)	—	(218)
Noninterest (Loss) Income	(6,402)	30,414	24,012	—	24,012
Noninterest Expense (1)
Salaries and Employee Benefits	18,776	3,127	21,903	—	21,903
Occupancy	2,839	159	2,998	—	2,998
Equipment	896	168	1,064	—	1,064
Data Processing	3,014	—	3,014	—	3,014
Federal Deposit Insurance Corporation Assessment	754	—	754	—	754
Pennsylvania Shares Tax	889	—	889	—	889
Contracted Services	1,070	96	1,166	—	1,166
Legal and Professional Fees	1,169	13	1,182	—	1,182
Advertising	370	56	426	—	426
Other Real Estate Owned (Income)	(115)	—	(115)	—	(115)
Amortization of Intangible Assets	1,592	174	1,766	—	1,766
Other Expense	3,478	257	3,735	—	3,735
Total Noninterest Expense	34,732	4,050	38,782	—	38,782
Income before Income Taxes	$3,915	$26,370	$30,285	$—	$30,285
Income Tax Expense	351	7,384	7,735	—	7,735
Net Income	$3,564	$18,986	$22,550	$—	$22,550
Total Assets	$1,607,167	$28,830	$1,635,997	$(179,906)	$1,456,091
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

