Form 10-K/A
period 2024-12-31
CB Financial Services, Inc.
filed 2025-03-21
CIK 1605301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
As of March 19, 2025, the number of shares outstanding of the Registrant’s Common Stock was 5,121,107.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2025 Annual Meeting of Stockholders of the Registrant (Part III)

EXPLANATORY NOTE

On March 19, 2025, the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Filing”). The Consent of Independent Registered Public Accounting Firm included as an exhibit in Part IV, Item 15 of the Original Filing inadvertently failed to reference all the Registrant’s Registration Statements on Forms S-8. This Amended Annual Report on Form 10-K/A (the “Amended Filing”) includes a Consent of Independent Registered Public Accounting Firm that references all such Registration Statements. Part IV, Item 15 of the Original Filing also inadvertently failed to include as an exhibit the Registrant’s Policy Regarding Insider Trading. The Amended Filing includes it as an exhibit.
In Part III, Item 14 of the Original Filing, the Registrant’s independent registered public accounting firm was inadvertently identified by its former name, FORVIS, LLP. The Amended Filing refers to the current name, Forvis Mazars, LLP.

PART III
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm for 2024 is Forvis Mazars, LLP, Pittsburgh, Pennsylvania, Auditor Firm ID 686.
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
(a)(3)	Exhibits
	3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)
	3.2	Bylaws of CB Financial Services, Inc. (2)
	4.1	Form of Stock Certificate of CB Financial Services, Inc. (1)
	4.2	Description of Registrant’s Securities (3)
	10.1	Employment Agreement by and between Community Bank and John H. Montgomery (4)
	10.2	Executive Consultant Agreement by and between Community Bank and Ralph Burchianti (5)
	10.3	Separation and Release Agreement by and between Community Bank and Jamie L. Prah (6)
	10.8	Split Dollar Life Insurance Agreement by and between Community Bank and John H. Montgomery, dated November 2, 2020 (7)
	10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)
	10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002, by and between First Federal Savings Bank and Richard B. Boyer (8)
	10.11	Amendment dated as of July 19, 2002, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (9)
	10.12	Amendment dated as of September 13, 2005, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (10)
	10.14	CB Financial Services, Inc., 2015 Equity Incentive Plan (11)
	10.15	CB Financial Services, Inc., 2021 Equity Incentive Plan (12)
	10.16	CB Financial Services, Inc., 2024 Equity Incentive Plan (16)
	10.17	Subordinated Note Purchase Agreement (13)
	10.18	Employment Agreement by and between Community Bank and Jennifer L. George (14)
	10.19	Asset Purchase Agreement among World Insurance Associates, LLC, Exchange Underwriters, Inc. and Community Bank (15)
	19	Registrant’s Policy Regarding Insider Trading
	21	Subsidiaries (17)
	23.1	Consent of Forvis Mazars, LLP
	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	97	CB Financial Services, Inc. Clawback Policy (18)

101	The following materials for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded in Inline XBRL contained in Exhibit 101.0)
(1) Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196749).
(2) Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2021.
(3) Incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 17, 2021.
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
(11) Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 16, 2015.
(12) Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2021.
(13) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 10, 2021.
(14) Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 10, 2023.
(15) Incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed on December 1, 2023.
(16) Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 5, 2024.
(17) Incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 19, 2025.
(18) Incorporated by herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 19, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.

By: /s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 21, 2025