Form 10-Q
period 2025-03-31
CB Financial Services, Inc.
filed 2025-05-09
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2025, the number of shares outstanding of the Registrant’s Common Stock was 5,023,242.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2025	December 31, 2024
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$52,191	$39,332
Noninterest-Earning	9,083	10,240
Total Cash and Due From Banks	61,274	49,572

Securities:
Available-for-Sale Debt Securities, at Fair Value	257,809	259,514
Equity Securities, at Fair Value	890	2,639
Total Securities	258,699	262,153
Loans Held for Sale	230	900
Loans, Net of Allowance for Credit Losses of $9,819 and $9,805 at March 31, 2025 and December 31, 2024, Respectively	1,078,675	1,082,821
Premises and Equipment, Net	20,392	20,708
Bank-Owned Life Insurance	24,358	24,209
Goodwill	9,732	9,732
Accrued Interest Receivable and Other Assets	30,096	31,469
TOTAL ASSETS	$1,483,456	$1,481,564

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$267,392	$267,896
Interest-Bearing Demand Accounts	341,212	316,764
Money Market Accounts	228,005	231,458
Savings Accounts	176,722	170,530
Time Deposits	267,766	296,869
Total Deposits	1,281,097	1,283,517

Other Borrowings	34,728	34,718
Accrued Interest Payable and Other Liabilities	19,342	15,951
TOTAL LIABILITIES	1,335,167	1,334,186

STOCKHOLDERS' EQUITY
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,828,717 Shares Issued and 5,099,069 Shares Outstanding at March 31, 2025, with 5,787,744 and 5,132,654 Shares Issued and Outstanding at December 31, 2024.	2,429	2,412
Capital Surplus	86,960	86,373
Retained Earnings	91,484	90,856
Treasury Stock, at Cost (729,648 and 655,090 Shares at March 31, 2025 and December 31, 2024, Respectively)	(17,214)	(15,028)
Accumulated Other Comprehensive Loss	(15,370)	(17,235)
TOTAL STOCKHOLDERS' EQUITY	148,289	147,378
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,483,456	$1,481,564
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$14,528	$14,838
Investment Securities:
Taxable	2,777	2,303
Dividends	28	27
Other Interest and Dividend Income	514	818
TOTAL INTEREST AND DIVIDEND INCOME	17,847	17,986
INTEREST EXPENSE
Deposits	6,111	5,991
Short-Term Borrowings	23	—
Other Borrowings	402	404
TOTAL INTEREST EXPENSE	6,536	6,395
NET INTEREST AND DIVIDEND INCOME	11,311	11,591
Provision (Recovery) For Credit Losses - Loans	68	(143)
(Recovery) Provision For Credit Losses - Unfunded Commitments	(108)	106
NET INTEREST AND DIVIDEND INCOME AFTER NET (RECOVERY) PROVISION FOR CREDIT LOSSES	11,351	11,628
NONINTEREST INCOME
Service Fees	462	415
Insurance Commissions	1	2
Other Commissions	63	62
Net Gain on Sales of Loans	22	22
Net Loss on Securities	(69)	(166)
Net Gain on Purchased Tax Credits	4	12
Net Gain on Disposal of Premises and Equipment	—	274
Income from Bank-Owned Life Insurance	149	148
Net Gain on Bank-Owned Life Insurance Claims	—	915
Other Income	155	232
TOTAL NONINTEREST INCOME	787	1,916
NONINTEREST EXPENSE
Salaries and Employee Benefits	6,036	4,576
Occupancy	750	749
Equipment	330	264
Data Processing	797	692
Federal Deposit Insurance Corporation Assessment	176	129
Pennsylvania Shares Tax	257	297
Contracted Services	310	281
Legal and Professional Fees	262	212
Advertising	119	129
Other Real Estate Owned (Income)	—	(23)
Amortization of Intangible Assets	—	341
Other Expense	765	781
TOTAL NONINTEREST EXPENSE	9,802	8,428
Income Before Income Tax Expense	2,336	5,116
Income Tax Expense	427	920
NET INCOME	$1,909	$4,196
EARNINGS PER SHARE
Basic	$0.37	$0.82
Diluted	0.35	0.82
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,125,577	5,129,903
Diluted	5,471,006	5,142,286
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
(Dollars in thousands)

Net Income	$1,909	$4,196

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities Available-for-Sale	2,371	(1,628)
Income Tax Effect	(506)	295

Other Comprehensive Income (Loss), Net of Income Tax Effect	1,865	(1,333)
Total Comprehensive Income	$3,774	$2,863
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2025	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2024	5,787,744	$2,412	$86,373	$90,856	$(15,028)	$(17,235)	$147,378
Comprehensive Income:
Net Income	—	—	—	1,909	—	—	1,909
Other Comprehensive Income	—	—	—	—	—	1,865	1,865
Restricted Stock Awards Granted	25,235	10	(10)	—	—	—	—
Restricted Stock Awards Forfeited	(200)	—	2	—	(2)	—	—
Stock-Based Compensation Expense	—	—	223	—	—	—	223
Exercise of Stock Options	15,938	7	372	—	194	—	573
Treasury stock purchased, at cost (82,923 shares)	—	—	—	—	(2,378)	—	(2,378)
Dividends Paid ($0.25 Per Share)	—	—	—	(1,281)	—	—	(1,281)
March 31, 2025	5,828,717	$2,429	$86,960	$91,484	$(17,214)	$(15,370)	$148,289

Three Months Ended March 31, 2024	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2023	5,759,378	$2,400	$85,334	$83,392	$(14,545)	$(16,747)	$139,834
Comprehensive Income:
Net Income	—	—	—	4,196	—	—	4,196
Other Comprehensive Loss	—	—	—	—	—	(1,333)	(1,333)
Restricted Stock Awards Forfeited	(1,000)	—	—	—	—	—	—
Restricted Stock Awards Granted	25,410	11	(11)	—	—	—	—
Stock-Based Compensation Expense	—	—	178	—	—	—	178
Treasury Stock Purchased, at cost (222 shares)	—	—	—	—	(5)	—	(5)
Dividends Paid ($0.25 Per Share)	—	—	—	(1,280)	—	—	(1,280)
March 31, 2024	5,783,788	$2,411	$85,501	$86,308	$(14,550)	$(18,080)	$141,590

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2025	2024
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$1,909	$4,196
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net Accretion on Securities	(26)	(212)
Depreciation and Amortization	442	718
Provision (Recovery) for Credit Losses - Loans	68	(143)
(Recovery) Provision for Credit Losses - Unfunded Commitments	(108)	106
Loss on Securities	69	166
Gain on Purchased Tax Credits	(4)	(12)
Income from Bank-Owned Life Insurance	(149)	(148)
Gain on Bank-Owned Life Insurance Death Benefit Claims	—	(915)
Proceeds From Mortgage Loans Sold	2,063	994
Originations of Mortgage Loans for Sale	(1,774)	(972)
Gain on Sale of Loans	(22)	(22)
Gain on Sale of Other Real Estate Owned and Repossessed Assets	—	(7)
Noncash Expense for Stock-Based Compensation	223	178
Decrease (Increase) in Accrued Interest Receivable	57	(162)
Gain on Disposal of Premises and Equipment	—	(274)
Increase (Decrease) in Deferred Income Tax	510	(300)
Increase in Taxes Payable	384	925
(Decrease) Increase in Accrued Interest Payable	(46)	399
Other, Net	431	(1,255)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,027	3,260
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	14,171	3,082
Purchases of Securities	(10,069)	(19,770)
Proceeds from Sale of Securities	1,680	—
Net Decrease in Loans	7,466	24,482
Purchase of Premises and Equipment	(101)	(970)
Proceeds from Disposal of Premises and Equipment	—	988
Proceeds From Sale of Other Real Estate Owned	—	169
Decrease in Restricted Equity Securities	34	177
NET CASH PROVIDED BY INVESTING ACTIVITIES	13,181	8,158
FINANCING ACTIVITIES
Net Decrease in Deposits	(2,420)	(4,665)
Cash Dividends Paid	(1,281)	(1,280)
Treasury Stock, Purchases at Cost	(2,378)	(5)
Exercise of Stock Options	573	—
NET CASH USED IN FINANCING ACTIVITIES	(5,506)	(5,950)
INCREASE IN CASH AND CASH EQUIVALENTS	11,702	5,468
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	49,572	68,223
CASH AND DUE FROM BANKS AT END OF PERIOD	$61,274	$73,691

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2025	2024
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $6,302 and $5,736, Respectively)	$6,581	$5,995
Income Taxes	1,000	32
SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer of Loans from Loans Held for Sale to Portfolio	403	—
Proceeds Receivable from Claims on Bank-Owned Life Insurance	—	2,679
Securities Purchased Not Settled	—	10,075
Syndicated Loans Purchased and Sold Not Settled, net	2,985	10,550
Right of Use Asset Recognized	—	1,042
Lease Liability Recognized	—	1,042
Unfunded Commitment in Low Income Housing Tax Credit	4,995	—
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc. (“CB Financial”) and its wholly owned subsidiary, Community Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Exchange Underwriters, Inc. (“Exchange Underwriters” or "EU"). CB Financial, the Bank and Exchange Underwriters are collectively referred to as the “Company”. All intercompany transactions and balances have been eliminated in consolidation.
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
In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of results for a full year.
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
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that at March 31, 2025 and December 31, 2024, the Company had one reportable segment, community banking services.
Critical Accounting Policies; Use of Critical Accounting Estimates
The disclosures below supplement the accounting policies disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.
Allowance for Credit Losses (ACL)
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

Changes in the ACL are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available-for-sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.0 million at March 31, 2025 and $3.9 million at December 31, 2024 and is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $1.5 million at March 31, 2025 and $1.7 million at December 31, 2024 and is excluded from the estimate of credit losses.

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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE); this ASU was then superseded by ASU 2025-01, Clarifying the Effective Date, to clarify the effective date for interim reporting. Collectively, these ASU's require that public entities on an annual and interim basis disclose specific natural expenses contained within each relevant income statement expense caption. These specified natural expenses are: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion and amortization recognized as part of oil- and gas- producing activities (DD&A). This ASU is effective for public entities for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company does not expect the adoption of the ASU to have a material effect on the Company's consolidated statements of financial condition and results of operations.

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
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three Months Ended March 31,
	2025	2024
(Dollars in thousands, except share and per share data)

Net Income	$1,909	$4,196

Weighted-Average Basic Common Shares Outstanding	5,125,577	5,129,903
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	345,429	12,383
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,471,006	5,142,286

Earnings Per Share:
Basic	$0.37	$0.82
Diluted	0.35	0.82
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

	Three Months Ended March 31,
	2025	2024
Stock Options	24,310	315,566
Restricted Stock	25,235	30,385

Note 3. Securities
The following tables present the amortized cost and fair value of securities available-for-sale at the dates indicated:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,997	$—	$(879)	$4,118
Obligations of States and Political Subdivisions	3,500	6	(87)	3,419
Mortgage-Backed Securities - Government-Sponsored Enterprises	52,647	231	(2,658)	50,220
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	108,797	73	(14,415)	94,455
Collateralized Loan Obligations	97,922	8	(278)	97,652
Corporate Debt	9,477	—	(1,532)	7,945
Total Available-for-Sale Debt Securities	277,340	318	(19,849)	257,809

Equity Securities:
Mutual Funds				890
Total Securities				$258,699

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,996	$—	$(1,051)	$3,945
Obligations of States and Political Subdivisions	3,496	—	(149)	3,347
Mortgage-Backed Securities - Government-Sponsored Enterprises	53,628	—	(3,265)	50,363
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	111,076	—	(16,119)	94,957
Collateralized Loan Obligations	98,741	96	(58)	98,779
Corporate Debt	9,479	—	(1,356)	8,123
Total Available-for-Sale Debt Securities	281,416	96	(21,998)	259,514

Equity Securities:
Mutual Funds				879
Other				1,760
Total Equity Securities				2,639
Total Securities				$262,153

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	March 31, 2025
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	1	$4,118	$(879)	1	$4,118	$(879)
Obligations of States and Political Subdivisions	1	531	(5)	5	2,332	(82)	6	2,863	(87)
Mortgage Backed Securities- Government-Sponsored Enterprises	1	4,309	(43)	8	15,104	(2,615)	9	19,413	(2,658)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	2	14,948	(79)	21	71,477	(14,336)	23	86,425	(14,415)
Collateralized Loan Obligations	10	64,196	(252)	1	10,031	(26)	11	74,227	(278)
Corporate Debt	—	—	—	3	7,945	(1,532)	3	7,945	(1,532)
Total	14	$83,984	$(379)	39	$111,007	$(19,470)	53	$194,991	$(19,849)

	December 31, 2024
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	1	$3,945	$(1,051)	1	$3,945	$(1,051)
Obligations of States and Political Subdivisions	2	1,068	(16)	5	2,279	(133)	7	3,347	(149)
Mortgage Backed Securities- Government-Sponsored Enterprises	5	35,232	(222)	8	15,131	(3,043)	13	50,363	(3,265)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	4	31,208	(662)	20	63,749	(15,457)	24	94,957	(16,119)
Collateralized Loan Obligations	5	27,564	(58)	—	—	—	5	27,564	(58)
Corporate Debt	—	—	—	3	8,123	(1,356)	3	8,123	(1,356)
Total	16	$95,072	$(958)	37	$93,227	$(21,040)	53	$188,299	$(21,998)

For debt securities, the Company does not believe that any individual unrealized loss as of March 31, 2025 or December 31, 2024, represents a credit related impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate a credit related impairment. The unrealized losses on securities at March 31, 2025 and December 31, 2024 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Total securities available to be pledged have a fair value of $239.8 million at March 31, 2025 and $251.3 million at December 31, 2024 of which securities with a fair value of $163.1 million and $176.2 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure uninsured public deposits, borrowings or for other purposes as required or permitted by law.
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

	March 31, 2025
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$37	$37
Due after One Year through Five Years	692	682
Due after Five Years through Ten Years	48,402	45,997
Due after Ten Years	228,209	211,093
Total	$277,340	$257,809
The following table presents the loss on equity securities from both realized sales and unrealized market adjustments for the periods indicated. There was no realized gain or loss on sales of debt securities for the periods indicated. All losses presented in the table below are reported in Net Loss on Securities on the Consolidated Statements of Income.

	Three Months Ended March 31,
	2025	2024
(Dollars in thousands)

Equity Securities
Net Unrealized Loss Recognized on Securities Held	$(56)	$(166)
Net Realized Loss Recognized on Securities Sold	(13)	—
Net Loss on Equity Securities	$(69)	$(166)
Net Loss on Securities	$(69)	$(166)
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
The following table presents the classifications of loans as of the dates indicated:

	March 31, 2025	December 31, 2024
(Dollars in thousands)

Real Estate:
Residential	$334,744	$337,990
Commercial	497,316	485,513
Construction	54,597	54,705
Commercial and Industrial	107,419	112,047
Consumer	61,854	70,508
Other	32,564	31,863
Total Loans	1,088,494	1,092,626
Allowance for Credit Losses	(9,819)	(9,805)
Loans, Net	$1,078,675	$1,082,821
Included in total loans above are unamortized net deferred loan fees of $896,000 and $846,000 at March 31, 2025 and December 31, 2024, respectively.
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

	Classified Loans by Origination Year (as of March 31, 2025)
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$3,257	$18,488	$31,584	$45,939	$41,128	$170,600	$18,007	$329,003
Special Mention	—	—	—	2,566	—	—	—	2,566
Substandard	—	—	2,205	—	—	970	—	3,175
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	3,257	18,488	33,789	48,505	41,128	171,570	18,007	334,744
Commercial
Pass	17,778	64,171	53,004	68,639	82,096	192,369	2,390	480,447
Special Mention	—	5,897	527	—	3,441	1,748	—	11,613
Substandard	—	—	—	176	—	5,080	—	5,256
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	17,778	70,068	53,531	68,815	85,537	199,197	2,390	497,316
Construction
Pass	—	11,968	20,782	14,574	269	—	—	47,593
Special Mention	—	—	—	—	—	7,004	—	7,004
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	—	11,968	20,782	14,574	269	7,004	—	54,597
Commercial and Industrial
Pass	6,736	27,753	24,431	11,541	5,337	7,755	20,324	103,877
Special Mention	—	—	197	—	—	3,145	200	3,542
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	6,736	27,753	24,628	11,541	5,337	10,900	20,524	107,419
Consumer
Pass	238	667	8,138	27,884	12,936	6,691	5,170	61,724
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	35	95	—	130
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	238	667	8,138	27,884	12,971	6,786	5,170	61,854
Other
Pass	—	164	4,037	22,210	23	5,012	1,118	32,564
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	—	164	4,037	22,210	23	5,012	1,118	32,564
Total Loans	$28,009	$129,108	$144,905	$193,529	$145,265	$400,469	$47,209	$1,088,494
Gross Charge Offs	$—	$—	$19	$4	$1	$94	$17	$135

	Classified Loans by Origination Year (as of December 31, 2024)
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$16,932	$34,311	$46,602	$41,652	$54,422	$122,083	$18,015	$334,017
Special Mention	—	—	2,586	—	—	—	—	2,586
Substandard	—	—	50	—	—	1,337	—	1,387
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	16,932	34,311	49,238	41,652	54,422	123,420	18,015	337,990
Commercial
Pass	64,438	52,178	67,336	82,578	45,959	147,557	2,839	462,885
Special Mention	5,919	1,683	2,214	4,496	280	2,782	—	17,374
Substandard	—	—	175	—	—	5,079	—	5,254
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	70,357	53,861	69,725	87,074	46,239	155,418	2,839	485,513
Construction
Pass	11,987	21,145	14,342	269	—	—	—	47,743
Special Mention	—	—	—	—	6,962	—	—	6,962
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	11,987	21,145	14,342	269	6,962	—	—	54,705
Commercial and Industrial
Pass	33,295	25,063	12,280	5,546	4,374	4,530	20,338	105,426
Special Mention	—	200	—	—	—	3,221	3,200	6,621
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	33,295	25,263	12,280	5,546	4,374	7,751	23,538	112,047
Consumer
Pass	779	8,980	31,806	14,973	4,809	3,519	5,429	70,295
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	42	21	150	—	213
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	779	8,980	31,806	15,015	4,830	3,669	5,429	70,508
Other
Pass	178	4,039	21,877	27	571	4,553	618	31,863
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	178	4,039	21,877	27	571	4,553	618	31,863
Total Loans	$133,528	$147,599	$199,268	$149,583	$117,398	$294,811	$50,439	$1,092,626
Gross Charge Offs	$—	$46	$329	$57	$54	$52	$114	$652

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	March 31, 2025
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$330,678	$2,016	$—	$—	$2,016	$2,050	$334,744
Commercial	496,271	856	—	—	856	189	497,316
Construction	54,597	—	—	—	—	—	54,597
Commercial and Industrial	107,223	—	196	—	196	—	107,419
Consumer	61,231	487	6	—	493	130	61,854
Other	32,564	—	—	—	—	—	32,564
Total Loans	$1,082,564	$3,359	$202	$—	$3,561	$2,369	$1,088,494

	December 31, 2024
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$331,705	$2,926	$1,971	$—	$4,897	$1,388	$337,990
Commercial	484,959	366	—	—	366	188	485,513
Construction	54,705	—	—	—	—	—	54,705
Commercial and Industrial	112,047	—	—	—	—	—	112,047
Consumer	69,454	809	32	—	841	213	70,508
Other	31,863	—	—	—	—	—	31,863
Total Loans	$1,084,733	$4,101	$2,003	$—	$6,104	$1,789	$1,092,626
Additional interest income that would have been recorded if the loans that were nonaccrual at March 31, 2025 were current was $52,000 for the three months ended March 31, 2025, and $20,000 for the three months ended March 31, 2024.

The following table sets forth the amounts for amortized cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the dates indicated.

	March 31, 2025
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$2,050	$—	$—	$2,050
Commercial	189	—	—	189
Consumer	130	—	—	130
Total Nonaccrual Loans	$2,369	$—	$—	2,369

Total Other Real Estate Owned				—

Total Nonperforming Assets				$2,369

	December 31, 2024
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,388	$—	$—	$1,388
Commercial	188	—	—	188
Consumer	213	—	—	213
Total Nonaccrual Loans	$1,789	$—	$—	1,789

Total Other Real Estate Owned				—

Total Nonperforming Assets				$1,789
No interest income on nonaccrual loans was recognized during the three months ended March 31, 2025 and March 31, 2024.
All modifications and refinancing, including those with borrowers that are experiencing financial difficulty are subject to the modification guidance in ASC 310-20. Loan modifications could meet the definition of a new loan if certain terms of the loan are modified to the benefit of the lender and the modification to the terms of the loan are more than minor. Both of these criteria have to be met to define the modification as a new loan. If a loan modification meets the criteria of new loan, then the new loan should include the remaining net investment in the original loan, additional funds advanced, fees received, and direct loan origination costs with the refinancing or restructuring. Additionally, the effective interest rate should be recalculated based on the amortized cost basis of the new loan and a reassessment of contractual cash flow. For the three months ended March 31, 2025 and March 31, 2024, there were no new loan modifications to borrowers experiencing financial difficulty.
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $720,000 and $1.2 million at March 31, 2025 and December 31, 2024, respectively.

The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2024	$2,926	$3,103	$1,264	$1,584	$687	$241	$9,805
Charge-offs	—	—	—	—	(135)	—	(135)
Recoveries	1	—	—	43	37	—	81
(Recovery) Provision for Credit Losses - Loans	(31)	25	(37)	121	(3)	(7)	68
March 31, 2025	$2,896	$3,128	$1,227	$1,748	$586	$234	$9,819

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2023	$3,129	$2,630	$639	$1,693	$1,367	$249	$9,707
Charge-offs	(1)	—	—	(12)	(50)	—	(63)
Recoveries	11	—	—	43	27	—	81
(Recovery) Provision for Credit Losses - Loans	(307)	318	231	(137)	(260)	12	(143)
March 31, 2024	$2,832	$2,948	$870	$1,587	$1,084	$261	$9,582
Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. During the three months ended March 31, 2025, there were $7.9 million of loans that required specific valuation allowances of $570,000. During the three months ended March 31, 2024, there were no loans that required a credit loss to be individually assigned.
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

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2024	$691
Recovery for Credit Losses - Unfunded Commitments	(108)
Balance at March 31, 2025	$583

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2023	$500
Provision for Credit Losses - Unfunded Commitments	106
Balance at March 31, 2024	$606

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

	March 31, 2025	December 31, 2024
(Dollars in Thousands)
Derivatives not Designated as Hedging Instruments
Risk Participation Agreements:
Credit Value Adjustment	$(76)	$(66)
Notional Amount	19,841	18,158
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair Value Adjustment	(1,015)	(801)
Notional Amount	75,000	75,000
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
There were no transfers into or out of Level 3 during the three months ended March 31, 2025 or year ended December 31, 2024.
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Hierarchy	March 31, 2025	December 31, 2024
(Dollars in thousands)

ASSETS
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$4,118	$3,945
Obligations of States and Political Subdivisions	Level 2	3,419	3,347
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	50,220	50,363
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	94,455	94,957
Collateralized Loan Obligations	Level 2	97,652	98,779
Corporate Debt	Level 2	7,945	8,123
Total Available-for-Sale Debt Securities		257,809	259,514

Equity Securities
Mutual Funds	Level 1	890	879
Other	Level 1	—	1,760
Total Equity Securities		890	2,639
Total Securities		$258,699	$262,153
Total Assets		$258,699	$262,153

LIABILITIES
Derivative Financial Liabilities
Interest Rate Swaps	Level 2	$1,015	$801
Risk Participation Agreements	Level 2	76	66
Total Liabilities		$1,091	$867
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

Financial Asset	Fair Value Hierarchy	March 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Individually Evaluated Loans	Level 3	$7,284	Appraisal of Collateral (1)	Appraisal Adjustments (2)	24%	to	100%	26.5%

Financial Asset	Fair Value Hierarchy	December 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Individually Evaluated Loans	Level 3	$5,244	Appraisal of Collateral (1)	Appraisal Adjustments (2)	25%	to	52%	26.2%
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
Individually evaluated loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At March 31, 2025, the fair value of these loans consisted of loan balances of $7.9 million less specific valuation allowances of $570,000. At December 31, 2024, the fair value of these loans consisted of loan balances of $5.6 million less specific valuation allowances of $398,000.
The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. At March 31, 2025 and December 31, 2024, the Company did not have any MSRs that would be required to be remeasured.
Other real estate owned ("OREO") properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the Company did not have any OREO that would be required to be remeasured.
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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		March 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$52,191	$52,191	$39,332	$39,332
Noninterest-Earning	Level 1	9,083	9,083	10,240	10,240
Securities	See Above	258,699	258,699	262,153	262,153
Loans Held for Sale	Level 2	230	230	900	900
Loans, Net	Level 3	1,078,675	1,048,251	1,082,821	1,045,104
Restricted Stock	Level 2	3,021	3,021	3,055	3,055
Mortgage Servicing Rights	Level 3	451	792	466	849
Accrued Interest Receivable	Level 2	5,529	5,529	5,586	5,586
Financial Liabilities:
Deposits	Level 2	1,281,097	1,281,094	1,283,517	1,284,494
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	20,000	20,000	20,004
Subordinated Debt	Level 2	14,728	14,152	14,718	14,206
Derivative Liabilities	Level 2	1,091	1,091	867	867
Accrued Interest Payable	Level 2	2,450	2,450	2,496	2,496
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

The following table presents the unused and available credit balances of financial instruments whose contracts represent credit risk at the dates indicated:

	March 31, 2025	December 31, 2024
(Dollars in thousands)

Standby Letters of Credit	$630	$605
Performance Letters of Credit	668	668
Construction Loans	34,995	41,118
Personal Lines of Credit	7,153	6,959
Overdraft Protection Lines	4,302	4,371
Home Equity Lines of Credit	28,339	27,504
Commercial Lines of Credit	76,436	86,362
Total Commitments	$152,523	$167,587
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
Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of March 31, 2025 and December 31, 2024.
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

	Three Months Ended March 31,
	2025	2024
(Dollars in thousands)

Operating Lease Expense	$117	$77
Variable Lease Expense	12	8
Total Lease Expense	$129	$85

	March 31, 2025	December 31, 2024
(Dollars in thousands)

Operating Leases:
ROU Assets	$2,729	$2,761
Weighted Average Lease Term in Years	10.84	11.07
Weighted Average Discount Rate	4.20%	4.18%

March 31, 2025
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$472
Due After One Year to Two Years	398
Due After Two Years to Three Years	401
Due After Three Years to Four Years	370
Due After Four to Five Years	273
Due After Five Years	1,763
Total	$3,677
Less: Present Value Discount	869
Lease Liabilities	$2,808
There were no new lease agreements which commenced during the three months ended March 31, 2025.
During the three months ended March 31, 2024, the Bank completed the sale and leaseback of a branch office located in Rostraver, Pennsylvania, for a sales price of $1.1 million. As a result, the Bank recorded a pre-tax net gain of $274,000. Concurrently, the Bank entered into a lease agreement with the purchaser under which the Bank will lease the property for an initial term of 20 years with specified renewal options. The lease agreement includes a 2.0% annual rent escalation during the initial term and renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $1.0 million.
Note 9. Segment and Related Information
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company's President and Chief Executive Officer functions as its CODM. At March 31, 2025 and December 31, 2024, the Company had one reportable segment, community banking services, upon which the CODM makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts all with similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.
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

Note 10. Stock Based Compensation
The following table presents stock option information for the period indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2024	377,088	$23.65	5.7
Granted	—	—
Exercised	(24,413)	23.51
Forfeited	(31,792)	23.05
Outstanding Options at March 31, 2025	320,883	$23.72	5.1

Exercisable Options at March 31, 2025	200,163	$24.32	3.3

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at March 31, 2025	120,720	$22.74	8.1

The following table presents restricted stock award information for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2024	65,029	$22.64	3.0
Granted	25,235	30.62
Vested	(15,863)	23.13
Forfeited	(310)	21.50
Nonvested Restricted Stock at March 31, 2025	74,091	$25.26	3.5
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $223,000 and $178,000 for the three months ended March 31, 2025 and 2024. Stock-based compensation expense was $223,000 and $178,000 for the three months ended March 31, 2025 and 2024.
As of March 31, 2025 and December 31, 2024, total unrecognized compensation expense was $535,000 and $701,000, respectively, related to stock options, and $1.8 million and $1.2 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at March 31, 2025 and December 31, 2024 exceeds the exercise price of the stock options. The intrinsic value of stock options was $1.6 million and $1.9 million at March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025 and December 31, 2024, there were 262,265 and 287,500 shares of common stock available and reserved under the 2024 Plan to be issued as restricted stock awards or units based on the terms of the Plan. At March 31, 2025, 25,235 shares have been granted under the 2024 Plan. The 2021 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2024 Plan, no more awards can be granted under the 2021 Plan.
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
The following table presents the balances of the Company's LIHTC investments and related unfunded commitments:

	March 31, 2025	December 31, 2024
(Dollars in thousands)
Low Income Housing Tax Credit Investments	$6,000	$6,000
Less: Amortization	(94)	(55)
Net Low Income Housing Tax Credit Investments	$5,906	$5,945
Unfunded Commitments	$4,995	$4,995
The Company accounts for qualifying LIHTC investments under the proportional amortization method. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
The following table presents other information related to the Company's low income housing tax credit investments:

	Three Months Ended March 31,
	2025	2024
(dollars in thousands)
Tax Credits and Other Tax Benefits Recognized	$50	$—
Proportional Amortization Expense Included in Provision for Income Taxes	$39	$—
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2025, compared to the consolidated financial condition as of December 31, 2024 and the consolidated results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
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
Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in the southwestern Pennsylvania and Ohio Valley market areas.
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
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
(Dollars in thousands)

Interest Income (GAAP)	$17,847	$17,986
Adjustment to FTE Basis	56	39
Interest Income (FTE) (Non-GAAP)	17,903	18,025
Interest Expense (GAAP)	6,536	6,395
Net Interest Income (FTE) (Non-GAAP)	$11,367	$11,630

Net Interest Rate Spread (GAAP)	2.61%	2.67%
Adjustment to FTE Basis	0.02	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	2.63%	2.68%

Net Interest Margin (GAAP)	3.27%	3.36%
Adjustment to FTE Basis	0.01	0.01
Net Interest Margin (FTE) (Non-GAAP)	3.28%	3.37%
Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	March 31, 2025	December 31, 2024
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$148,289	$147,378
Goodwill and Other Intangible Assets, Net	(9,732)	(9,732)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$138,557	$137,646

Common Shares Outstanding (Denominator)	5,099,069	5,132,654

Book Value per Common Share (GAAP)	$29.08	$28.71

Tangible Book Value per Common Share (Non-GAAP)	$27.17	$26.82

Consolidated Statements of Financial Condition Analysis
Assets
Total assets increased $1.9 million, or 0.1%, to $1.483 billion at March 31, 2025 compared to $1.482 billion at December 31, 2024.
Cash and Securities
•Cash and due from banks increased $11.7 million, or 23.6%, to $61.3 million at March 31, 2025, compared to $49.6 million at December 31, 2024.
•Securities decreased $3.5 million, or 1.3%, to $258.7 million at March 31, 2025, compared to $262.2 million at December 31, 2024. The securities balance was primarily impacted by principal repayments on amortizing securities and the sale of equity securities, partially offset by an increase in the market value of the portfolio.
Loans, Allowance for Credit Losses (ACL) and Credit Quality
•Total loans decreased $4.1 million, or 0.4%, to $1.088 billion at March 31, 2025 compared to $1.093 billion at December 31, 2024. This was driven by decreases in consumer, commercial and industrial and residential real estate loans of $8.7 million, $4.6 million and $3.2 million, respectively, partially offset by increases in commercial real estate and other loans of $11.8 million and $701,000, respectively. The decrease in consumer loans resulted from a reduction in indirect automobile loan production due to the discontinuation of this product offering as of June 30, 2023. This portfolio is expected to continue to decline as resources are allocated and production efforts are focused on more profitable commercial products. Excluding the $8.3 million decrease in indirect automobile loans, total loans increased $4.2 million, or 0.4%. Loan production totaled $28.6 million while $15.6 million of loans paid off since December 31, 2024.
•The allowance for credit losses (ACL) was $9.82 million at March 31, 2025 and $9.81 million at December 31, 2024. As a result, the ACL to total loans was 0.90% at both March 31, 2025 and December 31, 2024. The provision for credit losses recorded for the three months ended March 31, 2025 was a net recovery of $40,000 and was primarily impacted by a decrease in unfunded commitments and funding rates.
•Net charge-offs for the three months ended March 31, 2025 were $54,000, or 0.02% of average loans on an annualized basis. Net recoveries for the three months ended March 31, 2024 were $18,000, or 0.01% of average loans on an annualized basis.
•Nonperforming loans, which include nonaccrual loans and accruing loans past due 90 days or more, were $2.4 million at March 31, 2025 and $1.8 million at December 31, 2024. The increase resulted from a $1.1 million residential real estate loan collateralized by mortgages on nine rental real estate properties moving to nonaccrual status during the quarter as a result of past due payments and failure to provide updated financial information. At March 31, 2025, the loan was current. Nonperforming loans to total loans ratio was 0.22% at March 31, 2025 and 0.16% at December 31, 2024.
Accrued Interest Receivable and Other Assets
•Accrued interest and other assets decreased $1.4 million or 4.4%, to $30.1 million at March 31, 2025, compared to $24.8 million at December 31, 2024 due primarily to a $6.0 million investment in a low income housing tax credit project.
Liabilities
Total liabilities increased $1.0 million, or 0.1%, to $1.34 billion at March 31, 2025 compared to $1.33 billion at December 31, 2024.
Deposits
•Total deposits decreased $2.4 million to $1.281 billion as of March 31, 2025 compared to $1.284 billion at December 31, 2024. Time deposits decreased $29.1 million and money market deposits decreased $3.5 million while interest-bearing demand, savings and non interest-bearing demand deposits increased $24.4 million, $6.2 million and $504,000, respectively. This favorable change in the deposit mix was the result of an increased focus on building core banking relationships while strategically reducing time deposit only relationships. Brokered time deposits totaled $39.0 million as of March 31, 2025 and December 31, 2024, all of which mature within three months and were utilized to fund the purchase of floating rate CLO securities. At March 31, 2025, FDIC insured deposits totaled approximately 62.3% of total deposits while an additional 15.2% of total deposits were collateralized with investment securities.
Accrued Interest Payable and Other Liabilities
•Accrued interest payable and other liabilities increased $3.4 million, or 21.3%, to $19.3 million at March 31, 2025, compared to $16.0 million at December 31, 2024 primarily due to the purchase of $3.0 million of syndicated loans not yet settled.

Stockholders’ Equity
Stockholders’ equity increased $911,000, or 0.6%, to $148.3 million at March 31, 2025, compared to $147.4 million at December 31, 2024. The key factors increasing stockholders’ equity were $1.9 million of net income for the current period and a $1.9 million decrease in accumulated other comprehensive loss, which were partially offset by $2.4 million of treasury shares purchased under the stock repurchase program and the payment of $1.3 million in dividends since December 31, 2024.
Book value per common share (GAAP) was $29.08 at March 31, 2025 compared to $28.71 at December 31, 2024, an increase of $0.37. Tangible book value per common share (Non-GAAP) increased $0.35, or 1.3%, to $27.17 compared to $26.82 at December 31, 2024.
Consolidated Results of Operations for the Three Months Ended March 31, 2025 and 2024
Overview. Net income was $1.9 million for the three months ended March 31, 2025, a decrease of $2.3 million compared to net income of $4.2 million for the three months ended March 31, 2024.
Net Interest and Dividend Income. Net interest and dividend income decreased $280,000, or 2.4%, to $11.3 million for the three months ended March 31, 2025 compared to $11.6 million for the three months ended March 31, 2024. Net interest margin (GAAP) decreased to 3.27% for the three months ended March 31, 2025 compared to 3.36% for the three months ended March 31, 2024. Fully Tax Equivalent (FTE) net interest margin (Non-GAAP) decreased 9 basis points (bps) to 3.28% for the three months ended March 31, 2025 compared to 3.37% for the three months ended March 31, 2024.
Interest and Dividend Income
•Interest and dividend income decreased $139,000, or 0.8%, to $17.8 million for the three months ended March 31, 2025 compared to $18.0 million the three months ended March 31, 2024.
◦Interest income on loans decreased $310,000, or 2.1%, to $14.5 million for the three months ended March 31, 2025 compared to $14.8 million for the three months ended March 31, 2024. The average balance of loans decreased $12.8 million to $1.08 billion from $1.09 billion, causing a $293,000 decrease in interest income on loans. The average yield on loans remained stable at 5.50% for both periods despite a 100 bp reduction in the federal funds rate since September 2024. While this led to the downward repricing of variable and adjustable rate loans, the impact was negated by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products.
◦Interest income on taxable investment securities increased $474,000, or 20.6%, to $2.8 million for the three months ended March 31, 2025 compared to $2.3 million for the three months ended March 31, 2024 driven by a $42.6 million increase in average balances coupled with an 8 bp increase in average yield. The increase in volume was driven by a $56.2 million increase in the average balance of collateralized loan obligation (“CLO”) securities as the Bank executed a leverage strategy during 2024 to purchase these assets funded with cash reserves and brokered certificates of deposits.
◦Interest income on interest-earning deposits at other banks decreased $274,000 to $459,000 for the three months ended March 31, 2025 compared to $733,000 for the three months ended March 31, 2024 driven by a 91 bp decrease in the average yield and a $13.8 million decrease in average balances. The decrease in the yield was primarily related to the Federal Reserve’s recent reductions in the federal funds rate.
Interest Expense
•Interest expense increased $141,000, or 2.2%, to $6.5 million for the three months ended March 31, 2025 compared to $6.4 million for the three months ended March 31, 2024.
◦Interest expense on deposits increased $120,000, or 2.0%, to $6.1 million for the three months ended March 31, 2025 compared to $6.0 million for the three months ended March 31, 2024. Interest-bearing deposit balances increased $27.5 million, or 2.8%, to $1.0 billion as of March 31, 2025 compared to $978.3 million as of March 31, 2024, accounting for a $120,000 increase in interest expense.
◦While interest expense increased compared to the same quarter in the prior year, it decreased $1.4 million, or 17.3%, to $6.5 million for the three months ended March 31, 2025 compared to $7.9 million for the three months ended December 31, 2024. Interest-bearing deposits decreased $62.2 million as the Bank strategically reduced brokered deposits and time deposit only relationships. Additionally, the cost of interest-bearing deposits declined from 2.79% for the three months ended December 31, 2024 compared to 2.46% for the three months ended March 31, 2025 due to the change in the deposit mix and the recent Federal Reserve federal funds rate decreases.

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

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,075,083	$14,584	5.50%	$1,087,889	$14,877	5.50%
Debt Securities
Taxable	278,362	2,777	3.99	235,800	2,303	3.91
Equity Securities	2,674	28	4.19	2,693	27	4.01
Interest-Earning Deposits at Banks	45,056	459	4.07	58,887	733	4.98
Other Interest-Earning Assets	3,196	55	6.98	3,235	85	10.57
Total Interest-Earning Assets	1,404,371	17,903	5.17	1,388,504	18,025	5.22
Noninterest-Earning Assets	63,324			54,910
Total Assets	$1,467,695			$1,443,414
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$317,799	1,526	1.95%	$334,880	1,794	2.15%
Money Market Accounts	230,634	1,726	3.04	203,867	1,514	2.99
Savings Accounts	172,322	41	0.10	191,444	59	0.12
Time Deposits	285,093	2,818	4.01	248,118	2,624	4.25
Total Interest-Bearing Deposits	1,005,848	6,111	2.46	978,309	5,991	2.46
Short-Term Borrowings	1,985	23	4.70	—	—	—
Other Borrowings	34,723	402	4.70	34,682	404	4.69
Total Interest-Bearing Liabilities	1,042,556	6,536	2.54	1,012,991	6,395	2.54
Noninterest-Bearing Demand Deposits	265,522			278,691
Total Funding and Cost of Funds	1,308,078		2.03	1,291,682		1.99
Other Liabilities	11,854			11,441
Total Liabilities	1,319,932			1,303,123
Stockholders' Equity	147,763			140,291
Total Liabilities and Stockholders' Equity	$1,467,695			$1,443,414
Net Interest Income (FTE) (Non-GAAP) (3)		$11,367			$11,630
Net Interest-Earning Assets (4)	$361,815			$375,513
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.63%			2.68%
Net Interest Margin (GAAP) (6)			3.27			3.36
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.28			3.37
Return on Average Assets (1)			0.53			1.17
Return on Average Equity (1)			5.24			12.03
Average Equity to Average Assets			10.07			9.72
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.70			137.07
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

	Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$(293)	$—	$(293)
Debt Securities:
Taxable	426	48	474
Equity Securities	—	1	1
Cash at Other Banks	(155)	(119)	(274)
Other Interest-Earning Assets	(1)	(29)	(30)
Total Interest-Earning Assets	(23)	(99)	(122)

Interest Expense:
Deposits	120	—	120
Short-Term Borrowings	23	—	23
Other Borrowings	(3)	1	(2)
Total Interest-Bearing Liabilities	140	1	141
Change in Net Interest and Dividend Income	$(163)	$(100)	$(263)
Provision for Credit Losses. The provision for credit losses recorded for the three months ended March 31, 2025 was a net recovery of $40,000. The provision for credit losses - loans was $68,000 and was primarily due to an increase in specific reserves required on individually evaluated loans and qualitative adjustments on economic factors. The provision for credit losses - unfunded commitments was a recovery of $108,000 and was due to decreases in unfunded commitments and funding rates. This compared to a net recovery of $37,000 recorded for the three months ended March 31, 2024 as the provision for credit losses - loans was a recovery of $143,000 and was primarily due to a decrease in loan balances while the provision for credit losses - unfunded commitments was $106,000 and was due to an increase in qualitative factors.
Noninterest Income. Noninterest income decreased $1.1 million, or 58.9%, to $787,000 for the three months ended March 31, 2025, compared to $1.9 million for the three months ended March 31, 2024. This decrease resulted primarily as prior period results included a $915,000 gain on bank owned life insurance resulting from one death claim and a $274,000 gain on the disposal of premises and equipment from the sale of one branch office building.
Noninterest Expense. Noninterest expense increased $1.4 million, or 16.3%, to $9.8 million for the three months ended March 31, 2025 compared to $8.4 million for the three months ended March 31, 2024. Salaries and benefits increased $1.5 million, or 31.9%, to $6.0 million primarily due to $1.0 million of one-time non-recurring expenses recognized for the three months ended March 31, 2025 associated with the previously announced reduction in force, merit increases, revenue producing staff additions and higher insurance benefit costs. Data processing expense increased $105,000 due to costs associated with a new loan origination system and financial dashboard platform implemented during mid-2024. Equipment expense increased $66,000 due to higher depreciation expense associated with interactive teller machines, security system upgrades and other equipment placed into service in 2024. Legal and professional fees increased $50,000 primarily due to timing differences related to external audit and tax services. Contracted services increased $29,000 due to costs associated with website administration and equity compensation management added during mid-2024 and treasury product consulting services started in the current year. These increases were partly offset as intangible amortization decreased $341,000 as the Bank’s core deposit intangibles were fully amortized in 2024.

Income Taxes. Income tax expense was $427,000 for the three months ended March 31, 2025 compared to $920,000 for the three months ended March 31, 2024. This change was primarily driven by a decrease in pre-tax income to $2.3 million for the three months ended March 31, 2025 compared to $5.1 million for the three months ended March 31, 2024.
Off-Balance Sheet Arrangements
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of March 31, 2025 and December 31, 2024.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at March 31, 2025 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $61.3 million at March 31, 2025. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $95.6 million at March 31, 2025. In addition, at March 31, 2025, the Company had the ability to borrow up to $508.3 million from the FHLB of Pittsburgh, of which $486.4 million was available. The Company also has the ability to borrow up to $75.2 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both March 31, 2025 and December 31, 2024, currently these credit arrangements have remained unused.
At March 31, 2025, $237.3 million, or 88.6% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered. At March 31, 2025, the Bank's current deposit portfolio is 62.3% insured by the FDIC, and with additional coverage of 15.2% from the Bank's investment securities; of the total deposits held at the Bank only 22.5% are uninsured.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At March 31, 2025, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $15.1 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At March 31, 2025 and December 31, 2024, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	March 31, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$153,046	14.94%	$152,238	14.78%
For Capital Adequacy Purposes	46,104	4.50	46,366	4.50
To Be Well Capitalized	66,595	6.50	66,973	6.50

Tier 1 Capital (to risk weighted assets)
Actual	153,046	14.94	152,238	14.78
For Capital Adequacy Purposes	61,473	6.00	61,821	6.00
To Be Well Capitalized	81,963	8.00	82,428	8.00

Total Capital (to risk weighted assets)
Actual	163,448	15.95	162,733	15.79
For Capital Adequacy Purposes	81,963	8.00	82,428	8.00
To Be Well Capitalized	102,454	10.00	103,035	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	153,046	10.36	152,238	9.98
For Capital Adequacy Purposes	59,092	4.00	60,996	4.00
To Be Well Capitalized	73,864	5.00	76,245	5.00

Loan Credit Exposure
Refer to the "Lending Activities" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a description of each loan portfolio segment.
At March 31, 2025, the Company's loans totaled $1.088 billion, representing a $4.1 million, or 0.4%, decrease compared to $1.093 billion at December 31, 2024.
The table below provides the composition of the loan portfolio:

	March 31, 2025		December 31, 2024
(Dollars in thousands)

Real Estate:
Residential	$334,744	30.8%	$337,990	30.9%
Commercial	497,316	45.7%	485,513	44.4%
Construction	54,597	5.0%	54,705	5.0%
Commercial and Industrial	107,419	9.9%	112,047	10.3%
Consumer	61,854	5.7%	70,508	6.5%
Other	32,564	2.9%	31,863	2.9%
Total Loans	$1,088,494	100.0%	$1,092,626	100.0%
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
The Company's CRE portfolio totaled $497.3 million at March 31, 2025, a increase of $11.8 million, or 2.4%, compared to December 31, 2024. CRE loans are concentrated in the Pittsburgh metropolitan area.
The tables below provides further detail of the composition of the CRE portfolio as of March 31, 2025:

(Dollars in thousands)	CRE Nonowner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
Multifamily	$93,705	24.20%	$781	76.42%
Retail Space	95,974	24.78%	1,315	71.00%
Warehouse Space	60,870	15.72%	1,416	59.69%
Office Space	49,974	12.91%	961	67.10%
Manufacturing	22,127	5.71%	1,702	59.90%
Medical Facilities	18,851	4.87%	1,109	65.40%
Hotels	3,316	0.86%	3,316	42.48%
Senior Housing	13,773	3.56%	1,530	59.68%
Oil & Gas	5,269	1.36%	1,054	45.16%
Other	23,366	6.03%	835	59.69%
Total Nonowner Occupied CRE	$387,225	100.00%	$1,073	67.44%
(1) Based on collateral value at the time of loan origination.

(Dollars in Thousands)	CRE Owner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
Retail Space	$30,807	27.98%	$670	75.96%
Warehouse Space	19,057	17.31%	560	52.65%
Office Space	8,327	7.57%	333	86.72%
Medical Facilities	8,965	8.14%	690	76.12%
Manufacturing	3,395	3.08%	309	56.67%
Oil & Gas	670	0.61%	45	33.88%
Hotels	5,918	5.38%	1,973	27.21%
Other	32,952	29.93%	428	56.08%
Total Owner Occupied CRE	$110,091	100.00%	$481	63.41%
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
The table below sets forth, as of March 31, 2025, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Changes presented in the table below are within the policy limits approved by the Board of Directors.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+400	$182,461	$(28,500)	(13.5)%	13.98%	(85)	$54,925	$3,481	6.8%
+300	188,786	(22,175)	(10.5)	14.18	(65)	54,021	2,577	5.0
+200	196,455	(14,506)	(6.9)	14.44	(39)	53,187	1,743	3.4
+100	204,030	(6,931)	(3.3)	14.66	(17)	52,351	907	1.8
Flat	210,961	—	—	14.83	—	51,444	—	—
(100)	215,805	4,844	2.3	14.84	1	50,381	(1,063)	(2.1)
(200)	220,373	9,412	4.5	14.82	(1)	49,292	(2,152)	(4.2)
(300)	223,001	12,040	5.7	14.66	(17)	47,682	(3,762)	(7.3)
(400)	218,316	7,355	3.5	14.08	(75)	46,169	(5,275)	(10.3)
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in such Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The Company made the following purchases of its common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)
January 1-31, 2025	10,388	$28.04	10,388	$291,247
February 1-28, 2025	27,676	29.49	27,676	816,165
March 1-31, 2025	43,260	28.27	43,260	1,222,819
Total	81,324	$28.66	81,324
(1) On July 22, 2024, the Company announced that the Board had approved a program commencing on July 25, 2024 to repurchase up to 5%, or 257,095 shares, of the Company's then outstanding common stock. This repurchase program is set to expire on July 25, 2025. In connection with the program, the Company has purchased a total of 105,252 shares of the Company's common stock at an average price of $28.39 per share.
(2) Based on the closing price of the Company's common stock on March 31, 2025, which was $28.45.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of SEC Regulation S-K).

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
101
The following materials for the quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	May 9, 2025	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	May 9, 2025	/s/ Amanda L. Engles
Amanda L. Engles
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)