Form 10-Q
period 2025-06-30
CB Financial Services, Inc.
filed 2025-08-08
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2025, the number of shares outstanding of the Registrant’s Common Stock was 4,985,558.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2025	December 31, 2024
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$50,487	$39,332
Noninterest-Earning	14,019	10,240
Total Cash and Due From Banks	64,506	49,572

Securities:
Available-for-Sale Debt Securities, at Fair Value	266,281	259,514
Equity Securities, at Fair Value	890	2,639
Total Securities	267,171	262,153
Loans Held for Sale	512	900
Loans, Net of Allowance for Credit Losses of $9,722 and $9,805 at June 30, 2025 and December 31, 2024, Respectively	1,101,102	1,082,821
Premises and Equipment, Net	20,223	20,708
Bank-Owned Life Insurance	24,506	24,209
Goodwill	9,732	9,732
Accrued Interest Receivable and Other Assets	30,232	31,469
TOTAL ASSETS	$1,517,984	$1,481,564

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$278,685	$267,896
Interest-Bearing Demand Accounts	353,448	316,764
Money Market Accounts	225,141	231,458
Savings Accounts	172,021	170,530
Time Deposits	280,137	296,869
Total Deposits	1,309,432	1,283,517

Other Borrowings	34,738	34,718
Accrued Interest Payable and Other Liabilities	25,452	15,951
TOTAL LIABILITIES	1,369,622	1,334,186

STOCKHOLDERS' EQUITY
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,832,117 Shares Issued and 4,972,300 Shares Outstanding at June 30, 2025, with 5,787,744 and 5,132,654 Shares Issued and Outstanding at December 31, 2024.	2,430	2,412
Capital Surplus	87,190	86,373
Retained Earnings	94,178	90,856
Treasury Stock, at Cost (859,817 and 655,090 Shares at June 30, 2025 and December 31, 2024, Respectively)	(21,120)	(15,028)
Accumulated Other Comprehensive Loss	(14,316)	(17,235)
TOTAL STOCKHOLDERS' EQUITY	148,362	147,378
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,517,984	$1,481,564
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$15,492	$14,670	$30,020	$29,508
Investment Securities:
Taxable	2,860	2,844	5,637	5,148
Dividends	9	27	37	54
Other Interest and Dividend Income	399	1,398	912	2,216
TOTAL INTEREST AND DIVIDEND INCOME	18,760	18,939	36,606	36,926
INTEREST EXPENSE
Deposits	5,721	7,065	11,833	13,056
Short-Term Borrowings	108	—	131	—
Other Borrowings	391	404	792	808
TOTAL INTEREST EXPENSE	6,220	7,469	12,756	13,864
NET INTEREST AND DIVIDEND INCOME	12,540	11,470	23,850	23,062
(Recovery) Provision For Credit Losses - Loans	(136)	12	(68)	(130)
Provision (Recovery) For Credit Losses - Unfunded Commitments	144	(48)	36	57
NET INTEREST AND DIVIDEND INCOME AFTER NET PROVISION (RECOVERY) FOR CREDIT LOSSES	12,532	11,506	23,882	23,135
NONINTEREST INCOME
Service Fees	559	354	1,021	769
Insurance Commissions	1	1	2	3
Other Commissions	66	22	129	84
Net Gain on Sales of Loans	26	9	49	30
Net Loss on Securities	—	(31)	(69)	(197)
Net Gain on Purchased Tax Credits	4	12	7	25
Net Gain on Disposal of Premises and Equipment	—	—	—	274
Income from Bank-Owned Life Insurance	148	147	297	295
Net Gain on Bank-Owned Life Insurance Claims	—	—	—	915
Other Income	127	174	282	406
TOTAL NONINTEREST INCOME	931	688	1,718	2,604
NONINTEREST EXPENSE
Salaries and Employee Benefits	5,088	4,425	11,124	9,001
Occupancy	616	940	1,366	1,689
Equipment	372	298	702	562
Data Processing	761	1,011	1,558	1,703
Federal Deposit Insurance Corporation Assessment	203	161	379	290
Pennsylvania Shares Tax	143	297	400	595
Contracted Services	382	390	692	671
Legal and Professional Fees	117	208	378	420
Advertising	124	78	242	206
Other Real Estate Owned	1	37	2	14
Amortization of Intangible Assets	—	264	—	605
Other Expense	941	875	1,706	1,656
TOTAL NONINTEREST EXPENSE	8,748	8,984	18,549	17,412
Income Before Income Tax Expense	4,715	3,210	7,051	8,327
Income Tax Expense	766	560	1,193	1,480
NET INCOME	$3,949	$2,650	$5,858	$6,847
EARNINGS PER SHARE
Basic	$0.79	$0.52	$1.15	$1.33
Diluted	0.74	0.51	1.09	1.33
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,022,813	5,142,139	5,073,911	5,136,021
Diluted	5,332,026	5,152,657	5,387,924	5,151,188
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in thousands)

Net Income	$3,949	$2,650	$5,858	$6,847

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities Available-for-Sale	1,339	(344)	3,711	(1,972)
Income Tax Effect	(285)	73	(792)	368

Other Comprehensive Income (Loss), Net of Income Tax Effect	1,054	(271)	2,919	(1,604)
Total Comprehensive Income	$5,003	$2,379	$8,777	$5,243
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2025	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

March 31, 2025	5,828,717	$2,429	$86,960	$91,484	$(17,214)	$(15,370)	$148,289
Comprehensive Income:
Net Income	—	—	—	3,949	—	—	3,949
Other Comprehensive Income	—	—	—	—	—	1,054	1,054
Stock-Based Compensation Expense	—	—	193	—	—	—	193
Exercise of Stock Options	3,400	1	84	—	487	—	572
Treasury stock purchased, at cost (151,893 shares)	—	—	(47)	—	(4,393)	—	(4,440)
Dividends Paid ($0.25 Per Share)	—	—	—	(1,255)	—	—	(1,255)
June 30, 2025	5,832,117	$2,430	$87,190	$94,178	$(21,120)	$(14,316)	$148,362

Three Months Ended June 30, 2024	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

March 31, 2024	5,783,788	$2,411	$85,501	$86,308	$(14,550)	$(18,080)	$141,590
Comprehensive Income:
Net Income	—	—	—	2,650	—	—	2,650
Other Comprehensive Loss	—	—	—	—	—	(271)	(271)
Restricted Stock Awards Forfeited	(200)	(1)	19	—	(18)	—	—
Stock-Based Compensation Expense	—	—	198	—	—	—	198
Dividends Paid ($0.25 Per Share)	—	—	—	(1,285)	—	—	(1,285)
June 30, 2024	5,783,588	$2,410	$85,718	$87,673	$(14,568)	$(18,351)	$142,882

The accompanying notes are an integral part of these consolidated financial statements

Six Months Ended June 30, 2025	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2024	5,787,744	$2,412	$86,373	$90,856	$(15,028)	$(17,235)	$147,378
Comprehensive Income:
Net Income	—	—	—	5,858	—	—	5,858
Other Comprehensive Income	—	—	—	—	—	2,919	2,919
Restricted Stock Awards Granted	25,235	10	(10)	—	—	—	—
Restricted Stock Awards Forfeited	(200)	—	2	—	(2)	—	—
Stock-Based Compensation Expense	—	—	416	—	—	—	416
Exercise of Stock Options	19,338	8	456	—	682	—	1,146
Treasury stock purchased, at cost (234,816 shares)	—	—	(47)	—	(6,772)	—	(6,819)
Dividends Paid ($0.50 Per Share)	—	—	—	(2,536)	—	—	(2,536)
June 30, 2025	5,832,117	$2,430	$87,190	$94,178	$(21,120)	$(14,316)	$148,362

Six Months Ended June 30, 2024	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2023	5,759,378	$2,400	$85,334	$83,392	$(14,545)	$(16,747)	$139,834
Comprehensive Income:
Net Income	—	—	—	6,847	—	—	6,847
Other Comprehensive Loss	—	—	—	—	—	(1,604)	(1,604)
Restricted Stock Awards Forfeited	(1,200)	(1)	19	—	(18)	—	—
Restricted Stock Awards Granted	25,410	11	(11)	—	—	—	—
Stock-Based Compensation Expense	—	—	376	—	—	—	376
Treasury Stock Purchased, at cost (222 shares)	—	—	—	—	(5)	—	(5)
Dividends Paid ($0.50 Per Share)	—	—	—	(2,566)	—	—	(2,566)
June 30, 2024	5,783,588	$2,410	$85,718	$87,673	$(14,568)	$(18,351)	$142,882
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2025	2024
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$5,858	$6,847
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net Accretion on Securities	(78)	(403)
Depreciation and Amortization	894	1,400
Recovery for Credit Losses - Loans	(68)	(130)
Provision for Credit Losses - Unfunded Commitments	36	57
Loss on Securities	69	197
Gain on Purchased Tax Credits	(7)	(25)
Income from Bank-Owned Life Insurance	(297)	(295)
Gain on Bank-Owned Life Insurance Death Benefit Claims	—	(915)
Proceeds From Mortgage Loans Sold	3,856	1,631
Originations of Mortgage Loans for Sale	(3,822)	(2,233)
Gain on Sale of Loans	(49)	(30)
Gain on Sale of Other Real Estate Owned and Repossessed Assets	—	30
Noncash Expense for Stock-Based Compensation	416	376
Increase in Accrued Interest Receivable	(233)	(568)
Gain on Disposal of Premises and Equipment	—	(274)
Increase (Decrease) in Deferred Income Tax	843	(522)
Increase (Decrease) in Taxes Payable	780	(2,557)
(Decrease) Increase in Accrued Interest Payable	(779)	983
Other, Net	740	(1,475)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,159	2,094
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	19,659	6,784
Purchases of Securities	(22,637)	(62,669)
Proceeds from Sale of Securities	1,680	—
Net (Increase) Decrease in Loans	(8,968)	46,295
Purchase of Premises and Equipment	(358)	(2,189)
Proceeds from Disposal of Premises and Equipment	—	988
Proceeds From a Claim on Bank-Owned Life Insurance	—	2,678
Investment in Low Income Housing Tax Credit	(354)	—
Proceeds From Sale of Other Real Estate Owned	—	132
Decrease in Restricted Equity Securities	47	226
NET CASH USED IN INVESTING ACTIVITIES	(10,931)	(7,755)
FINANCING ACTIVITIES
Net Increase in Deposits	25,915	82,609
Principal Payments on Other Borrowed Funds	(20,000)	—
Proceeds From Other Borrowed Funds	20,000	—
Cash Dividends Paid	(2,536)	(2,566)
Treasury Stock, Purchases at Cost	(6,819)	(5)
Exercise of Stock Options	1,146	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,706	80,038
INCREASE IN CASH AND CASH EQUIVALENTS	14,934	74,377
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	49,572	68,223
CASH AND DUE FROM BANKS AT END OF PERIOD	$64,506	$142,600

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2025	2024
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $12,605 and $12,070, Respectively)	$13,537	$12,881
Income Taxes	1,150	4,222
SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer of Loans from Loans Held for Sale to Portfolio	403	—
Other Real Estate Acquired in Settlement of Loans	158	151
Securities Purchased Not Settled	—	7,556
Syndicated Loans Purchased and Sold Not Settled, net	9,000	14,672
Right of Use Asset Recognized	—	1,452
Lease Liability Recognized	—	1,452
Unfunded Commitment in Low Income Housing Tax Credit	4,641	—
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
In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of results for a full year.
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest income on commercial, commercial mortgage, residential real estate and consumer loan financing, as well as interest and dividend income on securities, and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. The Bank operates nine offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania, and three offices in Marshall and Ohio Counties in West Virginia.
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
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that at June 30, 2025 and December 31, 2024, the Company had one reportable segment, community banking services.
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

Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available-for-sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.2 million at June 30, 2025 and $3.9 million at December 31, 2024 and is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $1.6 million at June 30, 2025 and $1.7 million at December 31, 2024 and is excluded from the estimate of credit losses.

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
Income Taxes
The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S on July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has various effective dates, with certain provisions starting in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its consolidated statements of financial condition and results of operations.

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
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in thousands, except share and per share data)

Net Income	$3,949	$2,650	$5,858	$6,847

Weighted-Average Basic Common Shares Outstanding	5,022,813	5,142,139	5,073,911	5,136,021
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	309,213	10,518	314,013	15,167
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,332,026	5,152,657	5,387,924	5,151,188

Earnings Per Share:
Basic	$0.79	$0.52	$1.15	$1.33
Diluted	0.74	0.51	1.09	1.33
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock Options	28,090	402,297	23,290	300,597
Restricted Stock	25,235	11,154	25,235	—

Note 3. Securities
The following tables present the amortized cost and fair value of securities available-for-sale at the dates indicated:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,996	$—	$(819)	$4,177
Obligations of States and Political Subdivisions	3,503	10	(61)	3,452
Mortgage-Backed Securities - Government-Sponsored Enterprises	51,716	430	(2,455)	49,691
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	116,031	151	(13,642)	102,540
Collateralized Loan Obligations	96,250	8	(257)	96,001
Corporate Debt	11,976	46	(1,602)	10,420
Total Available-for-Sale Debt Securities	284,472	645	(18,836)	266,281

Equity Securities:
Mutual Funds				890
Total Securities				$267,171

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,996	$—	$(1,051)	$3,945
Obligations of States and Political Subdivisions	3,496	—	(149)	3,347
Mortgage-Backed Securities - Government-Sponsored Enterprises	53,628	—	(3,265)	50,363
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	111,076	—	(16,119)	94,957
Collateralized Loan Obligations	98,741	96	(58)	98,779
Corporate Debt	9,479	—	(1,356)	8,123
Total Available-for-Sale Debt Securities	281,416	96	(21,998)	259,514

Equity Securities:
Mutual Funds				879
Other				1,760
Total Equity Securities				2,639
Total Securities				$262,153

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	June 30, 2025
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	1	$4,177	$(819)	1	$4,177	$(819)
Obligations of States and Political Subdivisions	1	537	—	5	2,356	(61)	6	2,893	(61)
Mortgage Backed Securities- Government-Sponsored Enterprises	1	4,218	(41)	8	14,820	(2,414)	9	19,038	(2,455)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	3	17,762	(124)	21	70,100	(13,518)	24	87,862	(13,642)
Collateralized Loan Obligations	8	59,889	(230)	1	10,028	(27)	9	69,917	(257)
Corporate Debt	—	—	—	3	7,874	(1,602)	3	7,874	(1,602)
Total	13	$82,406	$(395)	39	$109,355	$(18,441)	52	$191,761	$(18,836)

	December 31, 2024
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	1	$3,945	$(1,051)	1	$3,945	$(1,051)
Obligations of States and Political Subdivisions	2	1,068	(16)	5	2,279	(133)	7	3,347	(149)
Mortgage Backed Securities- Government-Sponsored Enterprises	5	35,232	(222)	8	15,131	(3,043)	13	50,363	(3,265)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	4	31,208	(662)	20	63,749	(15,457)	24	94,957	(16,119)
Collateralized Loan Obligations	5	27,564	(58)	—	—	—	5	27,564	(58)
Corporate Debt	—	—	—	3	8,123	(1,356)	3	8,123	(1,356)
Total	16	$95,072	$(958)	37	$93,227	$(21,040)	53	$188,299	$(21,998)

For debt securities, the Company does not believe that any individual unrealized loss as of June 30, 2025 or December 31, 2024, represents a credit related impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate a credit related impairment. The unrealized losses on securities at June 30, 2025 and December 31, 2024 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Total securities available to be pledged have a fair value of $255.7 million at June 30, 2025 and $251.3 million at December 31, 2024 of which securities with a fair value of $166.2 million and $176.2 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure uninsured public deposits, borrowings or for other purposes as required or permitted by law.
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

	June 30, 2025
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$120	$120
Due after One Year through Five Years	673	666
Due after Five Years through Ten Years	52,894	50,441
Due after Ten Years	230,785	215,054
Total	$284,472	$266,281
There was no realized gain or loss on sales of debt securities for the periods indicated.
The following table presents the loss on equity securities from both realized sales and unrealized market adjustments for the periods indicated. All losses presented in the table below are reported in Net Loss on Securities on the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in thousands)

Equity Securities
Net Unrealized Loss Recognized on Securities Held	$—	$(31)	$(56)	$(197)
Net Realized Loss Recognized on Securities Sold	—	—	(13)	—
Net Loss on Equity Securities	$—	$(31)	$(69)	$(197)
Net Loss on Securities	$—	$(31)	$(69)	$(197)
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
The following table presents the classifications of loans as of the dates indicated:

	June 30, 2025	December 31, 2024
(Dollars in thousands)

Real Estate:
Residential	$329,324	$337,990
Commercial	513,197	485,513
Construction	40,680	54,705
Commercial and Industrial	138,221	112,047
Consumer	57,376	70,508
Other	32,026	31,863
Total Loans	1,110,824	1,092,626
Allowance for Credit Losses	(9,722)	(9,805)
Loans, Net	$1,101,102	$1,082,821
Total unamortized net deferred loan fees were $962,000 and $846,000 at June 30, 2025 and December 31, 2024, respectively.
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

	Classified Loans by Origination Year (as of June 30, 2025)
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$7,549	$16,026	$30,975	$44,745	$39,933	$166,466	$18,949	$324,643
Special Mention	360	—	—	1,564	—	—	—	1,924
Substandard	—	—	2,177	—	—	580	—	2,757
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	7,909	16,026	33,152	46,309	39,933	167,046	18,949	329,324
Commercial
Pass	37,424	67,424	62,539	68,464	81,053	177,880	1,840	496,624
Special Mention	—	5,875	524	—	3,417	1,678	—	11,494
Substandard	—	—	—	—	—	5,079	—	5,079
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	37,424	73,299	63,063	68,464	84,470	184,637	1,840	513,197
Construction
Pass	1,808	10,400	10,391	10,792	269	7,020	—	40,680
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	1,808	10,400	10,391	10,792	269	7,020	—	40,680
Commercial and Industrial
Pass	25,273	25,592	21,926	7,571	5,107	9,855	42,662	137,986
Special Mention	—	—	—	—	—	235	—	235
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	25,273	25,592	21,926	7,571	5,107	10,090	42,662	138,221
Consumer
Pass	373	574	7,200	23,929	10,901	5,243	9,034	57,254
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	32	90	—	122
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	373	574	7,200	23,929	10,933	5,333	9,034	57,376
Other
Pass	—	149	3,840	22,138	—	4,781	1,118	32,026
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	—	149	3,840	22,138	—	4,781	1,118	32,026
Total Loans	$72,787	$126,040	$139,572	$179,203	$140,712	$378,907	$73,603	$1,110,824
Gross Charge Offs	$—	$—	$19	$52	$1	$101	$34	$207

	Classified Loans by Origination Year (as of December 31, 2024)
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$16,932	$34,311	$46,602	$41,652	$54,422	$122,083	$18,015	$334,017
Special Mention	—	—	2,586	—	—	—	—	2,586
Substandard	—	—	50	—	—	1,337	—	1,387
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	16,932	34,311	49,238	41,652	54,422	123,420	18,015	337,990
Commercial
Pass	64,438	52,178	67,336	82,578	45,959	147,557	2,839	462,885
Special Mention	5,919	1,683	2,214	4,496	280	2,782	—	17,374
Substandard	—	—	175	—	—	5,079	—	5,254
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	70,357	53,861	69,725	87,074	46,239	155,418	2,839	485,513
Construction
Pass	11,987	21,145	14,342	269	—	—	—	47,743
Special Mention	—	—	—	—	6,962	—	—	6,962
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	11,987	21,145	14,342	269	6,962	—	—	54,705
Commercial and Industrial
Pass	33,295	25,063	12,280	5,546	4,374	4,530	20,338	105,426
Special Mention	—	200	—	—	—	3,221	3,200	6,621
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	33,295	25,263	12,280	5,546	4,374	7,751	23,538	112,047
Consumer
Pass	779	8,980	31,806	14,973	4,809	3,519	5,429	70,295
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	42	21	150	—	213
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	779	8,980	31,806	15,015	4,830	3,669	5,429	70,508
Other
Pass	178	4,039	21,877	27	571	4,553	618	31,863
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	178	4,039	21,877	27	571	4,553	618	31,863
Total Loans	$133,528	$147,599	$199,268	$149,583	$117,398	$294,811	$50,439	$1,092,626
Gross Charge Offs	$—	$46	$329	$57	$54	$52	$114	$652

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	June 30, 2025
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$324,568	$2,999	$125	$—	$3,124	$1,632	$329,324
Commercial	513,049	135	—	—	135	13	513,197
Construction	40,680	—	—	—	—	—	40,680
Commercial and Industrial	138,221	—	—	—	—	—	138,221
Consumer	56,841	411	2	—	413	122	57,376
Other	32,026	—	—	—	—	—	32,026
Total Loans	$1,105,385	$3,545	$127	$—	$3,672	$1,767	$1,110,824

	December 31, 2024
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$331,705	$2,926	$1,971	$—	$4,897	$1,388	$337,990
Commercial	484,959	366	—	—	366	188	485,513
Construction	54,705	—	—	—	—	—	54,705
Commercial and Industrial	112,047	—	—	—	—	—	112,047
Consumer	69,454	809	32	—	841	213	70,508
Other	31,863	—	—	—	—	—	31,863
Total Loans	$1,084,733	$4,101	$2,003	$—	$6,104	$1,789	$1,092,626
Additional interest income that would have been recorded if the loans that were nonaccrual at June 30, 2025 were current was $29,000 and $81,000 for the three and six months ended June 30, 2025, respectively, and $21,000 and $40,000 for the three and six months ended June 30, 2024, respectively.

The following table sets forth the amounts for amortized cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the dates indicated.

	June 30, 2025
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,632	$—	$—	$1,632
Commercial	13	—	—	13
Consumer	122	—	—	122
Total Nonaccrual Loans	$1,767	$—	$—	1,767

Total Other Real Estate Owned				158

Total Nonperforming Assets				$1,925

	December 31, 2024
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,388	$—	$—	$1,388
Commercial	188	—	—	188
Consumer	213	—	—	213
Total Nonaccrual Loans	$1,789	$—	$—	1,789

Total Other Real Estate Owned				—

Total Nonperforming Assets				$1,789
No interest income on nonaccrual loans was recognized during the three and six months ended June 30, 2025 and June 30, 2024.
All modifications and refinancing, including those with borrowers that are experiencing financial difficulty are subject to the modification guidance in ASC 310-20. Loan modifications could meet the definition of a new loan if certain terms of the loan are modified to the benefit of the lender and the modification to the terms of the loan are more than minor. Both of these criteria have to be met to define the modification as a new loan. If a loan modification meets the criteria of new loan, then the new loan should include the remaining net investment in the original loan, additional funds advanced, fees received, and direct loan origination costs with the refinancing or restructuring. Additionally, the effective interest rate should be recalculated based on the amortized cost basis of the new loan and a reassessment of contractual cash flow. For the three and six months ended June 30, 2025 and June 30, 2024, there were no new loan modifications to borrowers experiencing financial difficulty.
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $530,000 and $1.2 million at June 30, 2025 and December 31, 2024, respectively.

The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

March 31, 2025	$2,896	$3,128	$1,227	$1,748	$586	$234	$9,819
Charge-offs	—	(19)	—	(5)	(47)	—	(71)
Recoveries	—	—	—	43	67	—	110
(Recovery) Provision for Credit Losses - Loans	(351)	295	(335)	160	99	(4)	(136)
June 30, 2025	$2,545	$3,404	$892	$1,946	$705	$230	$9,722

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

March 31, 2024	$2,832	$2,948	$870	$1,587	$1,084	$261	$9,582
Charge-offs	—	—	—	—	(156)	—	(156)
Recoveries	2	—	—	46	41	—	89
Provision (Recovery) for Credit Losses - Loans	10	134	(126)	(148)	162	(20)	12
June 30, 2024	$2,844	$3,082	$744	$1,485	$1,131	$241	$9,527

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2024	$2,926	$3,103	$1,264	$1,584	$687	$241	$9,805
Charge-offs	—	(19)	—	(5)	(183)	—	(207)
Recoveries	1	—	—	87	104	—	192
(Recovery) Provision for Credit Losses - Loans	(382)	320	(372)	280	97	(11)	(68)
June 30, 2025	$2,545	$3,404	$892	$1,946	$705	$230	$9,722

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2023	$3,129	$2,630	$639	$1,693	$1,367	$249	$9,707
Charge-offs	—	—	—	(12)	(206)	—	(218)
Recoveries	11	—	—	89	68	—	168
(Recovery) Provision for Credit Losses - Loans	(296)	452	105	(285)	(98)	(8)	(130)
June 30, 2024	$2,844	$3,082	$744	$1,485	$1,131	$241	$9,527

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. During the three and six months ended June 30, 2025, there were $5.6 million of loans that required specific valuation allowances of $70,000. During the three and six months ended June 30, 2024, there were no loans that required a credit loss to be individually assigned.
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

(in thousands)	Allowance for Credit Losses
Balance at March 31, 2025	$583
Provision for Credit Losses - Unfunded Commitments	144
Balance at June 30, 2025	$727

(in thousands)	Allowance for Credit Losses
Balance at March 31, 2024	$605
Recovery for Credit Losses - Unfunded Commitments	(48)
Balance at June 30, 2024	$557

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2024	$691
Provision for Credit Losses - Unfunded Commitments	36
Balance at June 30, 2025	$727

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2023	$500
Provision for Credit Losses - Unfunded Commitments	57
Balance at June 30, 2024	$557
Note 5. Derivatives and Hedging Activities
Derivatives Not Designated as Hedging Instruments
The Company has five risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.
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

	June 30, 2025	December 31, 2024
(Dollars in Thousands)
Derivatives not Designated as Hedging Instruments
Risk Participation Agreements:
Credit Value Adjustment	$(89)	$(66)
Notional Amount	28,302	18,158
Derivatives Designated as Hedging Instruments
Interest rate swaps:
Fair Value Adjustment	(944)	(801)
Notional Amount	75,000	75,000
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
There were no transfers into or out of Level 3 during the six months ended June 30, 2025 or year ended December 31, 2024.
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Hierarchy	June 30, 2025	December 31, 2024
(Dollars in thousands)

ASSETS
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$4,177	$3,945
Obligations of States and Political Subdivisions	Level 2	3,452	3,347
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	49,691	50,363
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	102,540	94,957
Collateralized Loan Obligations	Level 2	96,001	98,779
Corporate Debt	Level 2	10,420	8,123
Total Available-for-Sale Debt Securities		266,281	259,514

Equity Securities
Mutual Funds	Level 1	890	879
Other	Level 1	—	1,760
Total Equity Securities		890	2,639
Total Securities		$267,171	$262,153
Total Assets		$267,171	$262,153

LIABILITIES
Derivative Financial Liabilities
Interest Rate Swaps	Level 2	$944	$801
Risk Participation Agreements	Level 2	89	66
Total Liabilities		$1,033	$867
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

Financial Asset	Fair Value Hierarchy	June 30, 2025	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Individually Evaluated Loans	Level 3	$5,555	Appraisal of Collateral (1)	Appraisal Adjustments (2)	25%	to	28%	25.5%

Financial Asset	Fair Value Hierarchy	December 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Individually Evaluated Loans	Level 3	$5,244	Appraisal of Collateral (1)	Appraisal Adjustments (2)	25%	to	52%	26.2%
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
Individually evaluated loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At June 30, 2025, the fair value of these loans consisted of loan balances of $5.6 million less specific valuation allowances of $70,000. At December 31, 2024, the fair value of these loans consisted of loan balances of $5.6 million less specific valuation allowances of $398,000.

The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. At June 30, 2025 and December 31, 2024, the Company did not have any MSRs that would be required to be remeasured.
Other real estate owned ("OREO") properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy. As of June 30, 2025 and December 31, 2024, the Company did not have any OREO that would be required to be remeasured.
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
The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		June 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$50,487	$50,487	$39,332	$39,332
Noninterest-Earning	Level 1	14,019	14,019	10,240	10,240
Securities	See Above	267,171	267,171	262,153	262,153
Loans Held for Sale	Level 2	512	512	900	900
Loans, Net	Level 3	1,101,102	1,077,932	1,082,821	1,045,104
Restricted Stock	Level 2	3,007	3,007	3,055	3,055
Mortgage Servicing Rights	Level 3	435	759	466	849
Accrued Interest Receivable	Level 2	5,819	5,819	5,586	5,586
Financial Liabilities:
Deposits	Level 2	1,309,432	1,309,037	1,283,517	1,284,494
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	19,951	20,000	20,004
Subordinated Debt	Level 2	14,738	14,092	14,718	14,206
Derivative Liabilities	Level 2	1,033	1,033	867	867
Accrued Interest Payable	Level 2	1,717	1,717	2,496	2,496

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
The following table presents the unused and available credit balances of financial instruments whose contracts represent credit risk at the dates indicated:

	June 30, 2025	December 31, 2024
(Dollars in thousands)

Standby Letters of Credit	$630	$605
Performance Letters of Credit	818	668
Construction Loans	45,277	41,118
Personal Lines of Credit	9,196	6,959
Overdraft Protection Lines	4,221	4,371
Home Equity Lines of Credit	29,942	27,504
Commercial Lines of Credit	106,512	86,362
Total Commitments	$196,596	$167,587
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
Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of June 30, 2025 and December 31, 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in thousands)

Operating Lease Expense	$123	$99	$240	$176
Variable Lease Expense	12	8	24	16
Total Lease Expense	$135	$107	$264	$192

	June 30, 2025	December 31, 2024
(Dollars in thousands)

Operating Leases:
ROU Assets	$2,648	$2,761
Weighted Average Lease Term in Years	10.76	11.07
Weighted Average Discount Rate	4.23%	4.18%

June 30, 2025
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$449
Due After One Year to Two Years	403
Due After Two Years to Three Years	395
Due After Three Years to Four Years	335
Due After Four to Five Years	265
Due After Five Years	1,674
Total	$3,521
Less: Present Value Discount	798
Lease Liabilities	$2,723
There were no new lease agreements which commenced during the three months ended June 30, 2025.
During the three months ended June 30, 2024, the Bank completed the sale and leaseback of a branch office located in Rostraver, Pennsylvania, for a sales price of $1.1 million. As a result, the Bank recorded a pre-tax net gain of $274,000. Concurrently, the Bank entered into a lease agreement with the purchaser under which the Bank leased the property for an initial term of 20 years with specified renewal options. The lease agreement includes a 2.0% annual rent escalation during the initial term and renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $1.0 million.
During the six months ended June 30, 2024, the Bank entered into a lease agreement under which the Bank leased retail property located in Uniontown, Pennsylvania. The lease agreement is for an initial term of five years with specific renewal options. The lease agreement includes a 2.5% annual rent escalation during the initial term and renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $410,000.
Note 9. Segment and Related Information
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company's President and Chief Executive Officer functions as its CODM. At June 30, 2025 and December 31, 2024, the Company had one reportable segment, community banking services, upon which the CODM makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts all with similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.

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
Note 10. Stock Based Compensation
The following table presents stock option information for the period indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2024	377,088	$23.65	5.7
Granted	—	—
Exercised	(49,537)	23.15
Forfeited	(38,904)	23.30
Outstanding Options at June 30, 2025	288,647	$23.79	5.4

Exercisable Options at June 30, 2025	168,727	$24.53	3.7

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at June 30, 2025	119,920	$22.74	7.9

The following table presents restricted stock award information for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2024	65,029	$22.64	3.0
Granted	25,235	30.62
Vested	(16,063)	23.12
Forfeited	(310)	21.50
Nonvested Restricted Stock at June 30, 2025	73,891	$25.27	3.4
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $193,000 and $198,000 for the three months ended June 30, 2025 and 2024. Stock-based compensation expense was $416,000 and $376,000 for the six months ended June 30, 2025 and 2024.
As of June 30, 2025 and December 31, 2024, total unrecognized compensation expense was $489,000 and $701,000, respectively, related to stock options, and $1.6 million and $1.2 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at June 30, 2025 and December 31, 2024 exceeds the exercise price of the stock options. The intrinsic value of stock options was $1.4 million and $1.9 million at June 30, 2025 and December 31, 2024, respectively.
At June 30, 2025 and December 31, 2024, there were 262,265 and 287,500 shares of common stock available and reserved under the 2024 Plan to be issued as restricted stock awards or units based on the terms of the Plan. At June 30, 2025, 25,235 shares have been granted under the 2024 Plan. The 2021 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2024 Plan, no more awards can be granted under the 2021 Plan.

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
The following table presents the balances of the Company's LIHTC investments and related unfunded commitments:

	June 30, 2025	December 31, 2024
(Dollars in thousands)
Low Income Housing Tax Credit Investments	$6,000	$6,000
Less: Amortization	(116)	(55)
Net Low Income Housing Tax Credit Investments	$5,884	$5,945
Unfunded Commitments	$4,641	$4,995
The Company accounts for qualifying LIHTC investments under the proportional amortization method. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
The following table presents other information related to the Company's low income housing tax credit investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(dollars in thousands)
Tax Credits and Other Tax Benefits Recognized	$25	$—	$75	$—
Proportional Amortization Expense Included in Provision for Income Taxes	$22	$—	$61	$—
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
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2025, compared to the consolidated financial condition as of December 31, 2024 and the consolidated results of operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.
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
The interest income on interest-earning assets, net interest rate spread and net interest margin are presented on a fully tax-equivalent (“FTE”) basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans using the federal statutory income tax rate of 21.0%. We believe the presentation of net interest income on a FTE basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in thousands)

Interest Income (GAAP)	$18,760	$18,939	$36,606	$36,926
Adjustment to FTE Basis	57	41	112	78
Interest Income (FTE) (Non-GAAP)	18,817	18,980	36,718	37,004
Interest Expense (GAAP)	6,220	7,469	12,756	13,864
Net Interest Income (FTE) (Non-GAAP)	$12,597	$11,511	$23,962	$23,140

Net Interest Rate Spread (GAAP)	2.91%	2.44%	2.76%	2.55%
Adjustment to FTE Basis	0.02	0.02	0.02	0.01
Net Interest Rate Spread (FTE) (Non-GAAP)	2.93%	2.46%	2.78%	2.56%

Net Interest Margin (GAAP)	3.54%	3.18%	3.40%	3.27%
Adjustment to FTE Basis	0.01	0.01	0.02	0.01
Net Interest Margin (FTE) (Non-GAAP)	3.55%	3.19%	3.42%	3.28%

Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	June 30, 2025	December 31, 2024
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$148,362	$147,378
Goodwill and Other Intangible Assets, Net	(9,732)	(9,732)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$138,630	$137,646

Common Shares Outstanding (Denominator)	4,972,300	5,132,654

Book Value per Common Share (GAAP)	$29.84	$28.71

Tangible Book Value per Common Share (Non-GAAP)	$27.88	$26.82

Consolidated Statements of Financial Condition Analysis
Assets
Total assets increased $36.4 million, or 2.5%, to $1.52 billion at June 30, 2025 compared to $1.48 billion at December 31, 2024.
Cash and Securities
•Cash and due from banks increased $14.9 million, or 30.1%, to $64.5 million at June 30, 2025, compared to $49.6 million at December 31, 2024.
•Securities increased $5.0 million, or 1.9%, to $267.2 million at June 30, 2025, compared to $262.2 million at December 31, 2024. The securities balance was primarily impacted by security purchases and an increase in the market value of the portfolio, partially offset by principal repayments on amortizing securities and the sale of equity securities.
Loans, Allowance for Credit Losses (ACL) and Credit Quality
•Total loans increased $18.2 million, or 1.7%, to $1.11 billion at June 30, 2025 compared to $1.09 billion at December 31, 2024. This was driven by increases in commercial real estate and commercial and industrial loans of $27.7 million and $26.2 million, respectively, partially offset by decreases in construction, consumer and residential real estate loans of $14.0 million, $13.1 million and $8.7 million, respectively. The decrease in consumer loans resulted from a reduction in indirect automobile loan production due to the discontinuation of this product offering as of June 30, 2023. This portfolio is expected to continue to decline as resources are allocated and production efforts are focused on more profitable commercial products. Excluding the $16.6 million decrease in indirect automobile loans, total loans increased $34.8 million, or 3.2%. Loan production totaled $97.0 million while $51.5 million of loans were paid off since December 31, 2024.
•The allowance for credit losses (ACL) was $9.7 million at June 30, 2025 and $9.8 million at December 31, 2024. As a result, the ACL to total loans was 0.88% at June 30, 2025 and 0.90% at December 31, 2024. The provision for credit losses recorded for the six months ended June 30, 2025 was a net recovery of $32,000. The provision for credit losses - loans was a $68,000 recovery and was primarily due to a reduction of reserve required for individually assessed loans and changes in loan concentrations, partially offset by additional reserve required for overall loan growth and a change in qualitative factors relating to economic conditions. The provision for credit losses - unfunded commitments was $36,000 and was due to an increase in unfunded commitments and an increase in funding rates.
•Net charge-offs for the six months ended June 30, 2025 were $15,000. Net charge-offs for the six months ended June 30, 2024 were $50,000, or 0.01% of average loans on an annualized basis.
•Nonperforming loans, which include nonaccrual loans and accruing loans past due 90 days or more, were $1.8 million at June 30, 2025 and December 31, 2024. Nonperforming loans to total loans ratio was 0.16% at June 30, 2025 and December 31, 2024.
Liabilities
Total liabilities increased $35.4 million, or 2.7%, to $1.37 billion at June 30, 2025 compared to $1.33 billion at December 31, 2024.
Deposits
•Total deposits increased $25.9 million, or 2.0%, to $1.31 billion as of June 30, 2025 compared to $1.28 billion at December 31, 2024. Interest-bearing demand, non interest-bearing demand and savings deposits increased $36.7 million, $10.8 million and $1.5 million, respectively while time deposits decreased $16.7 million and money market deposits decreased $6.3 million, respectively. This favorable change in the deposit mix was the result of an increased focus on building core banking relationships while strategically reducing time deposit-only relationships. Brokered time deposits totaled $79.0 million as of June 30, 2025 and $39.0 million as of December 31, 2024, all of which mature within three months and were utilized to fund the purchase of floating rate CLO securities. At June 30, 2025, FDIC insured deposits totaled approximately 61.0% of total deposits while an additional 14.8% of total deposits were collateralized with investment securities.
Accrued Interest Payable and Other Liabilities
•Accrued interest payable and other liabilities increased $9.5 million, or 59.6%, to $25.5 million at June 30, 2025, compared to $16.0 million at December 31, 2024 primarily due to the purchase of $9.0 million of syndicated loans not yet settled.

Stockholders’ Equity
Stockholders’ equity increased $984,000, or 0.7%, to $148.4 million at June 30, 2025, compared to $147.4 million at December 31, 2024. The key factors positively impacting stockholders’ equity were $5.9 million of net income for the current year, a $2.9 million decrease in accumulated other comprehensive loss and $1.1 million of shares issued as a result of stock option exercises, partially offset by $6.8 million of treasury shares purchased under the stock repurchase program and the payment of $2.5 million in dividends since December 31, 2024.
Book value per common share (GAAP) was $29.84 at June 30, 2025 compared to $28.71 at December 31, 2024, an increase of $1.13. Tangible book value per common share (Non-GAAP) increased $1.06, or 4.0%, to $27.88 compared to $26.82 at December 31, 2024.
Consolidated Results of Operations for the Three Months Ended June 30, 2025 and 2024
Overview. Net income was $3.9 million for the three months ended June 30, 2025, an increase of $1.3 million compared to net income of $2.7 million for the three months ended June 30, 2024.
Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million, or 9.3%, to $12.5 million for the three months ended June 30, 2025 compared to $11.5 million for the three months ended June 30, 2024. Net interest margin (GAAP) increased 36 basis points (bps) to 3.54% for the three months ended June 30, 2025 compared to 3.18% for the three months ended June 30, 2024. Fully Tax Equivalent (FTE) net interest margin (Non-GAAP) increased 36 bps to 3.55% for the three months ended June 30, 2025 compared to 3.19% for the three months ended June 30, 2024.
Interest and Dividend Income
•Interest and dividend income decreased $179,000, or 0.9%, to $18.8 million for the three months ended June 30, 2025 compared to $18.9 million the three months ended June 30, 2024.
◦Interest income on loans increased $822,000, or 5.6%, to $15.5 million for the three months ended June 30, 2025 compared to $14.7 million for the three months ended June 30, 2024. The average yield on loans increased 18 bps to 5.68% from 5.50% despite a 100bp reduction in the federal funds rate since September 2024. While this led to the downward repricing of variable and adjustable rate loans, the impact was negated by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products. The increase in the average yield caused a $489,000 increase in interest income on loans. Additionally, the average balance of loans increased $22.2 million to $1.10 billion from $1.08 billion, causing a $349,000 increase in interest income on loans.
◦Interest income on taxable investment securities increased $16,000, or 0.6%, to $2.9 million for the three months ended June 30, 2025 compared to $2.8 million for the three months ended June 30, 2024 driven by a $18.5 million increase in average balances, partially offset by a 26 bp decrease in average yield. The increase in volume was driven by a $22.9 million increase in the average balance of collateralized loan obligation (“CLO”) securities as the Bank executed a leverage strategy during 2024 to purchase these assets funded with cash reserves and brokered certificates of deposits. The decrease in the yield resulted from the reductions in the federal funds rates since September 2024.
◦Interest income on interest-earning deposits at other banks decreased $982,000 to $331,000 for the three months ended June 30, 2025 compared to $1.3 million for the three months ended June 30, 2024 driven by a 125 bp decrease in the average yield and a $67.7 million decrease in average balances. The decrease in the yield was primarily related to the reductions in the federal funds rate since September 2024.
Interest Expense
•Interest expense decreased $1.2 million, or 16.7%, to $6.2 million for the three months ended June 30, 2025 compared to $7.5 million for the three months ended June 30, 2024.
◦Interest expense on deposits decreased $1.3 million, or 19.0%, to $5.7 million for the three months ended June 30, 2025 compared to $7.1 million for the three months ended June 30, 2024. The cost of interest-bearing deposits declined 47 bps to 2.28% for the three months ended June 30, 2025 from 2.75% for the three months ended June 30, 2024 due to the change in the deposit mix and the recent Federal Reserve federal funds rate decreases. The decrease in the cost of interest-bearing deposits accounted for a $1.2 million reduction in interest expense. Average interest-bearing deposit balances decreased $27.2 million, or 2.6%, to $1.01 billion as of June 30, 2025 compared to $1.03 billion as of June 30, 2024, primarily as the Bank strategically reduced brokered deposits and time deposit only relationships. The decrease in average balances accounted for a $161,000 reduction in interest expense.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. FTE yield adjustments have been made for tax exempt loan interest income utilizing a marginal federal income tax rate of 21.0% for the periods presented. As such, amounts will not agree to income as reported in the consolidated financial statements. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,098,698	$15,549	5.68%	$1,076,455	$14,711	5.50%
Debt Securities
Taxable	284,499	2,860	4.02	266,021	2,844	4.28
Equity Securities	1,000	9	3.60	2,693	27	4.01
Interest-Earning Deposits at Banks	33,564	331	3.94	101,277	1,313	5.19
Other Interest-Earning Assets	3,767	68	7.24	3,154	85	10.84
Total Interest-Earning Assets	1,421,528	18,817	5.31	1,449,600	18,980	5.27
Noninterest-Earning Assets	67,513			53,564
Total Assets	$1,489,041			$1,503,164
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$334,752	1,677	2.01%	$325,069	1,858	2.30%
Money Market Accounts	238,195	1,747	2.94	214,690	1,646	3.08
Savings Accounts	174,055	42	0.10	184,944	52	0.11
Time Deposits	259,506	2,255	3.49	308,956	3,509	4.57
Total Interest-Bearing Deposits	1,006,508	5,721	2.28	1,033,659	7,065	2.75
Short-Term Borrowings	9,143	108	4.74	2	—	—
Other Borrowings	34,733	391	4.52	34,692	404	4.68
Total Interest-Bearing Liabilities	1,050,384	6,220	2.38	1,068,353	7,469	2.81
Noninterest-Bearing Demand Deposits	270,729			272,280
Total Funding and Cost of Funds	1,321,113		1.89	1,340,633		2.24
Other Liabilities	20,789			21,867
Total Liabilities	1,341,902			1,362,500
Stockholders' Equity	147,139			140,664
Total Liabilities and Stockholders' Equity	$1,489,041			$1,503,164
Net Interest Income (FTE) (Non-GAAP) (3)		$12,597			$11,511
Net Interest-Earning Assets (4)	$371,144			$381,247
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.93%			2.46%
Net Interest Margin (GAAP) (6)			3.54			3.18
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.55			3.19
Return on Average Assets (1)			1.06			0.71
Return on Average Equity (1)			10.76			7.58
Average Equity to Average Assets			9.88			9.36
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			135.33			135.69
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

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. FTE yield adjustments have been made for tax exempt loan income utilizing a marginal federal income tax rate of 21.0%. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$349	$489	$838
Debt Securities:
Taxable	195	(179)	16
Equity Securities	(15)	(3)	(18)
Cash at Other Banks	(722)	(260)	(982)
Other Interest-Earning Assets	15	(32)	(17)
Total Interest-Earning Assets	(178)	15	(163)

Interest Expense:
Deposits	(161)	(1,183)	(1,344)
Short-Term Borrowings	108	—	108
Other Borrowings	1	(14)	(13)
Total Interest-Bearing Liabilities	(52)	(1,197)	(1,249)
Change in Net Interest and Dividend Income	$(126)	$1,212	$1,086
Provision for Credit Losses. A provision for credit losses of $8,000 was recorded for the three months ended June 30, 2025. The provision for credit losses - loans was a $136,000 recovery and was primarily due to a reduction of reserve required for individually assessed loans and changes in loan concentrations, partially offset by additional reserve required for overall loan growth and a change in qualitative factors relating to economic conditions. The provision for credit losses - unfunded commitments was $144,000 and was due to an increase in unfunded commitments and an increase in funding rates. This compared to a net recovery of $36,000 recorded for the three months ended June 30, 2024 as the provision for credit losses - loans was $12,000 and was primarily due to an increase in the reserve required for individually assessed loans, partially offset by a decrease in loan balances while the provision for credit losses - unfunded commitments was a recovery of $48,000 and was due to a decrease in loss rates.
Noninterest Income. Noninterest income increased $243,000, or 35.3%, to $931,000 for the three months ended June 30, 2025, compared to $688,000 for the three months ended June 30, 2024. This resulted primarily from a $205,000 increase in service fees primarily related to corporate deposit and Individual Covered Health Reimbursement Arrangement accounts.
Noninterest Expense. Noninterest expense decreased $236,000, or 2.6%, to $8.7 million for the three months ended June 30, 2025 compared to $9.0 million for the three months ended June 30, 2024. Occupancy expense decreased $324,000 due to environmental remediation costs related to a construction project on one of the Bank’s office locations recognized only in 2024 and certain property management cost savings initiatives implemented in 2025. Intangible amortization decreased $264,000 as the Bank’s core deposit intangibles were fully amortized in 2024. Data processing expense decreased $250,000 due to costs associated with the implementation of a new loan origination system and financial dashboard platform during mid-2024. Pennsylvania shares tax expense decreased $154,000 due to $217,000 of refunds received on amended returns filed for prior years. Legal and professional fees decreased $91,000 primarily due to timing differences related to internal and external audit and tax services. These decreases were partially offset as salaries and benefits increased $663,000, or 15.0%, to $5.1 million primarily due to merit increases, revenue producing staff additions and higher insurance benefit costs, partially offset by savings realized due to the reduction in force implemented earlier this year. Equipment expense increased $74,000 due to higher depreciation expense associated with interactive teller machines, security system upgrades and other equipment placed into service in 2024.

Income Taxes. Income tax expense was $766,000 for the three months ended June 30, 2025 compared to $560,000 for the three months ended June 30, 2024. This change was primarily driven by a increase in pre-tax income to $4.7 million for the three months ended June 30, 2025 compared to $3.2 million for the three months ended June 30, 2024.
Results of Operations for the Six Months Ended June 30, 2025 and 2024
Overview. Net income was $5.9 million for the six months ended June 30, 2025, a decrease of $989,000 compared to $6.8 million for the six months ended June 30, 2024.
Net Interest and Dividend Income. Net interest and dividend income increased $788,000, or 3.4%, to $23.9 million for the six months ended June 30, 2025 compared to $23.1 million for the six months ended June 30, 2024. Net interest margin (GAAP) increased to 3.40% for the six months ended June 30, 2025 compared to 3.27% for the six months ended June 30, 2024. Net interest margin (FTE) (Non-GAAP) increased 14 bps to 3.42% for the six months ended June 30, 2025 compared to 3.28% the six months ended June 30, 2024.
Interest and Dividend Income
•Interest and dividend income decreased $320,000, or 0.9%, to $36.6 million for the six months ended June 30, 2025 compared to $36.9 million for the six months ended June 30, 2024.
◦Interest income on loans increased $512,000, or 1.7%, to $30.0 million during the six months ended June 30, 2025 compared to $29.5 million for the six months ended June 30, 2024. The average yield on loans increased 9 bps to 5.59% for the six months ended June 30, 2025 compared to 5.50% for the six months ended June 30, 2024 resulting in a $485,000 increase in interest income on loans. The increase in loan yield has been driven by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products. The average balance of loans increased $4.8 million to $1.09 billion for the six months ended June 30, 2025 compared to $1.08 billion for the six months ended June 30, 2024 resulting in a $61,000 increase in interest income on loans.
◦Interest income on taxable investment securities increased $489,000, or 9.5%, to $5.6 million during the six months ended June 30, 2025 compared to $5.1 million for the six months ended June 30, 2024 driven by a $30.5 million increase in average balances, partially offset by a 9 bp decrease in the average yield. The increase in volume was driven by a $39.5 million increase in the average balance of CLO securities as the Company executed a leverage strategy to purchase these assets funded with brokered certificates of deposits. The increase in the volume resulted in a $604,000 increase in interest income. The decrease in the average yield resulted in a $115,000 decrease in interest income and was the result of reductions in the federal funds rates since September 2024.
◦Interest income on interest-earning deposits at other banks decreased $1.3 million, to $789,000 for the six months ended June 30, 2025 compared to $2.0 million for the six months ended June 30, 2024 as average balances decreased $40.8 million and the average yield decreased 109 bps. The volume decreased as cash was utilized to fund security purchases and loan originations while the average yield decrease resulted from reductions in the federal funds rate since September 2024.
Interest Expense
•Interest expense decreased $1.1 million, or 8.0%, to $12.8 million for the six months ended June 30, 2025 compared to $13.9 million for the six months ended June 30, 2024.
◦Interest expense on deposits decreased $1.2 million, or 9.4%, to $11.8 million for the six months ended June 30, 2025 compared to $13.1 million for the six months ended June 30, 2024. Declining market interest rates led to the repricing of interest-bearing demand, money market and time deposits and resulted in a 24 bp decrease in the average cost of interest-bearing deposits compared to the six months ended June 30, 2024. This accounted for a $1.2 million increase in interest expense.
◦Interest expense on borrowed funds increased $115,000, or 14.2%, to $923,000 for the six months ended June 30, 2025 compared to $808,000 for the six months ended June 30, 2024. The average balance of borrowed funds increased $5.6 million due to FHLB short-term advances utilized during the six months ended June 30, 2025. The increase in the average balance accounted for a $131,000 increase in interest expense.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. FTE yield adjustments have been made for tax exempt loan interest income utilizing a marginal federal income tax rate of 21% for the periods presented. As such, amounts will not agree to income as reported in the consolidated financial statements. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,086,955	$30,132	5.59%	$1,082,172	$29,586	5.50%
Debt Securities
Taxable	281,447	5,637	4.01	250,912	5,148	4.10
Equity Securities	1,832	37	4.04	2,693	54	4.01
Interest-Earning Deposits at Banks	39,278	789	4.02	80,082	2,045	5.11
Other Interest-Earning Assets	3,484	123	7.12	3,195	171	10.76
Total Interest-Earning Assets	1,412,996	36,718	5.24	1,419,054	37,004	5.24
Noninterest-Earning Assets	65,758			54,141
Total Assets	$1,478,754			$1,473,195
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$326,322	3,203	1.98%	$329,974	3,653	2.23%
Savings Accounts	173,193	83	0.10	188,194	111	0.12
Money Market Accounts	234,436	3,473	2.99	209,279	3,159	3.04
Time Deposits	272,229	5,074	3.76	278,538	6,133	4.43
Total Interest-Bearing Deposits	1,006,180	11,833	2.37	1,005,985	13,056	2.61
Short-Term Borrowings	5,584	131	4.73	1	—	—
Other Borrowings	34,728	792	4.60	34,687	808	4.68
Total Interest-Bearing Liabilities	1,046,492	12,756	2.46	1,040,673	13,864	2.68
Noninterest-Bearing Demand Deposits	268,140			275,485
Total Funding and Cost of Funds	1,314,632		1.96	1,316,158		2.12
Other Liabilities	16,673			16,559
Total Liabilities	1,331,305			1,332,717
Stockholders' Equity	147,449			140,478
Total Liabilities and Stockholders' Equity	$1,478,754			$1,473,195
Net Interest Income (FTE) (Non-GAAP) (3)		$23,962			$23,140
Net Interest-Earning Assets (4)	$366,504			$378,381
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.78%			2.56%
Net Interest Margin (GAAP) (6)			3.40			3.27
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.42			3.28
Return on Average Assets (1)			0.80			0.93
Return on Average Equity (1)			8.01			9.80
Average Equity to Average Assets			9.97			9.54
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			135.02			136.36
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

Rate Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. FTE yield adjustments have been made for tax exempt loan and income utilizing a marginal federal income tax rate of 21%. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$61	$485	$546
Debt Securities:
Taxable	604	(115)	489
Equity Securities	(17)	—	(17)
Cash at Other Banks	(885)	(371)	(1,256)
Other Interest-Earning Assets	14	(62)	(48)
Total Interest-Earning Assets	(223)	(63)	(286)

Interest Expense:
Deposits	(26)	(1,197)	(1,223)
Short-Term Borrowings	131	—	131
Other Borrowings	(2)	(14)	(16)
Total Interest-Bearing Liabilities	103	(1,211)	(1,108)
Change in Net Interest and Dividend Income	$(326)	$1,148	$822
Provision for Credit Losses. The provision for credit losses was a recovery of $32,000 for the six months ended June 30, 2025. The recovery was due to improvement of individually analyzed loans that required specific provision in prior periods, mainly offset by increases in loan balances. This compared to a recovery for credit losses of $73,000 for the six months ended June 30, 2024 due to a decrease in loan balances.
Noninterest Income. Noninterest income decreased $886,000, or 34.0%, to $1.7 million for the six months ended June 30, 2025, compared to $2.6 million for the six months ended June 30, 2024. Net gain on bank-owned life insurance claims decreased as a $915,000 gain was realized for the six months ended June 30, 2024 and net gain on disposal of premises and equipment decreased as a gain of $274,000 was realized during six months ended June 30, 2024 from the sale of one branch office location.
Partially offsetting these decreases, service fees increased $252,000, or 32.8%, to $1.0 million for six months ended June 30, 2025, compared to $769,000 for the six months ended June 30, 2024 primarily related to increases in fees related to corporate deposit accounts, Individual Covered Health Reimbursement Arrangement (ICHRA) accounts and check card activity. Additionally, the net loss on equity securities decreased $141,000 to a loss of $69,000 for the six months ended June 30, 2025 compared to a $197,000 loss for the six months ended June 30, 2024 which was primarily due to changes in the market value of equity securities, comprised mainly of bank stocks.

Noninterest Expense. Noninterest expense increased $1.1 million, or 6.5%, to $18.5 million for the six months ended June 30, 2025 compared to $17.4 million for the six months ended June 30, 2024. Salaries and benefits increased $2.1 million primarily due to $1.0 million of one-time non-recurring expense recognized for the six months ended June 30, 2025 associated with the previously announced reduction in force, merit increases, revenue producing staff additions and higher insurance and benefit costs. Additionally, equipment expense increased $140,000 due to higher depreciation expense associated with interactive teller machines, security system upgrades and other equipment placed into service during late 2024 and FDIC expense increased $89,000.
Partially offsetting these increases, amortization of intangible assets decreased $605,000 as the Bank’s core deposit intangible was fully amortized in 2024, occupancy expense decreased $323,000 primarily due to environmental remediation costs recognized during the six months ended June 30, 2024 related to a construction project on one of the Bank’s office location, Pennsylvania shares tax expense decreased $195,000 due to $242,000 of refunds received during the six months ended June 30, 2025 as a result of amended prior year returns, and data processing expense decreased $145,000 due to higher 2024 costs associated with the initial implementation of a new loan origination system.
Income Taxes. Income tax expense decreased $287,000 to $1.2 million for the six months ended June 30, 2025 compared to $1.5 million for the six months ended June 30, 2024. The change between the periods was driven by a decrease pre-tax income to $7.1 million for the six months ended June 30, 2025 compared to $8.3 million for the six months ended June 30, 2024.
Off-Balance Sheet Arrangements
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of June 30, 2025 and December 31, 2024.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at June 30, 2025 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $64.5 million at June 30, 2025. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $100.9 million at June 30, 2025. In addition, at June 30, 2025, the Company had the ability to borrow up to $516.2 million from the FHLB of Pittsburgh, of which $494.3 million was available. The Company also has the ability to borrow up to $69.7 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both June 30, 2025 and December 31, 2024, currently these credit arrangements have remained unused.
At June 30, 2025, $238.5 million, or 85.1% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered. At June 30, 2025, the Bank's current deposit portfolio is 61.0% insured by the FDIC, and with additional coverage of 14.8% from the Bank's investment securities; of the total deposits held at the Bank only 24.2% are uninsured.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At June 30, 2025, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $9.8 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At June 30, 2025 and December 31, 2024, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	June 30, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$157,125	15.28%	$152,238	14.78%
For Capital Adequacy Purposes	46,278	4.50	46,366	4.50
To Be Well Capitalized	66,846	6.50	66,973	6.50

Tier 1 Capital (to risk weighted assets)
Actual	157,125	15.28	152,238	14.78
For Capital Adequacy Purposes	61,704	6.00	61,821	6.00
To Be Well Capitalized	82,271	8.00	82,428	8.00

Total Capital (to risk weighted assets)
Actual	167,574	16.29	162,733	15.79
For Capital Adequacy Purposes	82,271	8.00	82,428	8.00
To Be Well Capitalized	102,839	10.00	103,035	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	157,125	10.49	152,238	9.98
For Capital Adequacy Purposes	59,926	4.00	60,996	4.00
To Be Well Capitalized	74,908	5.00	76,245	5.00

Loan Credit Exposure
Refer to the "Lending Activities" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a description of each loan portfolio segment.
At June 30, 2025, the Company's loans totaled $1.11 billion, representing a $18.2 million, or 1.7%, increase compared to $1.09 billion at December 31, 2024.
The table below provides the composition of the loan portfolio:

	June 30, 2025		December 31, 2024
(Dollars in thousands)

Real Estate:
Residential	$329,324	29.6%	$337,990	30.9%
Commercial	513,197	46.2	485,513	44.4
Construction	40,680	3.7	54,705	5.0
Commercial and Industrial	138,221	12.4	112,047	10.3
Consumer	57,376	5.2	70,508	6.5
Other	32,026	2.9	31,863	2.9
Total Loans	$1,110,824	100.0%	$1,092,626	100.0%
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
The Company's CRE portfolio totaled $513.2 million at June 30, 2025, an increase of $27.7 million, or 5.7%, compared to December 31, 2024. CRE loans are concentrated in the Pittsburgh metropolitan area.
The tables below provides further detail of the composition of the CRE portfolio as of June 30, 2025:

(Dollars in thousands)	CRE Nonowner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
Retail Space	$97,449	24.31%	$1,188	72.90%
Multifamily	94,461	23.56	787	75.41
Warehouse Space	66,351	16.55	1,508	59.33
Office Space	55,376	13.81	989	80.30
Manufacturing	21,869	5.45	1,682	59.32
Medical Facilities	18,604	4.64	1,094	64.67
Hotels	13,642	3.40	1,516	59.50
Vacant Land	5,376	1.34	1,075	46.24
Senior Housing	3,276	0.82	3,276	41.97
Other	24,520	6.12	817	61.62
Total Nonowner Occupied CRE	$400,924	100.00%	$1,063	69.39%
(1) Based on collateral value at the time of loan origination.

(Dollars in Thousands)	CRE Owner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
Retail Space	$30,473	27.14%	$662	73.09%
Warehouse Space	18,850	16.79	554	52.32
Office Space	9,316	8.30	333	83.31
Medical Facilities	8,869	7.90	682	75.57
Senior Housing	5,893	5.25	1,964	27.11
Manufacturing	3,221	2.87	293	57.46
Vacant Land	2,161	1.92	127	42.87
Other	33,490	29.83	441	56.23
Total Owner Occupied CRE	$112,273	100.00%	$482	62.09%
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
The table below sets forth, as of June 30, 2025, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Changes presented in the table below are within the policy limits approved by the Board of Directors.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+400	$190,023	$(27,385)	(12.6)%	14.15%	(72)	$58,201	$5,090	9.6%
+300	196,138	(21,270)	(9.8)	14.32	(55)	56,892	3,781	7.1
+200	203,522	(13,886)	(6.4)	14.55	(32)	55,653	2,542	4.8
+100	210,813	(6,595)	(3.0)	14.74	(13)	54,416	1,305	2.5
Flat	217,408	—	—	14.87	—	53,111	—	—
(100)	222,922	5,514	2.5	14.92	5	51,759	(1,352)	(2.5)
(200)	225,064	7,656	3.5	14.75	(12)	50,323	(2,788)	(5.2)
(300)	223,061	5,653	2.6	14.34	(53)	48,670	(4,441)	(8.4)
(400)	212,551	(4,857)	(2.2)	13.47	(140)	47,257	(5,854)	(11.0)
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The Company made the following purchases of its common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)
April 1 through 30, 2025	56,397	$28.33	56,397	$2,721,636
May 1 through 31, 2025	73,777	29.43	73,777	618,992
June 1 through 30, 2025	21,719	28.74	21,719	—
Total	151,893	$28.92	151,893
(1) On July 22, 2024, the Company announced that the Board had approved a program commencing on July 25, 2024 to repurchase up to 5% of the Company's then outstanding common stock. This repurchase program was completed on June 13, 2025. In connection with the program, the Company purchased a total of 257,145 shares of the Company's common stock at an average price of $28.70 per share.
(2) Based on the closing price of the Company's common stock on June 30, 2025, which was $28.50.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of SEC Regulation S-K).

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
101
The following materials for the quarter ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	August 8, 2025	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	August 8, 2025	/s/ Amanda L. Engles
Amanda L. Engles
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)