Form 10-Q
period 2025-09-30
CB Financial Services, Inc.
filed 2025-11-07
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2025, the number of shares outstanding of the Registrant’s Common Stock was 5,010,883.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2025	December 31, 2024
(Dollars in thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$42,790	$39,332
Noninterest-Earning	13,100	10,240
Total Cash and Due From Banks	55,890	49,572

Securities:
Available-for-Sale Debt Securities, at Fair Value	271,664	259,514
Equity Securities, at Fair Value	895	2,639
Total Securities	272,559	262,153
Loans Held for Sale	107	900
Loans, Net of Allowance for Credit Losses of $10,146 and $9,805 at September 30, 2025 and December 31, 2024, Respectively	1,133,240	1,082,821
Premises and Equipment, Net	19,896	20,708
Bank-Owned Life Insurance	24,660	24,209
Goodwill	9,732	9,732
Accrued Interest Receivable and Other Assets	29,430	31,469
TOTAL ASSETS	$1,545,514	$1,481,564

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$291,882	$267,896
Interest-Bearing Demand Accounts	365,976	316,764
Money Market Accounts	206,166	231,458
Savings Accounts	169,005	170,530
Time Deposits	301,391	296,869
Total Deposits	1,334,420	1,283,517

Other Borrowings	34,748	34,718
Accrued Interest Payable and Other Liabilities	23,881	15,951
TOTAL LIABILITIES	1,393,049	1,334,186

STOCKHOLDERS' EQUITY
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,833,533 Shares Issued and 4,998,383 Shares Outstanding at September 30, 2025, with 5,787,744 and 5,132,654 Shares Issued and Outstanding at December 31, 2024.	2,431	2,412
Capital Surplus	87,415	86,373
Retained Earnings	87,188	90,856
Treasury Stock, at Cost (835,150 and 655,090 Shares at September 30, 2025 and December 31, 2024, Respectively)	(20,561)	(15,028)
Accumulated Other Comprehensive Loss	(4,008)	(17,235)
TOTAL STOCKHOLDERS' EQUITY	152,465	147,378
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,545,514	$1,481,564
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$15,973	$14,945	$45,993	$44,453
Investment Securities:
Taxable	2,848	3,289	8,485	8,437
Tax-Exempt	146	—	146	—
Dividends	7	28	44	82
Other Interest and Dividend Income	367	1,511	1,279	3,727
TOTAL INTEREST AND DIVIDEND INCOME	19,341	19,773	55,947	56,699
INTEREST EXPENSE
Deposits	5,810	7,892	17,643	20,948
Short-Term Borrowings	68	—	199	—
Other Borrowings	364	407	1,156	1,215
TOTAL INTEREST EXPENSE	6,242	8,299	18,998	22,163
NET INTEREST AND DIVIDEND INCOME	13,099	11,474	36,949	34,536
Provision (Recovery) for Credit Losses - Loans	336	25	269	(105)
Recovery for Credit Losses - Unfunded Commitments	(77)	(66)	(42)	(9)
NET INTEREST AND DIVIDEND INCOME AFTER NET PROVISION (RECOVERY) FOR CREDIT LOSSES	12,840	11,515	36,722	34,650
NONINTEREST INCOME
Service Fees	574	451	1,595	1,220
Insurance Commissions	1	1	3	4
Other Commissions	63	104	192	188
Net Gain on Sale of Loans	50	18	99	49
Net (Loss) Gain on Investment Securities	(11,752)	245	(11,821)	49
Net Gain on Purchased Tax Credits	4	12	11	37
Gain on Sale of Subsidiary	—	138	—	138
Net Gain on Disposal of Premises and Equipment	—	—	—	274
Income from Bank-Owned Life Insurance	154	147	451	442
Net Gain on Bank-Owned Life Insurance Claims	—	—	—	915
Other Income	229	117	512	523
TOTAL NONINTEREST (LOSS) INCOME	(10,677)	1,233	(8,958)	3,839
NONINTEREST EXPENSE
Salaries and Employee Benefits	5,247	4,561	16,371	13,563
Occupancy	574	755	1,939	2,444
Equipment	367	280	1,070	842
Data Processing	708	772	2,266	2,476
Federal Deposit Insurance Corporation Assessment	173	177	552	467
Pennsylvania Shares Tax	306	265	706	860
Contracted Services	371	431	1,063	1,102
Legal and Professional Fees	411	297	789	717
Advertising	132	141	374	348
Other Real Estate Owned	8	2	9	16
Amortization of Intangible Assets	—	264	—	870
Other Expense	886	837	2,592	2,492
TOTAL NONINTEREST EXPENSE	9,183	8,782	27,731	26,197
Income (Loss) Before Income Tax (Benefit) Expense	(7,020)	3,966	33	12,292
Income Tax (Benefit) Expense	(1,324)	747	(131)	2,227
Net (Loss) Income	$(5,696)	$3,219	$164	$10,065
(LOSS) EARNINGS PER SHARE
Basic	$(1.14)	$0.63	$0.03	$1.96
Diluted	(1.07)	0.60	0.03	1.89
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,985,188	5,137,586	5,044,012	5,136,546
Diluted	5,319,594	5,346,750	5,357,173	5,328,610
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands)

Net (Loss) Income	$(5,696)	$3,219	$164	$10,065

Other Comprehensive Income:
Change in Unrealized Loss on Available-for-Sale Debt Securities	1,341	5,644	5,052	3,672
Income Tax Effect	(285)	(1,203)	(1,077)	(835)

Reclassification Adjustment for Loss on Sale of Securities Included in Net Income (1)	11,757	—	11,757	—
Income Tax Effect (2)	(2,505)	—	(2,505)	—
Other Comprehensive Income, Net of Income Tax Effect	10,308	4,441	13,227	2,837
Total Comprehensive Income	$4,612	$7,660	$13,391	$12,902
(1) Reported in Net (Loss) Gain on Investment Securities on the Consolidated Statements of Income.
(2) Reported in Income Tax (Benefit) Expense on the Consolidated Statements of Income.
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2025	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

June 30, 2025	5,832,117	$2,430	$87,190	$94,178	$(21,120)	$(14,316)	$148,362
Comprehensive Income:
Net Loss	—	—	—	(5,696)	—	—	(5,696)
Other Comprehensive Income	—	—	—	—	—	10,308	10,308
Stock-Based Compensation Expense	—	—	195	—	—	—	195
Exercise of Stock Options	1,416	1	30	—	566	—	597
Treasury stock purchased, at cost (249 shares)	—	—	—	—	(7)	—	(7)
Dividends Paid ($0.26 Per Share)	—	—	—	(1,294)	—	—	(1,294)
September 30, 2025	5,833,533	$2,431	$87,415	$87,188	$(20,561)	$(4,008)	$152,465

Three Months Ended September 30, 2024	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

June 30, 2024	5,783,588	$2,410	$85,718	$87,673	$(14,568)	$(18,351)	$142,882
Comprehensive Income:
Net Income	—	—	—	3,219	—	—	3,219
Other Comprehensive Income	—	—	—	—	—	4,441	4,441
Stock-Based Compensation Expense	—	—	215	—	—	—	215
Exercise of Stock Options	5,850	3	139	—	(148)	—	(6)
Treasury Stock Purchased, at cost (18,220 shares)	—	—	—	—	(326)	—	(326)
Dividends Paid ($0.25 Per Share)	—	—	—	(1,285)	—	—	(1,285)
September 30, 2024	5,789,438	$2,413	$86,072	$89,607	$(15,042)	$(13,910)	$149,140

The accompanying notes are an integral part of these consolidated financial statements

Nine Months Ended September 30, 2025	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2024	5,787,744	$2,412	$86,373	$90,856	$(15,028)	$(17,235)	$147,378
Comprehensive Income:
Net Income	—	—	—	164	—	—	164
Other Comprehensive Income	—	—	—	—	—	13,227	13,227
Restricted Stock Awards Granted	25,235	10	(10)	—	—	—	—
Restricted Stock Awards Forfeited	(200)	—	2	—	(2)	—	—
Stock-Based Compensation Expense	—	—	610	—	—	—	610
Exercise of Stock Options	20,754	9	487	—	1,248	—	1,744
Treasury stock purchased, at cost (235,065 shares)	—	—	(47)	—	(6,779)	—	(6,826)
Dividends Paid ($0.76 Per Share)	—	—	—	(3,832)	—	—	(3,832)
September 30, 2025	5,833,533	$2,431	$87,415	$87,188	$(20,561)	$(4,008)	$152,465

Nine Months Ended September 30, 2024	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2023	5,759,378	$2,400	$85,334	$83,392	$(14,545)	$(16,747)	$139,834
Comprehensive Income:
Net Income	—	—	—	10,065	—	—	10,065
Other Comprehensive Income	—	—	—	—	—	2,837	2,837
Restricted Stock Awards Forfeited	(1,200)	(1)	19	—	(18)	—	—
Restricted Stock Awards Granted	25,410	11	(11)	—	—	—	—
Stock-Based Compensation Expense	—	—	591	—	—	—	591
Exercise of Stock Options	5,850	3	139	—	(148)	—	(6)
Treasury Stock Purchased, at cost (18,442 shares)	—	—	—	—	(331)	—	(331)
Dividends Paid ($0.75 Per Share)	—	—	—	(3,850)	—	—	(3,850)
September 30, 2024	5,789,438	$2,413	$86,072	$89,607	$(15,042)	$(13,910)	$149,140
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2025	2024
(Dollars in thousands)

OPERATING ACTIVITIES
Net Income	$164	$10,065
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net Accretion on Securities	(165)	(564)
Depreciation and Amortization	1,349	1,973
Provision (Recovery) for Credit Losses - Loans	269	(105)
Recovery for Credit Losses - Unfunded Commitments	(42)	(9)
Net Loss (Gain) on Sale of Debt Securities	11,757	—
Net Loss on Sale of Equity Securities	13	—
Net Unrealized Loss (Gain) Recognized on Equity Securities	51	(49)
Gain on Purchased Tax Credits	(11)	(37)
Income from Bank-Owned Life Insurance	(451)	(442)
Gain on Bank-Owned Life Insurance Death Benefit Claims	—	(915)
Proceeds From Mortgage Loans Sold	5,229	3,696
Originations of Mortgage Loans for Sale	(4,740)	(4,075)
Net Gain on Sale of Loans	(99)	(49)
Loss on Sale of Other Real Estate Owned and Repossessed Assets	—	30
Noncash Expense for Stock-Based Compensation	610	591
Increase in Accrued Interest Receivable	(753)	(1,160)
Net Gain on Disposal of Premises and Equipment	—	(274)
Increase in Deferred Income Tax	3,508	1,035
Decrease in Taxes Payable	(448)	(4,314)
(Decrease) Increase in Accrued Interest Payable	(527)	1,364
Other, Net	(2,934)	(1,600)
Net Cash Provided by Operating Activities	12,780	5,161
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	28,583	10,722
Purchases of Securities	(149,336)	(70,224)
Proceeds from Sale of Debt Securities	117,833	—
Proceeds from Sale of Equity Securities	1,680	—
Net (Increase) Decrease in Loans	(46,443)	50,551
Purchase of Premises and Equipment	(462)	(3,045)
Proceeds from Disposal of Premises and Equipment	—	988
Proceeds From a Claim on Bank-Owned Life Insurance	—	2,678
Investment in Low Income Housing Tax Credit	(354)	(604)
Proceeds From Sale of Other Real Estate Owned	—	132
Purchase of Restricted Equity Securities	(4,880)	—
Redemption of Restricted Equity Securities	4,928	269
Net Cash Used in Investing Activities	(48,451)	(8,533)
FINANCING ACTIVITIES
Net Increase in Deposits	50,903	86,661
Principal Payments on Other Borrowed Funds	(20,000)	—
Proceeds From Other Borrowed Funds	20,000	—
Cash Dividends Paid	(3,832)	(3,850)
Treasury Stock, Purchases at Cost	(6,826)	(331)
Exercise of Stock Options	1,744	(6)
Net Cash Provided by Financing Activities	41,989	82,474
Increase in Cash and Due from Banks	6,318	79,102
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	49,572	68,223
CASH AND DUE FROM BANKS AT END OF PERIOD	$55,890	$147,325

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2025	2024
(Dollars in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $18,307 and $19,726, Respectively)	$19,525	$20,799
Income Taxes	1,173	6,372
SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer of Loans from Loans Held for Sale to Portfolio	403	—
Other Real Estate Acquired in Settlement of Loans	158	150
Securities Purchased Not Settled	4,013	—
Syndicated Loans Purchased and Sold Not Settled, net	4,000	6,000
Right of Use Asset Recognized	—	1,419
Unfunded Commitment in Low Income Housing Tax Credit	4,641	5,396
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc. (“CB Financial”) and its wholly owned subsidiary, Community Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Exchange Underwriters, Inc. (“Exchange Underwriters” or "EU"). CB Financial, the Bank and Exchange Underwriters are collectively referred to as the “Company”. Effective September 29, 2025, EU merged with and into the Bank, with the Bank as the surviving institution. All intercompany transactions and balances have been eliminated in consolidation.
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
On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed December 8, 2023, and resulted in a pre-tax gain of $24.6 million. This transaction did not meet the criteria for discontinued operations reporting. During 2024, the Company recognized an additional gain of $138,000 following the final settlement of all liabilities and an earn-out payment of $708,000. During 2025, an additional $49,000 earn-out payment was recognized.
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that at September 30, 2025 and December 31, 2024, the Company had one reportable segment, community banking services.
Critical Accounting Policies; Use of Critical Accounting Estimates
The disclosures below supplement the accounting policies disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.
Allowance for Credit Losses (ACL)
The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The ACL is established through a provision for credit losses that is charged against income. The methodology for determining the ACL is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded ACL. The ACL is reported separately as a contra-asset account on the Consolidated Statement of Financial Condition. The expected credit loss for unfunded loan commitments is reported on the Consolidated Statement of Financial Condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in provision for credit losses - unfunded commitments in the Consolidated Statements of Income.

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

Individually Evaluated Loans
On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less estimated costs to sell, at the reporting date, and the amortized cost basis of the loan.

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

Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available-for-sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.5 million at September 30, 2025 and $3.9 million at December 31, 2024 and is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $1.8 million at September 30, 2025 and $1.7 million at December 31, 2024 and is excluded from the estimate of credit losses.

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
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands, except share and per share data)

Net (Loss) Income	$(5,696)	$3,219	$164	$10,065

Weighted-Average Basic Common Shares Outstanding	4,985,188	5,137,586	5,044,012	5,136,546
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	334,406	209,164	313,161	192,064
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,319,594	5,346,750	5,357,173	5,328,610

(Loss) Earnings Per Share:
Basic	$(1.14)	$0.63	$0.03	$1.96
Diluted	(1.07)	0.60	0.03	1.89
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock Options	—	275,208	21,245	292,308
Restricted Stock	—	—	—	—

Note 3. Securities
The following tables present the amortized cost and fair value of securities available-for-sale at the dates indicated:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
Obligations of States and Political Subdivisions	$35,253	$862	$—	$36,115
Mortgage-Backed Securities - Government-Sponsored Enterprises	41,450	274	(1)	41,723
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	60,886	510	(5,473)	55,923
Collateralized Mortgage Obligations - Non-Agency	11,300	—	(145)	11,155
Collateralized Loan Obligations	107,184	16	(184)	107,016
Corporate Debt	20,684	102	(1,054)	19,732
Total Available-for-Sale Debt Securities	$276,757	$1,764	$(6,857)	$271,664

Equity Securities:
Mutual Funds				895
Total Securities				$272,559

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,996	$—	$(1,051)	$3,945
Obligations of States and Political Subdivisions	3,496	—	(149)	3,347
Mortgage-Backed Securities - Government-Sponsored Enterprises	53,628	—	(3,265)	50,363
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	111,076	—	(16,119)	94,957
Collateralized Loan Obligations	98,741	96	(58)	98,779
Corporate Debt	9,479	—	(1,356)	8,123
Total Available-for-Sale Debt Securities	$281,416	$96	$(21,998)	$259,514

Equity Securities:
Mutual Funds				879
Other				1,760
Total Equity Securities				2,639
Total Securities				$262,153

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	September 30, 2025
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Mortgage Backed Securities- Government-Sponsored Enterprises	—	$—	$—	1	$63	$(1)	1	$63	$(1)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	3	15,775	(116)	7	19,188	(5,357)	10	34,963	(5,473)
Collateralized Mortgage Obligations - Non-Agency	3	9,753	(145)	—	—	—	3	9,753	(145)
Collateralized Loan Obligations	9	64,663	(169)	2	11,557	(15)	11	76,220	(184)
Corporate Debt	2	3,497	(2)	3	8,423	(1,052)	5	11,920	(1,054)
Total	17	$93,688	$(432)	13	$39,231	$(6,425)	30	$132,919	$(6,857)

	December 31, 2024
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

U.S. Government Agencies	—	$—	$—	1	$3,945	$(1,051)	1	$3,945	$(1,051)
Obligations of States and Political Subdivisions	2	1,068	(16)	5	2,279	(133)	7	3,347	(149)
Mortgage Backed Securities- Government-Sponsored Enterprises	5	35,232	(222)	8	15,131	(3,043)	13	50,363	(3,265)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	4	31,208	(662)	20	63,749	(15,457)	24	94,957	(16,119)
Collateralized Loan Obligations	5	27,564	(58)	—	—	—	5	27,564	(58)
Corporate Debt	—	—	—	3	8,123	(1,356)	3	8,123	(1,356)
Total	16	$95,072	$(958)	37	$93,227	$(21,040)	53	$188,299	$(21,998)

For debt securities, the Company does not believe that any individual unrealized loss as of September 30, 2025 or December 31, 2024, represents a credit related impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate a credit related impairment. The unrealized losses on securities at September 30, 2025 and December 31, 2024 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Total securities available to be pledged have a fair value of $247.9 million at September 30, 2025 and $251.3 million at December 31, 2024 of which securities with a fair value of $179.3 million and $176.2 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure uninsured public deposits, borrowings or for other purposes as required or permitted by law.
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

	September 30, 2025
	Amortized Cost	Fair Value
(Dollars in thousands)

Due in One Year or Less	$—	$—
Due after One Year through Five Years	64	63
Due after Five Years through Ten Years	36,580	35,598
Due after Ten Years	240,113	236,003
Total	$276,757	$271,664
The following table presents the gain and loss on sales of debt securities, as well as the gain and loss on equity securities from both realized sales and unrealized market adjustments for the periods indicated. All gains and losses presented in the table below are reported in Net (Loss) Gain on Investment Securities on the Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands)

Debt Securities
Gross Realized Gain	$423	$—	$423	$—
Gross Realized Loss	(12,180)	—	(12,180)	—
Net Gain on Debt Securities	$(11,757)	$—	$(11,757)	$—

Equity Securities
Net Unrealized Gain (Loss) Recognized on Securities Held	$5	$245	$(51)	$49
Net Realized Loss Recognized on Securities Sold	—	—	(13)	—
Net Gain (Loss) on Equity Securities	$5	$245	$(64)	$49
Net (Loss) Gain on Investment Securities	$(11,752)	$245	$(11,821)	$49

During the three and nine months ended September 30, 2025, there were $11.8 million gross realized losses on the sale of debt securities as a result of the Company implementing a balance sheet repositioning strategy of its portfolio of available-for-sale securites. The Company sold $117.8 million in market value of its lower-yielding investment securities with an average yield of 2.87% and purchased $117.8 million of higher-yielding securities with an average yield of 5.43%. There were no gross unrealized losses on the sale of debt securities during the three and nine months ended September 30, 2024.

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
The following table presents the classifications of loans as of the dates indicated:

	September 30, 2025	December 31, 2024
(Dollars in thousands)

Real Estate:
Residential	$333,430	$337,990
Commercial	539,395	485,513
Construction	38,905	54,705
Commercial and Industrial	143,919	112,047
Consumer	49,581	70,508
Other	38,156	31,863
Total Loans	1,143,386	1,092,626
Allowance for Credit Losses	(10,146)	(9,805)
Loans, Net	$1,133,240	$1,082,821
Total unamortized net deferred loan fees were $839,000 and $846,000 at September 30, 2025 and December 31, 2024, respectively.

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

The following tables present the Company’s loans by year of origination, loan segmentation and risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of the dates indicated.

	Classified Loans by Origination Year (as of September 30, 2025)
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$14,725	$15,816	$30,394	$43,914	$39,240	$161,364	$23,302	$328,755
Special Mention	359	—	—	1,553	—	—	—	1,912
Substandard	—	—	2,155	—	—	608	—	2,763
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	15,084	15,816	32,549	45,467	39,240	161,972	23,302	333,430
Commercial
Pass	70,758	68,382	58,964	70,879	80,124	171,743	2,126	522,976
Special Mention	626	5,532	522	—	3,394	1,266	—	11,340
Substandard	—	—	—	—	—	5,079	—	5,079
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	71,384	73,914	59,486	70,879	83,518	178,088	2,126	539,395
Construction
Pass	6,418	10,860	6,164	7,451	269	7,020	—	38,182
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	723	—	—	—	—	723
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	6,418	10,860	6,887	7,451	269	7,020	—	38,905
Commercial and Industrial
Pass	34,316	22,802	20,961	7,004	2,868	10,086	45,695	143,732
Special Mention	—	—	—	—	—	187	—	187
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	34,316	22,802	20,961	7,004	2,868	10,273	45,695	143,919
Consumer
Pass	552	461	6,383	20,590	8,854	4,130	8,494	49,464
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	29	88	—	117
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	552	461	6,383	20,590	8,883	4,218	8,494	49,581
Other
Pass	7,000	135	3,838	21,475	—	4,590	1,118	38,156
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	7,000	135	3,838	21,475	—	4,590	1,118	38,156
Total Loans	$134,754	$123,988	$130,104	$172,866	$134,778	$366,161	$80,735	$1,143,386
Gross Charge Offs	$—	$—	$19	$64	$19	$102	$45	$249

	Classified Loans by Origination Year (as of December 31, 2024)
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$16,932	$34,311	$46,602	$41,652	$54,422	$122,083	$18,015	$334,017
Special Mention	—	—	2,586	—	—	—	—	2,586
Substandard	—	—	50	—	—	1,337	—	1,387
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	16,932	34,311	49,238	41,652	54,422	123,420	18,015	337,990
Commercial
Pass	64,438	52,178	67,336	82,578	45,959	147,557	2,839	462,885
Special Mention	5,919	1,683	2,214	4,496	280	2,782	—	17,374
Substandard	—	—	175	—	—	5,079	—	5,254
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	70,357	53,861	69,725	87,074	46,239	155,418	2,839	485,513
Construction
Pass	11,987	21,145	14,342	269	—	—	—	47,743
Special Mention	—	—	—	—	6,962	—	—	6,962
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	11,987	21,145	14,342	269	6,962	—	—	54,705
Commercial and Industrial
Pass	33,295	25,063	12,280	5,546	4,374	4,530	20,338	105,426
Special Mention	—	200	—	—	—	3,221	3,200	6,621
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	33,295	25,263	12,280	5,546	4,374	7,751	23,538	112,047
Consumer
Pass	779	8,980	31,806	14,973	4,809	3,519	5,429	70,295
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	42	21	150	—	213
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	779	8,980	31,806	15,015	4,830	3,669	5,429	70,508
Other
Pass	178	4,039	21,877	27	571	4,553	618	31,863
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	178	4,039	21,877	27	571	4,553	618	31,863
Total Loans	$133,528	$147,599	$199,268	$149,583	$117,398	$294,811	$50,439	$1,092,626
Gross Charge Offs	$—	$46	$329	$57	$54	$52	$114	$652

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	September 30, 2025
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$328,473	$3,320	$—	$—	$3,320	$1,637	$333,430
Commercial	538,615	685	82	—	767	13	539,395
Construction	38,490	—	—	—	—	415	38,905
Commercial and Industrial	143,919	—	—	—	—	—	143,919
Consumer	48,948	482	34	—	516	117	49,581
Other	38,156	—	—	—	—	—	38,156
Total Loans	$1,136,601	$4,487	$116	$—	$4,603	$2,182	$1,143,386

	December 31, 2024
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$331,705	$2,926	$1,971	$—	$4,897	$1,388	$337,990
Commercial	484,959	366	—	—	366	188	485,513
Construction	54,705	—	—	—	—	—	54,705
Commercial and Industrial	112,047	—	—	—	—	—	112,047
Consumer	69,454	809	32	—	841	213	70,508
Other	31,863	—	—	—	—	—	31,863
Total Loans	$1,084,733	$4,101	$2,003	$—	$6,104	$1,789	$1,092,626
Additional interest income that would have been recorded if the loans that were nonaccrual at September 30, 2025 were current was $20,000 and $101,000 for the three and nine months ended September 30, 2025, respectively, and $16,000 and $58,000 for the three and nine months ended September 30, 2024, respectively.
The following table sets forth the amounts for amortized cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the dates indicated.

	September 30, 2025
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,637	$—	$—	$1,637
Commercial	13	—	—	13
Construction	415	—	—	415
Consumer	117	—	—	117
Total Nonaccrual Loans	$2,182	$—	$—	2,182

Total Other Real Estate Owned				158

Total Nonperforming Assets				$2,340

	December 31, 2024
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,388	$—	$—	$1,388
Commercial	188	—	—	188
Consumer	213	—	—	213
Total Nonaccrual Loans	$1,789	$—	$—	1,789

Total Other Real Estate Owned				—

Total Nonperforming Assets				$1,789

No interest income on nonaccrual loans was recognized during the three and nine months ended September 30, 2025 and September 30, 2024.

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
Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Three and Nine Months Ended September 30, 2025
	Term Extension	Payment Delay	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
dollars in thousands
Real Estate:
Residential	$—	$—	$—	$359	$359	0.11%
Construction	—	308	—	—	308	0.79%
Total(1)	$—	$308	$—	$359	$667	0.06%
(1) Excludes loans that were fully paid off or fully charged off by period end
The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented.

	Three and Nine Months Ended September 30, 2025
	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction
Real Estate:
Residential	86	—	1.50%
Construction	—	6	—%

For the three and nine months ended September 30, 2024, there were no new loan modifications to borrowers experiencing financial difficulty.

The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $453,000 and $1.2 million at September 30, 2025 and December 31, 2024, respectively.
The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

June 30, 2025	$2,545	$3,404	$892	$1,946	$705	$230	$9,722
Charge-offs	—	—	—	—	(42)	—	(42)
Recoveries	9	—	—	42	79	—	130
Provision (Recovery) for Credit Losses - Loans	173	85	145	58	(172)	47	336
September 30, 2025	$2,727	$3,489	$1,037	$2,046	$570	$277	$10,146

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

June 30, 2024	$2,844	$3,082	$744	$1,485	$1,131	$241	$9,527
Charge-offs	—	—	—	—	(159)	—	(159)
Recoveries	—	—	—	45	41	—	86
(Recovery) Provision for Credit Losses - Loans	(226)	621	(51)	(248)	(90)	19	25
September 30, 2024	$2,618	$3,703	$693	$1,282	$923	$260	$9,479

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2024	$2,926	$3,103	$1,264	$1,584	$687	$241	$9,805
Charge-offs	—	(19)	—	(5)	(225)	—	(249)
Recoveries	10	—	—	128	183	—	321
(Recovery) Provision for Credit Losses - Loans	(209)	405	(227)	339	(75)	36	269
September 30, 2025	$2,727	$3,489	$1,037	$2,046	$570	$277	$10,146

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2023	$3,129	$2,630	$639	$1,693	$1,367	$249	$9,707
Charge-offs	—	—	—	(12)	(365)	—	(377)
Recoveries	13	—	—	132	109	—	254
(Recovery) Provision for Credit Losses - Loans	(524)	1,073	54	(531)	(188)	11	(105)
September 30, 2024	$2,618	$3,703	$693	$1,282	$923	$260	$9,479
Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. As of September 30, 2025, there were $6.0 million of loans that required specific valuation allowances of $220,000. The composition of loans that required the specific valuation allowances were a non-owner occupied commercial real estate loan for $5.1 million with a valuation allowance of $53,000, a residential real estate loan for $558,000 with a valuation allowance of $37,000, and a construction loan for $415,000 with a valuation allowance of $130,000 as of September 30, 2025. As of September 30, 2024, there were no loans that required a credit loss to be individually assigned.
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

(in thousands)	Allowance for Credit Losses
Balance at June 30, 2025	$726
Recovery for Credit Losses - Unfunded Commitments	(77)
Balance at September 30, 2025	$649

(in thousands)	Allowance for Credit Losses
Balance at June 30, 2024	$557
Recovery for Credit Losses - Unfunded Commitments	(66)
Balance at September 30, 2024	$491

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2024	$691
Recovery for Credit Losses - Unfunded Commitments	(42)
Balance at September 30, 2025	$649

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2023	$500
Recovery for Credit Losses - Unfunded Commitments	(9)
Balance at September 30, 2024	$491

Note 5. Derivatives and Hedging Activities
Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps. The Company enters into interest rate swap agreements to meet the financing and interest rate management needs of qualifying commercial loan customers. The Company simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of the offsetting customer and dealer counterparty swap agreements is that the customer pays a fixed rate of interest and the Company receives a floating rate. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. Swap derivative transactions with customers are not subject to enforceable master netting arrangements and are generally secured by rights to non-financial collateral, such as real and personal property.
Risk Participation Agreements. The Company has five risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.

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
The following table depicts the credit value and fair value adjustments recorded related to the notional amount of derivatives outstanding and interest rate swaps and risk participation agreements with other financial institutions. These adjustments are included in Accrued Interest Payable and Other Liabilities and Accrued Interest Receivable and Other Assets on the Company's Consolidated Statement of Financial Condition.

	September 30, 2025
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	$—	$—	$75,000	$830
Total Derivatives Designated as Hedging Instruments	—	—	75,000	830

Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans	10,938	141	10,938	141
Risk Participation Agreements	—	—	29,508	82
Total Derivatives Not Designated as Hedging Instruments	10,938	141	40,446	223
Total Derivatives	$10,938	$141	$115,446	$1,053

	December 31, 2024
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	$—	$—	$75,000	$801
Total Derivatives Designated as Hedging Instruments	—	—	75,000	801

Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans	—	—	—	—
Risk Participation Agreements	—	—	18,158	66
Total Derivatives Not Designated as Hedging Instruments	—	—	18,158	66
Total Derivatives	$—	$—	$93,158	$867

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
There were no transfers into or out of Level 3 during the nine months ended September 30, 2025 or year ended December 31, 2024.
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Hierarchy	September 30, 2025	December 31, 2024
(Dollars in thousands)

ASSETS
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$—	$3,945
Obligations of States and Political Subdivisions	Level 2	36,115	3,347
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	41,723	50,363
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	55,923	94,957
Collateralized Mortgage Obligations - Non-Agency	Level 2	11,155	—
Collateralized Loan Obligations	Level 2	107,016	98,779
Corporate Debt	Level 2	19,732	8,123
Total Available-for-Sale Debt Securities		271,664	259,514

Equity Securities
Mutual Funds	Level 1	895	879
Other	Level 1	—	1,760
Total Equity Securities		895	2,639
Total Securities		272,559	262,153
Derivative Financial Assets
Interest Rate Swaps - Commercial Loans	Level 2	$141	$—
Total Assets		$272,700	$262,153

LIABILITIES
Derivative Financial Liabilities
Interest Rate Swaps	Level 2	$830	$801
Interest Rate Swaps - Commercial Loans	Level 2	141	—
Risk Participation Agreements	Level 2	82	66
Total Liabilities		$1,053	$867
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

Financial Asset	Fair Value Hierarchy	September 30, 2025	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Individually Evaluated Loans	Level 3	$5,820	Appraisal of Collateral (1)	Appraisal Adjustments (2)	25%	to	85%	38.0%

Financial Asset	Fair Value Hierarchy	December 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in thousands)

Individually Evaluated Loans	Level 3	$5,244	Appraisal of Collateral (1)	Appraisal Adjustments (2)	25%	to	52%	26.2%
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

Individually evaluated loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At September 30, 2025, the fair value of these loans consisted of loan balances of $6.0 million less specific valuation allowances of $220,000. At December 31, 2024, the fair value of these loans consisted of loan balances of $5.6 million less specific valuation allowances of $398,000.
The fair value of mortgage servicing rights ("MSRs") is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. At September 30, 2025 and December 31, 2024, the Company did not have any MSRs that would be required to be remeasured.
Other real estate owned ("OREO") properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy. As of September 30, 2025 and December 31, 2024, the Company did not have any OREO that would be required to be remeasured.
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

The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		September 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$42,790	$42,790	$39,332	$39,332
Noninterest-Earning	Level 1	13,100	13,100	10,240	10,240
Securities	See Above	272,559	272,559	262,153	262,153
Loans Held for Sale	Level 2	107	107	900	900
Loans, Net	Level 3	1,133,240	1,120,077	1,082,821	1,045,104
Restricted Stock	Level 2	3,006	3,006	3,055	3,055
Mortgage Servicing Rights	Level 3	429	723	466	849
Derivative Assets	Level 2	141	141	—	—
Accrued Interest Receivable	Level 2	6,339	6,339	5,586	5,586
Financial Liabilities:
Deposits	Level 2	1,334,420	1,333,887	1,283,517	1,284,494
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	19,833	20,000	20,004
Subordinated Debt	Level 2	14,748	14,507	14,718	14,206
Derivative Liabilities	Level 2	1,053	1,053	867	867
Accrued Interest Payable	Level 2	1,969	1,969	2,496	2,496
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
The following table presents the unused and available credit balances of financial instruments whose contracts represent credit risk at the dates indicated:

	September 30, 2025	December 31, 2024
(Dollars in thousands)

Standby Letters of Credit	$630	$605
Performance Letters of Credit	892	668
Construction Loans	37,560	41,118
Personal Lines of Credit	9,718	6,959
Overdraft Protection Lines	4,140	4,371
Home Equity Lines of Credit	31,800	27,504
Commercial Lines of Credit	119,355	86,362
Total Commitments	$204,095	$167,587
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
Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of September 30, 2025 and December 31, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands)

Operating Lease Expense	$127	$139	$367	$315
Variable Lease Expense	12	10	36	26
Total Lease Expense	$139	$149	$403	$341

	September 30, 2025	December 31, 2024
(Dollars in thousands)

Operating Leases:
ROU Assets	$2,548	$2,761
Weighted Average Lease Term in Years	10.74	11.07
Weighted Average Discount Rate	4.24%	4.18%

September 30, 2025
(Dollars in thousands)

Maturity Analysis:
Due in One Year	$426
Due After One Year to Two Years	403
Due After Two Years to Three Years	384
Due After Three Years to Four Years	312
Due After Four to Five Years	265
Due After Five Years	1,608
Total	$3,398
Less: Present Value Discount	776
Lease Liabilities	$2,622
There were no new lease agreements which commenced during the nine months ended September 30, 2025.
During the nine months ended September 30, 2024, the Bank completed the sale and leaseback of a branch office located in Rostraver, Pennsylvania, for a sales price of $1.1 million. As a result, the Bank recorded a pre-tax net gain of $274,000. Concurrently, the Bank entered into a lease agreement with the purchaser under which the Bank leased the property for an initial term of 20 years with specified renewal options. The lease agreement includes a 2.0% annual rent escalation during the initial term and renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $1.0 million.
Also during the nine months ended September 30, 2024, the Bank entered into a lease agreement under which the Bank leased retail property located in Uniontown, Pennsylvania. The lease agreement is for an initial term of five years with specific renewal options. The lease agreement includes a 2.5% annual rent escalation during the initial term and renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $410,000.
Note 9. Segment and Related Information
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company's President and Chief Executive Officer functions as its CODM. At September 30, 2025 and December 31, 2024, the Company had one reportable segment, community banking services, upon which the CODM makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts all with similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.
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

Note 10. Stock Based Compensation
The following table presents stock option information for the period indicated.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2024	377,088	$23.65	5.7
Granted	—	—
Exercised	(75,869)	22.98
Forfeited	(38,904)	23.30
Outstanding Options at September 30, 2025	262,315	$23.90	5.6

Exercisable Options at September 30, 2025	145,395	$24.74	3.9

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at September 30, 2025	116,920	$22.85	7.7

The following table presents restricted stock award information for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2024	65,029	$22.64	3.0
Granted	25,235	30.62
Vested	(17,863)	22.84
Forfeited	(310)	21.50
Nonvested Restricted Stock at September 30, 2025	72,091	$25.39	3.1
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $195,000 and $215,000 for the three months ended September 30, 2025 and 2024. Stock-based compensation expense was $610,000 and $591,000 for the nine months ended September 30, 2025 and 2024.
As of September 30, 2025 and December 31, 2024, total unrecognized compensation expense was $443,000 and $701,000, respectively, related to stock options, and $1.5 million and $1.2 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at September 30, 2025 and December 31, 2024 exceeds the exercise price of the stock options. The intrinsic value of stock options was $2.4 million and $1.9 million at September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025 and December 31, 2024, there were 262,265 and 287,500 shares of common stock available and reserved under the 2024 Plan to be issued as restricted stock awards or units based on the terms of the Plan. At September 30, 2025, 25,235 shares have been granted under the 2024 Plan. The 2021 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2024 Plan, no more awards can be granted under the 2021 Plan.

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
The following table presents the balances of the Company's LIHTC investments and related unfunded commitments:

	September 30, 2025	December 31, 2024
(Dollars in thousands)
Low Income Housing Tax Credit Investments	$6,000	$6,000
Less: Amortization	(146)	(55)
Net Low Income Housing Tax Credit Investments	$5,854	$5,945
Unfunded Commitments	$4,641	$4,995
The Company accounts for qualifying LIHTC investments under the proportional amortization method. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
The following table presents other information related to the Company's low income housing tax credit investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(dollars in thousands)
Tax Credits and Other Tax Benefits Recognized	$37	$—	$112	$—
Proportional Amortization Expense Included in Provision for Income Taxes	$30	$—	$91	$—
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
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2025, compared to the consolidated financial condition as of December 31, 2024 and the consolidated results of operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.
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
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(Dollars in thousands)

Interest Income (GAAP)	$19,341	$19,773	$55,947	$56,699
Adjustment to FTE Basis	100	42	213	118
Interest Income (FTE) (Non-GAAP)	19,441	19,815	56,160	56,817
Interest Expense (GAAP)	6,242	8,299	18,998	22,163
Net Interest Income (FTE) (Non-GAAP)	$13,199	$11,516	$37,162	$34,654

Net Interest Rate Spread (GAAP)	3.05%	2.36%	2.86%	2.48%
Adjustment to FTE Basis	0.03	0.02	0.02	0.02
Net Interest Rate Spread (FTE) (Non-GAAP)	3.08%	2.38%	2.88%	2.50%

Net Interest Margin (GAAP)	3.64%	3.11%	3.49%	3.21%
Adjustment to FTE Basis	0.03	0.01	0.02	0.01
Net Interest Margin (FTE) (Non-GAAP)	3.67%	3.12%	3.51%	3.22%

Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	September 30, 2025	December 31, 2024
(Dollars in thousands, except share and per share data)

Stockholders' Equity (GAAP)	$152,465	$147,378
Goodwill and Other Intangible Assets, Net	(9,732)	(9,732)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$142,733	$137,646

Common Shares Outstanding (Denominator)	4,998,383	5,132,654

Book Value per Common Share (GAAP)	$30.50	$28.71

Tangible Book Value per Common Share (Non-GAAP)	$28.56	$26.82

Consolidated Statements of Financial Condition Analysis
Assets
Total assets increased $64.0 million, or 4.3%, to $1.55 billion at September 30, 2025 compared to $1.48 billion at December 31, 2024.
Cash and Securities
•Cash and due from banks increased $6.3 million, or 12.7%, to $55.9 million at September 30, 2025, compared to $49.6 million at December 31, 2024.
•Securities increased $10.4 million, or 4.0%, to $272.6 million at September 30, 2025, compared to $262.2 million at December 31, 2024. During the quarter ended September 30, 2025, the Bank implemented a balance sheet repositioning strategy of its portfolio of available-for-sale investment securities in which $129.6 million in book value of lower-yielding investment securities with an average yield of 2.87% were sold for an after-tax realized loss of $9.3 million. Investment securities sold included $121.1 million of mortgage-backed securities/collateralized mortgage obligations issued by the U.S. government-sponsored agencies, $5.0 million of U.S. government agency securities and $3.5 million of municipal securities. The Bank then purchased $117.8 million of higher-yielding mortgage-backed securities/collateralized mortgage obligations issued by U.S government-sponsored agencies, municipal securities, subordinated debt investments and non-agency guaranteed securitizations with an expected tax-equivalent yield of approximately 5.43%. This strategy is expected to add nearly 19 basis points to net interest margin (“NIM”) and approximately $0.40 to annual earnings per share. The Company expects to recover the $9.3 million loss in approximately 4.2 years.
Loans, Allowance for Credit Losses (ACL) and Credit Quality
•Total loans increased $50.8 million, or 4.6%, to $1.14 billion compared to $1.09 billion, and included increases in commercial real estate, commercial and industrial and other loans of $53.9 million, $31.9 million and $6.3 million, respectively, partially offset by decreases in consumer, construction and residential real estate loans of $20.9 million, $15.8 million and $4.6 million, respectively. The decrease in consumer loans resulted from a reduction in indirect automobile loan production due to the discontinuation of this product offering as of June 30, 2023. This portfolio is expected to continue to decline as resources are allocated and production efforts are focused on more profitable commercial products. Excluding the $23.1 million decrease in indirect automobile loans, total loans increased $73.9 million, or 7.2%. Loan production totaled $163.3 million while $73.4 million of loans were paid off since December 31, 2024.
•The allowance for credit losses (ACL) was $10.1 million at September 30, 2025 and $9.8 million at December 31, 2024. As a result, the ACL to total loans was 0.89% at September 30, 2025 and 0.90% at December 31, 2024. During the nine months ended September 30, 2025, the Company recorded a net provision for credit losses of $227,000 including a provision for credit losses on loans of $269,000, partially offset by a recovery for credit loses on unfunded commitments of $42,000.
•Net recoveries for the nine months ended September 30, 2025 were $72,000, or 0.01% of average loans on an annualized basis. Net charge-offs for the nine months ended September 30, 2024 were $123,000, or 0.02% of average loans on an annualized basis.
•Nonperforming loans, which include nonaccrual loans and accruing loans past due 90 days or more, were $2.2 million at September 30, 2025 and $1.8 million at December 31, 2024. Nonperforming loans to total loans ratio was 0.19% at September 30, 2025 and 0.16% at December 31, 2024.
Liabilities
Total liabilities increased $58.9 million, or 4.4%, to $1.39 billion at September 30, 2025 compared to $1.33 billion at December 31, 2024.
Deposits
•Total deposits increased $50.9 million, or 4.0%, to $1.33 billion as of September 30, 2025 compared to $1.28 billion at December 31, 2024. Interest-bearing demand, non interest-bearing demand and time deposits increased $49.2 million, $24.0 million and $4.5 million, respectively, while money market and savings deposits decreased $25.3 million and $1.5 million, respectively. This favorable change in the deposit mix was the result of an increased focus on building core banking relationships while strategically reducing higher priced relationships. Brokered time deposits totaled $98.5 million as of September 30, 2025 and $39.0 million as of December 31, 2024, all of which mature within three months and were utilized to fund the purchase of floating rate CLO securities. At September 30, 2025, FDIC insured deposits totaled approximately 59.6% of total deposits while an additional 16.3% of total deposits were collateralized with investment securities.
Accrued Interest Payable and Other Liabilities
•Accrued interest payable and other liabilities increased $7.9 million, or 49.5%, to $23.9 million at September 30, 2025, compared to $16.0 million at December 31, 2024 primarily due to $4.0 million of syndicated national credits purchased and not yet settled and $4.0 million of securities purchased and not yet settled.
Stockholders’ Equity
Stockholders’ equity increased $5.1 million, or 3.5%, to $152.5 million at September 30, 2025, compared to $147.4 million at December 31, 2024. The key factors positively impacting stockholders’ equity was a $13.2 million decrease in accumulated other comprehensive loss resulting primarily from the securities repositioning strategy, $1.7 million of shares issued as a result of stock option exercises and $164,000 of net income for the current year, partially offset by $6.8 million of treasury shares purchased under the stock repurchase program and the payment of $3.8 million in dividends since December 31, 2024.
Book value per common share (GAAP) was $30.50 at September 30, 2025 compared to $28.71 at December 31, 2024, an increase of $1.79. Tangible book value per common share (Non-GAAP) increased $1.74, or 6.5%, to $28.56 compared to $26.82 at December 31, 2024.
Consolidated Results of Operations for the Three Months Ended September 30, 2025 and 2024
Overview. Net loss was $5.7 million for the three months ended September 30, 2025, a decrease of $8.9 million compared to net income of $3.2 million for the three months ended September 30, 2024.
Net Interest and Dividend Income. Net interest and dividend income increased $1.6 million, or 14.2%, to $13.1 million for the three months ended September 30, 2025 compared to $11.5 million for the three months ended September 30, 2024. Net interest margin (GAAP) increased 53 basis points (bps) to 3.64% for the three months ended September 30, 2025 compared to 3.11% for the three months ended September 30, 2024. Fully Tax Equivalent (FTE) net interest margin (Non-GAAP) increased 55 bps to 3.67% for the three months ended September 30, 2025 compared to 3.12% for the three months ended September 30, 2024.
Interest and Dividend Income
•Interest and dividend income decreased $432,000, or 2.2%, to $19.3 million for the three months ended September 30, 2025 compared to $19.8 million the three months ended September 30, 2024.
◦Interest income on loans increased $1.0 million, or 6.9%, to $16.0 million for the three months ended September 30, 2025 compared to $14.9 million for the three months ended September 30, 2024. The average balance of loans increased $56.1 million to $1.12 billion from $1.06 billion, causing an $830,000 increase in interest income on loans. Additionally, the average yield on loans increased 8 bps to 5.68% from 5.60% despite a 125bp reduction in the federal funds rate since September 2024. While this led to the downward repricing of variable and adjustable rate loans, the impact was partially negated by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products. The increase in the average yield caused a $217,000 increase in interest income on loans.
◦Interest income on investment securities decreased $295,000, or 9.0%, to $3.0 million for the three months ended September 30, 2025 compared to $3.3 million for the three months ended September 30, 2024 driven by a $16.6 million decrease in average balances and a 9 bp decrease in average yield. The decrease in volume was due to the timing of sales and subsequent repurchases in the securites repositioning strategy. The decrease in yield resulted from the reductions in the federal funds rate since September 2024.
◦Interest income on interest-earning deposits at other banks decreased $1.2 million to $293,000 for the three months ended September 30, 2025 compared to $1.4 million for the three months ended September 30, 2024 driven by a 126 bp decrease in the average yield and a $81.4 million decrease in average balances. The decrease in the yield was primarily related to the Federal Reserve’s reductions in the federal funds rate while the decrease in the volume was due to the funding of loans and decrease in average deposits.
Interest Expense
•Interest expense decreased $2.1 million, or 24.8%, to $6.2 million for the three months ended September 30, 2025 compared to $8.3 million for the three months ended September 30, 2024.
◦Interest expense on deposits decreased $2.1 million, or 26.4%, to $5.8 million for the three months ended September 30, 2025 compared to $7.9 million for the three months ended September 30, 2024. The cost of interest-bearing deposits declined 68 bps to 2.26% for the three months ended September 30, 2025 from 2.94% for the three months ended September 30, 2024 due to the change in the deposit mix and the recent Federal Reserve federal funds rate decreases. The decrease in the cost of interest-bearing deposits accounted for a $1.8 million decrease in interest expense. Average interest-bearing deposit balances decreased $47.0 million, or 4.4%, to $1.02 billion as of September 30, 2025 compared to $1.07 billion as of September 30, 2024, primarily as the Bank strategically reduced time deposit only relationships. The decrease in average balances accounted for a $320,000 decrease in interest expense.
Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. FTE yield adjustments have been made for tax exempt loan and security interest income utilizing a marginal federal income tax rate of 21.0% for the periods presented. As such, amounts will not agree to income as reported in the consolidated financial statements. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,120,036	$16,034	5.68%	$1,063,946	$14,987	5.60%
Debt Securities
Taxable	259,196	2,848	4.40	288,208	3,289	4.56
Exempt From Federal Tax	12,461	185	5.94	—	—	—
Equity Securities	1,000	7	2.80	2,693	28	4.16
Interest-Earning Deposits at Banks	29,682	293	3.95	111,131	1,448	5.21
Other Interest-Earning Assets	3,972	74	7.39	3,108	63	8.06
Total Interest-Earning Assets	1,426,347	19,441	5.41	1,469,086	19,815	5.37
Noninterest-Earning Assets	75,480			57,602
Total Assets	$1,501,827			$1,526,688
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$350,232	1,835	2.08%	$316,301	1,923	2.42%
Money Market Accounts	211,660	1,401	2.63	217,148	1,726	3.16
Savings Accounts	171,188	43	0.10	175,753	46	0.10
Time Deposits	287,646	2,531	3.49	358,498	4,197	4.66
Total Interest-Bearing Deposits	1,020,726	5,810	2.26	1,067,700	7,892	2.94
Short-Term Borrowings	5,655	68	4.77	—	—	—
Other Borrowings	34,743	364	4.16	34,702	407	4.67
Total Interest-Bearing Liabilities	1,061,124	6,242	2.33	1,102,402	8,299	2.99
Noninterest-Bearing Demand Deposits	271,462			263,650
Total Funding and Cost of Funds	1,332,586		1.86	1,366,052		2.42
Other Liabilities	20,120			15,043
Total Liabilities	1,352,706			1,381,095
Stockholders' Equity	149,121			145,593
Total Liabilities and Stockholders' Equity	$1,501,827			$1,526,688
Net Interest Income (FTE) (Non-GAAP) (3)		$13,199			$11,516
Net Interest-Earning Assets (4)	$365,223			$366,684
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			3.08%			2.38%
Net Interest Margin (GAAP) (6)			3.64			3.11
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.67			3.12
Return on Average Assets (1)			(1.50)			0.84
Return on Average Equity (1)			(15.15)			8.80
Average Equity to Average Assets			9.93			9.54
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.42			133.26
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

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. FTE yield adjustments have been made for tax exempt loan and security income utilizing a marginal federal income tax rate of 21.0%. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$830	$217	$1,047
Debt Securities:
Taxable	(329)	(112)	(441)
Exempt From Federal Tax	185	—	185
Equity Securities	(14)	(7)	(21)
Cash at Other Banks	(866)	(289)	(1,155)
Other Interest-Earning Assets	16	(5)	11
Total Interest-Earning Assets	(178)	(196)	(374)

Interest Expense:
Deposits	(320)	(1,762)	(2,082)
Short-Term Borrowings	68	—	68
Other Borrowings	2	(45)	(43)
Total Interest-Bearing Liabilities	(250)	(1,807)	(2,057)
Change in Net Interest and Dividend Income	$72	$1,611	$1,683
Provision for Credit Losses. A provision for credit losses of $259,000 was recorded for the three months ended September 30, 2025. The provision for credit losses on loans was $336,000 and was primarily due to additional reserves required for overall loan growth, changes in qualitative factors and an addition to individually assessed loans requiring specific reserves, partially offset by favorable changes in portfolio concentrations and the calculated loss rate. This was partially offset by a $77,000 recovery for credit losses on unfunded commitments due to a decrease in unfunded commitments. This compared to a net recovery of $41,000 recorded for the three months ended September 30, 2024 as the recovery for credit losses on unfunded commitments was $66,000 due to a decreases in unfunded commitments and the loss rate on construction loans and the provision for credit losses on loans was $25,000 due to changes in qualitative factors partially offset by changes in loan portfolio concentrations and an improvement in loss rates.
Noninterest Income. Noninterest income decreased $11.9 million, or 965.9%, to a loss of $10.7 million for the three months ended September 30, 2025, compared to income of $1.2 million for the three months ended September 30, 2024 as a result of $11.8 million in losses on the sale of securities from the securities repositioning strategy. Excluding security gains and losses from both periods and a gain on the sale of a subsidiary recognized during the three months ended September 30, 2024, noninterest income increased $225,000, or 26.5%, to $1.1 million for the three months ended September 30, 2025, compared to $850,000 for the three months ended September 30, 2024. This resulted primarily from a $123,000 increase in service fees primarily related to corporate deposit and Individual Covered Health Reimbursement Arrangement accounts and a $112,000 increase in other income related to hedge fees.
Noninterest Expense. Noninterest expense increased $401,000, or 4.6%, to $9.2 million for the three months ended September 30, 2025 compared to $8.8 million for the three months ended September 30, 2024. Salaries and benefits increased $686,000, or 15.0%, to $5.2 million primarily due to merit increases, revenue producing staff additions and higher insurance benefit costs, partially offset by savings realized due to the reduction in force implemented earlier this year. Legal and professional fees increased $114,000 due to timing of internal and external audit services. Equipment expense increased $87,000 due to higher depreciation expense associated with interactive teller machines, security system upgrades and other equipment placed into service in 2024. These increases were partially offset as intangible amortization decreased $264,000 as the Bank’s core deposit intangibles were fully amortized in 2024. Occupancy expense decreased $181,000 due to environmental remediation costs related to a construction project on one of the Bank’s office locations recognized only in 2024 and certain property management cost savings initiatives implemented in 2025. Data processing expense decreased $64,000 due to costs associated with the implementation of a new loan origination system and financial dashboard platform during mid-2024.
Income Taxes. Income tax expense was a $1.3 million benefit for the three months ended September 30, 2025 compared to a $747,000 expense for the three months ended September 30, 2024. This change was primarily driven by a decrease in pre-tax income to a $7.0 million loss for the three months ended September 30, 2025 compared to $4.0 million of income for the three months ended September 30, 2024. This resulted from the loss recognized as a result of the securities repositioning strategy exectued during the three months ended September 30, 2025.
Results of Operations for the Nine Months Ended September 30, 2025 and 2024
Overview. Net income was $164,000 for the nine months ended September 30, 2025, a decrease of $9.9 million compared to $10.1 million for the nine months ended September 30, 2024.
Net Interest and Dividend Income. Net interest and dividend income increased $2.4 million, or 7.0%, to $36.9 million for the nine months ended September 30, 2025 compared to $34.5 million for the nine months ended September 30, 2024. Net interest margin (GAAP) increased to 3.49% for the nine months ended September 30, 2025 compared to 3.21% for the nine months ended September 30, 2024. Net interest margin (FTE) (Non-GAAP) increased 29 bps to 3.51% for the nine months ended September 30, 2025 compared to 3.22% the nine months ended September 30, 2024.
Interest and Dividend Income
•Interest and dividend income decreased $752,000, or 1.3%, to $55.9 million for the nine months ended September 30, 2025 compared to $56.7 million for the nine months ended September 30, 2024.
◦Interest income on loans increased $1.5 million, or 3.5%, to $46.0 million during the nine months ended September 30, 2025 compared to $44.5 million for the nine months ended September 30, 2024. The average balance of loans increased $22.1 million to $1.10 billion for the nine months ended September 30, 2025 compared to $1.08 billion for the nine months ended September 30, 2024 resulting in a $865,000 increase in interest income on loans. Additionally, the average yield on loans increased 9 bps to 5.62% for the nine months ended September 30, 2025 compared to 5.53% for the nine months ended September 30, 2024 resulting in a $731,000 increase in interest income on loans. The increase in the loan yield is despite a 125bp reduction in the federal funds rate since September 2024. While this led to the downward repricing of variable and adjustable rate loans, the impact was partially negated by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products.
◦Interest income on investment securities increased $194,000, or 2.3%, to $8.6 million during the nine months ended September 30, 2025 compared to $8.4 million for the nine months ended September 30, 2024 driven by a $14.7 million increase in average balances, partially offset by a 11 bp decrease in the average yield. The increase in volume and decrease in yield was driven by a $25.5 million increase in the average balance of CLO securities as the Company executed a leverage strategy to purchase these assets funded with brokered certificates of deposits. The increase in the volume resulted in a $515,000 increase in interest income. The decrease in the average yield resulted in a $282,000 decrease in interest income and was the result of reductions in the federal funds rates since September 2024.
◦Interest income on interest-earning deposits at other banks decreased $2.4 million, to $1.1 million for the nine months ended September 30, 2025 compared to $3.5 million for the nine months ended September 30, 2024 as average balances decreased $54.5 million and the average yield decreased 114 bps. The volume decreased as cash was utilized to fund security purchases and loan originations and cover deposit fluctuations while the average yield decrease resulted from reductions in the federal funds rate since September 2024.
Interest Expense
•Interest expense decreased $3.2 million, or 14.3%, to $19.0 million for the nine months ended September 30, 2025 compared to $22.2 million for the nine months ended September 30, 2024.
◦Interest expense on deposits decreased $3.3 million, or 15.8%, to $17.6 million for the nine months ended September 30, 2025 compared to $20.9 million for the nine months ended September 30, 2024. Declining market interest rates led to the repricing of interest-bearing demand, money market and time deposits and resulted in a 40 bp decrease in the average cost of interest-bearing deposits compared to the nine months ended September 30, 2024.

This accounted for a $3.0 million decrease in interest expense. Additionally, the average balance of interest-bearing deposits decreased $15.6 million resulting in a $276,000 decrease in interest expense.
◦Interest expense on borrowed funds increased $140,000, or 11.5%, to $1.4 million for the nine months ended September 30, 2025 compared to $1.2 million for the nine months ended September 30, 2024. The average balance of borrowed funds increased $5.6 million due to FHLB short-term advances utilized during the nine months ended September 30, 2025. The increase in the average balance accounted for a $200,000 increase in interest expense. Partially offsetting this increase, the average cost of borrowed funds decreased 19 bps as $20.0 million of long-term borrowings matured and were replaced at current market rates. The decrease in the cost accounted for a $60,000 decrease in interest expense.
Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. Average balances are derived from daily balances over the periods indicated. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. FTE yield adjustments have been made for tax exempt loan and security interest income utilizing a marginal federal income tax rate of 21% for the periods presented. As such, amounts will not agree to income as reported in the consolidated financial statements. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,098,105	$46,167	5.62%	$1,076,052	$44,571	5.53%
Debt Securities
Taxable	273,949	8,485	4.13	263,433	8,437	4.27
Tax Exempt	4,199	185	5.87	—	—	—
Equity Securities	1,552	44	3.78	2,693	82	4.06
Interest-Earning Deposits at Banks	36,044	1,083	4.01	90,507	3,493	5.15
Other Interest-Earning Assets	3,648	196	7.18	3,166	234	9.87
Total Interest-Earning Assets	1,417,497	56,160	5.30	1,435,851	56,817	5.29
Noninterest-Earning Assets	69,034			55,366
Total Assets	$1,486,531			$1,491,217
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$334,380	5,039	2.01%	$325,383	5,576	2.29%
Savings Accounts	172,517	126	0.10	184,017	157	0.11
Money Market Accounts	226,760	4,874	2.87	211,921	4,885	3.08
Time Deposits	277,424	7,604	3.66	305,386	10,330	4.52
Total Interest-Bearing Deposits	1,011,081	17,643	2.33	1,026,707	20,948	2.73
Short-Term Borrowings	5,607	199	4.75	1	—	—
Other Borrowings	34,733	1,156	4.45	34,692	1,215	4.68
Total Interest-Bearing Liabilities	1,051,421	18,998	2.42	1,061,400	22,163	2.79
Noninterest-Bearing Demand Deposits	269,259			271,511
Total Funding and Cost of Funds	1,320,680		1.92	1,332,911		2.22
Other Liabilities	17,812			16,045
Total Liabilities	1,338,492			1,348,956
Stockholders' Equity	148,039			142,261
Total Liabilities and Stockholders' Equity	$1,486,531			$1,491,217
Net Interest Income (FTE) (Non-GAAP) (3)		$37,162			$34,654
Net Interest-Earning Assets (4)	$366,076			$374,451
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			2.88%			2.50%
Net Interest Margin (GAAP) (6)			3.49			3.21
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.51			3.22
Return on Average Assets (1)			0.01			0.90
Return on Average Equity (1)			0.15			9.45
Average Equity to Average Assets			9.96			9.54
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.82			135.28
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

Rate Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. FTE yield adjustments have been made for tax exempt loan and security income utilizing a marginal federal income tax rate of 21%. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The total column represents the sum of the prior columns.

	Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$865	$731	$1,596
Debt Securities:
Taxable	330	(282)	48
Exempt From Federal Tax	185	—	185
Equity Securities	(32)	(6)	(38)
Cash at Other Banks	(1,761)	(649)	(2,410)
Other Interest-Earning Assets	32	(70)	(38)
Total Interest-Earning Assets	(381)	(276)	(657)

Interest Expense:
Deposits	(276)	(3,029)	(3,305)
Short-Term Borrowings	199	—	199
Other Borrowings	1	(60)	(59)
Total Interest-Bearing Liabilities	(76)	(3,089)	(3,165)
Change in Net Interest and Dividend Income	$(305)	$2,813	$2,508
Provision for Credit Losses. The net provision for credit losses was $227,000 for the nine months ended September 30, 2025. The provision for credit losses for loans was $269,000, partially offset by a recovery for credit losses for unfunded commitments of $42,000. The increase for provision for credit losses for loans was due to loan growth and increases in qualitative factors, partially offset by improvement of individually analyzed loans that required specific provision in prior periods and a decline in calculated loss rates. The recovery for unfunded commitments was due to a decline in the unfunded commitment balance. This compared to a recovery for credit losses of $114,000 for the nine months ended September 30, 2024 due to a decrease in loan balances. The prior period recovery for credit losses was comprised of $105,000 for loans and $9,000 for unfunded commitments.
Noninterest Income. Noninterest income decreased $12.8 million, or 333.3%, to a $9.0 million loss for the nine months ended September 30, 2025, compared to $3.8 million of income for the nine months ended September 30, 2024. This decrease was mainly due to loss on securities for the securities repositioning of $11.8 million and a $64,000 loss mainly related to the sale of equity securities for the nine months ended September 30, 2025 compared to a $49,000 loss for the nine months ended September 30, 2024 which was primarily due to changes in the market value of equity securities, comprised mainly of bank stocks. Net gain on bank-owned life insurance claims decreased as a $915,000 gain was realized for the nine months ended September 30, 2024 and net gain on disposal of premises and equipment decreased as a gain of $274,000 was realized during nine months ended September 30, 2024 from the sale of one branch office location.
Partially offsetting these decreases, service fees increased $375,000, or 30.7%, to $1.6 million for nine months ended September 30, 2025, compared to $1.2 million for the nine months ended September 30, 2024 primarily related to increases in fees related to corporate deposit accounts, Individual Covered Health Reimbursement Arrangement (ICHRA) accounts and check card activity.

Noninterest Expense. Noninterest expense increased $1.5 million, or 5.9%, to $27.7 million for the nine months ended September 30, 2025 compared to $26.2 million for the nine months ended September 30, 2024. Salaries and benefits increased $2.8 million primarily due to $1.0 million of one-time non-recurring expense recognized for the nine months ended September 30, 2025 associated with the previously announced reduction in force, merit increases, revenue producing staff additions and higher insurance and benefit costs. Additionally, equipment expense increased $228,000 due to higher depreciation expense associated with interactive teller machines, security system upgrades and other equipment placed into service during late 2024 and FDIC expense increased $85,000.
Partially offsetting these increases, amortization of intangible assets decreased $870,000 as the Bank’s core deposit intangible was fully amortized in 2024, occupancy expense decreased $505,000 primarily due to environmental remediation costs recognized during the nine months ended September 30, 2024 related to a construction project on one of the Bank’s office location and certain property management cost savings initiatives implemented during the nine months ended September 30, 2025, Pennsylvania shares tax expense decreased $154,000 due to $242,000 of refunds received during the nine months ended September 30, 2025 as a result of amended prior year returns, and data processing expense decreased $210,000 due to higher 2024 costs associated with the initial implementation of a new loan origination system.
Income Taxes. Income tax expense decreased $2.4 million to a $131,000 income tax benefit for the nine months ended September 30, 2025 compared to $2.2 million of income tax expense for the nine months ended September 30, 2024. The change between the periods was driven by a decrease in pre-tax income to $33,000 for the nine months ended September 30, 2025 compared to $12.3 million for the nine months ended September 30, 2024. The decrease in pre-tax income was mainly due to the securities repositioning in the current year.
Off-Balance Sheet Arrangements
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of September 30, 2025 and December 31, 2024.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at September 30, 2025 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $55.9 million at September 30, 2025. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $93.2 million at September 30, 2025. In addition, at September 30, 2025, the Company had the ability to borrow up to $500.4 million from the FHLB of Pittsburgh, of which $478.6 million was available. The Company also has the ability to borrow up to $69.8 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both September 30, 2025 and December 31, 2024, currently these credit arrangements have remained unused.
At September 30, 2025, $264.9 million, or 87.9% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered. At September 30, 2025, the Bank's current deposit portfolio is 59.6% insured by the FDIC, and with additional coverage of 16.3% from the Bank's investment securities; of the total deposits held at the Bank only 24.1% are uninsured.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At September 30, 2025, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $9.1 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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
At September 30, 2025 and December 31, 2024, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	September 30, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$151,566	14.19%	$152,238	14.78%
For Capital Adequacy Purposes	48,068	4.50	46,366	4.50
To Be Well Capitalized	69,431	6.50	66,973	6.50

Tier 1 Capital (to risk weighted assets)
Actual	151,566	14.19	152,238	14.78
For Capital Adequacy Purposes	64,090	6.00	61,821	6.00
To Be Well Capitalized	85,454	8.00	82,428	8.00

Total Capital (to risk weighted assets)
Actual	162,361	15.20	162,733	15.79
For Capital Adequacy Purposes	85,454	8.00	82,428	8.00
To Be Well Capitalized	106,817	10.00	103,035	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	151,566	10.06	152,238	9.98
For Capital Adequacy Purposes	60,265	4.00	60,996	4.00
To Be Well Capitalized	75,332	5.00	76,245	5.00

Loan Credit Exposure
Refer to the "Lending Activities" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a description of each loan portfolio segment.
At September 30, 2025, the Company's loans totaled $1.14 billion, representing a $50.8 million, or 4.6%, increase compared to $1.09 billion at December 31, 2024.
The table below provides the composition of the loan portfolio:

	September 30, 2025		December 31, 2024
(Dollars in thousands)

Real Estate:
Residential	$333,430	29.2%	$337,990	30.9%
Commercial	539,395	47.2	485,513	44.4
Construction	38,905	3.4	54,705	5.0
Commercial and Industrial	143,919	12.6	112,047	10.3
Consumer	49,581	4.3	70,508	6.5
Other	38,156	3.3	31,863	2.9
Total Loans	$1,143,386	100.0%	$1,092,626	100.0%
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
The Company's CRE portfolio totaled $539.4 million at September 30, 2025, an increase of $53.9 million, or 11.1%, compared to December 31, 2024. CRE loans are concentrated in the Pittsburgh metropolitan area.
The tables below provides further detail of the composition of the CRE portfolio as of September 30, 2025:

(Dollars in thousands)	CRE Nonowner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
Retail Space	$102,067	24.10%	$1,501	62.80%
Multifamily	98,239	23.20	973	61.38
Warehouse Space	74,770	17.65	1,968	55.22
Office Space	62,081	14.66	1,293	60.90
Manufacturing	21,640	5.11	2,164	43.27
Medical Facilities	18,355	4.33	1,224	56.39
Hotels	13,551	3.20	1,936	59.23
Vacant Land	5,043	1.19	1,261	44.60
Senior Housing	3,243	0.77	3,243	41.54
Other	24,515	5.79	943	61.08
Total Nonowner Occupied CRE	$423,504	100.00%	$1,332	58.98%
(1) Based on collateral value at the time of loan origination.

(Dollars in Thousands)	CRE Owner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
Retail Space	$26,348	22.74%	$712	51.90%
Warehouse Space	20,480	17.67	788	48.42
Office Space	9,224	7.96	401	72.67
Medical Facilities	8,768	7.57	674	75.02
Senior Housing	5,867	5.06	1,956	27.00
Multifamily	3,726	3.22	3,726	70.56
Manufacturing	2,887	2.49	289	54.34
Vacant Land	2,126	1.83	125	42.70
Other	36,465	31.46	514	52.54
Total Owner Occupied CRE	$115,891	100.00%	$577	54.10%
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
The table below sets forth, as of September 30, 2025, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Changes presented in the table below are within the policy limits approved by the Board of Directors.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in thousands)

+400	$190,921	$(34,913)	(15.5)%	13.94%	(115)	$62,397	$4,521	7.8%
+300	198,999	(26,835)	(11.9)	14.23	(86)	61,270	3,394	5.9
+200	208,635	(17,199)	(7.6)	14.59	(50)	60,212	2,336	4.0
+100	217,798	(8,036)	(3.6)	14.89	(20)	59,108	1,232	2.1
Flat	225,834	—	—	15.09	—	57,876	—	—
(100)	231,793	5,959	2.6	15.16	7	56,472	(1,404)	(2.4)
(200)	235,050	9,216	4.1	15.05	(4)	54,919	(2,957)	(5.1)
(300)	235,456	9,622	4.3	14.77	(32)	53,519	(4,357)	(7.5)
(400)	227,593	1,759	0.8	14.05	(104)	52,926	(4,950)	(8.6)
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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of SEC Regulation S-K).
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
101
The following materials for the quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	November 7, 2025	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	November 7, 2025	/s/ Amanda L. Engles
Amanda L. Engles
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)