Form 10-K
period 2025-12-31
CB Financial Services, Inc.
filed 2026-03-13
CIK 1605301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2025, as reported by the Nasdaq Global Market, was approximately $129.8 million.
As of March 6, 2026, the number of shares outstanding of the Registrant’s Common Stock was 5,075,878.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2026 Annual Meeting of Stockholders of the Registrant (Part III)
1

TABLE OF CONTENTS

PART I
This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. These forward-looking statements are based on our current beliefs and expectations, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Report. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
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
•credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for credit losses and provision for credit losses;
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
•our customers who depend on the exploration and drilling of natural gas reserves may be materially and adversely affected by decreases in the market prices for natural gas or by government regulation;
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

ITEM 1.    BUSINESS
CB Financial Services, Inc.
CB Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is a bank holding company headquartered in Carmichaels, Pennsylvania. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “CBFV.” The Company conducts its operations primarily through its wholly owned subsidiary, Community Bank, a Pennsylvania-chartered commercial bank. At December 31, 2025, the Company, on a consolidated basis, had total assets of $1.55 billion, total liabilities of $1.39 billion and stockholders’ equity of $157.5 million.
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
The Bank was the sole shareholder of Exchange Underwriters, Inc. ("Exchange Underwriters" or “EU”), a wholly-owned subsidiary located in Washington County that was a full-service, independent insurance agency that offered property and casualty, commercial liability, surety and other insurance products. On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in an initial pre-tax gain of $24.6 million. During 2024, the Company recognized an additional gain of $138,000 following the final settlement of all liabilities and an earn-out payment of $708,000. During 2025, the Company recognized an earn-out payment of $759,000. Assets remaining in the EU subsidiary at December 31, 2025 consisted primarily of cash received from the sale of assets. Effective September 29, 2025, EU merged with and into the Bank, with the Bank as the surviving institution.
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
Demographics. As of December 31, 2025, we employed 169 full-time and 5 part-time employees primarily in Pennsylvania and West Virginia. None of these employees are represented by a collective bargaining agreement. During 2025, we hired 40 employees and our voluntary turnover rate was 12%.
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
The following table sets forth certain economic statistics for our primary market area.

	Population (1)	Unemployment Rate (%) (2)	Average Annual Wage (3)
Pennsylvania	13,059,432	3.7	$70,928
Allegheny	1,231,814	3.4	77,064
Fayette	123,941	4.9	52,260
Greene	33,960	4.0	68,796
Washington	210,434	3.6	67,028
Westmoreland	350,935	3.7	57,148

West Virginia	1,766,147	4.4	60,684
Marshall	29,354	4.4	68,900
Ohio	41,090	4.4	57,148
(1)Based on the latest data published by the U.S. Census Bureau (State - July 2025; County - July 2024)
(2)Based on the latest data published by the U.S. Bureau of Labor Statistics December 2025)
(3)Based on the latest data published by the U.S. Bureau of Labor Statistics (Second Quarter 2025)
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
Competition
We encounter significant competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from other commercial banks, savings banks, savings associations and credit unions in our market area, and we expect continued strong competition from such financial institutions in the foreseeable future. The Company faces additional competition for deposits from online financial institutions and non-depository competitors, such as the mutual fund industry, securities and brokerage firms, and insurance companies. We compete for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services. Our deposit sources are primarily concentrated in the communities surrounding our branch offices. As of June 30, 2025, our FDIC-insured deposit market share in the counties we serve was 0.65% out of 46 bank and thrift institutions. Our FDIC-insured deposit market share in the counties we serve, excluding Allegheny County, which is the second most populous county in Pennsylvania, but where the Bank's has limited presence with one branch, was 5.20% out of 31 bank and thrift institutions. Such data does not reflect deposits held by credit unions.
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

Lending Activities
General. Our principal lending activity has been the origination in our local market area of residential one- to four-family, commercial real estate, construction, commercial and industrial, and consumer loans. At December 31, 2025, our total loans receivable, which excludes the allowance for credit losses, increased $69.6 million, or 6.4%, to $1.16 billion compared to $1.09 billion at December 31, 2024.
Residential Real Estate Loans. Residential real estate loans are comprised of loans secured by one- to four-family residential properties. Included in residential real estate loans are traditional one- to four-family mortgage loans, home equity installment loans, and home equity lines of credit. We generate loans through our marketing efforts, existing customers and referrals, real estate brokers, builders and local businesses. At December 31, 2025, $329.2 million, or 28.3%, of our total loan portfolio was invested in residential loans.
One- to Four-Family Mortgage Loans. One of our primary lending activities is the origination of fixed-rate, one- to four-family, owner-occupied, residential mortgage loans with terms up to 30 years secured by property located in our market area. At December 31, 2025, one- to four-family mortgage loans totaled $254.6 million. Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to secondary market guidelines. We generally originate mortgage loans in amounts up to the maximum conforming loan limits established by the Federal Housing Finance Agency, which, for 2025, is typically $806,500 for single-family homes, except in certain high-cost areas in the United States. Our mortgage loans amortize monthly with principal and interest due each month. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without a prepayment penalty.
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
Fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more are originated for resale to the secondary market. During the year ended December 31, 2025, we originated $4.9 million of fixed-rate residential mortgage loans which were subsequently sold in the secondary mortgage market.
The origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, our interest rate risk position and our competitors’ loan products. Adjustable-rate mortgage loans secured by one- to four-family residential real estate totaled $59.2 million at December 31, 2025. Adjustable-rate mortgage loans make our loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans do not offer predictable cash flows in the same manner as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible that during periods of rising interest rates that the risk of delinquencies and defaults on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased credit losses.
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

Home Equity Loans. At December 31, 2025, home equity loans totaled $75.1 million. Our home equity loans and lines of credit are generally secured by a junior lien on the borrower’s principal residence. The maximum amount of a home equity loan or line of credit is generally 85% of the appraised value of a borrower’s real estate collateral less the amount of any prior mortgages or related liabilities. Home equity loans and lines of credit are approved with both fixed and adjustable interest rates, which we determine based upon market conditions. Such loans are fully amortized over the life of the loan. Generally, the maximum term for home equity loans is 20 years.
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
We primarily originate home equity loans secured by first lien mortgages. Home equity loans in a junior lien position totaled $21.5 million at December 31, 2025 and entail greater risks than one- to four-family residential mortgage loans or home equity loans secured by first lien mortgages. In such cases, collateral repossessed after a default may not provide an adequate source of repayment of the outstanding loan balance because of damage or depreciation in the value of the property or loss of equity to the first lien position. Further, home equity loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans in the event of a default.
Commercial Real Estate Loans. We originate commercial real estate loans that are secured primarily by improved properties, such as retail facilities, office buildings and other non-residential buildings as well as multifamily properties. At December 31, 2025, $552.2 million, or 47.5% of our total loan portfolio, consisted of commercial real estate loans.
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

Construction Loans. We originate construction loans to individuals to finance the construction of residential dwellings and also originate loans for the construction of commercial properties, including hotels, apartment buildings, housing developments, and owner-occupied properties used for businesses. At December 31, 2025, $45.4 million, or 3.9% of our total loan portfolio, consisted of construction loans. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on both residential and commercial construction. Before making a commitment to fund a construction loan, we require a pro forma appraisal of the property, as completed by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan. We typically do not lend to developers unless they maintain a 15% cash equity position in the project.
Commercial and Industrial Loans. We originate commercial and industrial loans and lines of credit to borrowers located in our market area that are generally secured by collateral other than real estate, such as equipment, accounts receivable, inventory, and other business assets. At December 31, 2025, $161.1 million, or 13.9% of our total loan portfolio, consisted of commercial and industrial loans.
Commercial and industrial loans generally have terms of maturity from five to seven years with adjustable interest rates tied to the prime rate, Secured Overnight Financing Rate (SOFR) or the weekly average of the FHLB of Pittsburgh three- to ten-year fixed rates. We generally obtain personal guarantees from the borrower or a third party as a condition to originating the loan. On a limited basis, we will originate unsecured business loans in those instances where the applicant’s financial strength and creditworthiness has been established. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default because their repayment is generally dependent on the successful operation of the borrower’s business.
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
Consumer Loans. We originate consumer loans that primarily consist of indirect auto loans and, to a lesser extent, secured and unsecured loans and lines of credit. As of December 31, 2025, consumer loans totaled $42.9 million, or 3.7%, of our total loan portfolio. Consumer loans are generally offered on a fixed-rate basis. Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. We also consider the length of employment with the borrower’s present employer as well as the amount of time the borrower has lived in the local area. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.
The Bank discontinued offering indirect auto loans as of June 30, 2023, but still had an outstanding portfolio of $32.1 million as of December 31, 2025. Indirect auto loans are loans that are sold by auto dealerships to third parties, such as banks or other types of lenders. We previously worked with various auto dealers throughout our lending area. The dealer collected information from the applicant and transmitted it to us electronically for review, where we either accepted or rejected the applicant without ever meeting the applicant. If the Bank approved the applicant’s request for financing, the Bank purchased the dealership-originated installment sales contract and is known as the holder in due course that is entitled to receive principal and interest payments from a borrower. As compensation for generating the loan, a portion of the rate was advanced to the dealer and accrued in a prepaid dealer reserve account. As a result, the Bank’s yield is below the contractual interest rate because the Bank must wait for the stream of loan payments to be repaid. The Bank received a pro rata refund of the amount prepaid to the dealer only if the loan repaid within the first six months or if the collateral for the loan was repossessed. The Bank is responsible for pursuing repossession if the borrower defaults on payments.

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
Other Loans. We originate loans to municipal borrowers that are secured by improved properties, such as office buildings and other non-residential buildings or secured by collateral other than real estate, such as equipment, revenue receivable, and other business assets. As of December 31, 2025, other loans totaled $31.5 million, or 2.7%, of our total loan portfolio. These loans generally have terms consistent with other commercial real estate and commercial and industrial loans and are underwritten using the same standards as described above. However, these loans differ in that the primary source of repayment is typically from municipal tax collections.
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
Our current investment policy permits us to invest in U.S. treasuries, U.S. government agency securities, mortgage-backed securities (MBS's), collateralized mortgage obligations (CMO's), investment grade corporate bonds, obligations of states and political subdivisions, short-term instruments, collateralized loan obligations (CLO's) and other securities. The investment policy also permits investments in certificates of deposit, securities purchased under an agreement to resell, banker’s acceptances, commercial paper and federal funds. Our current investment policy generally does not permit investment in stripped mortgage-backed securities, short sales, derivatives, or other high-risk securities. Federal and Pennsylvania state laws generally limit our investment activities to those permissible for a national bank.
The accounting rules require that, at the time of purchase, we designate a debt security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. Our entire debt securities portfolio is designated as available-for-sale.

The debt securities portfolio consists primarily of U.S. government agency securities, obligations of states and political subdivisions, MBS's and CMO's of government sponsored enterprises, CLO's and corporate bonds. We expect the composition of our debt securities portfolio to continue to change based on liquidity needs associated with loan origination activities. During the year ended December 31, 2025, we had no debt securities that were deemed to be impaired.
We also invest in equity securities, which consists exclusively of mutual funds. This portfolio is valued at fair value with changes in market price recognized through noninterest income.
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
U.S. Government Agency Securities. At December 31, 2025, we had no U.S. Government and agency securities compared to $3.9 million at December 31, 2024. While these securities generally provide lower yields than other investments, such as mortgage-backed securities, our current investment strategy is to invest in such instruments to the extent appropriate for liquidity and pledging purposes, as collateral for borrowings, and for prepayment protection.
Obligations of States and Political Subdivisions. At December 31, 2025, we held available-for-sale municipal bonds with a fair value of $36.2 million compared to $3.3 million at December 31, 2024. Municipal bonds are issued by municipalities or school districts and may be general obligation of the issuer or secured by specific revenues. The majority of our municipal bonds are general obligation bonds, which are backed by the full faith and credit of the municipality, paid off with funds from taxes and other fees, and have ratings (when available) of A or above. We also invest in a limited amount of special revenue municipal bonds, which are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building.
Mortgage-Backed Securities. We invest in MBS and CMO securities insured or guaranteed by the United States government or government-sponsored enterprises. These securities, which consist of MBS’s issued by Ginnie Mae, Fannie Mae and Freddie Mac, had a fair value of $108.7 million and $145.3 million at December 31, 2025 and 2024, respectively. In addition, the we invest in CMO securities that are non-agency sponsored. At December 31, 2025, these securities had a fair value of $10.5 million. We did not have any non-agency sponsored CMO's at December 31, 2024. At December 31, 2025, all MBS’s had fixed rates of interest.
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
Collateralized Loan Obligation Securities. We invest in CLO securities issued by specialized financial institutions or investment banks. These floating-rate securities are backed by pools of high-quality commercial and industrial and commercial real estate loans, typically first-lien bank loans to corporations. Our CLO portfolio had a fair value of $101.2 million and $98.8 million at December 31, 2025 and 2024, respectively.
Corporate Debt. We invest in corporate debt issued by financial institutions which have fixed to floating-rate terms. Corporate debt are unsecured, medium or long term, interest-bearing bonds issued by financial institutions that are backed only by the general credit of the issuer. As such, investments in corporate debt involve default risk that the company may fail to make timely payments of interest or principal. We perform a credit analysis to verify the creditworthiness of the financial institution prior to purchase. At December 31, 2025, we held corporate debt securities with a fair value of $22.3 million, compared to $8.1 million at December 31, 2024.

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
The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The variety of deposit accounts offered allows the Company to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, the Company believes that its deposits are relatively stable. However, the ability to attract and maintain deposits and the interest rates paid on these deposits has been and will continue to be significantly affected by market conditions.
Borrowings. Deposits are our primary source of funds for lending and investment activities. If the need arises, we may rely upon borrowings to supplement our supply of available funds and to fund deposit withdrawals. Our borrowings may consist of advances from the correspondent banks, subordinated debt, funds borrowed under repurchase agreements and federal funds purchased.
The FHLB functions as a central reserve bank providing credit for us and other member savings associations and financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgages, provided certain standards related to creditworthiness have been met. We typically secure advances from the FHLB with one- to four-family residential mortgage and commercial real estate loans. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s stockholders’ equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2025, we had a maximum borrowing capacity with the FHLB of up to $528.0 million and available borrowing capacity of $506.1 million. At December 31, 2025, we had $20.0 million FHLB advances outstanding. As an alternative to pledging securities, the facility is also used for standby letters of credit to collateralize public deposits in excess of the level insured by the FDIC. There were no standby letters of credit issued on our behalf by the FHLB to secure public deposits as of December 31, 2025 and December 31, 2024.
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
At December 31, 2025, the Bank maintained a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $71.2 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million. At December 31, 2025, we did not have any outstanding balances under any of these borrowing relationships.
In December 2021, the Company entered into a term loan in the principal amount of $15.0 million, evidenced by a term note which matures on December 15, 2031 ("2031 Note"). The 2031 Note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on any interest payment date on or after December 15, 2026 and at any time upon the occurrence of certain events. The 2031 Note initially bears a fixed interest rate of 3.875% per year to, but excluding, December 15, 2026 and thereafter at a floating rate equal to the then-current three-month term SOFR plus 280 basis points. The 2031 Note qualifies as Tier 2 capital under regulatory guidelines. At December 31, 2025, the principal balance and unamortized debt issuance costs for the 2031 Note were $15.0 million and $242,000, respectively.
Subsidiary Activities
Community Bank is the only subsidiary of the Company. The Bank has no subsidiaries.

REGULATION AND SUPERVISION
General
CB Financial Services, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. As such, it is registered with, subject to examination and supervision by, and otherwise required to comply with the rules and regulations of the Federal Reserve Board.
Community Bank is a Pennsylvania-chartered commercial bank subject to extensive regulation by the Pennsylvania Department of Banking and Securities and the FDIC. The Bank’s deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the Pennsylvania Department of Banking and Securities and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers or acquisitions with other depository institutions. There are periodic examinations of the Bank by the Pennsylvania Department of Banking and Securities and the FDIC to review the Bank’s compliance with various regulatory requirements. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board. This regulation and supervision establishes a comprehensive framework of activities in which a commercial bank can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking and Securities, the FDIC, the Federal Reserve Board or Congress could have a material impact on the operations of the Bank.
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
Capital Requirements. Federal regulations require federally-insured depository institutions, such as the Bank, to meet certain minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.
In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and related surplus and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC considers not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.
At December 31, 2025, the Bank’s capital exceeded all applicable requirements.
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
Loans-to-One Borrower. Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2025, the Bank was in compliance with the loans-to-one borrower limitations.
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
At December 31, 2025, the Bank met the criteria for being considered “well capitalized.”
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
FHLB System. The Bank is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, The Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2025, the Bank was in compliance with this requirement. The Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for the Bank.

Federal Reserve System. The FRB regulations historically required banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal, or NOW and regular checking accounts). However, effective March 26, 2020, the FRB reduced reserve requirement ratios on all net transaction accounts to 0%, eliminating reserve requirements for all depository institutions, in response to the COVID-19 pandemic. This change currently remains in place with no indication of reversal.
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
General
The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.
Method of Accounting
For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.
Federal Taxation
The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100% of dividends received from the Bank as members of the same affiliated group of corporations. For federal income tax purposes, corporations may carryforward net operating losses indefinitely, but the deduction is limited to 80% of taxable income. For its 2025 and 2024 fiscal year, the Company’s maximum federal income tax rate was 21%.
State Taxation
The Bank is subject to the Pennsylvania Bank and Trust Company Shares Tax (“Shares Tax”) rate of 0.95%. The tax is imposed on the Bank’s adjusted equity. The Company and Exchange Underwriters are subject to the Pennsylvania Corporate Net Income Tax, otherwise known as “CNI tax.” The CNI tax rate in 2025 was 7.99% and in 2024 was 8.49%. The tax is imposed on income or loss from the federal income tax return on a separate-company basis for the Company and Exchange Underwriters. The federal return income or loss is adjusted for various items treated differently by the Pennsylvania Department of Revenue.

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
Risks Related to Our Lending Activities
A large percentage of the Company’s loans are collateralized by real estate, and disruptions in the real estate market may result in losses and reduce the Company’s earnings.
A substantial portion of the Company’s loan portfolio consists of loans collateralized by real estate. Disruptions in the real estate market could significantly impair the value of the Company’s collateral and its ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is likely that the Company would be required to increase its allowance for credit losses. If, during a period of lower real estate values, the Company is required to liquidate the collateral securing a loan to satisfy debts or to increase its allowance for credit losses, it could materially reduce its profitability and adversely affect its financial condition.
Because the Company emphasizes commercial real estate and commercial loan originations, its credit risk profile is increased, and downturns in the local real estate market or economy could adversely affect its earnings.
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
Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or real estate owned. We must reserve for probable losses, which results in additional provisions for credit losses. As circumstances warrant, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, we have legal fees associated with the resolution of problem assets as well as additional costs, such as taxes, insurance and maintenance related to our other real estate owned. The resolution of nonperforming assets also requires the active involvement of management, which can adversely affect the amount of time we devote to the income-producing activities of the Bank. If our estimate of the allowance for credit losses is inadequate, we will have to increase the allowance accordingly.

If the Company’s allowance for credit losses is not sufficient to cover actual credit losses, the Company’s results of operations would be negatively affected.
We maintain an allowance for credit losses which represents management's best estimate of credit losses within the existing portfolio of loans. The allowance, in the judgment of management, is appropriate to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance for credit losses reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions or forecasts, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses.
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
The Company’s earnings and cash flows depend primarily on its net interest income. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in market interest rates could have an adverse effect on the Company’s financial condition and results of operations. If rates increase rapidly, the Company may have to increase the rates paid on deposits, particularly higher cost time deposits and borrowed funds, more quickly than any changes in interest rates earned on loans and investments, resulting in a negative effect on interest rate spreads and net interest income. Increases in interest rates may also make it more difficult for borrowers to repay adjustable rate loans. Conversely, should market interest rates fall below current levels, the Company’s net interest margin also could be negatively affected if competitive pressures keep it from further reducing rates on deposits, while the yields on the Company’s interest-earning assets decrease more rapidly through loan prepayments and interest rate adjustments. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, the Company is subject to reinvestment risk to the extent it is unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular its securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available-for-sale determined to be temporary in nature are reported as a separate component of equity. Decreases in the fair value of securities available-for-sale resulting from increases in interest rates therefore could have an adverse effect on the Company’s stockholders’ equity.
Risks Related to Our Acquisition Activity
Impairment in the carrying value of goodwill could negatively affect our results of operations.
We have recorded goodwill in connection with our recently completed mergers. At December 31, 2025, we had $9.7 million of goodwill on our Consolidated Statements of Financial Condition after incurring goodwill impairment of $18.7 million in 2020. Any further impairment to goodwill could have a material adverse impact on the Company’s consolidated financial conditions and results of operations. 100% of the goodwill is assigned to the Community Banking reporting unit. Under GAAP, goodwill must be evaluated for impairment annually or on an interim basis when a triggering event occurs. If the carrying value of our reporting unit exceeds its current fair value as determined based on the value of the business, the goodwill is considered impaired and is reduced to fair value by a non-cash, non-tax-deductible charge to earnings. The impairment testing required by GAAP involves estimates and significant judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions or other unanticipated events and circumstances may affect the accuracy or validity of such estimates. Events and conditions that could result in impairment in the value of our goodwill include worsening business conditions and economic factors, changes in the industries in which we operate, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term profitability and cash flows.

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
A worsening of economic conditions could significantly affect the markets in which the Company operates, the value of loans and investments, ongoing operations, costs and profitability. Declines in real estate values and sales volumes and elevated unemployment levels may result in higher than expected loan delinquencies, increases in nonperforming and criticized classified assets, and a decline in demand for the Company’s products and services. In addition, the volatility in natural gas prices, or if prices decline, may depress natural gas exploration and drilling activities in the Marcellus Shale Formation. Furthermore, exploration and drilling of natural gas reserves in our market area may be affected by federal, state and local laws and regulations affecting production, permitting, environmental protection and other matters. Any of these events may negatively affect our customers, and may cause the Company to incur losses, and may adversely affect its financial condition and results of operations.
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
ITEM 1B    UNRESOLVED STAFF COMMENTS
Not applicable

ITEM 1C    CYBERSECURITY
Our risk management program is designed to identify, assess and mitigate risks across our company. When considering financial, operational, regulatory, reputational and legal risk, our program is well matched for our size and complexity. Our Chief Information Security Officer, in conjunction with the Chief Operating Officer, is currently responsible for managing our information security program. Given the increasing risk involving cybersecurity and the Bank’s evolving needs and reliance on technology, we invested in a Chief Information Security Officer. The Chief Information Security Officer is primarily responsible for the cybersecurity component of our risk program. These responsibilities include performing and maintaining a cyber risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, access levels, third party risk and vendor management and business continuity planning. This key role continues to develop as we expand our overall risk management program.
Our objectives for managing cybersecurity risk is to greatly minimize the impacts of external threats. This includes, but is not limited to, efforts to penetrate, disrupt or misuse our systems or information. Our information security program is designed to comply with industry standards, such as the National Institute of Technology Cybersecurity Framework. We successfully leverage several associations, industry groups, audits and enhanced monitoring to promote the effectiveness of our program. We collaborate regularly with peer banks and other industry groups to identify and implement best practices. Our program is regularly reviewed in an effort to address emerging trends and threats.
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

ITEM 2.    PROPERTIES
At December 31, 2025, our premises and equipment had an aggregate net book value of approximately $19.6 million. We conduct our business through 12 branch offices. The branch offices are utilized by the community banking segment. In addition, the community banking segment has a corporate office, an operations center and two loan production offices. We believe that our office facilities are adequate to meet our present and immediately foreseeable needs.
The following table sets forth certain information concerning the main and each branch office at December 31, 2025.

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
ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2025, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that management believes are immaterial to our financial condition, results of operations and cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CBFV.” The approximate number of holders of record of the Company’s common stock as of March 6, 2026, was 563. Certain shares of Company common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Equity Compensation Plans
The following table provides information at December 31, 2025, for compensation plans under which equity securities may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights		Weighted-average exercise price of outstanding options warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)		(B)		(C)
Equity compensation plans:
Approved by stockholders	223,794	(1)	$24.13	(1)	262,265	(2)
Not approved by stockholders	—		—		—
Total	223,794		$24.13		262,265
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
(2)Represents 262,265 shares available under the 2024 Plan (the "Share Limit") that can be issued. At December 31, 2025, there have been 25,235 restricted shares granted under the 2024 Plan.
Issuer Purchases of Equity Securities
The Company did not repurchase any of its equity securities during the three months ended December 31, 2025.
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
Selected Financial Data
The following tables set forth selected historical financial and other data of the Company at and for the years ended December 31, 2025, 2024 and 2023. The information at December 31, 2025 and 2024, and for the years ended December 31, 2025 and 2024 is derived in part from, and should be read together with, the Company's audited consolidated financial statements and notes included in this Report and should be read together therewith. The information at December 31, 2023 and for the year ended December 31, 2023 is derived in part from audited financial statements that are not included in this Report.

December 31,	2025	2024	2023
(Dollars in Thousands)

Selected Financial Condition Data:
Assets	$1,547,693	$1,481,564	$1,456,091
Cash and Due From Banks	31,693	49,572	68,223
Securities	279,895	262,153	207,095
Loans, Net	1,152,144	1,082,821	1,100,689
Deposits	1,339,805	1,283,517	1,267,159
Other Borrowed Funds	34,758	34,718	34,678
Stockholders’ Equity	157,537	147,378	139,834

Year Ended December 31,	2025	2024	2023
(Dollars in Thousands)

Selected Operating Data:
Interest and Dividend Income	$75,939	$76,131	$62,225
Interest Expense	25,164	30,063	17,672
Net Interest and Dividend Income	50,775	46,068	44,553
Provision (Recovery) for Credit Losses - Loans	534	379	(284)
Provision (Recovery) for Credit Losses - Unfunded Commitments	55	191	(218)
Net Interest and Dividend Income After Net Provision (Recovery) for Credit Losses	50,186	45,498	45,055
Noninterest (Loss) Income	(7,230)	5,494	24,012
Noninterest Expense	37,656	35,649	38,782
Income Before Income Tax Expense	5,300	15,343	30,285
Income Tax Expense	397	2,749	7,735
Net Income	$4,903	$12,594	$22,550

At or For the Year Ended December 31,	2025	2024	2023

Per Common Share Data:
Earnings Per Common Share - Basic	$0.97	$2.45	$4.41
Earnings Per Common Share - Diluted	0.92	2.38	4.40
Dividends Per Common Share	1.02	1.00	1.00
Dividend Payout Ratio (1)	110.87%	42.02%	22.73%
Book Value Per Common Share	$31.28	$28.71	$27.32
Common Shares Outstanding	5,036,509	5,132,654	5,118,713

At or For the Year Ended December 31,	2025	2024	2023

Selected Financial Ratios:
Return on Average Assets	0.33%	0.84%	1.60%
Return on Average Equity	3.27	8.77	19.42
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	134.62	134.78	141.85
Average Equity to Average Assets	9.97	9.56	8.25
Net Interest Rate Spread (2)	2.95	2.47	2.73
Net Interest Rate Spread (Non-GAAP) (2)(4)	2.97	2.48	2.74
Net Interest Margin (3)	3.55	3.19	3.28
Net Interest Margin (Non-GAAP) (3)(4)	3.58	3.20	3.29
Net Charge-offs (Recoveries) to Average Loans	0.02	0.03	(0.05)
Noninterest Expense to Average Assets	2.51	2.37	2.76
Efficiency Ratio (5)	86.48	69.14	56.56

Asset Quality Ratios:
Allowance for Credit Losses to Total Loans	0.87%	0.90%	0.87%
Allowance for Credit Losses to Nonperforming Loans	190.51	548.07	433.35
Delinquent and Nonaccrual Loans to Total Loans	0.86	0.72	0.62
Nonperforming Loans to Total Loans	0.46	0.16	0.20
Nonperforming Loans to Total Assets	0.34	0.12	0.15
Nonperforming Assets to Total Assets	0.34	0.12	0.16

Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets (6)	13.92%	14.78%	13.64%
Tier 1 Capital to Risk-Weighted Assets (6)	13.92	14.78	13.64
Total Capital to Risk-Weighted Assets (6)	14.89	15.79	14.61
Tier 1 Leverage Capital to Adjusted Total Assets (6)	10.15	9.98	10.19

Other:
Number of Branch Offices	12	12	13
Number of Full-Time Equivalent Employees	172	160	161
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

Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available-for-sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.4 million at December 31, 2025 and is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $2.0 million, at December 31, 2025 and is excluded from the estimate of credit losses.
Fair Value Measurements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the transaction date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A three-level fair value hierarchy prioritizes the inputs used to measure fair value:
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
Goodwill. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Deemed to have an indefinite life and not subject to amortization, goodwill is instead tested for impairment at the reporting unit level at least annually or more frequently if triggering events occur or impairment indicators exist. The Company operates one segments – Community Banking. The Company has assigned 100% of the goodwill to the Community Banking segment.
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

In the application of the income approach, fair value of a reporting unit is determined using a discounted cash flow analysis. The income approach relies on Level 3 inputs along with a market-derived cost of capital when measuring fair value. Fair value is determined by converting anticipated benefits into a present single value. Once the benefit or benefits are selected, an appropriate discount or capitalization rate is applied to each benefit. These rates are calculated using the appropriate measure for the size and type of company, using financial models and market data as required. A discount rate may be derived based on a modified capital asset pricing model, which is comprised of a risk-free rate of return, an equity risk premium, a size premium and a factor covering the systemic market risk and a company specific risk premium. The values for the factors applied are determined primarily using external sources of information. The discounted cash flow model also uses prospective financial information. Estimating future earnings and capital requirements involves judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments.
Under the market approach, Level 1 and 2 inputs are used when measuring fair value. In the application of the market approach, the Guideline Public Company method of appraisal is based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing a closely held entity. A value multiple or ratio relates a stock’s market price to the reported accounting data such as revenue, earnings, and book value. These ratios provide an objective basis for measuring the market’s perception of a stock’s fair value. Value ratios generally reflect the trends in growth, performance and stability of the financial results of operations. In this way, the business and financial risks exhibited by an industry or group of companies can be viewed in relation to market values. Value ratios also reflect the market’s outlook for the economy as a whole. Guideline companies provide a reasonable basis for comparison to the relative investment characteristics of the company being valued. The Company analyzes the relationships between the guideline companies' asset size, profitability, asset quality and capital ratios and applies a control premium to the selected guideline company multiples. The control premium is management's estimate of how much a market participant would be willing to pay over the fair market value in consideration of synergies and other benefits that flow from control of the entity. The Guideline Public Company method using trading activity of publicly traded companies that are most similar to the Company may also be considered when the banking industry has a sufficient level of merger and acquisition activity.
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

Deferred Taxes. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company did not have a deferred tax asset valuation allowance as of December 31, 2025 and December 31, 2024.
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
Comparison of Financial Condition at December 31, 2025 and 2024
Assets. Total assets increased $66.1 million, or 4.5%, to $1.55 billion at December 31, 2025, compared to $1.48 billion at December 31, 2024.
Cash and Due From Banks. Cash and due from banks decreased $17.9 million, or 36.1%, to $31.7 million at December 31, 2025, compared to $49.6 million at December 31, 2024. The change is primarily related to net funding of loans and securities.
Securities. Securities increased $17.7 million, or 6.8%, to $279.9 million at December 31, 2025, compared to $262.2 million at December 31, 2024. During the year, the Bank implemented a balance sheet repositioning strategy of its portfolio of available-for-sale investment securities, in which $129.6 million in book value of lower-yielding investment securities with an average yield of 2.87% were sold for an $11.8 million loss ($9.3 million after-tax). Investment securities sold included $121.1 million of mortgage-backed securities/collateralized mortgage obligations issued by the U.S. government-sponsored agencies, $5.0 million of U.S. government agency securities and $3.5 million of municipal securities. The Bank then purchased $117.8 million of higher-yielding mortgage-backed securities/collateralized mortgage obligations issued by U.S government-sponsored agencies, municipal securities, subordinated debt investments and non-agency guaranteed securitizations with an expected tax-equivalent yield of approximately 5.43%. This strategy is expected to add nearly 19 basis points to net interest margin and approximately $0.40 to annual earnings per share.
Securities Portfolio. The following table sets forth the composition of our securities portfolio at the dates indicated.

	2025		2024
December 31,	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$—	$—	$4,996	$3,945
Obligations of States and Political Subdivisions	35,227	36,224	3,496	3,347
Mortgage-Backed Securities - Government-Sponsored Enterprises	40,577	41,089	53,628	50,363
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	72,266	67,575	111,076	94,957
Collateralized Mortgage Obligations - Non-Agency	10,671	10,547	—	—
Collateralized Loan Obligations	101,409	101,218	98,741	98,779
Corporate Debt	23,172	22,333	9,479	8,123
Total Available-for-Sale Debt Securities	$283,322	$278,986	$281,416	$259,514

Equity Securities:
Mutual Funds		909		879
Other		—		1,760
Total Equity Securities		909		2,639
Total Securities		$279,895		$262,153

Securities Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at December 31, 2025, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The weighted average yield for each security category is determined by the security's book yield and calculating the interest earned divided by the carrying value. For tax free obligations of states and political subdivision, the book yield is the tax free yield.

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
(Dollars in Thousands)

Obligations of States and Political Subdivisions	—	—	—	—	—	—	36,224	4.72	36,224	4.72
Mortgage Backed Securities - Government-Sponsored Enterprises	—	—	47	1.92	—	—	41,042	4.83	41,089	4.82
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	—	—	—	—	—	—	67,575	3.80	67,575	3.80
Collateralized Mortgage Obligations - Non-Agency	—	—	—	—	—	—	10,547	5.45	10,547	5.45
Collateralized Loan Obligations	—	—	—	—	14,639	6.35	86,579	5.47	101,218	5.59
Corporate Debt Securities	—	—	—	—	22,333	6.24	—	—	22,333	6.24
Total Debt Securities	$—	—%	$47	1.92%	$36,972	6.28%	$241,967	4.76%	$278,986	4.96%
Loans. Total loans increased $69.6 million, or 6.4%, to $1.16 billion at December 31, 2025 compared to $1.09 billion at December 31, 2024. The change was driven by increases in commercial real estate loans and commercial and industrial loans of $66.7 million and $49.0 million, respectively, partially offset by decreases in consumer loans, residential mortgage loans, construction real estate loans and other loans of $27.6 million, $9.3 million, $8.8 million and $396,000, respectively. The decrease in consumer loans resulted from a reduction in indirect automobile loan production due to the discontinuation of this product offering as of June 30, 2023. This portfolio is expected to continue to decline as resources are allocated and production efforts are focused on more profitable commercial products. Excluding the $29.6 million decrease in indirect automobile loans, total loans increased $99.3 million, or 9.6%. Average net loans for the year ended December 31, 2025 increased $34.7 million compared to the year ended December 31, 2024.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	2025		2024
December 31,	Amount	Percent	Amount	Percent
(Dollars in Thousands)

Real Estate:
Residential	$329,237	28.3%	$337,990	30.9%
Commercial	552,180	47.5	485,513	44.4
Construction	45,419	3.9	54,705	5.0
Commercial and Industrial	161,081	13.9	112,047	10.3
Consumer	42,876	3.7	70,508	6.5
Other	31,467	2.7	31,863	2.9
Total Loans	1,162,260	100.0%	1,092,626	100.0%
Allowance for Credit Losses	(10,116)		(9,805)
Loans, Net	$1,152,144		$1,082,821
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
The Company's CRE portfolio totaled $552.2 million at December 31, 2025, an increase of $66.7 million, or 13.7%, compared to December 31, 2024. CRE loans are concentrated in the Pittsburgh metropolitan area.
The tables below provide further detail of the composition of the CRE portfolio as of December 31, 2025:

(Dollars in thousands)	CRE Nonowner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
Retail Space	$111,023	25.57%	$1,500	61.56%
Multifamily	101,591	23.40%	986	61.89%
Warehouse Space	77,856	17.93%	2,049	55.90%
Office Space	57,168	13.17%	1,243	57.26%
Manufacturing	21,391	4.93%	2,139	42.86%
Medical Facilities	18,103	4.17%	1,207	55.74%
Hotels	13,445	3.10%	1,921	58.94%
Oil & Gas	4,740	1.09%	1,580	57.94%
Senior Housing	3,223	0.74%	3,223	41.29%
Other	25,638	5.90%	884	59.26%
Total Nonowner Occupied CRE	$434,178	100.00%	$1,332	58.49%
(1) Based on collateral value at the time of loan origination.

(Dollars in Thousands)	CRE Owner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
Retail Space	$26,725	22.65%	$668	52.20%
Warehouse Space	20,558	17.42%	791	42.23%
Office Space	9,000	7.63%	429	72.60%
Medical Facilities	8,672	7.35%	667	74.45%
Senior Housing	5,841	4.95%	1,947	26.90%
Oil & Gas	4,616	3.91%	659	65.96%
Manufacturing	2,928	2.48%	325	58.44%
Hotels	1,993	1.69%	1,993	74.73%
Other	$37,669	31.92%	$477	53.02%
Total Owner Occupied CRE	$118,002	100.00%	$593	53.74%
(1) Based on collateral value at the time of loan origination.
Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. For construction-to-permanent loans in the construction category, the maturity date is the date the loan matures once it is in permanent repayment status. Consumer loans consist primarily of indirect automobile loans whereby a portion of the rate is prepaid to the dealer and accrued in a prepaid dealer reserve account. Therefore, the true yield for the consumer loan portfolio is significantly less than the note rate disclosed below.

	Real Estate
	Residential		Commercial		Construction		Commercial and Industrial
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

One Year or Less	$23,839	6.39%	$22,788	6.16%	$809	9.48%	$64,444	6.01%
After One Year Through Five Years	17,195	5.53	196,290	6.07	40,012	6.18	58,604	6.29
After Five Years Through 15 Years	112,417	5.31	329,166	5.74	4,598	6.60	38,033	5.57
After 15 Years	175,786	4.13	3,936	3.86	—	—	—	—
Total	$329,237	4.77%	$552,180	5.86%	$45,419	6.28%	$161,081	6.01%

	Consumer		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

One Year or Less	$10,117	6.71%	$1,162	6.08%	$123,159	6.19%
After One Year Through Five Years	31,625	5.44	860	3.70	344,586	6.03
After Five Years Through 15 Years	82	4.54	21,283	4.37	505,579	5.58
After 15 Years	1,052	8.75	8,162	3.31	188,936	4.09
Total	$42,876	5.76%	$31,467	4.14%	$1,162,260	5.54%

The following table sets forth at December 31, 2025, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2026.

Due After December 31, 2026	Fixed	Adjustable	Total
(Dollars in Thousands)

Real Estate:
Residential	$244,417	$60,981	$305,398
Commercial	318,729	210,663	529,392
Construction	42,471	2,139	44,610
Commercial and Industrial	88,398	8,239	96,637
Consumer	32,660	99	32,759
Other	27,891	2,414	30,305
Total Loans	$754,566	$284,535	$1,039,101
Liabilities. Total liabilities increased $56.0 million, or 4.2%, to $1.39 billion at December 31, 2025 compared to $1.33 billion at December 31, 2024.
Deposits. Total deposits increased $56.3 million, or 4.4%, to $1.34 billion as of December 31, 2025 compared to $1.28 billion at December 31, 2024. Interest-bearing demand deposits, non interest-bearing demand deposits and time deposits increased $40.4 million, $23.8 million and $15.6 million, respectively, while money market deposits and savings deposits decreased $22.3 million and $1.2 million respectively. This favorable change in the deposit mix occurred as the Bank continues to focus on building core banking relationships while strategically reducing higher priced funding. Brokered time deposits totaled $98.5 million as of December 31, 2025, compared to $39.0 million at December 31, 2024, all of which mature within three months and were utilized to fund the purchase of floating rate CLO securities. FDIC insured deposits totaled approximately 59.5% of total deposits while an additional 15.7% of deposits were collateralized with investment securities.
The following table sets forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2025			2024
Year Ended December 31,	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
(Dollars in Thousands)

Noninterest-Bearing Demand Accounts	$273,295	21.1%	—%	$270,528	20.7%	—%
Interest-Bearing Demand Accounts	342,698	26.5	2.01	326,073	24.9	2.27
Money Market Accounts	223,093	17.2	2.74	215,864	16.5	3.11
Savings Accounts	171,594	13.2	0.10	180,647	13.8	0.11
Time Deposits	284,727	22.0	3.61	314,510	24.1	4.49
Total Deposits	$1,295,407	100.0%	1.81%	$1,307,622	100.0%	2.17%

The following table sets forth time deposits classified by interest rate as of the dates indicated.

December 31,	2025	2024
(Dollars in Thousands)

Less than 0.25%	$510	$1,493
0.25% to 0.49%	2,460	3,707
0.50% to 0.99%	402	2,489
1.00% to 1.49%	10,554	2,932
1.50% to 1.99%	8,289	6,001
2.00% to 2.49%	59,592	9,753
2.49% to 2.99%	1,989	1,056
3.00% to 3.99%	216,602	16,475
4.00% to 4.99%	12,051	224,230
5.00% or Greater	4	28,733
Total Time Deposits	$312,453	$296,869
The following table sets forth, by interest rate ranges and scheduled maturity, information concerning our time deposits at the date indicated.

	Period to Maturity
December 31, 2025	Less Than Or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four to Five Years	More Than Five Years	Total	Percent of Total
(Dollars in Thousands)

Less than 0.25%	$437	$51	$21	$—	$1	$—	$510	0.2%
0.25% to 0.49%	1,198	1,262	—	—	—	—	2,460	0.8
0.50% to 0.99%	13	60	2	61	23	243	402	0.1
1.00% to 1.49%	10,096	185	—	—	23	250	10,554	3.4
1.50% to 1.99%	7,427	741	118	—	3	—	8,289	2.7
2.00% to 2.49%	31,255	19,921	3,447	1,893	3,076	—	59,592	19.1
2.49% to 2.99%	1,615	286	—	88	—	—	1,989	0.6
3.00% to 3.99%	215,132	912	80	—	478	—	216,602	69.2
4.00% to 4.99%	12,051	—	—	—	—	—	12,051	3.9
5.00% or Greater	4	—	—	—	—	—	4	—
Total	$279,228	$23,418	$3,668	$2,042	$3,604	$493	$312,453	100.0%
As of December 31, 2025 and 2024, the aggregate estimated amount of outstanding deposits in amounts uninsured by the FDIC, or that were not secured by the Bank through the pledging of securities, FHLB letters of credit or other means, was approximately $309.6 million and $272.0 million, respectively. The estimates are based on the same methodologies and assumptions used for the Bank's regulatory reporting requirements. Of the amount at December 31, 2025, an estimated $44.9 million are uninsured time deposits and the following table sets forth their maturity.

December 31,	2025
(Dollars in Thousands)

Three Months or Less	$28,041
Over Three Months to Six Months	9,771
Over Six Months to One Year	5,057
Over One Year	2,062
Total	$44,931

Borrowed Funds
•Short-term borrowings. There were no short-term borrowings at December 31, 2025 or December 31, 2024.
•Other borrowed funds. Other borrowed funds increased $40,000 to $34.76 million at December 31, 2025, compared to $34.72 million at December 31, 2024. Borrowings for December 31, 2025 consisted of $20.0 million of FHLB advances entered into in June 2025 for a term of 24 months at 4.08%. Borrowings at December 31, 2024 consisted of $20.0 million of FHLB advances entered into in June 2023 for a term of 24 months at 4.92%. The proceeds of the FHLB borrowings were utilized to match fund originations within the Bank’s commercial and industrial loan portfolio. Borrowings at both period ends also included $14.7 million related to the Company's unsecured subordinated debt obligation.
Stockholders’ Equity. Stockholders’ equity increased $10.2 million, or 6.9%, to $157.5 million at December 31, 2025, compared to $147.4 million at December 31, 2024.
•Key factors positively impacting stockholders’ equity included a $13.8 million decrease in accumulated other comprehensive loss resulting from the securities repositioning strategy, $4.9 million of net income for the current period and $2.6 million of shares issued as a result of stock option exercises, partially offset by $6.8 million in treasury stock repurchases and the payment of $5.1 million in dividends since December 31, 2024.
•Book value per share was $31.28 at December 31, 2025 compared to $28.71 at December 31, 2024, an increase of $2.57. Tangible book value per share (Non-GAAP) increased $2.53, or 9.4%, to $29.35 at December 31, 2025 compared to $26.82 at December 31, 2024. Refer to “Explanation of Use of Non-GAAP Financial Measures” at the end of this section.
Comparison of Operating Results for the Years Ended December 31, 2025 and 2024
Overview. 2025 and 2024 Annual Results were impacted by the following significant item:
•During the third quarter of 2025, the Company implemented a balance sheet repositioning strategy of its portfolio of available-for-sale investment securities in which $129.6 million in book value of lower-yielding investment securities with an average yield of 2.87% were sold for an $11.8 million loss. Investment securities sold included $121.1 million of mortgage-backed securities/collateralized mortgage obligations issued by the U.S. government-sponsored agencies, $5.0 million of U.S. government agency securities and $3.5 million of municipal securities. The Bank then purchased $117.8 million of higher-yielding mortgage-backed securities/collateralized mortgage obligations issued by U.S government-sponsored agencies, municipal securities, subordinated debt investments and non-agency guaranteed securitizations with an expected tax-equivalent yield of approximately 5.43%.
Net Interest Income. Net interest income increased $4.7 million, or 10.2%, to $50.8 million for the year ended December 31, 2025 compared to $46.1 million for the year ended December 31, 2024. Net interest margin (Non-GAAP) increased 38 bps to 3.58% for the year ended December 31, 2025 compared to 3.20% the year ended December 31, 2024. Net interest margin (GAAP) increased to 3.55% for the year ended December 31, 2025 compared to 3.19% for the year ended December 31, 2024.
Interest and dividend income decreased $192,000, or 0.3%, to $75.9 million for the year ended December 31, 2025 compared to $76.1 million for the year ended December 31, 2024.
•Interest income on loans increased $2.7 million, or 4.5%, to $62.1 million for the year ended December 31, 2025 compared to $59.4 million for the year ended December 31, 2024. Average loans increased $34.7 million and the loan yield increased 7 bps to 5.62% for the year ended December 31, 2025 compared to 5.55% for the year ended December 31, 2024.
•Interest income on investment securities increased $548,000, or 4.8%, to $12.1 million for the year ended December 31, 2025 compared to $11.5 million for the year ended December 31, 2024. Average investment securities increased $9.2 million and there was a 11 bps increase in average yield. These changes were primarily due to the securites repositioning strategy.
•Interest from other interest-earning assets, which primarily consists of interest-earning cash, decreased $3.4 million, or 66.0%, to $1.7 million for the year ended December 31, 2025 compared to $5.1 million for the year ended December 31, 2024. Average interest bearing deposits at other banks decreased $59.1 million, primarily related to changes in deposits and loans, and there was a 108 bps decrease in average yield due to recent decreases in Fed interest rates.
Interest expense decreased $4.9 million, or 16.3%, to $25.2 million for the year ended December 31, 2025 compared to $30.1 million for the year ended December 31, 2024. This decrease was largely due to a 43 basis point decrease in the cost of interest-bearing liabilities to 2.37% for the year ended December 31, 2025 compared to 2.80% for the year ended December 31, 2024, causing a $4.7 million decrease in interest expense.

•Interest expense on deposits decreased $5.0 million, or 17.6%, to $23.4 million for the year ended December 31, 2025 compared to $28.4 million for the year ended December 31, 2024. The cost of interest-bearing deposits decreased 45 basis points to 2.29% for the year ended December 31, 2025 compared to 2.74% for the year ended December 31, 2024 causing a $4.6 million decrease in interest expense. Additionally, average interest-bearing deposits decreased $15.0 million, causing a $391,000 million decrease in interest expense. Declining market interest rates led to the repricing of interest-bearing demand and money market deposits and the deposit mix shifted from time deposits into noninterest-bearing and interest-bearing demand deposits as the Bank focused on building core banking relationships while strategically reducing higher priced time deposits.
•Interest expense on borrowed funds increased $97,000, or 6.0%, to $1.7 million for the year ended December 31, 2025 compared to $1.6 million for the year ended December 31, 2024 primarily due to a $4.2 million increase in average balances due to utilization of short-term borrowings to fund loan growth, partially offset by a 29 basis point decrease in the rate on other borrowings as a $20.0 million FHLB advance matured in June 2025 and was replaced at a lower cost.
Provision for Credit Losses. The provision for credit losses was $589,000 for the year ended December 31, 2025, compared to $570,000 for the year ended December 31, 2024. The provision for loan losses in 2025 was primarily due to growth in non-owner occupied commercial real estate and commercial and industrial loans. Net charge-offs for the year ended December 31, 2025 were $223,000 while net charge-offs for the year ended December 31, 2024 were $281,000 due to a decline in charge-offs for indirect auto loans, partially offset by current year increases in charge-offs for commercial and industrial and other consumer loans. Total recoveries remained constant year over year with an increase in recoveries on other consumer loans, mainly offset by a decline in recoveries on commercial and industrial loans.
Noninterest (Loss) Income. The breakdown of noninterest (loss) income for the year ended December 31, 2025 compared to year ended December 31, 2024 is as follows:

	Year Ended
	December 31,
	2025	2024	Dollar Change	Percent Change
(Dollars in Thousands)

Service Fees	$2,180	$1,680	$500	29.8%
Insurance Commissions	4	6	(2)	(33.3)%
Other Commissions	252	251	1	0.4%
Net Gain on Sale of Loans	105	52	53	101.9%
Net (Loss) Gain on Investment Securities	(11,807)	51	(11,858)	(23251.0)%
Net Gain on Purchased Tax Credits	14	49	(35)	(71.4)%
Gain on Sale of Subsidiary	—	138	(138)	(100.0)%
Net Gain on Disposal of Premises and Equipment	40	274	(234)	(85.4)%
Income from Bank-Owned Life Insurance	603	594	9	1.5%
Net Gain from Bank-Owned Life Insurance Claims	—	915	(915)	(100.0)%
Other Income	1,379	1,484	(105)	(7.1)%
Total Noninterest (Loss) Income	$(7,230)	$5,494	$(12,724)	(231.6)%
Noninterest income decreased $12.7 million, or 231.6%, to a $7.2 million loss for the year ended December 31, 2025, compared to income of $5.5 million for the year ended December 31, 2024.
•Net (loss) gain on investment securities was an $11.8 million loss for the year ended December 31, 2025, compared to a gain of $51,000 for the year ended December 31, 2024. The loss recognized during 2025 was primarily attributable to the securities repositioning strategy implemented during the third quarter of the year.
•The Company recorded a $40,000 net gain on disposal of premises and equipment in the current year related to the sale of a corporate storage warehouse, compared to a $274,000 gain in the prior year related to the sale of one branch location.

•On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 at which time the Company recognized a $24.6 million pre-tax gain on the sale of EU assets. During 2024, the Company recognized an additional gain of $138,000 following the final settlement of all liabilities. In addition, other income for the year ended December 31, 2025 and 2024 includes a $750,000 and $708,000 earn-out payment related to the sale of EU, respectively.
•Service fees increased $500,000, or 27.2% to $2.2 million for the year ended December 31, 2025, compared to $1.7 million for the year ended December 31, 2024 primarily related to fees on corporate deposit and Individual Covered Health Reimbursement Arrangement accounts.
Noninterest Expense. The breakdown of noninterest expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 is as follows:

	Year Ended
	December 31,
	2025	2024	Dollar Change	Percent Change
(Dollars in Thousands)

Salaries and Employee Benefits	$22,213	$18,821	$3,392	18.0%
Occupancy	2,513	3,096	(583)	(18.8)%
Equipment	1,452	1,155	297	25.7%
Data Processing	3,055	3,308	(253)	(7.6)%
Federal Deposit Insurance Corporation Assessment	724	639	85	13.3%
Pennsylvania Shares Tax	948	1,161	(213)	(18.3)%
Contracted Services	1,543	1,623	(80)	(4.9)%
Legal and Professional Fees	1,024	985	39	4.0%
Advertising	566	484	82	16.9%
Other Real Estate Owned (Income)	65	50	15	30.0%
Amortization of Intangible Assets	—	958	(958)	(100.0)%
Other	3,553	3,369	184	5.5%
Total Noninterest Expense	$37,656	$35,649	$2,007	5.6%
Noninterest expense increased $2.0 million, or 5.6%, to $37.7 million for the year ended December 31, 2025 compared to $35.6 million for the year ended December 31, 2024.
•Salaries and employee benefits increased $3.4 million to $22.2 million for the year ended December 31, 2025 compared to $18.8 million for the year ended December 31, 2024. The increase was primarily due to higher salaries, insurance and retirement benefits and tax expense related to the addition of revenue producing staff in the Bank's Commercial Banking and Treasury divisions, merit increases and higher incentive compensation costs.
•Equipment expense increased $297,000 to $1.5 million for the year ended December 31, 2025 compared to $1.2 for the year ended December 31, 2024 due to higher depreciation and maintenance expenses associated with interactive teller machines, security system upgrades and other equipment placed into service in late 2024.
•Amortization of intangible assets decreased $958,000 as the Bank’s core deposit intangible was fully amortized in 2024 and there was no expense recorded for the year ended December 31, 2025.
•Occupancy expense decreased $583,000 to $2.5 million for the year ended December 31, 2025 compared to $3.1 million for the year ended December 31, 2024 due to certain property management cost savings initiatives implemented in 2025.
•Data processing expense decreased $253,000 to $3.1 million for the year ended December 31, 2025 compared to $3.3 million for the year ended December 31, 2024. The decrease was primarily related to the utilization of certain vendor credits in 2025 and higher costs in 2024 related to the implementation of a new loan origination system and a financial dashboard program.
•Pennsylvania shares tax expense decreased $213,000 to $948,000 for the year ended December 31, 2025 compared to $1.2 million for the year ended December 31, 2024 due to $242,000 of refunds received in 2025 on amended returns filed for prior years.

Income Tax Expense. Income tax expense decreased $2.4 million to $397,000 for the year ended December 31, 2025, compared to $2.7 million for the year ended December 31, 2024 and is primarily attributed to the decrease in pre-tax income.
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

	2025			2024
Year Ended December 31,	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
(Dollars in Thousands)

Assets:
Interest-Earning Assets:
Loans, Net (1)	$1,108,344	$62,313	5.62%	$1,073,601	$59,544	5.55%
Securities
Taxable	265,757	11,520	4.33	268,604	11,533	4.29
Tax Exempt	12,024	710	5.90	—	—	—
Equity Securities	1,413	51	3.61	2,693	110	4.08
Interest-Earning Deposits at Other Banks	37,349	1,467	3.93	96,474	4,831	5.01
Other Interest-Earning Assets	3,484	270	7.75	3,142	274	8.72
Total Interest-Earning Assets	1,428,371	76,331	5.34	1,444,514	76,292	5.28
Noninterest-Earning Assets	73,211			57,986
Total Assets	$1,501,582			$1,502,500

Liabilities and Stockholders' equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$342,698	$6,888	2.01%	$326,073	$7,414	2.27%
Money Market	223,093	6,107	2.74	215,864	6,706	3.11
Savings	171,594	171	0.10	180,647	202	0.11
Time Deposits	284,727	10,279	3.61	314,510	14,119	4.49
Total Interest-Bearing Deposits	1,022,112	23,445	2.29	1,037,094	28,441	2.74
Short-term Borrowings	4,199	199	4.74	—	—	—
Other Borrowed Funds	34,738	1,520	4.38	34,697	1,622	4.67
Total Interest-Bearing Liabilities	1,061,049	25,164	2.37	1,071,791	30,063	2.80
Noninterest-Bearing Demand Deposits	273,295			270,528
Total Funding and Cost of Funds	1,334,344		1.89	1,342,319		2.24
Other Liabilities	17,463			16,559
Total Liabilities	1,351,807			1,358,878
Stockholders' Equity	149,775			143,622
Total Liabilities and Stockholders' Equity	$1,501,582			$1,502,500

Net Interest Income (Non-GAAP) (2)		$51,167			$46,229
Net Interest Rate Spread (Non-GAAP) (2)(3)			2.97			2.48
Net Interest-Earning Assets (4)	$367,322			$372,723
Net Interest Margin (Non-GAAP) (2)(5)			3.58			3.20
Return on Average Assets			0.33			0.84
Return on Average Equity			3.27			8.77
Average Equity to Average Assets			9.97			9.56
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			134.62			134.78
(1)Net of the allowance for credit losses and includes nonaccrual loans with a zero yield
(2)Refer to Explanation of Use of Non-GAAP Financial Measures in this Report for the calculation of the measure and reconciliation to the most comparable GAAP measure.
(3)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest rate spread (GAAP) was 2.95% and 2.47% for the year ended December 31, 2025 and 2024, respectively.
(4)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by average total interest-earning assets. Net interest margin (GAAP) was 3.55% and 3.19% for the year ended December 31, 2025 and 2024, respectively.

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

	Year Ended December 31, 2025 Compared To Year Ended December 31, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in Thousands)

Interest and Dividend Income:
Loans, net	$2,010	$759	$2,769
Securities:
Taxable	(120)	107	(13)
Tax-Exempt	710	—	710
Equity Securities	(47)	(12)	(59)
Interest-Earning Deposits at Other Banks	(2,488)	(876)	(3,364)
Other Interest-Earning Assets	27	(31)	(4)
Total Interest-Earning Assets	92	(53)	39

Interest Expense:
Deposits	(391)	(4,605)	(4,996)
Short-Term Borrowings	199	—	199
Other Borrowed Funds	(1)	(101)	(102)
Total Interest-Bearing Liabilities	(193)	(4,706)	(4,899)
Change in Net Interest Income	$285	$4,653	$4,938
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

	December 31, 2025
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$2,210	$521	$—	$2,731
Commercial	2,057	—	—	2,057
Construction	131	284	—	415
Consumer	107	—	—	107
Total Nonaccrual Loans	$4,505	$805	$—	5,310

Total Other Real Estate Owned				—

Total Nonperforming Assets				$5,310

	December 31, 2024
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,388	$—	$—	$1,388
Commercial	188	—	—	188
Consumer	213	—	—	213
Total Nonaccrual Loans	$1,789	$—	$—	1,789

Total Other Real Estate Owned				—

Total Nonperforming Assets				$1,789
At December 31, 2025 and December 31, 2024, we had no loans 90 days or more past due that were still accruing interest. At December 31, 2025 and December 31, 2024, we had no loans that were not classified as nonaccrual or 90 days past due where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual or 90 days past due.
Nonperforming loans increased $3.5 million to $5.3 million at December 31, 2025 compared to $1.8 million at December 31, 2024. The increase in was due to the addition of two loan relationships to nonaccrual status during the year. The first relationship consists of three residential real estate loans totaling $2.1 million which are well-secured with first liens on multiple rental properties. The Bank has executed assignments of rents and leases, is in the process of foreclosure on the properties and currently does not expect to incur losses on the loans. The second is a $2.0 million commercial real estate loan fully secured by an owner-occupied distribution warehouse, which is currently under a sales agreement, and other assets of the borrower. The Bank is currently working with the borrower to achieve a successful resolution and expects to be repaid in full in 2026.

The following table presents the components of the ratio of nonaccrual loans to total loans at the dates indicated.

	2025			2024
December 31,	Nonaccrual Loans	Total Loans	Nonaccrual Loans to Total Loans	Nonaccrual Loans	Total Loans	Nonaccrual Loans to Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$2,731	$329,237	0.83%	$1,388	$337,990	0.41%
Commercial	2,057	552,180	0.37	188	485,513	0.04
Construction	415	45,419	0.91	—	54,705	—
Commercial and Industrial	—	161,081	—	—	112,047	—
Consumer	107	42,876	0.25	213	70,508	0.30
Other	—	31,467	—	—	31,863	—
Total	$5,310	$1,162,260	0.46%	$1,789	$1,092,626	0.16%
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
As part of the periodic exams of the Bank by the FDIC and the Pennsylvania Department of Banking and Securities, the staff of such agencies reviews our classifications and determines whether such classifications are adequate. Such agencies have, in the past, and may in the future require us to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. The following table shows the principal amount of special mention and classified loans at December 31, 2025 and 2024.

December 31,	2025	2024
(Dollars in Thousands)

Special Mention	$20,199	$33,543
Substandard	5,649	6,854
Doubtful	—	—
Loss	—	—
Total	$25,848	$40,397

The total amount of special mention and classified loans decreased $14.5 million, or 36.0%, to $25.8 million at December 31, 2025, compared to $40.4 million at December 31, 2024. The decrease of $13.3 million in the special mention category is primarily due to the upgrade of three credit relationships due to improved financial performance. The first relationship consisted loans to secure non-owner occupied commercial real estate and totaled $7.0 million; the second relationship consisted of commercial and industrial loans and totaled $5.9 million; and the third relationship consisted of loans to secure owner occupied commercial real estate and totaled $5.0 million. These improvements were partially offset by a downgrade of one credit relationship due to the non-receipt of updated financial information. This relationship consisted of loans to secure non-owner occupied commercial real estate which totaled $4.4 million.
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

Year Ended December 31,	2025	2024
(Dollars in Thousands)

Balance at Beginning of Year	$9,805	$9,707
Provision for Credit Losses - Loans	534	379
Charge-offs:
Real Estate:
Residential	(25)	(28)
Commercial	(19)	(127)
Commercial and Industrial	(223)	(12)
Consumer	(302)	(485)
Total Charge-offs	(569)	(652)

Recoveries:
Real estate:
Residential	10	14
Commercial and Industrial	136	175
Consumer	200	182
Total Recoveries	346	371
Net Charge-offs	(223)	(281)
Balance at End of Year	$10,116	$9,805

Allowance for Credit Losses to Total Loans	0.87%	0.90%
Allowance for Credit Losses to Nonperforming Loans	190.51	548.07
Net Charge-offs to Average Loans	0.02	0.03

The allowance for credit losses increased $311,000, or 3.2%, to $10.1 million at December 31, 2025, compared to $9.8 million at December 31, 2024. Allowance for credit losses to total loans decreased three basis points to 0.87% at December 31, 2025 compared to 0.90% at December 31, 2024. The increase in the allowance for credit losses was mainly due to $2.1 million of allowance necessary for loan growth attributed primarily to non-owner occupied commercial real estate and commercial and industrial loan originations. Additionally, an increase of $495,000 in the allowance was related changes in qualitative factors primarily related to loan growth. This was mainly offset by declines in the allowance of $1.4 million due to changes in loan concentrations, $608,000 due to improvement in loss rate factors and $269,000 in specific reserves for individually analyzed loans.
The ratio of allowance for credit losses to nonaccrual loans ratio decreased to 190.51% at December 31, 2025, compared to 548.07% at December 31, 2024. Nonaccrual loans increased $3.5 million to $5.3 million at December 31, 2025 compared to $1.8 million at December 31, 2024. The increase in nonaccrual loans was due to the addition of two loan relationships to nonaccrual status during the year. The first relationship consists of three residential real estate loans totaling $2.1 million which are well-secured with first liens on multiple rental properties. The Bank has executed assignments of rents and leases, is in the process of foreclosure on the properties and currently does not expect to incur losses on the loans. The second is a $2.0 million commercial real estate loan fully secured by an owner-occupied distribution warehouse, which is currently under a sales agreement, and other assets of the borrower. The Bank is currently working with the borrower to achieve a successful resolution and expects to be repaid in full in 2026.
Net charge-offs for the year ended December 31, 2025 were $223,000 primarily due to charge-offs of $164,000 for consumer revolving lines of credit, $137,000 for consumer indirect automobile loans and $127,000 for commercial and industrial. This was partially offset by recoveries of $136,000 for commercial and industrial loans, $106,000 for consumer indirect automobile loans and $94,000 for consumer revolving lines of credit. Net charge-offs for the year ended December 31, 2024 were $281,000 primarily due to charge-offs of $357,000 for consumer indirect, $127,000 for CRE non-owner occupied and $114,000 for consumer revolving lines of credit. This was partially offset by recoveries of $175,000 for commercial and industrial and $133,000 for consumer indirect loans. The following table presents the ratio of net charge-offs as a percent of average loans for the periods indicated.

Year Ended December 31,	2025	2024

Real Estate:
Residential	—%	—%
Commercial	—	0.03
Construction	—	—
Commercial and Industrial	0.06	(0.15)
Consumer	0.19	0.35
Other	—	—
Total Loans	0.02%	0.03%

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

	2025		2024
December 31,	Amount	Percent of Total Loans	Amount	Percent of Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$2,526	28.3%	$2,926	30.9%
Commercial	3,153	47.5	3,103	44.4
Construction	1,205	3.9	1,264	5.0
Commercial and Industrial	2,562	13.9	1,584	10.3
Consumer	450	3.7	687	6.5
Other	220	2.7	241	2.9
Total Allocated Allowance	10,116	100.0	9,805	100.0
Unallocated	—	—	—	—
Total Allowance for Credit Losses	$10,116	100.0%	$9,805	100.0%
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

Year Ended December 31,	2025	2024
(Dollars in Thousands)

Interest Income per Consolidated Statements of Income (GAAP)	$75,939	$76,131
Adjustment to FTE Basis	392	161
Interest Income (Non-GAAP)	76,331	76,292
Interest Expense per Consolidated Statements of Income (GAAP)	25,164	30,063
Net Interest Income (Non-GAAP)	$51,167	$46,229
Net Interest Income (GAAP)	$50,775	$46,068

Divided by : Average Interest-Earning Assets	$1,428,371	$1,444,514

Net Interest Margin (GAAP)	3.55%	3.19%
Adjustment to FTE Basis	0.03	0.01
Net Interest Margin (Non-GAAP)	3.58%	3.20%

Net Interest Rate Spread (GAAP)	2.95%	2.47%
Adjustment to FTE Basis	0.02	0.01
Net Interest Rate Spread (Non-GAAP)	2.97%	2.48%

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

December 31,	2025	2024
(Dollars in Thousands, Except Share and Per Share Data)

Assets (GAAP)	$1,547,693	$1,481,564
Goodwill and Other Intangible Assets, Net	(9,732)	(9,732)
Tangible Assets (Non-GAAP)	$1,537,961	$1,471,832

Stockholders' Equity (GAAP) (Numerator)	$157,537	$147,378
Goodwill and Other Intangible Assets, Net	(9,732)	(9,732)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$147,805	$137,646

Tangible Common Equity to Tangible Assets (Non-GAAP)	9.6%	9.4%

Common Shares Outstanding (Denominator)	5,036,509	5,132,654

Book Value per Common Share (GAAP)	$31.28	$28.71
Tangible Book Value per Common Share (Non-GAAP)	$29.35	$26.82
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
The Bank regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Bank believes that it had sufficient liquidity at December 31, 2025, to satisfy its short- and long-term liquidity needs at that date.
The Bank’s most liquid assets are cash and due from banks, which totaled $31.7 million at December 31, 2025. Unpledged securities, which provide an additional source of liquidity, totaled $107.3 million. In addition, the Bank maintains a credit arrangement with the FHLB with a maximum borrowing limit of approximately $528.0 million and available borrowing capacity of $506.1 million as of December 31, 2025. At December 31, 2025, there were no standby letters of credit utilized to collateralize public deposits in excess of the level insured by the FDIC. This arrangement is subject to annual renewal, incurs no service charge, and is secured by a blanket security agreement on $747.7 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. The Bank also maintains a Borrower-In-Custody of Collateral line of credit agreement with the FRB for $71.2 million that requires monthly certification of collateral, is subject to annual renewal, incurs no service charge and is secured by $86.6 million of commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of December 31, 2025.
At December 31, 2025, the Bank had funding commitments totaling $196.4 million, consisting primarily of commitments to originate loans, unused lines of credit and letters of credit.
At December 31, 2025, certificates of deposit due within one year of that date totaled $279.2 million, or 89.4% of total certificates of deposit. While liquidity levels at December 31, 2025 are currently sufficient, if these certificates of deposit do not remain with the Bank, the Bank may be required to seek other sources of funds. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on these certificates of deposit. The Bank believes, however, based on past experience that a significant portion of its certificates of deposit will remain with it, either as certificates of deposit or as other deposit products. The Bank can attract and retain deposits by adjusting the interest rates offered.
The Bank’s primary investing activities are the origination of loans. For the year ended December 31, 2025, the Bank had net loan originations of $69.6 million.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to stockholders, to pay principal and interest on its subordinated debt and for other corporate purposes. At December 31, 2025, the Company (on an unconsolidated basis) had liquid assets of $8.3 million.
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
The following tables present certain of our contractual obligations at December 31, 2025.

Payment Due by Period	Total	Less Than Or Equal to One Year	More Than One to Three Years	More Than Three to Five Years	More Than Five Years
(Dollars in Thousands)

Certificates of deposit	$312,453	$279,228	$27,086	$5,646	$493
Other Borrowed Funds	34,758	—	20,000	—	14,758
Operating Lease Obligations	3,353	471	787	554	1,541
Total	$350,564	$279,699	$47,873	$6,200	$16,792
Capital Resources
At December 31, 2025 and 2024, respectively, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action.

The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at the dates indicated.

	2025		2024
December 31,	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$156,459	13.92%	$152,238	14.78%
For Capital Adequacy Purposes	50,583	4.50	46,366	4.50
To Be Well Capitalized	73,064	6.50	66,973	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	156,459	13.92	152,238	14.78
For Capital Adequacy Purposes	67,444	6.00	61,821	6.00
To Be Well Capitalized	89,925	8.00	82,428	8.00

Total Capital (to Risk-Weighted Assets)
Actual	167,321	14.89	162,733	15.79
For Capital Adequacy Purposes	89,925	8.00	82,428	8.00
To Be Well Capitalized	112,407	10.00	103,035	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	156,459	10.15	152,238	9.98
For Capital Adequacy Purposes	61,674	4.00	60,996	4.00
To Be Well Capitalized	77,093	5.00	76,245	5.00
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
The table below sets forth, as of December 31, 2025, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The changes disclosed in the following table are within policy guidelines established by the Company's Board of Directors.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Income at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in Thousands)

+400	$193,357	$(41,152)	(17.5)%	14.11%	(152)	$60,325	$3,088	5.4%
+300	202,955	(31,554)	(13.5)	14.50	(113)	59,563	2,326	4.1
+200	214,180	(20,329)	(8.7)	14.95	(68)	58,866	1,629	2.8
+100	224,840	(9,669)	(4.1)	15.34	(29)	58,129	892	1.6
Flat	234,509	—	—	15.63	—	57,237	—	—
-100	242,169	7,660	3.3	15.79	16	56,264	(973)	(1.7)
-200	247,049	12,540	5.3	15.76	13	55,081	(2,156)	(3.8)
-300	249,414	14,905	6.4	15.58	(5)	54,532	(2,705)	(4.7)
-400	243,914	9,405	4.0	14.96	(67)	55,528	(1,709)	(3.0)

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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are included in Part IV, Item 15 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025, based on that framework.
(c)Changes to Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as such term is defined in Item 408 of SEC Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference in the Proxy Statement for the 2026 Annual Meeting.
The Company has adopted a policy regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company's securities by its directors, officers and employees and by the Company itself. A copy of the policy is filed as an exhibit to the Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference in the Proxy Statement for the 2026 Annual Meeting.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference in the Proxy Statement for the 2026 Annual Meeting.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference in the Proxy Statement for the 2026 Annual Meeting.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm for 2025 is Forvis Mazars, LLP, Pittsburgh, Pennsylvania, Auditor Firm ID 686.
Information required by this item is incorporated by reference in the Proxy Statement for the 2026 Annual Meeting.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
The financial statements filed as a part of this Form 10-K are:
	(A)	Report of Independent Registered Public Accounting Firm;
	(B)	Consolidated Statements of Financial Condition at December 31, 2025 and 2024;
	(C)	Consolidated Statements of Income for the Years Ended December 31, 2025 and 2024;
	(D)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024;
	(E)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025 and 2024;
	(F)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024; and
	(G)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(a)(3)	Exhibits
	3.1	Amended and Restated Articles of Incorporation of CB Financial Services, Inc. (1)
	3.2	Bylaws of CB Financial Services, Inc. (2)
	4.1	Form of Stock Certificate of CB Financial Services, Inc. (1)
	4.2	Description of Registrant's Securities (3)
	10.1	Employment Agreement by and between Community Bank and John H. Montgomery (4)
	10.2	Executive Consultant Agreement by and between Community Bank and Ralph Burchianti (5)
	10.3	Separation and Release Agreement by and between Community Bank and Jamie L. Prah (6)
	10.8	Split Dollar Life Insurance Agreement by and between Community Bank and John H. Montgomery, dated November 2, 2020 (7)
	10.9	Split Dollar Life Insurance Agreement by and between Community Bank and Ralph Burchianti dated April 1, 2005 (1)
	10.10	Split Dollar Life Insurance Agreement dated as of June 1, 2002, by and between First Federal Savings Bank and Richard B. Boyer (8)
	10.11	Amendment dated as of July 19, 2002, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (9)
	10.12	Amendment dated as of September 13, 2005, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (10)
	10.14	CB Financial Services, Inc., 2015 Equity Incentive Plan (11)
	10.15	CB Financial Services, Inc., 2021 Equity Incentive Plan (12)
	10.16	CB Financial Services, Inc., 2024 Equity Incentive Plan (16)
	10.17	Subordinated Note Purchase Agreement (13)
	10.18	Employment Agreement by and between Community Bank and Jennifer L. George (14)
	10.19	Asset Purchase Agreement among World Insurance Associates, LLC, Exchange Underwriters, Inc. and Community Bank (15)
	19	Registrant’s Policy Regarding Insider Trading
	21	Subsidiaries
	23.1	Consent of Forvis Mazars, LLP
	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97	CB Financial Services, Inc., Clawback Policy(17)
101.0
The following materials for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Audited Consolidated Financial Statements.

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
(13)    Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 10, 2021.
(14) Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 2022, filed on March 10, 2023.
(15) Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed on December 1, 2023.
(16) Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 5, 2024.
(17) Incorporated by herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 19, 2025.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.

Date: March 13, 2026	By:	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John H. Montgomery	By:	/s/ Amanda L. Engles
	John H. Montgomery		Amanda L. Engles
	President and Chief Executive Officer and		Executive Vice President and Chief Financial Officer
	Director		(Principal Financial and Accounting Officer)
	Date: March 13, 2026		Date: March 13, 2026

By:	/s/ Mark E. Fox	By:	/s/ Charles R. Guthrie
	Mark E. Fox		Charles R. Guthrie, CPA
	Director (Chairman of the Board)		Director (Vice Chairman of the Board)
	Date: March 13, 2026		Date: March 13, 2026

By:	/s/ Jonathan A. Bedway	By:	/s/ Ralph Burchianti
	Jonathan A. Bedway		Ralph Burchianti
	Director		Executive Consultant and Director
	Date: March 13, 2026		Date: March 13, 2026

By:	/s/ John J. LaCarte	By:	/s/ Roberta Robinson Olejasz
	John J. LaCarte		Roberta Robinson Olejasz
	Director		Director
	Date: March 13, 2026		Date: March 13, 2026

By:	/s/ David F. Pollock	By:	/s/ John M. Swiatek
	David F. Pollock		John M. Swiatek
	Director		Director
	Date: March 13, 2026		Date: March 13, 2026

CONSOLIDATED FINANCIAL STATEMENTS
Contents

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
CB Financial Services, Inc.
Carmichaels, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of CB Financial Services, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

As presented in Note 4 to the consolidated financial statements the allowance for credit losses (ACL) balance was $10,116,000 at December 31, 2025. As described in Note 1 to the financial statements, the ACL is an estimate of current expected credit losses in the loan portfolio. The determination of the ACL requires significant judgment reflecting the Company’s estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate.

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

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•Substantively testing management's determination of the qualitative adjustments used in the ACL estimate, including:

◦Evaluated management’s process for developing the qualitative adjustments, which included assessing the relevance and reliability of data used to develop the qualitative adjustments, including evaluating their judgments and assumptions for reasonableness. Among other procedures, our evaluation considered evidence from internal and external sources.

◦Analytically evaluating the qualitative adjustments for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.

◦Evaluated the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.

We have served as the Company’s auditor since 2021.

Forvis Mazars, LLP

Pittsburgh, Pennsylvania
March 13, 2026

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2025	2024
(Dollars in Thousands, Except Per Share and Share Data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$18,374	$39,332
Noninterest-Earning	13,319	10,240
Total Cash and Due From Banks	31,693	49,572

Securities:
Available-for-Sale Debt Securities, at Fair Value	278,986	259,514
Equity Securities, at Fair Value	909	2,639
Total Securities	279,895	262,153

Loans Held for Sale	—	900
Loans (Net of Allowance for Credit Losses of $10,116 and $9,805 at December 31, 2025 and 2024, Respectively)	1,152,144	1,082,821
Premises and Equipment, Net	19,646	20,708
Bank-Owned Life Insurance	24,812	24,209
Goodwill	9,732	9,732
Accrued Interest Receivable and Other Assets	29,771	31,469
TOTAL ASSETS	$1,547,693	$1,481,564

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$291,745	$267,896
Interest-Bearing Demand Accounts	357,134	316,764
Money Market Accounts	209,166	231,458
Savings Accounts	169,307	170,530
Time Deposits	312,453	296,869
Total Deposits	1,339,805	1,283,517

Other Borrowed Funds	34,758	34,718
Accrued Interest Payable and Other Liabilities	15,593	15,951
TOTAL LIABILITIES	1,390,156	1,334,186

STOCKHOLDERS' EQUITY
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,835,325 and 5,787,744 Shares Issued and 5,036,509 and 5,132,654 Shares Outstanding, Respectively	2,432	2,412
Capital Surplus	87,644	86,373
Retained Earnings	90,625	90,856
Treasury Stock, at Cost (798,816 and 655,090 Shares, Respectively)	(19,752)	(15,028)
Accumulated Other Comprehensive Loss	(3,412)	(17,235)
TOTAL STOCKHOLDERS' EQUITY	157,537	147,378
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,547,693	$1,481,564
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2025	2024
(Dollars in Thousands, Except Per Share and Share Data)

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$62,070	$59,383
Securities:
Taxable	11,520	11,533
Tax-Exempt	561	—
Dividends	51	110
Other Interest and Dividend Income	1,737	5,105
TOTAL INTEREST AND DIVIDEND INCOME	75,939	76,131

INTEREST EXPENSE
Deposits	23,445	28,441
Short-Term Borrowings	199	—
Other Borrowings	1,520	1,622
TOTAL INTEREST EXPENSE	25,164	30,063

NET INTEREST AND DIVIDEND INCOME	50,775	46,068
Provision for Credit Losses - Loans	534	379
Provision for Credit Losses - Unfunded Commitments	55	191
NET INTEREST AND DIVIDEND INCOME AFTER NET PROVISION FOR CREDIT LOSSES	50,186	45,498

NONINTEREST INCOME
Service Fees	2,180	1,680
Insurance Commissions	4	6
Other Commissions	252	251
Net Gain on Sale of Loans	105	52
Net (Loss) Gain on Investment Securities	(11,807)	51
Net Gain on Purchased Tax Credits	14	49
Gain on Sale of Subsidiary	—	138
Net Gain on Disposal of Premises and Equipment	40	274
Income from Bank-Owned Life Insurance	603	594
Net Gain on Bank-Owned Life Insurance Claims	—	915
Other Income	1,379	1,484
TOTAL NONINTEREST INCOME (LOSS)	(7,230)	5,494

NONINTEREST EXPENSE
Salaries and Employee Benefits	22,213	18,821
Occupancy	2,513	3,096
Equipment	1,452	1,155
Data Processing	3,055	3,308
Federal Deposit Insurance Corporation Assessment	724	639
Pennsylvania Shares Tax	948	1,161
Contracted Services	1,543	1,623
Legal and Professional Fees	1,024	985
Advertising	566	484
Other Real Estate Owned	65	50
Amortization of Intangible Assets	—	958
Other Expense	3,553	3,369
TOTAL NONINTEREST EXPENSE	37,656	35,649

INCOME BEFORE INCOME TAX EXPENSE	5,300	15,343
Income Tax Expense	397	2,749
Net Income	$4,903	$12,594

EARNINGS PER SHARE
Basic	$0.97	$2.45
Diluted	0.92	2.38

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,036,706	5,134,092
Diluted	5,306,916	5,302,522
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2025	2024
(Dollars in Thousands)

Net Income	$4,903	$12,594

Other Comprehensive Income (Loss)
Change in Unrealized (Loss) Gain on Available-for-Sale Debt Securities	5,809	(555)
Income Tax Effect	(1,238)	67

Reclassification Adjustment for Loss on Sale of Debt Securities Included in Net Income (1)	11,757	—
Income Tax Effect (2)	(2,505)	—
Other Comprehensive Income (Loss), Net of Income Tax Effect	13,823	(488)
Total Comprehensive Income	$18,726	$12,106
(1)Reported in Net (Loss) Gain on Investment Securities on the Consolidated Statements of Income.
(2)Reported in Income Tax Expense on the Consolidated Statements of Income.
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
(Dollars in Thousands, Except Per Share and Share Data)

December 31, 2023	5,759,378	$2,400	$85,334	$83,392	$(14,545)	$(16,747)	$139,834
Net Income	—	—	—	12,594	—	—	12,594
Other Comprehensive Loss	—	—	—	—	—	(488)	(488)
Restricted Stock Awards Forfeited	(6,450)	(3)	21	—	(18)	—	—
Restricted Stock Awards Granted	25,410	11	(11)	—	—	—	—
Stock-Based Compensation Expense	—	—	812	—	—	—	812
Exercise of Stock Options	9,406	4	217	—	500	—	721
Treasury Stock Purchased, at Cost (35,719 shares)	—	—	—	—	(965)	—	(965)
Dividends Declared ($1.00 per share)	—	—	—	(5,130)	—	—	(5,130)
December 31, 2024	5,787,744	$2,412	$86,373	$90,856	$(15,028)	$(17,235)	$147,378
Net Income	—	—	—	4,903	—	—	4,903
Other Comprehensive Income	—	—	—	—	—	13,823	13,823
Restricted Stock Awards Forfeited	(200)	—	2	—	(2)	—	—
Restricted Stock Awards Granted	25,235	11	(11)	—	—	—	—
Stock-Based Compensation Expense	—	—	796	—	—	—	796
Exercise of Stock Options	22,546	9	531	—	2,071	—	2,611
Treasury Stock Purchased, at Cost (235,460 shares)	—	—	(47)	—	(6,793)	—	(6,840)
Dividends Declared ($1.02 per share)	—	—	—	(5,134)	—	—	(5,134)
December 31, 2025	5,835,325	$2,432	$87,644	$90,625	$(19,752)	$(3,412)	$157,537
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2025	2024
(Dollars in Thousands)

OPERATING ACTIVITIES
Net Income	$4,903	$12,594
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Net Accretion on Securities	(373)	(694)
Depreciation and Amortization	1,810	2,425
Provision for Credit Losses - Loans	534	379
Provision for Credit Losses - Unfunded Commitments	55	191
Net Loss on Sale of Debt Securities	11,757	—
Net Loss on Equity Securities	13	—
Net Unrealized Loss (Gain) Recognized on Equity Securities	37	(51)
Gain on Sale of Subsidiary	—	(138)
Gain on Purchased Tax Credits	(14)	(49)
Income from Bank-Owned Life Insurance	(603)	(594)
Gain on BOLI Death Benefit Claims	—	(915)
Proceeds From Mortgage Loans Sold	5,481	4,980
Originations of Mortgage Loans for Sale	(4,880)	(5,828)
Net Gain on Sale of Loans	(105)	(52)
Loss (Gain) on Sales of Other Real Estate Owned	51	54
Noncash Expense for Stock-Based Compensation	796	812
Increase in Accrued Interest Receivable	(788)	(500)
Net Gain on Disposal of Premises and Equipment	(40)	(274)
(Benefit) Provision in Deferred Income Tax	(65)	191
Decrease in Taxes Payable	(2,034)	(3,903)
(Decrease) Increase in Accrued Interest Payable	(475)	682
Other, Net	1,747	(2,560)
Net Cash Provided by Operating Activities	17,807	6,750

INVESTING ACTIVITIES
Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	38,017	15,356
Purchases of Securities	(169,140)	(70,224)
Proceeds from Sales of Debt Securities	117,833	—
Proceeds from Sale of Equity Securities	1,680	—
Net (Increase) Decrease in Loans	(69,611)	17,583
Purchase of Premises and Equipment	(650)	(3,315)
Proceeds from Disposal of Premises and Equipment	41	988
Proceeds From a Claim on Bank-Owned Life Insurance	—	2,678
Investment in Low Income Housing Tax Credit	(957)	—
Proceeds From Sales of Other Real Estate Owned	107	258
Purchase of Restricted Equity Securities	(8,083)	—
Redemption of Restricted Equity Securities	8,152	291
Net Cash Used in Investing Activities	(82,611)	(36,385)

FINANCING ACTIVITIES
Net Increase in Deposits	56,288	16,358
Principal Payments on Other Borrowed Funds	(20,000)	—
Proceeds from Other Borrowed Funds	20,000	—
Cash Dividends Paid	(5,134)	(5,130)
Treasury Stock, Purchases at Cost	(6,840)	(965)
Exercise of Stock Options	2,611	721
Net Cash Provided by Financing Activities	46,925	10,984
Decrease in Cash and Due from Banks	(17,879)	(18,651)
CASH AND DUE FROM BANKS AT BEGINNING OF THE YEAR	49,572	68,223
CASH AND DUE FROM BANKS AT END OF THE YEAR	$31,693	$49,572
The accompanying notes are an integral part of these consolidated financial statements

Year Ended December 31,	2025	2024
(Dollars in Thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for:
Interest on Deposits and Borrowings (Including Interest Credited to Deposit Accounts of $23,914 and $27,759, Respectively)	$25,639	$29,381
Federal Income Taxes	300	4,050
State Income Taxes	1	2,290

Income Taxes Paid (Net of Refunds) exceeding 5% of Total Income Taxes Paid (Net of Refunds) in the following Jurisdictions:
Pennsylvania	*	2,290
* Jurisdiction below the threshold for the period presented

SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer of Loans from Loans Held for Sale to Portfolio	$404	$—
Other Real Estate Acquired in Settlement of Loans	158	150
Right of Use ("ROU") Asset Recognized	—	1,419
Unfunded Commitment in Low Income Housing Tax Credit	4,038	4,995
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of CB Financial Services, Inc. ("CB Financial"), and its wholly owned subsidiary, Community Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Exchange Underwriters, Inc. (“Exchange Underwriters” or “EU”). CB Financial, the Bank and Exchange Underwriters are collectively referred to as the “Company.” Effective September 29, 2025, EU merged with and into the Bank, with the Bank as the surviving institution. All intercompany transactions and balances have been eliminated in consolidation.
Nature of Operations
The Company derives substantially all its income from banking and bank-related services which include interest income on commercial, commercial mortgage, residential real estate and consumer loan financing, interest and dividend income on securities, and fees generated from deposit services to its customers. The Company provides banking services through its subsidiary, Community Bank, a Pennsylvania-chartered commercial bank headquartered in Carmichaels, Pennsylvania. The Bank is a community-oriented institution offering residential and commercial real estate loans, commercial and industrial loans, and consumer loans as well as a variety of deposit products for individuals and businesses in its market area. The Bank operates from nine offices in Greene, Allegheny, Washington, Fayette and Westmoreland Counties in southwestern Pennsylvania and three offices in Marshall and Ohio Counties in West Virginia.
On December 1, 2023, the Company announced that the Bank and EU entered into an Asset Purchase Agreement with World Insurance Associates, LLC ("World") pursuant to which EU sold substantially all of its assets to World for a purchase price of $30.5 million cash plus possible additional earn-out payments. The sale of assets was completed on December 8, 2023 and resulted in an initial pre-tax gain of $24.6 million. This transaction did not meet the criteria for discontinued operations reporting. During 2024, the Company recognized an additional gain of $138,000 following the final settlement of all liabilities and an earn-out payment of $708,000. During 2025, the Company recognized an earn-out payment of $759,000.
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2025 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that at December 31, 2025 and 2024, the Company had one reportable segment, community banking services. See Note 21 - Segment Reporting and Related Information for more information.
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
Generally, the Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. However, as announced on March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020, in light of the shift to an ample reserves regime. This action eliminates the need to maintain balances in accounts at the Federal Reserve Bank to satisfy reserve requirements, thereby freeing up liquidity in the banking system to support lending. Therefore, at December 31, 2025, and 2024, there were no reserve requirements with the Federal Reserve Bank.
Securities
Securities are classified at the time of purchase, based on management’s intentions and ability, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and the ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and recognized as adjustments to interest income. Unrealized holding gains and losses for available-for-sale debt securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Equity securities are measured at fair value with the change in fair value recognized in Net Gain (Loss) on Investment Securities within the noninterest income category in the Consolidated Statements of Income. Realized securities gains and losses, if any, are computed using the specific identification method. Interest and dividends on securities are recognized as income when earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Common stock of the Federal Home Loan Bank (“FHLB”) and of Atlantic Community Bankers’ Bank (“ACBB”) represent ownership in organizations that are wholly owned by other financial institutions. These restricted equity securities are accounted for based on industry guidance in ASC Sub-Topic 325-20, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Included in accrued interest receivable and other assets are FHLB stock of $2.9 million and $3.0 million at December 31, 2025 and 2024, respectively, and ACBB stock of $85,000 at December 31, 2025 and 2024.
The Company periodically evaluates its FHLB restricted stock for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Company believes its holdings in the stock are ultimately recoverable at par value at December 31, 2025, and, therefore, determined that FHLB stock was not impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.
Loans Receivables
The Company grants commercial, residential, and other consumer loans to customers at its branch locations throughout southwestern Pennsylvania in Greene, Washington, Allegheny, Fayette and Westmoreland Counties and in the panhandle of West Virginia in Marshall and Ohio Counties. Although the Company had a diversified loan portfolio at December 31, 2025 and 2024, a substantial portion of its debtors’ ability to honor their contracts is determined by the economic environment of these counties within the tri-state region footprint.
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of deferred loan fees and the allowance for credit losses. The Company’s loan portfolio is segmented to enable management to monitor risk and performance. The real estate loans are further segregated into three classes. Residential mortgages include those secured by residential properties and include home equity loans, while commercial mortgages consist of loans to commercial borrowers secured by commercial real estate. Construction loans typically consist of loans to build commercial buildings and acquire and develop residential real estate. The commercial and industrial segment consists of loans to finance the activities of commercial customers. The consumer segment consists primarily of indirect auto loans as well as personal installment loans and personal or overdraft lines of credit. Other loans primarily consist of municipal loans to local governments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Residential mortgage loans are typically longer-term loans and, therefore, generally present greater interest rate risk than the consumer and commercial loans. Under certain economic conditions, housing values may decline, which may increase the risk that the collateral values are not sufficient. Commercial real estate loans generally present a higher level of risk than loans secured by residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties, and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of commercial real estate loans is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. Construction loans are originated to individuals to finance the construction of residential dwellings and are also originated for the construction of commercial properties, including hotels, apartment buildings, housing developments, and owner-occupied properties used for businesses. Construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent residential or commercial mortgage loan. Construction loan risks include overfunding in comparison to the plans, untimely completion of work, and leasing and stabilization after project completion. Commercial and industrial loans are generally secured by business assets, inventories, and accounts receivable, which present collateral risk. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan.
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
For performing loans acquired in a merger, the excess of expected cash flows over the estimated fair value, at acquisition, is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. For performing loans acquired in a merger that have experienced more‑than‑insignificant deterioration in credit quality since origination (“purchased credit‑deteriorated” or “PCD” loans), the Company records the loans at fair value at acquisition and establishes an allowance for credit losses through a gross‑up of the loan’s amortized cost basis. As a result, the initial allowance for credit losses is recorded without a corresponding provision for credit losses at the acquisition date. The amortized cost basis of PCD loans includes the purchase price plus the allowance for credit losses at acquisition. The difference between the amortized cost basis and the unpaid principal balance represents a discount or premium, which is accreted or amortized into interest income over the remaining contractual life of the loan using the effective interest method. Subsequent changes in expected credit losses are recognized through the provision for credit losses. Changes in expected cash flows that are not related to credit are recognized prospectively as adjustments to yield. The evaluation of expected future cash flows is performed using methodologies consistent with those applied in determining the allowance for credit losses. Charge‑offs of principal on acquired loans are applied against the allowance for credit losses.
Loan origination and commitment fees as well as certain direct loan origination costs are deferred and the net amount either accreted or amortized as an adjustment to the related loan’s yield over the contractual lives of the related loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available-for-sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.4 million at December 31, 2025 and is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $2.0 million, at December 31, 2025 and is excluded from the estimate of credit losses.

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
Real Estate Owned
Real estate owned acquired in settlement of foreclosed loans is carried as a component of Other Assets at the lower of cost or fair value, less estimated cost to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine if a partial charge-off of the loan balance is necessary. After transfer to real estate owned, any subsequent write-downs are charged against noninterest expense. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. The Company had no real estate owned at December 31, 2025 and 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Deemed to have an indefinite life and not subject to amortization, goodwill is instead tested for impairment at the reporting unit level at least annually or more frequently if triggering events occur or impairment indicators exist. The Company operates one segment – Community Banking Services. The Company has assigned 100% of the goodwill to the Community Banking reporting unit.
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
The Company did not record any goodwill impairment for the years ended December 31, 2025 and 2024.
Future events could cause us to conclude that goodwill has become impaired, which would result in recording an impairment charge. Any resulting impairment charge could have a material adverse impact on the Company’s consolidated financial condition and results of operations. Refer to Note 6—Goodwill and Intangible Assets for additional details.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
When the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters into a Risk Purchase Agreement ("RPA") with the counterparty and assumes the credit risk of the loan customer related to the swap. Any fee paid to the Company as a result of the RPA is offset by credit risk of the counterparties and is recognized in the income statement. Credit risk on the RPA is determined after considering the risk rating, probability of default and loss given default of the counterparties. See Note17 - Derivatives and Hedging Activities for more information.
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
Awards may be granted under the 2024 Plan as restricted stock awards or restricted stock units. The maximum number of shares of Company common stock that may be delivered to participants under the 2024 Plan is equal to 262,265 shares of Company common stock (the “Share Limit”). If any award granted under the 2024 Plan is forfeited or canceled without being settled, shares of Company common stock subject to such award will be made available for future grant under the 2024 Plan. If any shares are withheld in payment for purposes of satisfying tax withholding obligations with respect to an award, those shares do not become available for re-issuance under the 2024 Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Awards could be granted under the 2021 Plan as incentive and non-statutory stock options, restricted stock awards, restricted stock units or any combination thereof. The maximum number of shares of Company common stock that could be delivered to participants under the 2021 Plan was equal to 500,000 shares of Company common stock (the “Share Limit”). Shares of Company common stock subject to the Share Limit could be issued pursuant to grants of stock options, restricted stock awards or restricted stock units, provided, however that the Share Limit was reduced, on a one-for-one basis, for each share of common stock subject to a stock option grant, and on a two and one-half-for-one basis for each share of common stock issued pursuant to restricted stock awards or restricted stock unit awards. If any award granted under the 2021 Plan expired, terminated, was canceled or was forfeited without being settled or exercised or was settled without the issuance of shares of common stock, shares of Company common stock subject to such award was made available for future grant under the 2021 Plan. If any shares were surrendered or tendered to pay the exercise price of a stock option, such shares were not again available for grant under the 2021 Plan. In addition, shares of common stock withheld in payment for purposes of satisfying tax withholding obligations with respect to an award did not become available for re-issuance under the 2021 Plan. Employees and directors of the Company or its subsidiaries were eligible to receive awards under the 2021 Equity Incentive Plan, except that non-employees could not be granted incentive stock options.
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
Recent Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU requires all entities to disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. The ASU also requires that all entities disclose (1) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign. This ASU became effective for public entities for annual periods beginning after December 15, 2024. The Company adopted this standard effective January 1, 2025 on a retrospective basis for all periods presented. Adoption impacted the presentation and disclosure of income tax information but did not have a material effect on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE); this ASU was then superseded by ASU 2025-01, Clarifying the Effective Date, to clarify the effective date for interim reporting. Collectively, these ASU's require that public entities on an annual and interim basis disclose specific natural expenses contained within each relevant income statement expense caption. These specified natural expenses are: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion and amortization recognized as part of oil- and gas- producing activities (DD&A). This ASU is effective for public entities for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company does not expect the adoption of the ASU to have a material effect on its consolidated financial statements.
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326):Purchased Loans. The update expands the population of acquired financial assets subject to the gross-up approach in Topic 326 to include acquired seasoned loans without credit deterioration (excluding credit cards). This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods with early adoption permitted. The amendments in this update are to be applied prospectively to loans that are acquired on or after the initial application date. The Company adopted this update January 1, 2026 and will implement the guidance upon the occurrence of a future acquisition transaction.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The update clarifies hedge accounting guidance and addresses issues arising from the global reference rate reform initiative. There are five issues addressed: 1) expanding risks permitted to be aggregated for cash flow hedges to include those having a similar risk exposure; 2) provide cash flow accounting guidance on choose-your-rate debt instruments; 3) expand hedge accounting for forecasted purchases and sales of nonfinancial assets; 4) update guidance on net written options as hedging instruments; 5) refine foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this update are to be applied on a prospective basis. The Company does not expect the adoption of the ASU to have a material effect on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update provides a comprehensive list of interim disclosures that are required by GAAP to provide clarity about the current requirements. The update also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update can be applied prospectively or retrospectively. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.
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

Year Ended December 31,	2025	2024
(Dollars in Thousands, Except Share and Per Share Data)

Net Income	$4,903	$12,594

Weighted-Average Basic Common Shares Outstanding	5,036,706	5,134,092
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	270,210	168,430
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,306,916	5,302,522

Earnings Per Share:
Basic	$0.97	$2.45
Diluted	0.92	2.38

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

Year Ended December 31,	2025	2024
Stock Options	19,450	273,347
Restricted Stock	—	—
NOTE 3—SECURITIES
The amortized cost and fair value of securities available-for-sale as of the dates indicated are as follows:

	2025
December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
Obligations of States and Political Subdivisions	$35,227	$997	$—	$36,224
Mortgage-Backed Securities - Government-Sponsored Enterprises	40,577	512	—	41,089
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	72,266	576	(5,267)	67,575
Collateralized Mortgage Obligations - Non-Agency	10,671	1	(125)	10,547
Collateralized Loan Obligations	101,409	14	(205)	101,218
Corporate Debt	23,172	137	(976)	22,333
Total Available-for-Sale Debt Securities	$283,322	$2,237	$(6,573)	$278,986

Equity Securities:
Mutual Funds				909
Total Equity Securities				909
Total Securities				$279,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024
December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$4,996	$—	$(1,051)	$3,945
Obligations of States and Political Subdivisions	3,496	—	(149)	3,347
Mortgage-Backed Securities - Government-Sponsored Enterprises	53,628	—	(3,265)	50,363
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	111,076	—	(16,119)	94,957
Collateralized Loan Obligations	98,741	96	(58)	98,779
Corporate Debt	9,479	—	(1,356)	8,123
Total Available-for-Sale Debt Securities	$281,416	$96	$(21,998)	$259,514

Equity Securities:
Mutual Funds				879
Other				1,760
Total Equity Securities				2,639
Total Securities				$262,153
The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	2025
	Less than 12 months			12 Months or Greater			Total
December 31,	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

Mortgage-Backed Securities - Government-Sponsored Enterprises	—	$—	$—	1	$47	$—	1	$47	$—
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	3	13,357	(114)	7	18,782	(5,153)	10	32,139	(5,267)
Collateralized Mortgage Obligations - Non-Agency	3	9,206	(125)	—	—	—	3	9,206	(125)
Collateralized Loan Obligations	10	68,567	(194)	2	11,174	(11)	12	79,741	(205)
Corporate Debt	2	3,495	(5)	3	8,503	(971)	5	11,998	(976)
Total	18	$94,625	$(438)	13	$38,506	$(6,135)	31	$133,131	$(6,573)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024
	Less than 12 months			12 Months or Greater			Total
December 31,	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	—	$—	$—	1	$3,945	$(1,051)	1	$3,945	$(1,051)
Obligations of States and Political Subdivisions	2	1,068	(16)	5	2,279	(133)	7	3,347	(149)
Mortgage-Backed Securities - Government-Sponsored Enterprises	5	35,232	(222)	8	15,131	(3,043)	13	50,363	(3,265)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	4	31,208	(662)	20	63,749	(15,457)	24	94,957	(16,119)
Collateralized Loan Obligations	5	27,564	(58)	—	—	—	5	27,564	(58)
Corporate Debt	—	—	—	3	8,123	(1,356)	3	8,123	(1,356)
Total	16	$95,072	$(958)	37	$93,227	$(21,040)	53	$188,299	$(21,998)
For debt securities, the Company does not believe that any individual unrealized loss as of December 31, 2025 or 2024 represents a credit related impairment. The unrealized losses on securities at December 31, 2025 and 2024 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell and it is not more likely than not that it will be required to sell, any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Securities available-for-sale with a fair value of $172.6 million and $176.2 million at December 31, 2025 and 2024, respectively, are pledged to secure uninsured public deposits, borrowings or for other purposes as required or permitted by law.
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

	2025
December 31,	Amortized Cost	Fair Value
(Dollars in Thousands)

Due after One Year through Five Years	$48	$47
Due after Five Years through Ten Years	37,806	36,972
Due after Ten Years	245,468	241,967
Total	$283,322	$278,986

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the gross realized gain and loss on sales of debt securities, as well as gain and loss on equity securities from both sales and market adjustments for the periods indicated. All gains and losses presented in the table below are reported in Net (Loss) Gain on Investment Securities on the Consolidated Statements of Income.

Year Ended December 31,	2025	2024
(Dollars in Thousands)

Debt Securities
Gross Realized Gain	$423	$—
Gross Realized Loss	(12,180)	—
Net Loss on Debt Securities	$(11,757)	$—

Equity Securities
Net Unrealized (Loss) Gain Recognized on Securities Held	$(37)	$51
Net Realized Loss Recognized on Securities Sold	(13)	—
Net (Loss) Gain on Equity Securities	$(50)	$51
Net (Loss) Gain on Investment Securities	$(11,807)	$51
In 2025, there were $11.8 million net realized losses on the sale of debt securities as a result of the Company implementing a balance sheet repositioning strategy of its portfolio of available-for-sale securities. The Company sold $117.8 million in market value of its lower-yielding investment securities with an average yield of 2.87% and purchased $117.8 million of higher-yielding securities with an average expected yield of 5.43%. In 2024, there were no gross realized losses on the sale of debt securities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the major classifications of loans as of the dates indicated:

December 31,	2025	2024
(Dollars in Thousands)

Real Estate:
Residential	$329,237	$337,990
Commercial	552,180	485,513
Construction	45,419	54,705
Commercial and Industrial	161,081	112,047
Consumer	42,876	70,508
Other	31,467	31,863
Total Loans	$1,162,260	$1,092,626
Allowance for Credit Losses	(10,116)	(9,805)
Loans, Net	$1,152,144	$1,082,821
Total unamortized net deferred loan fees were $830,000 and $846,000 at December 31, 2025 and 2024, respectively, are included in the table above.
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
The following tables present the Company's loans by year of origination, loan segmentation and risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard. The Company did not have an loans classified as Doubtful or Loss as of the dates indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Classified Loans by Origination Year (at December 31, 2025)
(Dollars in Thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$18,321	$15,378	$29,290	$43,086	$38,637	$156,386	$23,082	$324,180
Special Mention	785	—	—	1,541	—	—	—	2,326
Substandard	—	—	2,139	—	—	592	—	2,731
Total	19,106	15,378	31,429	44,627	38,637	156,978	23,082	329,237
Commercial
Pass	98,535	69,669	55,379	69,488	74,487	164,948	2,126	534,632
Special Mention	824	5,513	519	—	7,466	1,169	—	15,491
Substandard	—	1,962	—	—	—	95	—	2,057
Total	99,359	77,144	55,898	69,488	81,953	166,212	2,126	552,180
Construction
Pass	11,170	12,220	6,807	7,446	—	7,022	—	44,665
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	754	—	—	—	—	754
Total	11,170	12,220	7,561	7,446	—	7,022	—	45,419
Commercial and Industrial
Pass	40,139	22,131	20,315	6,442	2,670	10,182	56,820	158,699
Special Mention	1,780	139	—	—	—	163	300	2,382
Substandard	—	—	—	—	—	—	—	—
Total	41,919	22,270	20,315	6,442	2,670	10,345	57,120	161,081
Consumer
Pass	688	411	5,635	17,322	7,047	3,229	8,437	42,769
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	25	82	—	107
Total	688	411	5,635	17,322	7,072	3,311	8,437	42,876
Other
Pass	103	120	3,837	21,837	—	4,452	1,118	31,467
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	103	120	3,837	21,837	—	4,452	1,118	31,467
Total Loans	$172,345	$127,543	$124,675	$167,162	$130,332	$348,320	$91,883	$1,162,260
Real Estate:
Residential	$25	$—	$—	$—	$—	$—	$—	$25
Commercial	—	—	—	19	—	—	—	19
Construction	—	—	—	—	—	—	—	—
Total Real Estate	25	—	—	19	—	—	—	44
Commercial & Industrial	218	—	—	—	—	5	—	223
Consumer	—	4	19	95	23	97	64	302
Other	—	—	—	—	—	—	—	—
Total Gross Charge Offs	$243	$4	$19	$114	$23	$102	$64	$569

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Classified Loans by Origination Year (at December 31, 2024)
(Dollars in Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate:
Residential
Pass	$16,932	$34,311	$46,602	$41,652	$54,422	$122,083	$18,015	$334,017
Special Mention	—	—	2,586	—	—	—	—	2,586
Substandard	—	—	50	—	—	1,337	—	1,387
Total	16,932	34,311	49,238	41,652	54,422	123,420	18,015	337,990
Commercial
Pass	64,438	52,178	67,336	82,578	45,959	147,557	2,839	462,885
Special Mention	5,919	1,683	2,214	4,496	280	2,782	—	17,374
Substandard	—	—	175	—	—	5,079	—	5,254
Total	70,357	53,861	69,725	87,074	46,239	155,418	2,839	485,513
Construction
Pass	11,987	21,145	14,342	269	—	—	—	47,743
Special Mention	—	—	—	—	6,962	—	—	6,962
Substandard	—	—	—	—	—	—	—	—
Total	11,987	21,145	14,342	269	6,962	—	—	54,705
Commercial and Industrial
Pass	33,295	25,063	12,280	5,546	4,374	4,530	20,338	105,426
Special Mention	—	200	—	—	—	3,221	3,200	6,621
Substandard	—	—	—	—	—	—	—	—
Total	33,295	25,263	12,280	5,546	4,374	7,751	23,538	112,047
Consumer
Pass	779	8,980	31,806	14,973	4,809	3,519	5,429	70,295
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	42	21	150	—	213
Total	779	8,980	31,806	15,015	4,830	3,669	5,429	70,508
Other
Pass	178	4,039	21,877	27	571	4,553	618	31,863
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	178	4,039	21,877	27	571	4,553	618	31,863
Total Loans	$133,528	$147,599	$199,268	$149,583	$117,398	$294,811	$50,439	$1,092,626
Gross Charge Offs	$—	$46	$329	$57	$54	$52	$114	$652

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	2025
December 31,	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$322,628	$3,434	$444	$—	$3,878	$2,731	$329,237
Commercial	549,990	—	133	—	133	2,057	552,180
Construction	45,004	—	—	—	—	415	45,419
Commercial and Industrial	161,081	—	—	—	—	—	161,081
Consumer	42,142	539	88	—	627	107	42,876
Other	31,467	—	—	—	—	—	31,467
Total Loans	$1,152,312	$3,973	$665	$—	$4,638	$5,310	$1,162,260

	2024
December 31,	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$331,705	$2,926	$1,971	$—	$4,897	$1,388	$337,990
Commercial	484,959	366	—	—	366	188	485,513
Construction	54,705	—	—	—	—	—	54,705
Commercial and Industrial	112,047	—	—	—	—	—	112,047
Consumer	69,454	809	32	—	841	213	70,508
Other	31,863	—	—	—	—	—	31,863
Total Loans	$1,084,733	$4,101	$2,003	$—	$6,104	$1,789	$1,092,626
Additional interest income that would have been recorded if the loans that were nonaccrual at December 31, 2025 and 2024 were current was $160,000 and $21,000 for the years ended December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the amounts for amortization cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the dates indicated.

	December 31, 2025
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$2,210	$521	$—	$2,731
Commercial	2,057	—	—	2,057
Construction	131	284	—	415
Consumer	107	—	—	107
Total Nonaccrual Loans	$4,505	$805	$—	5,310

Total Other Real Estate Owned				—

Total Nonperforming Assets				$5,310

	December 31, 2024
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,388	$—	$—	$1,388
Commercial	188	—	—	188
Consumer	213	—	—	213
Total Nonaccrual Loans	$1,789	$—	$—	1,789

Total Other Real Estate Owned				—

Total Nonperforming Assets				$1,789
Interest income of $67,000 and $339,000 was recognized on nonaccrual loans during the years ended December 31, 2025 and 2024, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Modifications to Borrowers Experiencing Financial Difficulty
The following table present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification at the dates presented:

	December 31, 2025
	Term Extension	Payment Delay	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
dollars in thousands
Real Estate:
Residential	$—	$—	$—	$358	$358	0.11%
Construction	—	340	—	—	340	0.75%
Total(1)	$—	$340	$—	$358	$698	0.06%

	December 31, 2024
	Term Extension	Payment Delay	Interest Rate Reduction	Total	% of Portfolio Segment
dollars in thousands
Real Estate:
Commercial	$4,746	$—	$—	$4,746	0.98%
Total(1)	$4,746	$—	$—	$4,746	0.43%
(1) Excludes loans that were fully paid off or fully charged-off by period end.
The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty at the dates presented:

	December 31, 2025
	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction
Real Estate:
Residential	86	—	1.50%
Construction	—	6	—%

	December 31, 2024
	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction
Real Estate:
Commercial	6	—	—%
No modifications involved forgiveness of principal. There were $124,000 in commitments to lend additional funds to real estate construction borrowers experiencing difficulty whose terms have been restructured as of December 31, 2025 and none as of December 31, 2024.
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $892,000 and $1.2 million at December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

December 31, 2024	$2,926	$3,103	$1,264	$1,584	$687	$241	$9,805
Charge-offs	(25)	(19)	—	(223)	(302)	—	(569)
Recoveries	10	—	—	136	200	—	346
Provision (Recovery) for Credit Losses - Loans	(385)	69	(59)	1,065	(135)	(21)	534
December 31, 2025	$2,526	$3,153	$1,205	$2,562	$450	$220	$10,116

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

December 31, 2023	$3,129	$2,630	$639	$1,693	$1,367	$249	$9,707
Charge-offs	(28)	(127)	—	(12)	(485)	—	(652)
Recoveries	14	—	—	175	182	—	371
Provision (Recovery) for Credit Losses - Loans	(189)	600	625	(272)	(377)	(8)	379
December 31, 2024	$2,926	$3,103	$1,264	$1,584	$687	$241	$9,805
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued interest payable and other liabilities on the Consolidated Statement of Financial Condition), with adjustments to the reserve recognized in provision for credit losses - unfunded commitments on the Consolidated Statement of Income. The Company’s activity in the allowance for credit losses on unfunded commitments for the years indicated was as follows:

(Dollars in Thousands)	Allowance for Credit Losses
Balance at December 31, 2024	$691
Provision for Credit Losses - Unfunded Commitments	55
Balance at December 31, 2025	$746

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2023	$500
Provision for Credit Losses - Unfunded Commitments	191
Balance at December 31, 2024	$691
Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. During the year ended December 31, 2025 and 2024 there were $970,000 and $5.6 million of loans individually evaluated requiring specific allowance for credit losses of $165,000 and $398,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of individually evaluated loans for impairment by class of loans as of December 31, 2025.

December 31, 2025
Real Estate Collateral
Amortized Cost Basis
(Dollars in thousands)
Real Estate:
Residential	$2,326
Commercial	2,306
Construction	754
Commercial and Industrial	—
Consumer	—
Other	—
Total Loans	$5,386
The following table presents changes in the accretable discount on the loans acquired at fair value for the dates indicated.

Accretable Discount
(Dollars in Thousands)

Balance at December 31, 2023	$243
Accretable Yield	(243)
Balance at December 31, 2024	—
Accretable Yield	—
Balance at December 31, 2025	$—
Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are loan customers of the Company. In management's opinion, such loans and other extensions of credit were made in the normal course of business and were made on the substantially the same terms (including interest rate and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features. These loans and other extension of credit are summarized as follows:

	2025	2024
(Dollars in Thousands)

Balance, January 1	$18,297	$15,604
Additions	2,479	4,949
Payments	(2,618)	(2,256)
Balance, December 31	$18,158	$18,297

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5—PREMISES AND EQUIPMENT
Major classifications of premises and equipment are summarized as follows:

	2025	2024
(Dollars in Thousands)

Land and Land Improvements	$2,515	$2,525
Building	20,455	21,222
Leasehold Improvements	1,131	1,415
Furniture, Fixtures, and Equipment	7,263	12,933
Fixed Assets in Process	213	237
Total Premises and Equipment	31,577	38,332
Less: Accumulated Depreciation and Amortization	(11,931)	(17,624)
Premises and Equipment, Net	$19,646	$20,708
Depreciation and amortization expense on premises and equipment was $1.7 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company's Consolidated Balance Sheets include goodwill of $9.7 million as of December 31, 2025 and 2024, respectively, all of which relates to the Community Banking segment.

Intangible Assets
The following table presents a summary of intangible assets subject to amortization at the dates indicated.

	2025			2024
December 31,	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(Dollars in Thousands)

Core Deposit Intangible	$11,860	$(11,860)	$—	$11,860	$(11,860)	$—
Total Intangible Assets	$11,860	$(11,860)	$—	$11,860	$(11,860)	$—
Amortization of intangible assets totaled $1.0 million for the year ended December 31, 2024. All intangible assets were fully amortized as of December 31, 2024 and no further amortization expense is expected assuming there are no activities, such as acquisitions, which would result in additional amortizable intangible assets.
NOTE 7—DEPOSITS
The following table shows the maturities of time deposits for the next five years and beyond.

December 31,	2025
(Dollars in Thousands)

One Year or Less	$279,228
Over One Through Two Years	23,418
Over Two Through Three Years	3,668
Over Three Through Four Years	2,042
Over Four Through Five Years	3,604
Over Five Years	493
Total	$312,453

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The balance in time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $62.8 million and $64.7 million as of December 31, 2025 and 2024, respectively.
The aggregate amount of demand deposits that are overdrawn and have been reclassified as loans was $377,000 and $189,000 as of December 31, 2025 and 2024, respectively.
Certain directors and executive officers of the Company, including family members or companies in which they are principal owners, are deposit customers of the Company. The total deposits of directors and executive officers was $3.3 million and $4.7 million as of December 31, 2025 and 2024, respectively.
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
The following table sets forth the components of short-term borrowings for the years indicated.

	2025		2024
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

Federal Funds Purchased:
Average Balance Outstanding During the Period	$15	5.35%	$—	—%
Maximum Amount Outstanding at any Month End	—		—

FHLB Borrowings:
Average Balance Outstanding During the Period	4,184	4.73%	—	—%
Maximum Amount Outstanding at any Month End	36,000		—
The Bank did not have any short-term borrowings at December 31, 2025 and 2024.
NOTE 9—OTHER BORROWED FUNDS
FHLB, Federal Reserve Bank, and Fed Fund Borrowing Arrangements
The Bank maintained a credit arrangement with the FHLB with a maximum borrowing limit of approximately $528.0 million and $489.5 million as of December 31, 2025 and 2024, respectively, and available borrowing capacity of $506.1 million at December 31, 2025. This arrangement is subject to annual renewal and is secured by a blanket security agreement on $747.7 million of residential and commercial mortgage loans and the Bank’s investment in FHLB stock. Under this arrangement the Bank had available a variable rate line of credit in the amount of $150.0 million as of December 31, 2025 and 2024, of which, there was no outstanding balance as of December 31, 2025 and 2024. Fixed rate, long-term advances from the FHLB with remaining maturities are as follows at the dates indicated:

	2025		2024
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

Due in One Year	$—	—%	$20,000	4.92%
Due After One Year to Two Years	20,000	4.08%	—	—%
Total	$20,000	4.08%	$20,000	4.92%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As an alternative to pledging securities, the FHLB periodically provides standby letters of credit on behalf of the Bank to secure certain public deposits in excess of the level insured by the FDIC. If the FHLB is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the Bank. There were no standby letters of credit issued on our behalf by the FHLB to secure public deposits as of December 31, 2025 and 2024.
The Bank maintains a Borrower-In-Custody of Collateral line of credit agreement with the Federal Reserve Bank (“FRB”) for $71.2 million that requires monthly certification of collateral, is subject to annual renewal and is secured by $86.6 million of commercial and consumer indirect auto loans. The Bank also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of December 31, 2025 and 2024, respectively, of which no draws are outstanding other than the subordinated debt disclosed below.
Subordinated Debt
In December 2021, the Company entered into a term loan in the principal amount of $15.0 million, evidenced by a term note which matures on December 15, 2031 ("2031 Note"). The 2031 Note is an unsecured subordinated obligation of the Company and may be repaid in whole or in part, without penalty, on any interest payment date on or after December 15, 2026 and at any time upon the occurrence of certain events. The 2031 Note initially bears a fixed interest rate of 3.875% per year to, but excluding, December 15, 2026 and thereafter at a floating rate equal to the then-current three-month term SOFR plus 280 basis points. The 2031 Note qualifies as Tier 2 capital under regulatory guidelines. The 2031 Note is recorded on the Consolidated Statements of Financial Condition in Other Borrowed Funds, net of remaining debt issuance costs. At December 31, 2025 and 2024, the principal balance and unamortized debt issuance costs for the 2031 Note were $15.0 million, and $242,000 and $282,000, respectively.
NOTE 10—INCOME TAXES
Components of the income tax provision for the periods indicated are as follows:

Year Ended December 31,	2025	2024
(Dollars in Thousands)

Current Tax Provision:
Federal	$445	$2,505
State	17	53
Total Current Tax Provision	$462	$2,558
Deferred Tax Provision (Benefit):
Federal	$(63)	$185
State	(2)	6
Total Deferred Tax Provision (Benefit)	$(65)	$191
Total Provision	$397	$2,749
The Company does not have pretax income from continuing foreign operations or foreign tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are as follows:

December 31,	2025	2024
(Dollars in Thousands)

Deferred Tax Assets:
Allowance for Credit Losses	$2,326	$2,233
Nonaccrual Loan Interest	32	53
Purchase Accounting Adjustments	241	289
Postretirement Benefits	13	16
Net Unrealized Loss on Debt Securities	924	4,666
Net Unrealized Loss on Equity Securities	19	11
Stock-Based Compensation Expense	113	109
Accrued Payroll	59	107
Lease Liability	558	607
Restructuring Costs	88	88
Other	45	93
Gross Deferred Tax Assets	4,418	8,272

Deferred Tax Liabilities:
Amortization of Intangibles	73	73
Deferred Origination Fees and Costs	318	306
Discount Accretion	5	69
Depreciation	1,959	2,030
Mortgage Servicing Rights	89	99
ROU Asset	542	587
Other	1	—
Gross Deferred Tax Liabilities	2,987	3,164
Net Deferred Tax Assets	$1,431	$5,108
Deferred taxes at December 31, 2025 and 2024, are included in Accrued Interest Receivable and Other Assets in the accompanying Consolidated Statements of Financial Condition.
Income tax payments were $300,000 and $4.1 million for federal and $1,000 and $2.3 million for state income taxes for the years ended December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the federal income tax expense at statutory income tax rates and the actual income tax expense on income before taxes for the periods indicated is as follows:

	2025		2024
Year Ended December 31,	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
(Dollars in Thousands)

Provision at Statutory Rate	$1,113	21.0%	$3,222	21.0%
State Taxes (Net of Federal Benefit)(1)	12	0.2	47	0.3
Tax Credits - Low Income Housing	(150)	(2.8)	(27)	(0.2)
Nontaxable or Nondeductible Items:
Tax-Exempt Interest Revenue	(485)	(9.1)	(282)	(1.8)
Bank-Owned Life Insurance	(127)	(2.4)	(317)	(2.1)
Losses from Tax Credit Partnerships	(59)	(1.1)	(44)	(0.3)
Nondeductible Interest Expense	86	1.6	30	0.2
Stock Options - ISO Disqualifying Dispositions	(112)	(2.1)	(18)	(0.1)
Excess Tax Benefits from Equity Awards	(79)	(1.5)	(31)	(0.2)
Other	63	1.1	114	0.7
Other Items:
Proportional Amortization of Tax Credit Investments	135	2.6	55	0.4
Actual Tax Expense and Effective Rate	$397	7.5%	$2,749	17.9%
(1) State taxes in West Virginia and Pennsylvania comprised the majority (greater than 50%) of the tax effect in this category in 2025 and 2024, respectively
The Company’s federal, Pennsylvania and West Virginia income tax returns are no longer subject to examination by applicable tax authorities for years before 2022. As of December 31, 2025 and 2024, there were no unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in noninterest income and penalties in noninterest expense. There were no interest or penalties accrued at December 31, 2025 and 2024.
NOTE 11—EMPLOYEE BENEFITS
Savings and Profit Sharing Plan
The Company maintains a Cash or Deferred Profit-sharing Section 401(k) Plan with contributions matching those by eligible employees for the first 4% of an employee’s contribution at the rate of $0.25 on the dollar. All employees who are over the age of 18 are eligible to participate in the plan on the first day of the calendar month after the start of employment. The Company made contributions of $239,000 and $168,000 for the years ended December 31, 2025 and 2024, respectively, to this plan. The 401(k) Plan includes a “safe harbor” provision and a discretionary retirement contribution. The Company made contributions of $560,000 and $461,000 for the “safe harbor” provision and discretionary retirement contribution for the years ended December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Incentive Plan
Details of the restricted stock award and stock option grants under the 2024 and 2021 Equity Incentive Plans are summarized for the years ended December 31, 2025 and 2024 as follows.

	2025	2024
Number of Restricted Shares Granted	25,235	25,410
Weighted Average Grant Date Common Stock Price	$30.62	$22.12
Restricted Shares Market Value Before Tax	$773,000	$562,000

Number of Stock Options Granted	—	93,950
Stock Options Market Value Before Tax	$—	$452,000

Summary of Significant Assumptions for Newly Issued Stock Options
Expected Life in Years	0.0	6.5
Expected Dividend Yield	—%	4.52%
Risk-free Interest Rate	—%	3.98%
Expected Volatility	—%	30.43%
Weighted Average Grant Date Fair Value	$—	$4.81
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $796,000 and $812,000 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, total unrecognized compensation expense was $397,000 and $701,000, respectively, related to stock options, and $1.3 million and $1.2 million, respectively, related to restricted stock awards for December 31, 2025 and 2024. At December 31, 2025, the unrecognized compensation expense related to stock options and restricted stock is expected to be recognized over the weighted average remaining vesting period of 2.44 years. In conjunction with non-qualified stock options, the Company recognized a tax benefit of $25,000 due to exercises of non-qualified stock options for the year ended December 31, 2025, compared to $18,000 tax benefit recognized for the year ended December 31, 2024.
Intrinsic value represents the amount by which the fair value of the underlying stock at December 31, 2025 and 2024, exceeds the exercise price of the stock options. The intrinsic value of outstanding stock options was $2.4 million and $1.9 million at December 31, 2025 and 2024, respectively.
At December 31, 2025, there were 262,265 shares of common stock available and reserved under the 2024 Plan to be issued as restricted stock awards or units based on the terms of the terms of the Plan. At December 31, 2025, there were 25,235 restricted shares granted under the 2024 Plan. The 2021 and 2015 Plans shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2024 Plan, no more awards can be granted under the 2015 or 2021 Plans.
The following table presents stock option data for the years indicated:

	2025			2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at Beginning of Year	377,088	$23.65	5.7	337,444	$24.11	5.6
Granted	—	—		93,950	22.12
Exercised	(114,390)	22.83		(31,490)	22.95
Forfeited	(38,904)	23.30		(22,816)	24.98
Outstanding Options at End of Year	223,794	24.13	6.1	377,088	23.65	5.7

Exercisable Options at End of Year	109,874	$25.46	4.7	189,774	$24.40	3.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options December 31, 2023	134,243	$23.58	8.5
Granted	93,950	22.12
Vested	(33,083)	23.49
Forfeited	(8,136)	22.87
Nonvested Options December 31, 2024	186,974	$22.90	8.3
Granted	—	—
Vested	(41,602)	22.89
Forfeited	(31,452)	23.05
Nonvested Options at December 31, 2025	113,920	$22.86	7.4
The following table presents restricted stock award data for the period indicated.

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2023	68,777	$23.16	3.8
Granted	25,410	22.12	4.1
Vested	(21,918)	23.87	1.7
Forfeited	(7,240)	21.96
Nonvested Restricted Stock at December 31, 2024	65,029	$22.64	3.0
Granted	25,235	30.62	4.1
Vested	(24,088)	22.31	1.6
Forfeited	(310)	21.50
Nonvested Restricted Stock at December 31, 2025	65,866	$25.83	3.1

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
The unused and available credit balances of financial instruments whose contracts represent credit risk are as follows:

December 31,	2025	2024
(Dollars in Thousands)

Standby Letters of Credit	$630	$605
Performance Letters of Credit	1,974	668
Construction Mortgages	43,294	41,118
Personal Lines of Credit	9,659	6,959
Overdraft Protection Lines	4,067	4,371
Home Equity Lines of Credit	32,112	27,504
Commercial Lines of Credit	104,654	86,362
Total	$196,390	$167,587
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
Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of December 31, 2025 and 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the balance of the Company's LIHTC investment and related unfunded commitments:

	December 31, 2025	December 31, 2024
(dollars in thousands)
Low Income Housing Tax Credit Investments	$6,000	$6,000
Less: Amortization	(190)	(55)
Net Low Income Housing Tax Credit Investments	$5,810	$5,945
Unfunded Commitments	$4,038	$4,995
The Company accounts for qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
The following table presents other information relating to the Bank's low income housing tax credit investments:

	Year Ended December 31,
	2025	2024
(dollars in thousands)
Tax Credits and Other Tax Benefits Recognized	$168	$70
Proportional Amortization Expense Included in Provision for Income Taxes	$135	$55
NOTE 14—STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL
On July 22, 2024, the Company announced that the Board had approved a program commencing on July 25, 2024 to repurchase up to 5% of the Company's then outstanding common stock. This repurchase program expired on July 25, 2025. In connection with the program, the Company had purchased a total of 257,145 shares of the Company's common stock at an average price of $28.70 per share.
On September 4, 2025, the Company announced that the Board had approved a program commencing on September 4, 2025 to repurchase up to $5.0 million of the Company's outstanding common stock. This repurchase program is set to expire on September 30, 2025. As of December 31, 2025, there were no share repurchased under this plan.
On January 27, 2026, the Company's Board of Directors declared a cash dividend of $0.28 per outstanding share of common stock, which was paid on February 27, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2025 and 2024, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized at the dates indicated.

	2025		2024
December 31,	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Actual	$156,459	13.92%	$152,238	14.78%
For Capital Adequacy Purposes	50,583	4.50	46,366	4.50
To Be Well Capitalized	73,064	6.50	66,973	6.50

Tier I Capital (to Risk-Weighted Assets)
Actual	156,459	13.92	152,238	14.78
For Capital Adequacy Purposes	67,444	6.00	61,821	6.00
To Be Well Capitalized	89,925	8.00	82,428	8.00

Total Capital (to Risk-Weighted Assets)
Actual	167,321	14.89	162,733	15.79
For Capital Adequacy Purposes	89,925	8.00	82,428	8.00
To Be Well Capitalized	112,407	10.00	103,035	10.00

Tier I Leverage Capital (to Adjusted Total Assets)
Actual	156,459	10.15	152,238	9.98
For Capital Adequacy Purposes	61,674	4.00	60,996	4.00
To Be Well Capitalized	77,093	5.00	76,245	5.00
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

Year Ended December 31,	2025	2024
(Dollars in Thousands)

Operating	$499	$432
Variable	48	38
Total Lease Expense	$547	$470

December 31,	2025	2024
(Dollars in Thousands)

Operating Leases:
ROU Assets	$2,529	$2,761
Weighted Average Lease Term in Years	10.42	11.07
Weighted Average Discount Rate	4.25%	4.18%

December 31,	2025
(Dollars in Thousands)

Maturity Analysis:
Due in One Year	$471
Due After One Year to Two Years	411
Due After Two Years to Three Years	376
Due After Three Years to Four Years	288
Due After Four to Five Years	266
Due After Five Years	1,541
Total	$3,353
Less: Present Value Discount	746
Lease Liabilities	$2,607
NOTE 16—MORTGAGE SERVICING RIGHTS
The following table presents MSR activity and net carrying values for the years indicated.

	Servicing Rights	Valuation Allowance	Net Carrying Value
(Dollars in Thousands)

December 31, 2023	$540	$—	$540
Additions	—	—	—
Amortization	(74)	—	(74)
Valuation Allowance Adjustment	—	—	—
December 31, 2024	$466	$—	$466
Additions	8	—	8
Amortization	(59)	—	(59)
Valuation Allowance Adjustment	—	—	—
December 31, 2025	$415	$—	$415
Amortization of MSRs and the period change in the valuation allowance are reported in Other Income on the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Real estate loans serviced for others, which are not included in the Consolidated Statements of Financial Condition, totaled $64.4 million and $69.7 million at December 31, 2025 and 2024, respectively.
NOTE 17—DERIVATIVES AND HEDGING ACTIVITIES
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

	December 31, 2025
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	$—	$—	$75,000	$704
Total Derivatives Designated as Hedging Instruments	—	—	75,000	704

Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans	10,920	103	10,920	103
Risk Participation Agreements	—	—	30,672	66
Total Derivatives Not Designated as Hedging Instruments	10,920	103	41,591	169
Total Derivatives	$10,920	$103	$116,591	$873

	December 31, 2024
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	$—	$—	$75,000	$801
Total Derivatives Designated as Hedging Instruments	—	—	75,000	801

Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans	—	—	—	—
Risk Participation Agreements	—	—	18,158	66
Total Derivatives Not Designated as Hedging Instruments	—	—	18,158	66
Total Derivatives	$—	$—	$93,158	$867

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
There were no transfers from Level 1 to Level 2 and no transfers into or out of Level 3 during the years ended December 31, 2025 and 2024, respectively.
The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,	Fair Value Hierarchy	2025	2024
(Dollars in Thousands)

ASSETS
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$—	$3,945
Obligations of States and Political Subdivisions	Level 2	36,224	3,347
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	41,089	50,363
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	Level 2	67,575	94,957
Collateralized Mortgage Obligations - Non-Agency	Level 2	10,547	—
Collateralized Loan Obligations	Level 2	101,218	98,779
Corporate Debt	Level 2	22,333	8,123
Total Available-for-Sale Debt Securities		278,986	259,514

Equity Securities
Mutual Funds	Level 1	909	879
Other	Level 1	—	1,760
Total Equity Securities		909	2,639
Total Securities		$279,895	$262,153
Derivative Financial Assets
Interest Rate Swaps - Commercial Loans	Level 2	103	—
Total Assets		$279,998	$262,153

LIABILITIES
Derivative Financial Liabilities
Interest Rate Swaps	Level 2	$704	$801
Interest Rate Swaps - Commercial Loans	Level 2	103	—
Risk Participation Agreements	Level 2	66	66
Total Liabilities		$873	$867

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

Financial Asset	Fair Value Hierarchy	December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Collateral-Dependent Loans Individually Assessed	Level 3	$805	Appraisal of Collateral (1)	Appraisal Adjustments (2)	31%	to	85%	69.9%

Financial Asset	Fair Value Hierarchy	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Collateral-Dependent Loans Individually Assessed	Level 3	$5,244	Appraisal of Collateral (1)	Appraisal Adjustments (2)	25%	to	52%	26.2%
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
Collateral-dependent loans are evaluated and valued at the time the loan is identified as collateral-dependent, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At December 31, 2025, the fair value of collateral-dependent loans consists of loan balances of $1.0 million less specific valuation allowances of $165,000. At December 31, 2024, the fair value of collateral-dependent loans consists of loan balances of $5.6 million less specific valuation allowances of $398,000.
The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. Since the valuation model includes significant unobservable inputs as listed above, MSRs are classified as Level 3. At December 31, 2025 and 2024, the Company did not have any MSRs that would be required to be remeasured.
OREO properties are evaluated at the time of acquisition and recorded at fair value, less estimated selling costs. After acquisition, OREO is recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an OREO property is determined from a qualified independent appraisal and is classified as Level 3 in the fair value hierarchy. At December 31, 2025 and 2024, the Company did not have any OREO that would be required to be remeasured.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments at the dates indicated are as follows:

		2025		2024
December 31,	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$18,374	$18,374	$39,332	$39,332
Noninterest-Earning	Level 1	13,319	13,319	10,240	10,240
Securities	See Above	279,895	279,895	262,153	262,153
Loans Held for Sale	Level 2	—	—	900	900
Loans, Net	Level 3	1,152,144	1,119,213	1,082,821	1,045,104
Restricted Stock	Level 2	2,985	2,985	3,055	3,055
Mortgage Servicing Rights	Level 3	415	700	466	849
Derivative Assets	Level 2	103	103	—	—
Accrued Interest Receivable	Level 2	6,374	6,374	5,586	5,586
Financial Liabilities:
Deposits	Level 2	1,339,805	1,339,286	1,283,517	1,284,494
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	20,109	20,000	20,004
Subordinated Debt	Level 2	14,758	14,452	14,718	14,206
Derivative Liabilities	Level 2	873	873	867	867
Accrued Interest Payable	Level 2	2,021	2,021	2,496	2,496
NOTE 19—OTHER NONINTEREST EXPENSE
The details for other noninterest expense for the Company’s Consolidated Statements of Income are as follows:

Year Ended December 31,	2025	2024
(Dollars in Thousands)

Non-Employee Compensation	$579	$564
Telephone	406	515
Insurance	271	333
Travel	270	230
Postage	269	246
Loan Expenses	268	202
Dues and Subscriptions	257	197
Bank Assessment	196	187
Meals and Entertainment	186	141
Printing and Supplies	176	225
Charitable Contributions	102	155
Training	70	42
Miscellaneous	503	332
TOTAL OTHER NONINTEREST EXPENSE	$3,553	$3,369

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Financial information pertaining only to CB Financial Services, Inc., is as follows:
Statements of Financial Condition

December 31,	2025	2024
(Dollars in Thousands)

ASSETS
Cash and Due From Banks	$8,344	$14,404
Equity Securities, at Fair Value	—	1,760
Investment in Community Bank	162,779	144,734
Other Assets	1,261	1,296
TOTAL ASSETS	$172,384	$162,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Borrowings	$14,758	$14,718
Other Liabilities	89	98
Stockholders' Equity	157,537	147,378
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,384	$162,194
Statements of Income

Year Ended December 31,	2025	2024
(Dollars in Thousands)

Interest and Dividend Income	$23	$84
Dividend from Bank Subsidiary	1,281	5,134
Interest Expense	622	622
Net Interest and Dividend Income	682	4,596
Net (Loss) Gain on Securities	(80)	60
Noninterest Expense	22	23
Income Before Undistributed Net Income of Subsidiary and Income Tax Benefit	580	4,633
Undistributed Net Income of Subsidiary	4,221	7,863
Income Before Income Tax Benefit	4,801	12,496
Income Tax Benefit	(102)	(98)
NET INCOME	$4,903	$12,594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of Cash Flows

Year Ended December 31,	2025	2024
(Dollars in Thousands)

OPERATING ACTIVITIES
Net Income	$4,903	$12,594
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Undistributed Net Income of Subsidiary	(4,221)	(7,863)
Amortization of Subordinated Debt Deferred Costs	40	40
Noncash Expense for Stock-Based Compensation	796	812
Loss (Gain) on Equity Securities	80	(60)
Other, net	25	(45)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,623	5,478

INVESTING ACTIVITIES
Proceeds from Sales of Equity Securities	1,680	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,680	—

FINANCING ACTIVITIES
Cash Dividends Paid	(5,134)	(5,130)
Treasury Stock, Purchases at Cost	(6,840)	(965)
Exercise of Stock Options	2,611	721
NET CASH USED IN FINANCING ACTIVITIES	(9,363)	(5,374)

(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(6,060)	104
CASH AND DUE FROM BANKS AT BEGINNING OF THE YEAR	14,404	14,300
CASH AND DUE FROM BANKS AT END OF THE YEAR	$8,344	$14,404
The Parent Company's Statements of Comprehensive Income and Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Changes in Stockholders' Equity and are not presented.
NOTE 21—SEGMENT REPORTING AND RELATED INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company's President and Chief Executive Officer functions as its CODM. At December 31, 2025 and 2024, the Company had one reportable segment, community banking services, upon which the CODM makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts all with similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.
The CODM uses net interest income and net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the Company, pursue acquisitions or pay out dividends. Net income is used to monitor budget versus actual results. These metrics and the Company's significant expense categories are disclosed on the Company's Consolidated Statements of Income.

