Form 10-Q
period 2026-03-31
CB Financial Services, Inc.
filed 2026-05-12
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2026, the number of shares outstanding of the Registrant’s Common Stock was 5,072,611.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2026	December 31, 2025
(Dollars in Thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$42,849	$18,374
Noninterest-Earning	12,700	13,319
Total Cash and Due From Banks	55,549	31,693

Securities:
Available-for-Sale Debt Securities, at Fair Value	294,535	278,986
Equity Securities, at Fair Value	917	909
Total Securities	295,452	279,895
Loans, Net of Allowance for Credit Losses of $10,303 and $10,116 at March 31, 2026 and December 31, 2025, Respectively	1,147,534	1,152,144
Premises and Equipment, Net	19,428	19,646
Bank-Owned Life Insurance	24,964	24,812
Goodwill	9,732	9,732
Accrued Interest Receivable and Other Assets	30,633	29,771
TOTAL ASSETS	$1,583,292	$1,547,693

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$301,053	$291,745
Interest-Bearing Demand Accounts	384,599	357,134
Money Market Accounts	209,258	209,166
Savings Accounts	172,172	169,307
Time Deposits	308,355	312,453
Total Deposits	1,375,437	1,339,805

Other Borrowings	34,768	34,758
Accrued Interest Payable and Other Liabilities	14,336	15,593
TOTAL LIABILITIES	1,424,541	1,390,156

STOCKHOLDERS' EQUITY
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,876,197 Shares Issued and 5,072,183 Shares Outstanding at March 31, 2026, with 5,835,325 and 5,036,509 Shares Issued and Outstanding at December 31, 2025.	2,449	2,432
Capital Surplus	88,083	87,644
Retained Earnings	93,081	90,625
Treasury Stock, at Cost (804,014 and 798,816 Shares at March 31, 2026 and December 31, 2025, Respectively)	(19,947)	(19,752)
Accumulated Other Comprehensive Loss	(4,915)	(3,412)
TOTAL STOCKHOLDERS' EQUITY	158,751	157,537
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,583,292	$1,547,693
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
(Dollars in Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$15,957	$14,528
Investment Securities:
Taxable	2,999	2,777
Tax-Exempt	416	—
Dividends	7	28
Other Interest and Dividend Income	272	514
TOTAL INTEREST AND DIVIDEND INCOME	19,651	17,847
INTEREST EXPENSE
Deposits	5,232	6,111
Short-Term Borrowings	188	23
Other Borrowings	359	402
TOTAL INTEREST EXPENSE	5,779	6,536
NET INTEREST AND DIVIDEND INCOME	13,872	11,311
Provision for Credit Losses - Loans	228	68
Provision (Recovery) for Credit Losses - Unfunded Commitments	13	(108)
NET INTEREST AND DIVIDEND INCOME AFTER NET PROVISION (RECOVERY) FOR CREDIT LOSSES	13,631	11,351
NONINTEREST INCOME
Service Fees	554	462
Other Commissions	76	64
Net Gain on Sale of Loans	11	22
Net Gain (Loss) on Investment Securities	8	(69)
Net Gain on Purchased Tax Credits	10	4
Income from Bank-Owned Life Insurance	152	149
Other Income	151	155
TOTAL NONINTEREST INCOME	962	787
NONINTEREST EXPENSE
Salaries and Employee Benefits	5,997	6,036
Occupancy	656	750
Equipment	349	330
Data Processing	942	797
Federal Deposit Insurance Corporation Assessment	173	176
Pennsylvania Shares Tax	286	257
Contracted Services	405	310
Legal and Professional Fees	221	262
Advertising	142	119
Other Expense	841	765
TOTAL NONINTEREST EXPENSE	10,012	9,802
Income Before Income Tax Expense	4,581	2,336
Income Tax Expense	714	427
Net Income	$3,867	$1,909
EARNINGS PER SHARE
Basic	$0.77	$0.37
Diluted	0.73	0.35
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,053,586	5,125,577
Diluted	5,318,874	5,471,006
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
(Dollars in Thousands)

Net Income	$3,867	$1,909

Other Comprehensive (Loss) Income:
Change in Unrealized Loss on Available-for-Sale Debt Securities	(1,909)	2,371
Income Tax Effect	406	(506)

Other Comprehensive (Loss) Income, Net of Income Tax Effect	(1,503)	1,865
Total Comprehensive Income	$2,364	$3,774
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2026	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in Thousands, except share and per share data)

December 31, 2025	5,835,325	$2,432	$87,644	$90,625	$(19,752)	$(3,412)	$157,537
Comprehensive Income:
Net Income	—	—	—	3,867	—	—	3,867
Other Comprehensive Loss	—	—	—	—	—	(1,503)	(1,503)
Restricted Stock Awards Granted	30,425	13	(13)	—	—	—	—
Stock-Based Compensation Expense	—	—	212	—	—	—	212
Exercise of Stock Options	10,447	4	240	—	97	—	341
Treasury stock purchased, at cost (8,553 shares)	—	—	—	—	(292)	—	(292)
Dividends Paid ($0.28 Per Share)	—	—	—	(1,411)	—	—	(1,411)
March 31, 2026	5,876,197	$2,449	$88,083	$93,081	$(19,947)	$(4,915)	$158,751

Three Months Ended March 31, 2025	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in Thousands, except share and per share data)

December 31, 2024	5,787,744	$2,412	$86,373	$90,856	$(15,028)	$(17,235)	$147,378
Comprehensive Income:
Net Income	—	—	—	1,909	—	—	1,909
Other Comprehensive Income	—	—	—	—	—	1,865	1,865
Restricted Stock Awards Forfeited	(200)	—	2	—	(2)	—	—
Restricted Stock Awards Granted	25,235	10	(10)	—	—	—	—
Stock-Based Compensation Expense	—	—	223	—	—	—	223
Exercise of Stock Options	15,938	7	372	—	194	—	573
Treasury Stock Purchased, at cost (82,923 shares)	—	—	—	—	(2,378)	—	(2,378)
Dividends Paid ($0.25 Per Share)	—	—	—	(1,281)	—	—	(1,281)
March 31, 2025	5,828,717	$2,429	$86,960	$91,484	$(17,214)	$(15,370)	$148,289

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2026	2025
(Dollars in Thousands)

OPERATING ACTIVITIES
Net Income	$3,867	$1,909
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net Accretion on Securities	(260)	(26)
Depreciation and Amortization	445	442
Provision for Credit Losses - Loans	228	68
Provision (Recovery) for Credit Losses - Unfunded Commitments	13	(108)
Net Loss on Sale of Equity Securities	—	13
Net Unrealized (Gain) Loss Recognized on Equity Securities	(8)	56
Gain on Purchased Tax Credits	(10)	(4)
Income from Bank-Owned Life Insurance	(152)	(149)
Proceeds From Mortgage Loans Sold	303	2,063
Originations of Mortgage Loans for Sale	(292)	(1,774)
Net Gain on Sale of Loans	(11)	(22)
Noncash Expense for Stock-Based Compensation	212	223
(Increase) Decrease in Accrued Interest Receivable	(77)	57
(Benefit) Provision in Deferred Income Tax	(406)	510
Increase in Taxes Payable	623	384
Payments on Operating Leases		—
Decrease in Accrued Interest Payable	(101)	(46)
Other, Net	(1,356)	431
Net Cash Provided by Operating Activities	3,018	4,027
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	8,764	14,171
Purchases of Securities	(25,962)	(10,069)
Proceeds from Sale of Debt Securities	—	1,680
Net Decrease in Loans	4,382	7,466
Purchase of Premises and Equipment	(202)	(101)
Investment in Low Income Housing Tax Credit	(197)	—
Investment in Historical Tax Credit	(217)	—
Redemption of Restricted Equity Securities	—	34
Net Cash (Used in) Provided by Investing Activities	(13,432)	13,181
FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	35,632	(2,420)
Cash Dividends Paid	(1,411)	(1,281)
Treasury Stock, Purchases at Cost	(292)	(2,378)
Exercise of Stock Options	341	573
Net Cash Provided by (Used in) Financing Activities	34,270	(5,506)
Increase in Cash and Due from Banks	23,856	11,702
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	31,693	49,572
CASH AND DUE FROM BANKS AT END OF PERIOD	$55,549	$61,274

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2026	2025
(Dollars in Thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $5,478 and $6,302, Respectively)	$5,881	$6,581
Income Taxes	10	1,000
SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer of Loans from Loans Held for Sale to Portfolio	—	403
Syndicated Loans Purchased and Sold Not Settled, net	—	2,985
Right of Use Asset Recognized	495	—
Unfunded Commitment in Low Income Housing Tax Credit	3,841	4,995
Unfunded Commitment in Historical Tax Credits	555	—
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
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with general practice within the banking industry. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading in any material respect. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statements of Financial Condition and income and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for credit losses on loans, goodwill and intangible assets impairment, and the valuation of deferred tax assets.
In the opinion of management, the accompanying unaudited interim financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations at the dates and for the periods presented. All these adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited interim consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of results for a full year.
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
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that at March 31, 2026 and December 31, 2025, the Company had one reportable segment, community banking services.
Critical Accounting Policies; Use of Critical Accounting Estimates
The disclosures below supplement the accounting policies disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.
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
Individually Evaluated Loans
On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the ACL will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves.
ACL on Off-Balance Sheet Unfunded Commitments
The Company is required to include unfunded commitments that are expected to be funded in the future within the ACL calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the ACL on unfunded loan commitments is included in other liabilities on the Consolidated Statement of Financial Condition and the related credit expense is recorded in provision for credit losses - unfunded commitments in the Consolidated Statements of Income.
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
Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available-for-sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.43 million at March 31, 2026 and $4.41 million at December 31, 2025 and is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $2.02 million at March 31, 2026 and $1.96 million at December 31, 2025 and is excluded from the estimate of credit losses.
Recent Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE); this ASU was then superseded by ASU 2025-01, Clarifying the Effective Date, to clarify the effective date for interim reporting. Collectively, these ASU's require that public entities on an annual and interim basis disclose specific natural expenses contained within each relevant income statement expense caption. These specified natural expenses are: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion and amortization recognized as part of oil- and gas- producing activities (DD&A). This ASU is effective for public entities for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this update on its disclosures, however does not expect the adoption of this update to have a material effect on its consolidated financial statements.
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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update represent changes that (1) clarify, (2) correct errors or (3) make minor improvements to the Codification. The amendments are intended to make the Codification easier to understand and apply. The amendments in this update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear. The amendments in this update are effective for all entities for annual reporting beginning after December 15, 2026, and interim reporting for periods within those annual reporting periods. Early adoption is permitted in amendments on an issue-by-issue basis. The Company is currently evaluating the impact of the update on its financial disclosures, however does not expect the adoption of this update to have a material impact on its consolidated financial statements.
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
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three Months Ended March 31,
	2026	2025
(Dollars in Thousands, except share and per share data)

Net Income	$3,867	$1,909

Weighted-Average Basic Common Shares Outstanding	5,053,586	5,125,577
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	265,288	345,429
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,318,874	5,471,006

Earnings Per Share:
Basic	$0.77	$0.37
Diluted	0.73	0.35
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

	Three Months Ended March 31,
	2026	2025
Stock Options	—	24,310
Restricted Stock	24,425	25,235

Note 3. Securities
The following tables present the amortized cost and fair value of securities available-for-sale at the dates indicated:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$2,000	$—	$(33)	$1,967
Obligations of States and Political Subdivisions	35,202	551	—	35,753
Mortgage-Backed Securities - Government-Sponsored Enterprises	47,633	193	(92)	47,734
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	86,287	275	(6,082)	80,480
Collateralized Mortgage Obligations - Non-Agency	10,030	—	(110)	9,920
Collateralized Loan Obligations	96,469	12	(291)	96,190
Corporate Debt	23,159	216	(884)	22,491
Total Available-for-Sale Debt Securities	$300,780	$1,247	$(7,492)	$294,535

Equity Securities:
Mutual Funds				917
Total Equity Securities				917
Total Securities				$295,452

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
Obligations of States and Political Subdivisions	$35,227	$997	$—	$36,224
Mortgage-Backed Securities - Government-Sponsored Enterprises	40,577	512	—	41,089
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	72,266	576	(5,267)	67,575
Collateralized Mortgage Obligations - Non-Agency	10,671	1	(125)	10,547
Collateralized Loan Obligations	101,409	14	(205)	101,218
Corporate Debt	23,172	137	(976)	22,333
Total Available-for-Sale Debt Securities	$283,322	$2,237	$(6,573)	$278,986

Equity Securities:
Mutual Funds				909
Total Equity Securities				909
Total Securities				$279,895

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	March 31, 2026
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	1	$1,967	$(33)	—	$—	$—	1	$1,967	$(33)
Mortgage Backed Securities- Government-Sponsored Enterprises	4	19,688	(92)	1	33	—	5	19,721	(92)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	9	33,971	(792)	7	18,141	(5,290)	16	52,112	(6,082)
Collateralized Mortgage Obligations - Non-Agency	4	9,920	(110)	—	—	—	4	9,920	(110)
Collateralized Loan Obligations	4	20,822	(85)	8	57,927	(206)	12	78,749	(291)
Corporate Debt	—	—	—	3	8,588	(884)	3	8,588	(884)
Total	22	$86,368	$(1,112)	19	$84,689	$(6,380)	41	$171,057	$(7,492)

	December 31, 2025
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

Mortgage Backed Securities- Government-Sponsored Enterprises	—	$—	$—	1	$47	$—	1	$47	$—
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	3	13,357	(114)	7	18,782	(5,153)	10	32,139	(5,267)
Collateralized Mortgage Obligations - Non-Agency	3	9,206	(125)	—	—	—	3	9,206	(125)
Collateralized Loan Obligations	10	68,567	(194)	2	11,174	(11)	12	79,741	(205)
Corporate Debt	2	3,495	(5)	3	8,503	(971)	5	11,998	(976)
Total	18	$94,625	$(438)	13	$38,506	$(6,135)	31	$133,131	$(6,573)

For debt securities, the Company does not believe that any individual unrealized loss as of March 31, 2026 or December 31, 2025, represents a credit related impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate a credit related impairment. The unrealized losses on securities at March 31, 2026 and December 31, 2025 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Total securities available to be pledged have a fair value of $272.0 million at March 31, 2026 and $256.7 million at December 31, 2025 of which securities with a fair value of $168.9 million and $172.6 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure uninsured public deposits, borrowings or for other purposes as required or permitted by law.
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

	March 31, 2026
	Amortized Cost	Fair Value
(Dollars in Thousands)

Due in One Year or Less	$33	$33
Due after One Year through Five Years	—	—
Due after Five Years through Ten Years	35,486	34,820
Due after Ten Years	265,261	259,682
Total	$300,780	$294,535
The following table presents the gain and loss on equity securities from both realized sales and unrealized market adjustments for the periods indicated. There was no realized gain or loss on sales of debt securities for the periods indicated. All gains and losses presented in the table below are reported in Net Gain (Loss) on Investment Securities on the Consolidated Statements of Income.

	Three Months Ended March 31,
	2026	2025
(Dollars in thousands)

Equity Securities
Net Unrealized Gain (Loss) Recognized on Securities Held	$8	$(56)
Net Realized Loss Recognized on Securities Sold	—	(13)
Net Gain (Loss) on Equity Securities	$8	$(69)
Net Gain (Loss) on Investment Securities	$8	$(69)
Note 4. Loans And Allowance For Credit Losses
The Company’s loan portfolio is segmented to enable management to monitor risk and performance. Real estate loans are further segregated into three classes. Residential mortgages include those secured by residential properties and include home equity loans, while commercial mortgages consist of loans to commercial borrowers secured by commercial real estate. Construction loans typically consist of loans to build commercial buildings and acquire and develop residential real estate. The commercial and industrial segment consists of loans to finance the activities of commercial customers. The consumer segment consists primarily of indirect auto loans as well as personal installment loans and personal or overdraft lines of credit. The other segments consists primarily of loans to municipal borrowers that are secured by improved property or other business asset.
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
The following table presents the classifications of loans as of the dates indicated:

	March 31, 2026	December 31, 2025
(Dollars in Thousands)
Real Estate:
Residential	$330,761	$329,237
Commercial	550,029	552,180
Construction	51,394	45,419
Commercial and Industrial	157,694	161,081
Consumer	36,720	42,876
Other	31,239	31,467
Total Loans	1,157,837	1,162,260
Allowance for Credit Losses	(10,303)	(10,116)
Loans, Net	$1,147,534	$1,152,144
Included in total loans above are unamortized net deferred loan fees of $718,000 and $830,000 at March 31, 2026 and December 31, 2025, respectively.
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
The following tables present the Company’s loans by year of origination, loan segmentation, risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard and gross charge-offs for the three months ended March 31, 2026 and year ended December 31, 2025. The Company did not have any loans classified as Doubtful or Loss as of the dates indicated.

	Classified Loans by Origination Year (as of March 31, 2026)
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
(Dollars in Thousands)
Real Estate:
Residential
Pass	$15,603	$18,479	$15,060	$28,507	$42,478	$185,828	$19,691	$325,646
Special Mention	—	356	—	—	1,529	1	—	1,886
Substandard	—	427	—	2,113	73	616	—	3,229
Total	15,603	19,262	15,060	30,620	44,080	186,445	19,691	330,761
Commercial
Pass	13,602	97,337	65,662	52,300	68,475	229,772	3,849	530,997
Special Mention	—	621	5,493	—	—	12,493	—	18,607
Substandard	—	200	—	—	—	225	—	425
Total	13,602	98,158	71,155	52,300	68,475	242,490	3,849	550,029
Construction
Pass	3,623	15,336	9,799	7,362	7,441	7,021	—	50,582
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	812	—	—	—	812
Total	3,623	15,336	9,799	8,174	7,441	7,021	—	51,394
Commercial and Industrial
Pass	8,759	39,221	21,165	17,681	5,850	12,063	51,010	155,749
Special Mention	—	—	—	—	—	110	—	110
Substandard	—	1,704	131	—	—	—	—	1,835
Total	8,759	40,925	21,296	17,681	5,850	12,173	51,010	157,694
Consumer
Pass	209	620	342	4,866	14,338	7,926	8,330	36,631
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	89	—	89
Total	209	620	342	4,866	14,338	8,015	8,330	36,720
Other
Pass	62	99	105	3,835	21,670	4,350	1,118	31,239
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	62	99	105	3,835	21,670	4,350	1,118	31,239
Total Loans	$41,858	$174,400	$117,757	$117,476	$161,854	$460,494	$83,998	$1,157,837
Real Estate:
Residential	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Total Real Estate	—	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—	—
Consumer	—	—	9	22	60	38	18	147
Other	—	—	—	—	—	—	—	—
Total Gross Charge Offs	—	—	9	22	60	38	18	147

	Classified Loans by Origination Year (as of December 31, 2025)
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
(Dollars in Thousands)
Real Estate:
Residential
Pass	$18,321	$15,378	$29,290	$43,086	$38,637	$156,386	$23,082	$324,180
Special Mention	785	—	—	1,541	—	—	—	2,326
Substandard	—	—	2,139	—	—	592	—	2,731
Total	19,106	15,378	31,429	44,627	38,637	156,978	23,082	329,237
Commercial
Pass	98,535	69,669	55,379	69,488	74,487	164,948	2,126	534,632
Special Mention	824	5,513	519	—	7,466	1,169	—	15,491
Substandard	—	1,962	—	—	—	95	—	2,057
Total	99,359	77,144	55,898	69,488	81,953	166,212	2,126	552,180
Construction
Pass	11,170	12,220	6,807	7,446	—	7,022	—	44,665
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	754	—	—	—	—	754
Total	11,170	12,220	7,561	7,446	—	7,022	—	45,419
Commercial and Industrial
Pass	40,139	22,131	20,315	6,442	2,670	10,182	56,820	158,699
Special Mention	1,780	139	—	—	—	163	300	2,382
Substandard	—	—	—	—	—	—	—	—
Total	41,919	22,270	20,315	6,442	2,670	10,345	57,120	161,081
Consumer
Pass	688	411	5,635	17,322	7,047	3,229	8,437	42,769
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	25	82	—	107
Total	688	411	5,635	17,322	7,072	3,311	8,437	42,876
Other
Pass	103	120	3,837	21,837	—	4,452	1,118	31,467
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	103	120	3,837	21,837	—	4,452	1,118	31,467
Total Loans	$172,345	$127,543	$124,675	$167,162	$130,332	$348,320	$91,883	$1,162,260
Real Estate:
Residential	$25	$—	$—	$—	$—	$—	$—	$25
Commercial	—	—	—	19	—	—	—	19
Construction	—	—	—	—	—	—	—	—
Total Real Estate	$25	—	—	19	—	—	—	44
Commercial and Industrial	218	—	—	—	—	5	—	223
Consumer	—	4	19	95	23	97	64	302
Other	—	—	—	—	—	—	—	—
Total Gross Charge Offs	$243	$4	$19	$114	$23	$102	$64	$569

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	March 31, 2026
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$325,687	$2,155	$189	$—	$2,344	$2,730	$330,761
Commercial	549,690	244	—	—	244	95	550,029
Construction	50,979	—	—	—	—	415	51,394
Commercial and Industrial	157,694	—	—	—	—	—	157,694
Consumer	36,300	325	6	—	331	89	36,720
Other	31,239	—	—	—	—	—	31,239
Total Loans	$1,151,589	$2,724	$195	$—	$2,919	$3,329	$1,157,837

	December 31, 2025
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$322,628	$3,434	$444	$—	$3,878	$2,731	$329,237
Commercial	549,990	—	133	—	133	2,057	552,180
Construction	45,004	—	—	—	—	415	45,419
Commercial and Industrial	161,081	—	—	—	—	—	161,081
Consumer	42,142	539	88	—	627	107	42,876
Other	31,467	—	—	—	—	—	31,467
Total Loans	$1,152,312	$3,973	$665	$—	$4,638	$5,310	$1,162,260
Additional interest income that would have been recorded if the loans that were nonaccrual at March 31, 2026 were current was $27,000 for the three months ended March 31, 2026, and $52,000 for the three months ended March 31, 2025.
The following table sets forth the amounts for amortized cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the dates indicated.

	March 31, 2026
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,613	$1,117	$—	$2,730
Commercial	95	—	—	95
Construction	—	415	—	415
Consumer	89	—	—	89
Total Nonaccrual Loans	$1,797	$1,532	$—	3,329

Other Real Estate Owned				—

Total Nonperforming Assets				$3,329

	December 31, 2025
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$2,210	$521	$—	$2,731
Commercial	2,057	—	—	2,057
Construction	131	284	—	415
Consumer	107	—	—	107
Total Nonaccrual Loans	$4,505	$805	$—	5,310

Other Real Estate Owned				—

Total Nonperforming Assets				$5,310
No interest income on nonaccrual loans was recognized during the three months ended March 31, 2026 and March 31, 2025.
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
For the three months ended March 31, 2026 and March 31, 2025, there were no new loan modifications to borrowers experiencing financial difficulty.
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $662,000 and $892,000 at March 31, 2026 and December 31, 2025, respectively.
The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

December 31, 2025	$2,526	$3,153	$1,205	$2,562	$450	$220	$10,116
Charge-offs	—	—	—	—	(147)	—	(147)
Recoveries	—	—	—	36	70	—	106
(Recovery) Provision for Credit Losses - Loans	(24)	80	112	9	49	2	228
March 31, 2026	$2,502	$3,233	$1,317	$2,607	$422	$222	$10,303

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

December 31, 2024	$2,926	$3,103	$1,264	$1,584	$687	$241	$9,805
Charge-offs	—	—	—	—	(135)	—	(135)
Recoveries	1	—	—	43	37	—	81
(Recovery) Provision for Credit Losses - Loans	(31)	25	(37)	121	(3)	(7)	68
March 31, 2025	$2,896	$3,128	$1,227	$1,748	$586	$234	$9,819
Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. As of March 31, 2026, there were $1.9 million of loans that required specific valuation allowances of $331,000. This included residential real estate loans for $1.1 million with a valuation allowance of $94,000, a construction loan for $414,000 with a valuation allowance of $154,000, and commercial and industrial loans for $323,000 with a valuation allowance of $83,000. As of December 31, 2025, there were $970,000 of loans that required specific valuation allowances of $165,000. This included residential real estate loans for $556,000 with a valuation allowance of $35,000, and a construction real estate loan for $414,000 with a valuation allowance of $130,000.
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated.

	March 31, 2026
	Primary Type of Collateral
	Real Estate	Business Assets	Total
(Dollars in thousands)
Real Estate:
Residential	$2,801	$—	$2,801
Commercial	469	200	669
Construction	812	—	812
Commercial and Industrial	—	623	623
Consumer	—	—	—
Other	—	—	—
Total Loans	$4,082	$823	$4,905

December 31, 2025
Primary Type of Collateral
Real Estate
(Dollars in thousands)
Real Estate:
Residential	$2,326
Commercial	2,306
Construction	754
Commercial and Industrial	—
Consumer	—
Other	—
Total Loans	$5,386

The Company’s ACL on unfunded commitments is recognized as a liability (accrued interest payable and other liabilities on the Consolidated Statement of Financial Condition), with adjustments to the reserve recognized in provision for credit losses -

unfunded commitments on the Consolidated Statement of Income. The Company’s activity in the ACL on unfunded commitments for the periods indicated was as follows:

Allowance for Credit Losses
(Dollars in Thousands)
Balance at December 31, 2025	$746
Provision for Credit Losses - Unfunded Commitments	13
Balance at March 31, 2026	$759

Allowance for Credit Losses
(Dollars in Thousands)
Balance at December 31, 2024	$691
Recovery for Credit Losses - Unfunded Commitments	(108)
Balance at March 31, 2025	$583
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

	March 31, 2026
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
(Dollars in Thousands)
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	$—	$—	$75,000	$401
Total Derivatives Designated as Hedging Instruments	—	—	75,000	401

Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans	10,938	37	10,938	37
Risk Participation Agreements	—	—	30,576	60
Total Derivatives Not Designated as Hedging Instruments	10,938	37	41,514	97
Total Derivatives	$10,938	$37	$116,514	$498

	December 31, 2025
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
(Dollars in Thousands)
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	$—	$—	$75,000	$704
Total Derivatives Designated as Hedging Instruments	—	—	75,000	704

Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans	10,920	103	10,920	103
Risk Participation Agreements	—	—	30,672	66
Total Derivatives Not Designated as Hedging Instruments	10,920	103	41,591	169
Total Derivatives	$10,920	$103	$116,591	$873
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
There were no transfers into or out of Level 3 during the three months ended March 31, 2026 or year ended December 31, 2025.

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Hierarchy	March 31, 2026	December 31, 2025
(Dollars in Thousands)

ASSETS
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$1,967	$—
Obligations of States and Political Subdivisions	Level 2	35,753	36,224
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	47,734	41,089
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	80,480	67,575
Collateralized Mortgage Obligations - Non-Agency	Level 2	9,920	10,547
Collateralized Loan Obligations	Level 2	96,190	101,218
Corporate Debt	Level 2	22,491	22,333
Total Available-for-Sale Debt Securities		294,535	278,986

Equity Securities
Mutual Funds	Level 1	917	909
Total Equity Securities		917	909
Total Securities		295,452	279,895
Derivative Financial Assets
Interest Rate Swaps - Commercial Loans	Level 2	$37	$103
Total Assets		$295,489	$279,998

LIABILITIES
Derivative Financial Liabilities
Interest Rate Swaps	Level 2	$401	$704
Interest Rate Swaps - Commercial Loans	Level 2	37	103
Risk Participation Agreements	Level 2	60	66
Total Liabilities		$498	$873
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

Financial Asset	Fair Value Hierarchy	March 31, 2026	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Collateral-Dependent Loans Individually Assessed	Level 3	$1,523	Appraisal of Collateral (1)	Appraisal Adjustments (2)	31%	to	86%	59.9%

Financial Asset	Fair Value Hierarchy	December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Collateral-Dependent Loans Individually Assessed	Level 3	$805	Appraisal of Collateral (1)	Appraisal Adjustments (2)	31%	to	85%	69.9%
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

Collateral-dependent loans are evaluated and valued at the time the loan is identified as collateral-dependent, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At March 31, 2026, the fair value of these loans consisted of loan balances of $1.9 million less specific valuation allowances of $331,000. At December 31, 2025, the fair value of these loans consisted of loan balances of $1.0 million less specific valuation allowances of $165,000.
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
The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$42,849	$42,849	$18,374	$18,374
Noninterest-Earning	Level 1	12,700	12,700	13,319	13,319
Securities	See Above	295,452	295,452	279,895	279,895
Loans, Net	Level 3	1,147,534	1,113,261	1,152,144	1,119,213
Restricted Stock	Level 2	3,587	3,587	2,985	2,985
Mortgage Servicing Rights	Level 3	403	696	415	700
Derivative Assets	Level 2	37	37	103	103
Accrued Interest Receivable	Level 2	6,451	6,451	6,374	6,374
Financial Liabilities:
Deposits	Level 2	1,375,437	1,374,804	1,339,805	1,339,286
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	20,035	20,000	20,109
Subordinated Debt	Level 2	14,768	14,322	14,758	14,452
Derivative Liabilities	Level 2	498	498	873	873
Accrued Interest Payable	Level 2	1,920	1,920	2,021	2,021
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
The following table presents the unused and available credit balances of financial instruments whose contracts represent credit risk at the dates indicated:

	March 31, 2026	December 31, 2025
(Dollars in Thousands)

Standby Letters of Credit	$218	$630
Performance Letters of Credit	1,973	1,974
Construction Loans	41,709	43,294
Personal Lines of Credit	9,096	9,659
Overdraft Protection Lines	4,006	4,067
Home Equity Lines of Credit	35,408	32,112
Commercial Lines of Credit	99,139	104,654
Total Commitments	$191,549	$196,390
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
Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of March 31, 2026 and December 31, 2025.
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

	Three Months Ended March 31,
	2026	2025
(Dollars in Thousands)

Operating Lease Expense	$147	$117
Variable Lease Expense	12	12
Total Lease Expense	$159	$129

	March 31, 2026	December 31, 2025
(Dollars in Thousands)

Operating Leases:
ROU Assets	$2,904	$2,529
Weighted Average Lease Term in Years	9.21	10.42
Weighted Average Discount Rate	4.18%	4.25%

March 31, 2026
(Dollars in Thousands)

Maturity Analysis:
Due in One Year	$623
Due After One Year to Two Years	574
Due After Two Years to Three Years	531
Due After Three Years to Four Years	265
Due After Four to Five Years	266
Due After Five Years	1,475
Total	$3,734
Less: Present Value Discount	748
Lease Liabilities	$2,986
During the three months ended March 31, 2026, the Bank entered into a lease agreement under which the Bank leased office space located in Canonsburg, Pennsylvania. The lease agreement is for an initial term of three years with specific renewal options. The lease agreement includes a 2.5% annual rent escalation during the initial term and renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $495,000.
Note 9. Segment And Related Information
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company's President and Chief Executive Officer functions as its CODM. At March 31, 2026 and December 31, 2025, the Company had one reportable segment, community banking services, upon which the CODM makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts all with similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.
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

Note 10. Stock Based Compensation
The following table presents stock option information for the period and at the dates indicated:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2025	223,794	$24.13	6.1
Granted	—	—
Exercised	(13,802)	24.69
Forfeited	—	—
Outstanding Options at March 31, 2026	209,992	$24.10	5.8

Exercisable Options at March 31, 2026	130,633	$24.98	5.0

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at March 31, 2026	79,359	$22.65	7.3

The following table presents restricted stock award information for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2025	65,866	$25.83	3.1
Granted	30,425	36.83
Vested	(16,570)	25.56
Forfeited	—	—
Nonvested Restricted Stock at March 31, 2026	79,721	$30.08	3.4
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $212,000 and $223,000 for the three months ended March 31, 2026 and 2025.
As of March 31, 2026 and December 31, 2025, total unrecognized compensation expense was $350,000 and $397,000, respectively, related to stock options, and $2.3 million and $1.3 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at March 31, 2026 and December 31, 2025 exceeds the exercise price of the stock options. The intrinsic value of stock options was $2.1 million and $2.4 million at March 31, 2026 and December 31, 2025, respectively.
At March 31, 2026 and December 31, 2025, there were 231,840 and 262,265 shares of common stock available and reserved under the 2024 Plan to be issued as restricted stock awards or units based on the terms of the Plan. At March 31, 2026, 55,660 shares have been granted under the 2024 Plan. The 2021 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2024 Plan, no more awards can be granted under the 2021 Plan.
Note 11. Variable Interest Entities
The Company has investment interests in the following non-consolidated entities that meets the definition of variable interest entities ("VIEs").
The Company's funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Company's maximum exposure to loss as a result of its involvement is limited to the carrying amounts of the investments, including the unfunded commitments. The investments in these partnerships are included in Accrued Interest

Receivable and Other Assets and unfunded commitments are included in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition. The Company currently expects to fund these commitments by the end of 2035.
The Company accounts for qualifying investments under the proportional amortization method. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
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
The following table presents the balances of the Company's LIHTC investments and related unfunded commitments:

	March 31, 2026	December 31, 2025
(Dollars in thousands)
Low Income Housing Tax Credit Investments	$6,000	$6,000
Less: Amortization	(271)	(190)
Net Low Income Housing Tax Credit Investments	$5,729	$5,810
Unfunded Commitments	$3,841	$4,038
Historical Tax Credit Investments
The Company makes equity investments in an entity that sponsors rehabilitation projects that qualify for the Historical Tax Credit ("HTC") program pursuant to Section 47 of the Internal Revenue Code. The purpose of this investment is to provide an investment return, primarily through the realization of tax benefits. The HTC partnership is managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnership. The Company is therefore not the primary beneficiary of the HTC partnership and accordingly, does not consolidate this VIE.
The following table presents the balances of the Company's HTC investments and related unfunded commitments:

	March 31, 2026	December 31, 2025
(Dollars in thousands)
Historical Tax Credit Investments	$772	$—
Less: Amortization	—	—
Net Historical Tax Credit Investments	$772	$—
Unfunded Commitments	$555	$—
The following table presents other information related to the Company's tax credit investments:

	Three Months Ended March 31,
	2026	2025
(dollars in thousands)
Tax Credits and Other Tax Benefits Recognized:
LIHTC	$91	$50
HTC	$—	$—
Proportional Amortization Expense Included in Provision for Income Taxes:
LIHTC	$80	$39
HTC	$—	$—

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Subsequent Event
As reported on the Company's Current Report on Form 8-K filed with the SEC on May 11, 2026, the Company became aware of an internal incident involving the disclosure of certain non-public customer information using an unauthorized artificial intelligence-based software application. Due to the volume and confidential nature of the information at issue, the event was determined to be material; however, the Company does not expect a material impact on its consolidated financial condition or results of operations.
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2026, compared to the consolidated financial condition as of December 31, 2025 and the consolidated results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(Dollars in Thousands)

Interest Income (GAAP)	$19,651	$17,847
Adjustment to FTE Basis	177	56
Interest Income (FTE) (Non-GAAP)	19,828	17,903
Interest Expense (GAAP)	5,779	6,536
Net Interest Income (FTE) (Non-GAAP)	$14,049	$11,367

Net Interest Rate Spread (GAAP)	3.29%	2.61%
Adjustment to FTE Basis	0.05	0.02
Net Interest Rate Spread (FTE) (Non-GAAP)	3.34%	2.63%

Net Interest Margin (GAAP)	3.83%	3.27%
Adjustment to FTE Basis	0.05	0.01
Net Interest Margin (FTE) (Non-GAAP)	3.88%	3.28%

Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	March 31, 2026	December 31, 2025
(Dollars in Thousands, except share and per share data)

Stockholders' Equity (GAAP)	$158,751	$157,537
Goodwill and Other Intangible Assets, Net	(9,732)	(9,732)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$149,019	$147,805

Common Shares Outstanding (Denominator)	5,072,183	5,036,509

Book Value per Common Share (GAAP)	$31.30	$31.28

Tangible Book Value per Common Share (Non-GAAP)	$29.38	$29.35
Consolidated Statements Of Financial Condition Analysis
Assets
Total assets increased $35.6 million, or 2.3%, to $1.58 billion at March 31, 2026 compared to $1.55 billion at December 31, 2025.
Cash and Securities
•Cash and due from banks increased $23.9 million, or 75.3%, to $55.5 million at March 31, 2026, compared to $31.7 million at December 31, 2025.
•Securities increased $15.6 million, or 5.6%, to $295.5 million at March 31, 2026, compared to $279.9 million at December 31, 2025. This was primarily due to $26.0 million of security purchases, partially offset by $8.8 million of repayments on amortizing securities and a $1.9 million increase in unrealized losses on the portfolio.
Loans, Allowance for Credit Losses (ACL) and Credit Quality
•Total loans decreased $4.4 million, or 0.4%, to $1.158 billion compared to $1.162 billion, and included decreases in consumer, commercial and industrial, commercial real estate and other loans of $6.2 million, $3.4 million, $2.2 million and $228,000, respectively, partially offset by increases in construction and residential real estate loans of $6.0 million and $1.5 million, respectively. The decrease in consumer loans resulted from a reduction in indirect automobile loan production due to the discontinuation of this product offering as of June 30, 2023. This portfolio is expected to continue to decline as resources are allocated and production efforts are focused on more profitable commercial products. Excluding the $5.8 million decrease in indirect automobile loans, total loans increased $1.4 million, or 0.1%. Loan production totaled $30.5 million while $29.4 million of loans were paid off since December 31, 2025.
•The allowance for credit losses (ACL) was $10.3 million at March 31, 2026 and $10.1 million at December 31, 2025. As a result, the ACL to total loans was 0.89% at March 31, 2026 and 0.87% at December 31, 2025. During the three months ended March 31, 2026, the Company recorded a net provision for credit losses of $241,000 including a provision for credit losses on loans of $228,000 and a provision for credit losses on unfunded commitments of $13,000.
•Net charge-offs for the three months ended March 31, 2026 were $41,000, or 0.01% of average loans on an annualized basis. Net charge-offs for the three months ended March 31, 2025 were $54,000, or 0.02% of average loans on an annualized basis.
•Nonperforming loans, which include nonaccrual loans and accruing loans past due 90 days or more, were $3.3 million at March 31, 2026 and $5.3 million at December 31, 2025. Nonperforming loans to total loans ratio was 0.29% at March 31, 2026 and 0.46% at December 31, 2025. The decrease in nonperforming loans was due to the full repayment of a $2.0 million commercial real estate loan which was placed on nonaccrual status in the fourth quarter of 2025.
Liabilities
Total liabilities increased $34.4 million, or 2.5%, to $1.42 billion at March 31, 2026 compared to $1.39 billion at December 31, 2025.

Deposits
•Total deposits increased $35.6 million, or 2.7%, to $1.38 billion as of March 31, 2026 compared to $1.34 billion at December 31, 2025. Interest-bearing demand, non interest-bearing demand, savings and money market deposits increased $27.5 million, $9.3 million, $2.9 million and $92,000, respectively, while time deposits decreased $4.1 million. This favorable change in the deposit mix occurred as the Bank began onboarding Specialty Treasury clients during the three months ended March 31, 2026. The Bank continues to focus on building core banking relationships while strategically reducing higher priced funding. Brokered time deposits totaled $98.5 million as of March 31, 2026 and December 31, 2025, all of which mature within three months and were utilized to fund the purchase of floating rate CLO securities. At March 31, 2026, FDIC insured deposits totaled approximately 58.8% of total deposits while an additional 16.7% of total deposits were collateralized with investment securities.
Stockholders’ Equity
Stockholders’ equity increased $1.2 million, or 0.8%, to $158.8 million at March 31, 2026, compared to $157.5 million at December 31, 2025. The key factors positively impacting stockholders’ equity were $3.9 million of net income for the current year and $341,000 of shares issued as a result of stock option exercises, partially offset by a $1.5 million increase in accumulated other comprehensive loss resulting from the securities market interest rate changes, the payment of $1.4 million in dividends and $292,000 of treasury shares purchased under the stock repurchase program since December 31, 2025.
Book value per common share (GAAP) was $31.30 at March 31, 2026 compared to $31.28 at December 31, 2025, an increase of $0.02. Tangible book value per common share (Non-GAAP) was $29.38 at March 31, 2026 compared to $29.35 at December 31, 2025, an increase of $0.03.
Consolidated Results of Operations for the Three Months Ended March 31, 2026 and 2025
Overview. Net income was $3.9 million for the three months ended March 31, 2026, an increase of $2.0 million compared to net income of $1.9 million for the three months ended March 31, 2025.
Net Interest and Dividend Income. Net interest and dividend income increased $2.6 million, or 22.6%, to $13.9 million for the three months ended March 31, 2026 compared to $11.3 million for the three months ended March 31, 2025. Net interest margin (GAAP) increased 56 basis points (bps) to 3.83% for the three months ended March 31, 2026 compared to 3.27% for the three months ended March 31, 2025. Fully Tax Equivalent (FTE) net interest margin (Non-GAAP) increased 60 bps to 3.88% for the three months ended March 31, 2026 compared to 3.28% for the three months ended March 31, 2025.
Interest and Dividend Income
•Interest and dividend income increased $1.8 million, or 10.1%, to $19.7 million for the three months ended March 31, 2026 compared to $17.8 million the three months ended March 31, 2025.
◦Interest income on loans increased $1.4 million, or 9.8%, to $16.0 million for the three months ended March 31, 2026 compared to $14.5 million for the three months ended March 31, 2025. The average balance of loans increased $76.9 million to $1.15 billion from $1.08 billion, causing a $1.1 million increase in interest income on loans. Additionally, the average yield on loans increased 14 bps to 5.64% from 5.50% despite a 75 bp reduction in the federal funds target rate since September 2025. While this led to the downward repricing of variable and adjustable rate loans, the impact was partially by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products. The increase in the average yield caused a $378,000 increase in interest income on loans.
◦Interest income on investment securities increased $638,000, or 23.0%, to $3.4 million for the three months ended March 31, 2026 compared to $2.8 million for the three months ended March 31, 2025 driven by a 96 bp increase in the average yield, coupled with a $6.8 million increase in average balances. The increase in yield was primarily due to the third quarter 2025 implementation of a balance sheet repositioning strategy of the Bank’s portfolio of available-for-sale investment securities in which $129.6 million in book value of lower-yielding investment securities with an average yield of 2.87% were sold for an after-tax realized loss of $9.3 million. Investment securities sold included $121.1 million of mortgage-backed securities/collateralized mortgage obligations issued by the U.S. government-sponsored agencies, $5.0 million of U.S. government agency securities and $3.5 million of municipal securities. The Bank then purchased $117.8 million of higher-yielding mortgage-backed securities/collateralized mortgage obligations issued by U.S government-sponsored agencies, municipal securities, subordinated debt investments and non-agency guaranteed securitizations with an expected tax-equivalent yield of approximately 5.43%.

◦Interest income on interest-earning deposits at other banks decreased $259,000 to $200,000 for the three months ended March 31, 2026 compared to $459,000 for the three months ended March 31, 2025 driven by a 113 bp decrease in the average yield and a $17.8 million decrease in average balances. The decrease in the yield was primarily related to the Federal Reserve’s reductions in the target federal funds rate while the decrease in the volume was due to the funding of loans.
Interest Expense
•Interest expense decreased $757,000, or 11.6%, to $5.8 million for the three months ended March 31, 2026 compared to $6.5 million for the three months ended March 31, 2025.
◦Interest expense on deposits decreased $879,000, or 14.4%, to $5.2 million for the three months ended March 31, 2026 compared to $6.1 million for the three months ended March 31, 2025. The cost of interest-bearing deposits declined 43 bps to 2.03% for the three months ended March 31, 2026 from 2.46% for the three months ended March 31, 2025 due to the change in the deposit mix and the recent Federal Reserve federal funds target rate decreases. The decrease in the cost of interest-bearing deposits accounted for a $1.1 million decrease in interest expense. This was partially offset as average interest-bearing deposit balances increased $39.4 million, or 3.9%, to $1.05 billion as of March 31, 2026 compared to $1.01 billion as of March 31, 2025, primarily as the Bank grew core banking relationships, onboarded Specialty Treasury clients and strategically reduced time deposit only relationships. The increase in average balances accounted for a $221,000 increase in interest expense.

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

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in Thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,151,941	$16,023	5.64%	$1,075,083	$14,584	5.50%
Debt Securities
Taxable	249,917	2,999	4.80	278,362	2,777	3.99
Exempt From Federal Tax	35,218	527	5.99	—	—	—
Equity Securities	1,000	7	2.80	2,674	28	4.19
Interest-Earning Deposits at Banks	27,236	200	2.94	45,056	459	4.07
Other Interest-Earning Assets	3,874	72	7.54	3,196	55	6.98
Total Interest-Earning Assets	1,469,186	19,828	5.47	1,404,371	17,903	5.17
Noninterest-Earning Assets	87,352			63,324
Total Assets	$1,556,538			$1,467,695
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$365,729	1,642	1.82%	$317,799	1,526	1.95%
Money Market Accounts	209,181	1,104	2.14	230,634	1,726	3.04
Savings Accounts	169,568	40	0.10	172,322	41	0.10
Time Deposits	300,781	2,446	3.30	285,093	2,818	4.01
Total Interest-Bearing Deposits	1,045,259	5,232	2.03	1,005,848	6,111	2.46
Short-Term Borrowings	18,990	188	4.01	1,985	23	4.70
Other Borrowings	34,764	359	4.19	34,723	402	4.70
Total Interest-Bearing Liabilities	1,099,013	5,779	2.13	1,042,556	6,536	2.54
Noninterest-Bearing Demand Deposits	283,546			265,522
Total Funding and Cost of Funds	1,382,559		1.70	1,308,078		2.03
Other Liabilities	14,564			11,854
Total Liabilities	1,397,123			1,319,932
Stockholders' Equity	159,415			147,763
Total Liabilities and Stockholders' Equity	$1,556,538			$1,467,695
Net Interest Income (FTE) (Non-GAAP) (3)		$14,049			$11,367
Net Interest-Earning Assets (4)	$370,173			$361,815
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			3.34%			2.63%
Net Interest Margin (GAAP) (6)			3.83			3.27
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.88			3.28
Return on Average Assets (1)			1.01			0.53
Return on Average Equity (1)			9.84			5.24
Average Equity to Average Assets			10.24			10.07
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			133.68			134.70
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

	Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in Thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$1,061	$378	$1,439
Debt Securities:
Taxable	(303)	525	222
Exempt From Federal Tax	527	—	527
Equity Securities	(14)	(7)	(21)
Cash at Other Banks	(154)	(105)	(259)
Other Interest-Earning Assets	13	4	17
Total Interest-Earning Assets	1,130	795	1,925

Interest Expense:
Deposits	221	(1,100)	(879)
Short-Term Borrowings	168	(3)	165
Other Borrowings	1	(44)	(43)
Total Interest-Bearing Liabilities	390	(1,147)	(757)
Change in Net Interest and Dividend Income	$740	$1,942	$2,682
Provision for Credit Losses. A provision for credit losses of $241,000 was recorded for the three months ended March 31, 2026. The provision for credit losses on loans was $228,000 and was primarily due to additional reserves required for individually assessed loans requiring specific reserves and charge-offs. Additionally, the provision for credit losses on unfunded commitments was $13,000 and was due to an increase in unfunded commitments. This compared to a recovery for credit losses of $40,000 recorded for the three months ended March 31, 2025 as the provision for credit losses on loans was $68,000 primarily due to qualitative adjustments on economic factors, and the provision for credit losses on unfunded commitments was $108,000 due to a decrease in unfunded commitments and a decrease in funding rates.
Noninterest Income. Noninterest income increased $175,000, or 22.2%, to $962,000 for the three months ended March 31, 2026, compared to $787,000 for the three months ended March 31, 2025 primarily due to a $92,000 increase in service fees related to new corporate deposit and Individual Covered Health Reimbursement Arrangement accounts and a $77,000 increase in net gain on securities due to net losses of $69,000 recognized for the three months ended March 31, 2025 related primarily to the sale of equity securities.
Noninterest Expense. Noninterest expense increased $210,000, or 2.1%, to $10.0 million for the three months ended March 31, 2026 compared to $9.8 million for the three months ended March 31, 2025. Data processing expense increased $145,000 due to the implementation of enhanced treasury and commercial banking platforms in late 2025. Contracted services increased $95,000 due to outsourced information security services and robotic process automation projects. Other noninterest expense increased $76,000 due to increases in travel, meals and entertainment expenses related to sales activities and increases in dues and subscriptions and printing and office supplies expenses. Partially offsetting these increases, occupancy expense decreased $94,000 due to certain property management cost savings initiatives implemented in 2025 and salaries and benefits decreased $39,000. During the three months ended March 31, 2025, the Bank recorded $1.0 million of one-time non-recurring expenses related to a reduction in force. Excluding these one-time charges, salaries and benefits increased $1.0 million primarily due to revenue producing treasury and commercial banking personnel additions, merit increases and higher benefit compensation costs.

Income Taxes. Income tax expense was $714,000 for the three months ended March 31, 2026 compared to $427,000 for the three months ended March 31, 2025. This change was primarily driven by an increase in pre-tax income to $4.6 million for the three months ended March 31, 2026 compared to $2.3 million of income for the three months ended March 31, 2025.
Off-Balance Sheet Arrangements
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of March 31, 2026 and December 31, 2025.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at March 31, 2026 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $55.5 million at March 31, 2026. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $126.5 million at March 31, 2026. In addition, at March 31, 2026, the Company had the ability to borrow up to $536.0 million from the FHLB of Pittsburgh, of which $514.0 million was available. The Company also has the ability to borrow up to $76.6 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $50.0 million as of both March 31, 2026 and December 31, 2025, currently these credit arrangements have remained unused.
At March 31, 2026, $277.9 million, or 90.1% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered. At March 31, 2026, the Bank's current deposit portfolio is 58.8% insured by the FDIC, and with additional coverage of 16.7% from the Bank's investment securities; of the total deposits held at the Bank only 24.5% are uninsured.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At March 31, 2026, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $7.5 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
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

At March 31, 2026 and December 31, 2025, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	March 31, 2026		December 31, 2025
	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$160,461	14.70%	$156,459	13.92%
For Capital Adequacy Purposes	49,122	4.50	50,583	4.50
To Be Well Capitalized	70,954	6.50	73,064	6.50

Tier 1 Capital (to risk weighted assets)
Actual	160,461	14.70	156,459	13.92
For Capital Adequacy Purposes	65,496	6.00	67,444	6.00
To Be Well Capitalized	87,328	8.00	89,925	8.00

Total Capital (to risk weighted assets)
Actual	171,523	15.71	167,321	14.89
For Capital Adequacy Purposes	87,328	8.00	89,925	8.00
To Be Well Capitalized	109,160	10.00	112,407	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	160,461	10.34	156,459	10.15
For Capital Adequacy Purposes	62,062	4.00	61,674	4.00
To Be Well Capitalized	77,578	5.00	77,093	5.00
Loan Credit Exposure
Refer to the "Lending Activities" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a description of each loan portfolio segment.
At March 31, 2026, the Company's loans totaled $1.158 billion, representing a $4.4 million, or 0.4%, decrease compared to $1.162 billion at December 31, 2025.
The table below provides the composition of the loan portfolio:

	March 31, 2026		December 31, 2025
(Dollars in Thousands)

Real Estate:
Residential	$330,761	28.6%	$329,237	28.3%
Commercial	550,029	47.5	552,180	47.5
Construction	51,394	4.4	45,419	3.9
Commercial and Industrial	157,694	13.6	161,081	13.9
Consumer	36,720	3.2	42,876	3.7
Other	31,239	2.7	31,467	2.7
Total Loans	$1,157,837	100.0%	$1,162,260	100.0%
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

The Company's CRE portfolio totaled $550.0 million at March 31, 2026, a decrease of $2.2 million, or 0.4%, compared to December 31, 2025. CRE loans are concentrated in the Pittsburgh metropolitan area.
The tables below provides further detail of the composition of the CRE portfolio as of March 31, 2026:

	CRE Nonowner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
(Dollars in Thousands)
Retail Space	$109,314	24.93%	$1,497	61.69%
Multifamily	104,265	23.78	1,043	60.81
Warehouse Space	77,864	17.76	2,104	55.40
Office Space	59,681	13.61	1,270	57.62
Manufacturing	21,137	4.82	2,114	42.45
Medical Facilities	17,844	4.07	1,190	55.10
Hotels	15,324	3.50	1,916	60.70
Vacant Land	3,203	0.73	3,203	41.03
Senior Housing	4,685	1.07	1,562	57.51
Other	25,112	5.73	897	59.77
Total Nonowner Occupied CRE	$438,429	100.00%	$1,362	58.27%
(1) Based on collateral value at the time of loan origination.

	CRE Owner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
(Dollars in Thousands)
Retail Space	$26,341	23.60%	$675	50.05%
Warehouse Space	18,388	16.48	766	44.86
Office Space	9,394	8.42	447	71.99
Medical Facilities	8,385	7.51	699	73.90
Senior Housing	5,160	4.62	645	67.78
Manufacturing	3,022	2.71	336	56.60
Vacant Land	5,815	5.21	1,938	26.80
Other	35,095	31.45	462	51.93
Total Owner Occupied CRE	$111,600	100.00%	$581	53.21%
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
The table below sets forth, as of March 31, 2026, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Changes presented in the table below are within the policy limits approved by the Board of Directors.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in Thousands)

+400	$212,467	$(46,023)	(17.8)%	15.12%	(165)	$63,011	$2,949	4.9%
+300	223,486	(35,004)	(13.5)	15.55	(122)	62,266	2,204	3.7
+200	235,884	(22,606)	(8.7)	16.04	(73)	61,573	1,511	2.5
+100	247,788	(10,702)	(4.1)	16.45	(32)	60,862	800	1.3
Flat	258,490	—	—	16.77	—	60,062	—	—
(100)	266,716	8,226	3.2	16.92	15	59,044	(1,018)	(1.7)
(200)	271,697	13,207	5.1	16.87	10	57,813	(2,249)	(3.7)
(300)	273,905	15,415	6.0	16.66	(11)	57,056	(3,006)	(5.0)
(400)	263,287	4,797	1.9	15.72	(105)	57,534	(2,528)	(4.2)
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

Item 4. Controls And Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1a. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in such Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales Of Equity Securities, Use Of Proceeds And Issuer Purchases Of Equity Securities.
The Company made the following purchases of its common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 through 31, 2026	1,584	$34.26	1,584	$3,695,738
February 1 through 28, 2026	1,303	33.79	1,303	3,651,715
March 1 through 31, 2026	4,692	33.78	4,692	2,500,000
Total	7,579	$33.88	7,579
(1) On September 4, 2025, the Company announced that the Board had approved a program to repurchase up to $5.0 million of the Company's then outstanding common stock based on the closing price on September 3, 2025. In connection with the program, the Company has purchased a total of 7,579 shares of the Company's common stock at an average price of $33.88 per share.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on June 13, 2014 (File No. 333-196749))
3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 20, 2020)
10.1	Change in Control Agreement Between Community Bank and Amanda L. Engles (incorporated herein by reference to exhibit 10.20 to the Company's Current Report on Form 8-K, filed on January 27, 2026.
10.2	Change in Control Agreement Between Community Bank and James Mele.
31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials for the quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	May 12, 2026	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	May 12, 2026	/s/ Amanda L. Engles
Amanda L. Engles
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)