Form 10-Q
period 2026-06-30
CB Financial Services, Inc.
filed 2026-08-07
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2026, the number of shares outstanding of the Registrant’s Common Stock was 5,081,584.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2026	December 31, 2025
(Dollars in Thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$62,881	$18,374
Noninterest-Earning	13,209	13,319
Total Cash and Due From Banks	76,090	31,693

Securities:
Available-for-Sale Debt Securities, at Fair Value	324,655	278,986
Equity Securities, at Fair Value	899	909
Total Securities	325,554	279,895
Loans, Net of Allowance for Credit Losses of $10,451 and $10,116 at June 30, 2026 and December 31, 2025, Respectively	1,169,270	1,152,144
Premises and Equipment, Net	19,069	19,646
Bank-Owned Life Insurance	25,127	24,812
Goodwill	9,732	9,732
Accrued Interest Receivable and Other Assets	31,578	29,771
TOTAL ASSETS	$1,656,420	$1,547,693

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$286,623	$291,745
Interest-Bearing Demand Accounts	460,197	357,134
Money Market Accounts	220,812	209,166
Savings Accounts	168,948	169,307
Time Deposits	209,847	213,953
Brokered Deposits	33,633	98,500
Total Deposits	1,380,060	1,339,805

Short-Term Borrowings	65,000	—
Other Borrowings	34,778	34,758
Accrued Interest Payable and Other Liabilities	14,485	15,593
TOTAL LIABILITIES	1,494,323	1,390,156

STOCKHOLDERS' EQUITY
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,877,305 Shares Issued and 5,080,438 Shares Outstanding at June 30, 2026, with 5,835,325 and 5,036,509 Shares Issued and Outstanding at December 31, 2025.	2,449	2,432
Capital Surplus	88,385	87,644
Retained Earnings	95,963	90,625
Treasury Stock, at Cost (796,867 and 798,816 Shares at June 30, 2026 and December 31, 2025, Respectively)	(19,791)	(19,752)
Accumulated Other Comprehensive Loss	(4,909)	(3,412)
TOTAL STOCKHOLDERS' EQUITY	162,097	157,537
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,656,420	$1,547,693
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$16,177	$15,492	$32,134	$30,020
Investment Securities:
Taxable	3,351	2,860	6,351	5,637
Tax-Exempt	452	—	868	—
Dividends	7	9	14	37
Other Interest and Dividend Income	919	399	1,192	912
TOTAL INTEREST AND DIVIDEND INCOME	20,906	18,760	40,559	36,606
INTEREST EXPENSE
Deposits	5,940	5,721	11,172	11,833
Short-Term Borrowings	70	108	258	131
Other Borrowings	362	391	721	792
TOTAL INTEREST EXPENSE	6,372	6,220	12,151	12,756
NET INTEREST AND DIVIDEND INCOME	14,534	12,540	28,408	23,850
Provision (Recovery) for Credit Losses - Loans	157	(136)	385	(68)
(Recovery) Provision for Credit Losses - Unfunded Commitments	(140)	144	(126)	36
NET INTEREST AND DIVIDEND INCOME AFTER NET PROVISION (RECOVERY) FOR CREDIT LOSSES	14,517	12,532	28,149	23,882
NONINTEREST INCOME
Service Fees	582	559	1,136	1,021
Commissions	75	67	152	131
Net Gain on Sale of Loans	45	26	56	49
Net Loss on Investment Securities	(18)	—	(10)	(69)
Net Gain on Purchased Tax Credits	10	4	21	7
Income from Bank-Owned Life Insurance	163	148	315	297
Other Income	115	127	266	282
TOTAL NONINTEREST INCOME	972	931	1,936	1,718
NONINTEREST EXPENSE
Salaries and Employee Benefits	6,120	5,088	12,117	11,124
Occupancy	615	616	1,271	1,366
Equipment	364	372	713	702
Data Processing	1,140	761	2,081	1,558
Federal Deposit Insurance Corporation Assessment	176	203	349	379
Pennsylvania Shares Tax	267	143	554	400
Contracted Services	436	382	841	692
Legal and Professional Fees	198	117	420	378
Advertising	115	124	258	242
Other Real Estate Owned	—	1	—	2
Other Expense	959	941	1,801	1,706
TOTAL NONINTEREST EXPENSE	10,390	8,748	20,405	18,549
Income Before Income Tax Expense	5,099	4,715	9,680	7,051
Income Tax Expense	798	766	1,512	1,193
Net Income	$4,301	$3,949	$8,168	$5,858
EARNINGS PER SHARE
Basic	$0.85	$0.79	$1.61	$1.15
Diluted	0.80	0.74	1.54	1.09
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,073,474	5,022,813	5,063,585	5,073,911
Diluted	5,353,959	5,332,026	5,319,645	5,387,924
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in Thousands)

Net Income	$4,301	$3,949	$8,168	$5,858

Other Comprehensive Income (Loss):
Change in Unrealized Loss on Available-for-Sale Debt Securities	7	1,339	(1,902)	3,711
Income Tax Effect	(1)	(285)	405	(792)

Other Comprehensive Income (Loss), Net of Income Tax Effect	6	1,054	(1,497)	2,919
Total Comprehensive Income	$4,307	$5,003	$6,671	$8,777
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended June 30, 2026	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in Thousands, except share and per share data)

March 31, 2026	5,876,197	$2,449	$88,083	$93,081	$(19,947)	$(4,915)	$158,751
Comprehensive Income:
Net Income	—	—	—	4,301	—	—	4,301
Other Comprehensive Income	—	—	—	—	—	6	6
Stock-Based Compensation Expense	—	—	262	—	—	—	262
Exercise of Stock Options	1,108	—	27	—	183	—	210
Treasury stock purchased, at cost (773 shares)	—	—	13	—	(27)	—	(14)
Dividends Paid ($0.28 Per Share)	—	—	—	(1,419)	—	—	(1,419)
June 30, 2026	5,877,305	$2,449	$88,385	$95,963	$(19,791)	$(4,909)	$162,097

Three Months Ended June 30, 2025	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in Thousands, except share and per share data)

March 31, 2025	5,828,717	$2,429	$86,960	$91,484	$(17,214)	$(15,370)	$148,289
Comprehensive Income:
Net Income	—	—	—	3,949	—	—	3,949
Other Comprehensive Income	—	—	—	—	—	1,054	1,054
Stock-Based Compensation Expense	—	—	193	—	—	—	193
Exercise of Stock Options	3,400	1	84	—	487	—	572
Treasury Stock Purchased, at cost (151,893 shares)	—	—	(47)	—	(4,393)	—	(4,440)
Dividends Paid ($0.25 Per Share)	—	—	—	(1,255)	—	—	(1,255)
June 30, 2025	5,832,117	$2,430	$87,190	$94,178	$(21,120)	$(14,316)	$148,362

The accompanying notes are an integral part of these consolidated financial statements

Six Months Ended June 30, 2026	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2025	5,835,325	$2,432	$87,644	$90,625	$(19,752)	$(3,412)	$157,537
Comprehensive Income:
Net Income	—	—	—	8,168	—	—	8,168
Other Comprehensive Loss	—	—	—	—	—	(1,497)	(1,497)
Restricted Stock Awards Granted	30,425	13	(13)	—	—	—	—
Stock-Based Compensation Expense	—	—	474	—	—	—	474
Exercise of Stock Options	11,555	4	267	—	280	—	551
Treasury stock purchased, at cost (9,326 shares)	—	—	13	—	(319)	—	(306)
Dividends Paid ($0.56 Per Share)	—	—	—	(2,830)	—	—	(2,830)
June 30, 2026	5,877,305	$2,449	$88,385	$95,963	$(19,791)	$(4,909)	$162,097

Six Months Ended June 30, 2025	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2024	5,787,744	$2,412	$86,373	$90,856	$(15,028)	$(17,235)	$147,378
Comprehensive Income:
Net Income	—	—	—	5,858	—	—	5,858
Other Comprehensive Income	—	—	—	—	—	2,919	2,919
Restricted Stock Awards Forfeited	(200)	—	2	—	(2)	—	—
Restricted Stock Awards Granted	25,235	10	(10)	—	—	—	—
Stock-Based Compensation Expense	—	—	416	—	—	—	416
Exercise of Stock Options	19,338	8	456	—	682	—	1,146
Treasury Stock Purchased, at cost (234,816 shares)	—	—	(47)	—	(6,772)	—	(6,819)
Dividends Paid ($0.50 Per Share)	—	—	—	(2,536)	—	—	(2,536)
June 30, 2025	5,832,117	$2,430	$87,190	$94,178	$(21,120)	$(14,316)	$148,362
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2026	2025
(Dollars in Thousands)

OPERATING ACTIVITIES
Net Income	$8,168	$5,858
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net Accretion on Securities	(560)	(78)
Depreciation and Amortization	1,131	894
Provision (Recovery) for Credit Losses - Loans	385	(68)
(Recovery) Provision for Credit Losses - Unfunded Commitments	(126)	36
Net Loss on Sale of Equity Securities	—	13
Net Unrealized Loss Recognized on Equity Securities	10	56
Gain on Purchased Tax Credits	(21)	(7)
Income from Bank-Owned Life Insurance	(315)	(297)
Proceeds From Mortgage Loans Sold	1,687	3,856
Originations of Mortgage Loans for Sale	(1,631)	(3,822)
Net Gain on Sale of Loans	(56)	(49)
Noncash Expense for Stock-Based Compensation	474	416
Decrease (Increase) in Accrued Interest Receivable	64	(233)
(Benefit) Provision in Deferred Income Tax	(405)	843
Increase in Taxes Payable	644	780
Decrease in Accrued Interest Payable	(455)	(779)
Other, Net	1,449	740
Net Cash Provided by Operating Activities	10,443	8,159
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	37,863	19,659
Purchases of Securities	(84,874)	(22,637)
Proceeds from Sale of Equity Securities	—	1,680
Net Increase in Loans	(17,511)	(8,968)
Purchase of Premises and Equipment	(268)	(358)
Investment in Low Income Housing Tax Credit	(1,080)	(354)
Investment in Historical Tax Credit	(217)	—
Purchase of Restricted Equity Securities	(6,618)	—
Redemption of Restricted Equity Securities	3,989	47
Net Cash Used in Investing Activities	(68,716)	(10,931)
FINANCING ACTIVITIES
Net Increase in Deposits	40,255	25,915
Net Increase in Short-Term Borrowings	65,000	—
Principal Payments on Other Borrowed Funds	—	(20,000)
Proceeds From Other Borrowed Funds	—	20,000
Cash Dividends Paid	(2,830)	(2,536)
Treasury Stock, Purchases at Cost	(306)	(6,819)
Exercise of Stock Options	551	1,146
Net Cash Provided by Financing Activities	102,670	17,706
Increase in Cash and Due from Banks	44,397	14,934
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	31,693	49,572
CASH AND DUE FROM BANKS AT END OF PERIOD	$76,090	$64,506

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2026	2025
(Dollars in Thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $11,639 and $12,605, Respectively)	$12,606	$13,537
Income Taxes	640	1,150
SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer of Loans from Loans Held for Sale to Portfolio	—	403
Other Real Estate Acquired in Settlement of Loans	—	158
Syndicated Loans Purchased and Sold Not Settled, net	—	9,000
Right of Use Asset Recognized	552	—
Unfunded Commitment in Low Income Housing Tax Credit	2,958	4,641
Unfunded Commitment in Historical Tax Credits	555	—
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
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that at June 30, 2026 and December 31, 2025, the Company had one reportable segment, community banking services.
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
Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available-for-sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.3 million at June 30, 2026 and $4.4 million at December 31, 2025 and is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $2.1 million at June 30, 2026 and $2.0 million at December 31, 2025 and is excluded from the estimate of credit losses.
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
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in Thousands, except share and per share data)

Net Income	$4,301	$3,949	$8,168	$5,858

Weighted-Average Basic Common Shares Outstanding	5,073,474	5,022,813	5,063,585	5,073,911
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	280,485	309,213	256,060	314,013
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,353,959	5,332,026	5,319,645	5,387,924

Earnings Per Share:
Basic	$0.85	$0.79	$1.61	$1.15
Diluted	0.80	0.74	1.54	1.09
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock Options	—	28,090	—	23,290
Restricted Stock	—	25,235	24,425	25,235

Note 3. Securities
The following tables present the amortized cost and fair value of securities available-for-sale at the dates indicated:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$2,000	$—	$(13)	$1,987
Obligations of States and Political Subdivisions	39,662	1,264	—	40,926
Mortgage-Backed Securities - Government-Sponsored Enterprises	66,342	56	(334)	66,064
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	115,564	121	(6,552)	109,133
Collateralized Mortgage Obligations - Non-Agency	11,858	2	(174)	11,686
Collateralized Loan Obligations	72,319	13	(150)	72,182
Corporate Debt	23,148	224	(695)	22,677
Total Available-for-Sale Debt Securities	$330,893	$1,680	$(7,918)	$324,655

Equity Securities:
Mutual Funds				899
Total Equity Securities				899
Total Securities				$325,554

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
Obligations of States and Political Subdivisions	$35,227	$997	$—	$36,224
Mortgage-Backed Securities - Government-Sponsored Enterprises	40,577	512	—	41,089
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	72,266	576	(5,267)	67,575
Collateralized Mortgage Obligations - Non-Agency	10,671	1	(125)	10,547
Collateralized Loan Obligations	101,409	14	(205)	101,218
Corporate Debt	23,172	137	(976)	22,333
Total Available-for-Sale Debt Securities	$283,322	$2,237	$(6,573)	$278,986

Equity Securities:
Mutual Funds				909
Total Equity Securities				909
Total Securities				$279,895

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	June 30, 2026
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	1	$1,987	$(13)	—	$—	$—	1	$1,987	$(13)
Mortgage Backed Securities- Government-Sponsored Enterprises	11	48,701	(334)	1	20	—	12	48,721	(334)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	20	70,497	(1,328)	7	17,640	(5,224)	27	88,137	(6,552)
Collateralized Mortgage Obligations - Non-Agency	4	10,634	(174)	—	—	—	4	10,634	(174)
Collateralized Loan Obligations	3	10,735	(56)	6	47,478	(94)	9	58,213	(150)
Corporate Debt	1	2,494	(6)	3	8,783	(689)	4	11,277	(695)
Total	40	$145,048	$(1,911)	17	$73,921	$(6,007)	57	$218,969	$(7,918)

	December 31, 2025
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

Mortgage Backed Securities- Government-Sponsored Enterprises	—	$—	$—	1	$47	$—	1	$47	$—
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	3	13,357	(114)	7	18,782	(5,153)	10	32,139	(5,267)
Collateralized Mortgage Obligations - Non-Agency	3	9,206	(125)	—	—	—	3	9,206	(125)
Collateralized Loan Obligations	10	68,567	(194)	2	11,174	(11)	12	79,741	(205)
Corporate Debt	2	3,495	(5)	3	8,503	(971)	5	11,998	(976)
Total	18	$94,625	$(438)	13	$38,506	$(6,135)	31	$133,131	$(6,573)

For debt securities, the Company does not believe that any individual unrealized loss as of June 30, 2026 or December 31, 2025, represents a credit related impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate a credit related impairment. The unrealized losses on securities at June 30, 2026 and December 31, 2025 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Total securities available to be pledged have a fair value of $301.9 million at June 30, 2026 and $256.7 million at December 31, 2025 of which securities with a fair value of $180.5 million and $172.6 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure uninsured public deposits, borrowings or for other purposes as required or permitted by law.
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

	June 30, 2026
	Amortized Cost	Fair Value
(Dollars in Thousands)

Due in One Year or Less	$72	$72
Due after One Year through Five Years	2,500	2,425
Due after Five Years through Ten Years	43,616	43,202
Due after Ten Years	284,705	278,956
Total	$330,893	$324,655
The following table presents the gain and loss on equity securities from both realized sales and unrealized market adjustments for the periods indicated. There was no realized gain or loss on sales of debt securities for the periods indicated. All gains and losses presented in the table below are reported in Net Loss on Investment Securities on the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in thousands)

Equity Securities
Net Unrealized Loss Recognized on Securities Held	$(18)	$—	$(10)	$(56)
Net Realized Loss Recognized on Securities Sold	—	—	—	(13)
Net Loss on Equity Securities	$(18)	$—	$(10)	$(69)
Net Loss on Investment Securities	$(18)	$—	$(10)	$(69)
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
The following table presents the classifications of loans as of the dates indicated:

	June 30, 2026	December 31, 2025
(Dollars in Thousands)
Real Estate:
Residential	$327,003	$329,237
Commercial	571,760	552,180
Construction	58,930	45,419
Commercial and Industrial	160,399	161,081
Consumer	31,108	42,876
Other	30,521	31,467
Total Loans	1,179,721	1,162,260
Allowance for Credit Losses	(10,451)	(10,116)
Loans, Net	$1,169,270	$1,152,144
Included in total loans above are unamortized net deferred loan fees of $607,000 and $830,000 at June 30, 2026 and December 31, 2025, respectively.
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
The following tables present the Company’s loans by year of origination, loan segmentation, risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard and gross charge-offs for the six months ended June 30, 2026 and year ended December 31, 2025. The Company did not have any loans classified as Doubtful or Loss as of the dates indicated.

	Classified Loans by Origination Year (as of June 30, 2026)
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
(Dollars in Thousands)
Real Estate:
Residential
Pass	$21,345	$15,930	$14,498	$27,737	$41,343	$180,785	$20,214	$321,852
Special Mention	—	355	—	—	1,518	—	—	1,873
Substandard	—	427	106	2,093	72	580	—	3,278
Total	21,345	16,712	14,604	29,830	42,933	181,365	20,214	327,003
Commercial
Pass	60,174	97,830	62,346	50,709	66,853	211,221	3,742	552,875
Special Mention	—	618	5,474	—	—	12,369	—	18,461
Substandard	—	200	—	—	—	224	—	424
Total	60,174	98,648	67,820	50,709	66,853	223,814	3,742	571,760
Construction
Pass	5,583	18,210	11,866	8,000	7,436	7,021	—	58,116
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	814	—	—	—	814
Total	5,583	18,210	11,866	8,814	7,436	7,021	—	58,930
Commercial and Industrial
Pass	12,140	37,798	20,639	16,891	5,326	12,049	53,748	158,591
Special Mention	—	—	—	—	—	59	—	59
Substandard	—	1,627	122	—	—	—	—	1,749
Total	12,140	39,425	20,761	16,891	5,326	12,108	53,748	160,399
Consumer
Pass	370	541	292	4,209	11,534	5,970	8,093	31,009
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	16	83	—	99
Total	370	541	292	4,209	11,550	6,053	8,093	31,108
Other
Pass	60	94	90	3,627	21,326	4,206	1,118	30,521
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	60	94	90	3,627	21,326	4,206	1,118	30,521
Total Loans	$99,672	$173,630	$115,433	$114,080	$155,424	$434,567	$86,915	$1,179,721
Real Estate:
Residential	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Total Real Estate	—	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—	—
Consumer	—	—	9	22	60	75	33	199
Other	—	—	—	—	—	—	—	—
Total Gross Charge Offs	—	—	9	22	60	75	33	199

	Classified Loans by Origination Year (as of December 31, 2025)
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
(Dollars in Thousands)
Real Estate:
Residential
Pass	$18,321	$15,378	$29,290	$43,086	$38,637	$156,386	$23,082	$324,180
Special Mention	785	—	—	1,541	—	—	—	2,326
Substandard	—	—	2,139	—	—	592	—	2,731
Total	19,106	15,378	31,429	44,627	38,637	156,978	23,082	329,237
Commercial
Pass	98,535	69,669	55,379	69,488	74,487	164,948	2,126	534,632
Special Mention	824	5,513	519	—	7,466	1,169	—	15,491
Substandard	—	1,962	—	—	—	95	—	2,057
Total	99,359	77,144	55,898	69,488	81,953	166,212	2,126	552,180
Construction
Pass	11,170	12,220	6,807	7,446	—	7,022	—	44,665
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	754	—	—	—	—	754
Total	11,170	12,220	7,561	7,446	—	7,022	—	45,419
Commercial and Industrial
Pass	40,139	22,131	20,315	6,442	2,670	10,182	56,820	158,699
Special Mention	1,780	139	—	—	—	163	300	2,382
Substandard	—	—	—	—	—	—	—	—
Total	41,919	22,270	20,315	6,442	2,670	10,345	57,120	161,081
Consumer
Pass	688	411	5,635	17,322	7,047	3,229	8,437	42,769
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	25	82	—	107
Total	688	411	5,635	17,322	7,072	3,311	8,437	42,876
Other
Pass	103	120	3,837	21,837	—	4,452	1,118	31,467
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	103	120	3,837	21,837	—	4,452	1,118	31,467
Total Loans	$172,345	$127,543	$124,675	$167,162	$130,332	$348,320	$91,883	$1,162,260
Real Estate:
Residential	$25	$—	$—	$—	$—	$—	$—	$25
Commercial	—	—	—	19	—	—	—	19
Construction	—	—	—	—	—	—	—	—
Total Real Estate	$25	—	—	19	—	—	—	44
Commercial and Industrial	218	—	—	—	—	5	—	223
Consumer	—	4	19	95	23	97	64	302
Other	—	—	—	—	—	—	—	—
Total Gross Charge Offs	$243	$4	$19	$114	$23	$102	$64	$569

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	June 30, 2026
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$320,057	$4,034	$133	$—	$4,167	$2,779	$327,003
Commercial	571,473	192	—	—	192	95	571,760
Construction	58,515	—	—	—	—	415	58,930
Commercial and Industrial	160,382	17	—	—	17	—	160,399
Consumer	30,616	358	35	—	393	99	31,108
Other	30,521	—	—	—	—	—	30,521
Total Loans	$1,171,564	$4,601	$168	$—	$4,769	$3,388	$1,179,721

	December 31, 2025
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$322,628	$3,434	$444	$—	$3,878	$2,731	$329,237
Commercial	549,990	—	133	—	133	2,057	552,180
Construction	45,004	—	—	—	—	415	45,419
Commercial and Industrial	161,081	—	—	—	—	—	161,081
Consumer	42,142	539	88	—	627	107	42,876
Other	31,467	—	—	—	—	—	31,467
Total Loans	$1,152,312	$3,973	$665	$—	$4,638	$5,310	$1,162,260
Additional interest income that would have been recorded if the loans that were nonaccrual at June 30, 2026 were current was $25,000 and $53,000 for the three and six months ended June 30, 2026, respectively, and $29,000 and $81,000 for the three and six months ended June 30, 2025, respectively.
The following table sets forth the amounts for amortized cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the dates indicated.

	June 30, 2026
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$1,669	$1,110	$—	$2,779
Commercial	95	—	—	95
Construction	—	415	—	415
Consumer	99	—	—	99
Total Nonaccrual Loans	$1,863	$1,525	$—	3,388

Other Real Estate Owned				—

Total Nonperforming Assets				$3,388

	December 31, 2025
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$2,210	$521	$—	$2,731
Commercial	2,057	—	—	2,057
Construction	131	284	—	415
Consumer	107	—	—	107
Total Nonaccrual Loans	$4,505	$805	$—	5,310

Other Real Estate Owned				—

Total Nonperforming Assets				$5,310
No interest income on nonaccrual loans was recognized during the three and six months ended June 30, 2026 and June 30, 2025.
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
For the three and six months ended June 30, 2026 and June 30, 2025, there were no new loan modifications to borrowers experiencing financial difficulty.
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $587,000 and $892,000 at June 30, 2026 and December 31, 2025, respectively.

The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

March 31, 2026	$2,502	$3,233	$1,317	$2,607	$422	$222	$10,303
Charge-offs	—	—	—	—	(52)	—	(52)
Recoveries	—	—	—	—	43	—	43
Provision (Recovery) for Credit Losses - Loans	74	(36)	629	(415)	(68)	(27)	157
June 30, 2026	$2,576	$3,197	$1,946	$2,192	$345	$195	$10,451

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

March 31, 2025	$2,896	$3,128	$1,227	$1,748	$586	$234	$9,819
Charge-offs	—	(19)	—	(5)	(47)	—	(71)
Recoveries	—	—	—	43	67	—	110
(Recovery) Provision for Credit Losses - Loans	(351)	295	(335)	160	99	(4)	(136)
June 30, 2025	$2,545	$3,404	$892	$1,946	$705	$230	$9,722

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2025	$2,526	$3,153	$1,205	$2,562	$450	$220	$10,116
Charge-offs	—	—	—	—	(199)	—	(199)
Recoveries	—	—	—	36	113	—	149
Provision (Recovery) for Credit Losses - Loans	50	44	741	(406)	(19)	(25)	385
June 30, 2026	$2,576	$3,197	$1,946	$2,192	$345	$195	$10,451

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2024	$2,926	$3,103	$1,264	$1,584	$687	$241	$9,805
Charge-offs	—	(19)	—	(5)	(183)	—	(207)
Recoveries	1	—	—	87	104	—	192
(Recovery) Provision for Credit Losses - Loans	(382)	320	(372)	280	97	(11)	(68)
June 30, 2025	$2,545	$3,404	$892	$1,946	$705	$230	$9,722

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. As of June 30, 2026, there were $1.8 million of loans that required specific valuation allowances of $328,000. This included residential real estate loans for $1.1 million with a valuation allowance of $106,000, a construction loan for $414,000 with a valuation allowance of $154,000, and commercial and industrial loans for $308,000 with a valuation allowance of $68,000. As of December 31, 2025, there were $970,000 of loans that required specific valuation allowances of $165,000. This included residential real estate loans for $556,000 with a valuation allowance of $35,000, and a construction real estate loan for $414,000 with a valuation allowance of $130,000.
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated.

	June 30, 2026
	Primary Type of Collateral
	Real Estate	Business Assets	Total
(Dollars in thousands)
Real Estate:
Residential	$2,779	$—	$2,779
Commercial	458	200	658
Construction	814	—	814
Commercial and Industrial	—	608	608
Total Loans	$4,051	$808	$4,859

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

Allowance for Credit Losses
(Dollars in Thousands)
Balance at March 31, 2026	$760
Recovery for Credit Losses - Unfunded Commitments	(140)
Balance at June 30, 2026	$620

Allowance for Credit Losses
(Dollars in Thousands)
Balance at March 31, 2025	$583
Provision for Credit Losses - Unfunded Commitments	144
Balance at June 30, 2025	$727

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2025	$746
Recovery for Credit Losses - Unfunded Commitments	(126)
Balance at June 30, 2026	$620

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2024	$691
Provision for Credit Losses - Unfunded Commitments	36
Balance at June 30, 2025	$727
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

	June 30, 2026
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
(Dollars in Thousands)
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	$—	$—	$75,000	$198
Total Derivatives Designated as Hedging Instruments	—	—	75,000	198

Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans	21,729	83	21,729	83
Risk Participation Agreements	—	—	30,481	46
Total Derivatives Not Designated as Hedging Instruments	21,729	83	52,210	129
Total Derivatives	$21,729	$83	$127,210	$327

	December 31, 2025
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
(Dollars in Thousands)
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	$—	$—	$75,000	$704
Total Derivatives Designated as Hedging Instruments	—	—	75,000	704

Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans	10,920	103	10,920	103
Risk Participation Agreements	—	—	30,672	66
Total Derivatives Not Designated as Hedging Instruments	10,920	103	41,592	169
Total Derivatives	$10,920	$103	$116,592	$873
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
There were no transfers into or out of Level 3 during the six months ended June 30, 2026 or year ended December 31, 2025.

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Hierarchy	June 30, 2026	December 31, 2025
(Dollars in Thousands)

ASSETS
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$1,987	$—
Obligations of States and Political Subdivisions	Level 2	40,926	36,224
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	66,064	41,089
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	109,133	67,575
Collateralized Mortgage Obligations - Non-Agency	Level 2	11,686	10,547
Collateralized Loan Obligations	Level 2	72,182	101,218
Corporate Debt	Level 2	22,677	22,333
Total Available-for-Sale Debt Securities		324,655	278,986

Equity Securities
Mutual Funds	Level 1	899	909
Total Equity Securities		899	909
Total Securities		325,554	279,895
Derivative Financial Assets
Interest Rate Swaps - Commercial Loans	Level 2	$83	$103
Total Assets		$325,637	$279,998

LIABILITIES
Derivative Financial Liabilities
Interest Rate Swaps	Level 2	$198	$704
Interest Rate Swaps - Commercial Loans	Level 2	83	103
Risk Participation Agreements	Level 2	46	66
Total Liabilities		$327	$873
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

Financial Asset	Fair Value Hierarchy	June 30, 2026	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Collateral-Dependent Loans Individually Assessed	Level 3	$1,503	Appraisal of Collateral (1)	Appraisal Adjustments (2)	32%	to	86%	60.4%

Financial Asset	Fair Value Hierarchy	December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Collateral-Dependent Loans Individually Assessed	Level 3	$805	Appraisal of Collateral (1)	Appraisal Adjustments (2)	31%	to	85%	69.9%
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

Collateral-dependent loans are evaluated and valued at the time the loan is identified as collateral-dependent, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At June 30, 2026, the fair value of these loans consisted of loan balances of $1.8 million less specific valuation allowances of $328,000. At December 31, 2025, the fair value of these loans consisted of loan balances of $970,000 less specific valuation allowances of $165,000.
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
The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$62,881	$62,881	$18,374	$18,374
Noninterest-Earning	Level 1	13,209	13,209	13,319	13,319
Securities	See Above	325,554	325,554	279,895	279,895
Loans, Net	Level 3	1,169,270	1,131,249	1,152,144	1,119,213
Restricted Stock	Level 2	5,614	5,614	2,985	2,985
Mortgage Servicing Rights	Level 3	398	731	415	700
Derivative Assets	Level 2	83	83	103	103
Accrued Interest Receivable	Level 2	6,310	6,310	6,374	6,374
Financial Liabilities:
Deposits	Level 2	1,380,060	1,379,459	1,339,805	1,339,286
Short-Term Borrowings	Level 2	65,000	65,000	—	—
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	19,997	20,000	20,109
Subordinated Debt	Level 2	14,778	14,713	14,758	14,452
Derivative Liabilities	Level 2	328	328	873	873
Accrued Interest Payable	Level 2	1,566	1,566	2,021	2,021
Note 7. Commitments And Contingent Liabilities
Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, claims seeking damages for improper collection procedures or misrepresentations, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to our business. The Company is not a party to any other pending legal proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

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
The following table presents the unused and available credit balances of financial instruments whose contracts represent credit risk at the dates indicated:

	June 30, 2026	December 31, 2025
(Dollars in Thousands)

Standby Letters of Credit	$100	$630
Performance Letters of Credit	1,976	1,974
Construction Loans	32,761	43,294
Personal Lines of Credit	9,207	9,659
Overdraft Protection Lines	3,940	4,067
Home Equity Lines of Credit	37,457	32,112
Commercial Lines of Credit	132,472	104,654
Total Commitments	$217,913	$196,390
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
Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of June 30, 2026 and December 31, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in Thousands)

Operating Lease Expense	$161	$123	$308	$240
Variable Lease Expense	11	12	23	24
Total Lease Expense	$172	$135	$331	$264

	June 30, 2026	December 31, 2025
(Dollars in Thousands)

Operating Leases:
ROU Assets	$2,829	$2,529
Weighted Average Lease Term in Years	9.05	10.42
Weighted Average Discount Rate	4.20%	4.25%

June 30, 2026
(Dollars in Thousands)

Maturity Analysis:
Due in One Year	$633
Due After One Year to Two Years	611
Due After Two Years to Three Years	454
Due After Three Years to Four Years	265
Due After Four to Five Years	267
Due After Five Years	1,408
Total	$3,638
Less: Present Value Discount	722
Lease Liabilities	$2,916
During the six months ended June 30, 2026, the Bank entered into a lease agreement under which the Bank leased office space located in Canonsburg, Pennsylvania. The lease agreement is for an initial term of three years with specific renewal options. The lease agreement includes a 2.5% annual rent escalation during the initial term and renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $495,000.
Note 9. Segment And Related Information
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company's President and Chief Executive Officer functions as its CODM. At June 30, 2026 and December 31, 2025, the Company had one reportable segment, community banking services, upon which the CODM makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts all with similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.
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

Note 10. Stock Based Compensation
The following table presents stock option information for the period and at the dates indicated:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2025	223,794	$24.13	6.1
Granted	—	—
Exercised	(22,830)	24.13
Forfeited	—	—
Outstanding Options at June 30, 2026	200,964	$24.13	5.7

Exercisable Options at June 30, 2026	122,405	$25.08	4.9

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at June 30, 2026	78,559	$22.66	7.0

The following table presents restricted stock award information for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2025	65,866	$25.83	3.1
Granted	30,425	36.83
Vested	(16,770)	25.52
Forfeited	—	—
Nonvested Restricted Stock at June 30, 2026	79,521	$30.10	3.2
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $262,000 and $193,000 for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation was $474,000 and $416,000 for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and December 31, 2025, total unrecognized compensation expense was $305,000 and $397,000, respectively, related to stock options, and $2.1 million and $1.3 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at June 30, 2026 and December 31, 2025 exceeds the exercise price of the stock options. The intrinsic value of stock options was $2.8 million and $2.4 million at June 30, 2026 and December 31, 2025, respectively.
At June 30, 2026 and December 31, 2025, there were 231,840 and 262,265 shares of common stock available and reserved under the 2024 Plan to be issued as restricted stock awards or units based on the terms of the Plan. At June 30, 2026, 55,660 shares have been granted under the 2024 Plan. The 2021 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2024 Plan, no more awards can be granted under the 2021 Plan.
Note 11. Variable Interest Entities
The Company has investment interests in the following non-consolidated entities that meet the definition of variable interest entities ("VIEs").
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
The following table presents the balances of the Company's LIHTC investments and related unfunded commitments:

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Low Income Housing Tax Credit Investments	$6,000	$6,000
Less: Amortization	(360)	(190)
Net Low Income Housing Tax Credit Investments	$5,640	$5,810
Unfunded Commitments	$2,958	$4,038
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
The following table presents the balances of the Company's HTC investments and related unfunded commitments:

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Historical Tax Credit Investments	$772	$—
Less: Amortization	(56)	—
Net Historical Tax Credit Investments	$716	$—
Unfunded Commitments	$555	$—
The following table presents other information related to the Company's tax credit investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(dollars in thousands)
Tax Credits and Other Tax Benefits Recognized:
LIHTC	$118	$25	$209	$75
HTC	$41	$—	$41	$—
Proportional Amortization Expense Included in Provision for Income Taxes:
LIHTC	$89	$22	$169	$61
HTC	$56	$—	$56	$—

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
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2026, compared to the consolidated financial condition as of December 31, 2025 and the consolidated results of operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

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
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in Thousands)

Interest Income (GAAP)	$20,906	$18,760	$40,559	$36,606
Adjustment to FTE Basis	178	57	356	112
Interest Income (FTE) (Non-GAAP)	21,084	18,817	40,915	36,718
Interest Expense (GAAP)	6,372	6,220	12,151	12,756
Net Interest Income (FTE) (Non-GAAP)	$14,712	$12,597	$28,764	$23,962

Net Interest Rate Spread (GAAP)	3.14%	2.91%	3.22%	2.76%
Adjustment to FTE Basis	0.04	0.02	0.05	0.02
Net Interest Rate Spread (FTE) (Non-GAAP)	3.18%	2.93%	3.27%	2.78%

Net Interest Margin (GAAP)	3.68%	3.54%	3.75%	3.40%
Adjustment to FTE Basis	0.05	0.01	0.05	0.02
Net Interest Margin (FTE) (Non-GAAP)	3.73%	3.55%	3.80%	3.42%

Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	June 30, 2026	December 31, 2025
(Dollars in Thousands, except share and per share data)

Stockholders' Equity (GAAP)	$162,097	$157,537
Goodwill and Other Intangible Assets, Net	(9,732)	(9,732)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$152,365	$147,805

Common Shares Outstanding (Denominator)	5,080,438	5,036,509

Book Value per Common Share (GAAP)	$31.91	$31.28

Tangible Book Value per Common Share (Non-GAAP)	$29.99	$29.35
Consolidated Statements Of Financial Condition Analysis
Assets
Total assets increased $108.7 million, or 7.0%, to $1.66 billion at June 30, 2026 compared to $1.55 billion at December 31, 2025.
Cash and Securities
•Cash and due from banks increased $44.4 million, or 140.1%, to $76.1 million at June 30, 2026, compared to $31.7 million at December 31, 2025, driven by deposit growth.
•Securities increased $45.7 million, or 16.3%, to $325.6 million at June 30, 2026, compared to $279.9 million at December 31, 2025. This was primarily due to $84.9 million of security purchases, partially offset by $37.9 million of maturities and repayments on amortizing securities and a $1.9 million increase in unrealized losses on the portfolio.
Loans, Allowance for Credit Losses (ACL) and Credit Quality
•Total loans increased $17.5 million, or 1.5%, to $1.18 billion compared to $1.16 billion, and included increases in commercial real estate and construction loans of $19.6 million and $13.5 million, respectively, partially offset by decreases in consumer and residential real estate loans of $11.8 million and $2.2 million, respectively. The decrease in consumer loans resulted from the continued reduction in indirect automobile loan production since the discontinuation of this product offering as of June 30, 2023. This portfolio is expected to continue to decline as resources are allocated and production efforts are focused on higher yielding commercial products. Excluding the $11.1 million decrease in indirect automobile loans, total loans increased $28.5 million, or 2.5%. Loan production totaled $90.8 million while $64.8 million of loans were paid off since December 31, 2025.
•The allowance for credit losses (ACL) was $10.5 million at June 30, 2026 and $10.1 million at December 31, 2025. As a result, the ACL to total loans was 0.89% at June 30, 2026 and 0.87% at December 31, 2025. During the six months ended June 30, 2026, the Company recorded a net provision for credit losses of $259,000 including a provision for credit losses on loans of $385,000 and a recovery of provision for credit losses on unfunded commitments of $126,000.
•Net charge-offs for the six months ended June 30, 2026 were $50,000, or 0.01% of average loans on an annualized basis, compared to net charge-offs for the six months ended June 30, 2025 of $15,000.
•Nonperforming loans, which include nonaccrual loans and accruing loans past due 90 days or more, were $3.4 million at June 30, 2026 and $5.3 million at December 31, 2025. Nonperforming loans to total loans ratio was 0.29% at June 30, 2026 and 0.46% at December 31, 2025. The decrease in nonperforming loans was due to the full repayment of a $2.0 million commercial real estate loan which was placed on nonaccrual status in the fourth quarter of 2025.
Liabilities
Total liabilities increased $104.2 million, or 7.5%, to $1.49 billion at June 30, 2026 compared to $1.39 billion at December 31, 2025.
Deposits
•Excluding brokered funding, deposits increased $105.1 million, or 8.5%, to $1.35 billion as of June 30, 2026 compared to $1.24 billion at December 31, 2025. Interest-bearing demand and money market deposits increased $103.1 million and

$11.6 million, respectively, while noninterest deposits and time deposits decreased $5.1 million and $4.1 million, respectively. This growth has occurred as the Bank began onboarding Specialty Treasury clients during the first quarter of 2026. The Bank continues to focus on building core banking relationships while seeking opportunities to strategically reduce higher priced funding.
•Brokered deposits decreased $64.9 million, or 65.9%, to $33.6 million as of June 30, 2026 compared to $98.5 million at December 31, 2025, as the Bank elected to utilize lower cost FHLB borrowings instead. The remaining brokered deposits mature within three months and were utilized primarily to fund the purchase of floating rate CLO securities. At June 30, 2026, FDIC insured deposits totaled approximately 55.1% of total deposits while an additional 19.7% of total deposits were collateralized with investment securities.
Borrowed Funds
•Short-term borrowings increased $65.0 million to $65.0 million as of June 30, 2026 as the Bank replaced maturing brokered deposits with lower cost FHLB borrowings.
Stockholders’ Equity
Stockholders’ equity increased $4.6 million, or 2.9%, to $162.1 million at June 30, 2026, compared to $157.5 million at December 31, 2025. The key factors positively impacting stockholders’ equity were $8.2 million of net income for the current year and $551,000 of shares issued as a result of stock option exercises, partially offset by a $1.5 million increase in accumulated other comprehensive loss resulting from the securities market interest rate changes, the payment of $2.8 million in dividends and $306,000 of treasury shares purchased under the stock repurchase program since December 31, 2025.
Book value per common share (GAAP) was $31.91 at June 30, 2026 compared to $31.28 at December 31, 2025, an increase of $0.63. Tangible book value per common share (Non-GAAP) was $29.99 at June 30, 2026 compared to $29.35 at December 31, 2025, an increase of $0.64.
Consolidated Results of Operations for the Three Months Ended June 30, 2026 and 2025
Overview. Net income was $4.3 million for the three months ended June 30, 2026, an increase of $352,000 compared to net income of $3.9 million for the three months ended June 30, 2025.
Net Interest and Dividend Income. Net interest and dividend income increased $2.0 million, or 15.9%, to $14.5 million for the three months ended June 30, 2026 compared to $12.5 million for the three months ended June 30, 2025. Net interest margin (GAAP) increased 14 basis points (bps) to 3.68% for the three months ended June 30, 2026 compared to 3.54% for the three months ended June 30, 2025. Fully Tax Equivalent (FTE) net interest margin (Non-GAAP) increased 18 bps to 3.73% for the three months ended June 30, 2026 compared to 3.55% for the three months ended June 30, 2025.
Interest and Dividend Income
•Interest and dividend income increased $2.1 million, or 11.4%, to $20.9 million for the three months ended June 30, 2026 compared to $18.8 million the three months ended June 30, 2025.
◦Interest income on loans increased $685,000, or 4.4%, to $16.2 million for the three months ended June 30, 2026 compared to $15.5 million for the three months ended June 30, 2025. The average balance of loans increased $54.6 million to $1.15 billion from $1.10 billion, causing a $768,000 increase in interest income on loans. Partially offsetting this increase, the average yield on loans decreased 3 bps to 5.65% from 5.68% despite a 75 bp reduction in the federal funds target rate since September 2025. While this led to the downward repricing of variable and adjustable rate loans, the impact was mostly negated by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products. The decrease in the average yield caused a $82,000 decrease in interest income on loans.
◦Interest income on investment securities increased $943,000, or 33.0%, to $3.8 million for the three months ended June 30, 2026 compared to $2.9 million for the three months ended June 30, 2025 driven by an 80 bp increase in the average yield, coupled with a $41.0 million increase in average balances. The increase in yield was primarily due to the third quarter 2025 implementation of a balance sheet repositioning strategy of the Bank’s portfolio of available-for-sale investment securities in which $129.6 million in book value of lower-yielding investment securities with an average yield of 2.87% were sold for an after-tax realized loss of $9.3 million. Investment securities sold included $121.1 million of mortgage-backed securities/collateralized mortgage obligations issued by the U.S. government-sponsored agencies, $5.0 million of U.S. government agency securities and $3.5 million of municipal securities. The Bank then purchased $117.8 million of higher-yielding mortgage-backed securities/collateralized mortgage obligations issued by U.S government-sponsored agencies, municipal securities, subordinated debt investments and non-agency guaranteed securitizations with an expected tax-equivalent yield of approximately 5.43%. The increase in the average balance resulted from current year purchases.

◦Interest income on interest-earning deposits at other banks increased $514,000 to $845,000 for the three months ended June 30, 2026 compared to $331,000 for the three months ended June 30, 2025 driven by a $66.3 million increase in average balances, partially offset by a 56 bp decrease in the average yield. The increase in the volume was due to deposit growth while the decrease in the yield was related to the Federal Reserve’s reductions in the target federal funds rate.
Interest Expense
•Interest expense increased $152,000, or 2.4%, to $6.4 million for the three months ended June 30, 2026 compared to $6.2 million for the three months ended June 30, 2025.
◦Interest expense on deposits increased $219,000, or 3.8%, to $5.9 million for the three months ended June 30, 2026 compared to $5.7 million for the three months ended June 30, 2025. Average interest-bearing deposit balances increased $137.5 million, or 13.7%, to $1.14 billion as of June 30, 2026 compared to $1.01 billion as of June 30, 2025, primarily as the Bank grew core banking relationships and onboarded Specialty Treasury clients. The increase in average balances accounted for a $748,000 increase in interest expense. This was partially offset as the cost of interest-bearing deposits decreased 20 bps to 2.08% for the three months ended June 30, 2026 from 2.28% for the three months ended June 30, 2025 due to the Federal Reserve federal funds target rate decreases since September 2025. The decrease in the cost of interest-bearing deposits accounted for a $529,000 decrease in interest expense.

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

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in Thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,153,305	$16,235	5.65%	$1,098,698	$15,549	5.68%
Debt Securities
Taxable	287,012	3,351	4.67	284,499	2,860	4.02
Exempt From Federal Tax	38,526	572	5.94	—	—	—
Equity Securities	1,000	7	2.80	1,000	9	3.60
Interest-Earning Deposits at Banks	99,855	845	3.38	33,564	331	3.94
Other Interest-Earning Assets	3,278	74	9.05	3,767	68	7.24
Total Interest-Earning Assets	1,582,976	21,084	5.34	1,421,528	18,817	5.31
Noninterest-Earning Assets	78,718			67,513
Total Assets	$1,661,694			$1,489,041
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$458,395	2,328	2.04%	$334,752	1,677	2.01%
Money Market Accounts	221,065	1,200	2.18	238,195	1,747	2.94
Savings Accounts	170,276	51	0.12	174,055	42	0.10
Time Deposits	210,258	1,566	2.99	209,516	1,710	3.27
Total Interest-Bearing Deposits	1,059,994	5,145	1.95	956,518	5,176	2.17
Brokered Deposits	84,053	795	3.79	49,990	545	4.37
Total Interest-Bearing Deposits	1,144,047	5,940	2.08	1,006,508	5,721	2.28
Short-Term Borrowings	7,089	70	3.96	9,143	108	4.74
Other Borrowings	34,774	362	4.18	34,733	391	4.52
Total Interest-Bearing Liabilities	1,185,910	6,372	2.16	1,050,384	6,220	2.38
Noninterest-Bearing Demand Deposits	301,859			270,729
Total Funding and Cost of Funds	1,487,769		1.72	1,321,113		1.89
Other Liabilities	13,686			20,789
Total Liabilities	1,501,455			1,341,902
Stockholders' Equity	160,239			147,139
Total Liabilities and Stockholders' Equity	$1,661,694			$1,489,041
Net Interest Income (FTE) (Non-GAAP) (3)		$14,712			$12,597
Net Interest-Earning Assets (4)	$397,066			$371,144
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			3.18%			2.93%
Net Interest Margin (GAAP) (6)			3.68			3.54
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.73			3.55
Return on Average Assets (1)			1.04			1.06
Return on Average Equity (1)			10.77			10.76
Average Equity to Average Assets			9.64			9.88
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			133.48			135.33
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

	Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in Thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$768	$(82)	$686
Debt Securities:
Taxable	25	466	491
Exempt From Federal Tax	572	—	572
Equity Securities	—	(2)	(2)
Cash at Other Banks	567	(53)	514
Other Interest-Earning Assets	(10)	16	6
Total Interest-Earning Assets	1,922	345	2,267

Interest Expense:
Deposits	748	(529)	219
Short-Term Borrowings	(22)	(16)	(38)
Other Borrowings	—	(29)	(29)
Total Interest-Bearing Liabilities	726	(574)	152
Change in Net Interest and Dividend Income	$1,196	$919	$2,115
Provision for Credit Losses. A provision for credit losses of $17,000 was recorded for the three months ended June 30, 2026. The provision for credit losses on loans was $157,000 and was primarily due loan growth. This was partially offset by a $140,000 reversal of provision for credit losses on unfunded commitments primarily due to a decrease in unfunded commitments. This compared to a provision for credit losses of $8,000 recorded for the three months ended June 30, 2025 as the provision for credit losses on loans was a $136,000 recovery primarily due to a reduction of reserves required for individually assessed loans and changes in loan concentrations, partially offset by additional reserve required for overall loan growth and a change in qualitative factors relating to economic conditions, and the provision for credit losses on unfunded commitments was $144,000 due to an increase in unfunded commitments and an increase in funding rates.
Noninterest Income. Noninterest income increased $41,000, or 4.4%, to $972,000 for the three months ended June 30, 2026, compared to $931,000 for the three months ended June 30, 2025 primarily due to a $23,000 increase in service fees related to corporate deposit and Individual Covered Health Reimbursement Arrangement accounts and a $19,000 increase in net gain on sale of loans.
Noninterest Expense. Noninterest expense increased $1.6 million, or 18.8%, to $10.4 million for the three months ended June 30, 2026 compared to $8.7 million for the three months ended June 30, 2025. Salaries and benefits increased $1.0 million primarily due to revenue producing treasury and commercial banking personnel additions, merit increases and higher benefit compensation costs. Data processing expense increased $379,000 due to the implementation of enhanced treasury and commercial banking platforms in late 2025 and early 2026. Pennsylvania shares tax increased $124,000 due to $179,000 of refunds received in 2025 on amended returns filed for prior years. Legal and professional fees increased $81,000 due to the timing of internal audit services and higher legal fees associated with treasury services. Contracted services increased $54,000 due to outsourced information security services.
Income Taxes. Income tax expense was $798,000 for the three months ended June 30, 2026 compared to $766,000 for the three months ended June 30, 2025. This change was primarily driven by an increase in pre-tax income to $5.1 million for the three months ended June 30, 2026 compared to $4.7 million of income for the three months ended June 30, 2025.

Results of Operations for the Six Months Ended June 30, 2026 and 2025
Overview. Net income was $8.2 million for the six months ended June 30, 2026, an increase of $2.3 million compared to $5.9 million for the six months ended June 30, 2025.
Net Interest and Dividend Income. Net interest and dividend income increased $4.6 million, or 19.1%, to $28.4 million for the six months ended June 30, 2026 compared to $23.9 million for the six months ended June 30, 2025. Net interest margin (GAAP) increased to 3.75% for the six months ended June 30, 2026 compared to 3.40% for the six months ended June 30, 2025. Net interest margin (FTE) (Non-GAAP) increased 38 bps to 3.80% for the six months ended June 30, 2026 compared to 3.42% the six months ended June 30, 2025.
Interest and Dividend Income
•Interest and dividend income increased $4.0 million, or 10.8%, to $40.6 million for the six months ended June 30, 2026 compared to $36.6 million for the six months ended June 30, 2025.
◦Interest income on loans increased $2.1 million, or 7.0%, to $32.1 million during the six months ended June 30, 2026 compared to $30.0 million for the six months ended June 30, 2025. The average balance of loans increased $65.7 million to $1.15 billion for the six months ended June 30, 2026 compared to $1.09 billion for the six months ended June 30, 2025 resulting in a $1.9 million increase in interest income on loans. Additionally, the average yield on loans increased 5 bps to 5.64% for the six months ended June 30, 2026 compared to 5.59% for the six months ended June 30, 2025 resulting in a $272,000 increase in interest income on loans. The increase in the loan yield is despite a 125bp reduction in the federal funds rate since September 2024. While this led to the downward repricing of variable and adjustable rate loans, the impact was partially negated by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products.
◦Interest income on investment securities increased $1.6 million, or 28.1%, to $7.2 million during the six months ended June 30, 2026 compared to $5.6 million for the six months ended June 30, 2025 driven by a $24.0 million increase in average balances and a 87 bp increase in the average yield. The increase in yield was primarily due to the third quarter 2025 balance sheet repositioning strategy and resulted in a $976,000 increase in interest income while the increase in the volume resulted from current year purchases and resulted in a $837,000 increase in interest income.
◦Interest income on interest-earning deposits at other banks increased $257,000, to $1.0 million for the six months ended June 30, 2026 compared to $789,000 for the six months ended June 30, 2025 as average balances increased $24.5 million, partially offset as the average yield decreased 74 bps. The volume increased due to deposit growth while the average yield decrease resulted from reductions in the federal funds rate since September 2025.
Interest Expense
•Interest expense decreased $605,000, or 4.7%, to $12.2 million for the six months ended June 30, 2026 compared to $12.8 million for the six months ended June 30, 2025.
◦Interest expense on deposits decreased $661,000, or 5.6%, to $11.2 million for the six months ended June 30, 2026 compared to $11.8 million for the six months ended June 30, 2025. Declining market interest rates led to the repricing of interest-bearing demand, money market and time deposits and resulted in a 31 bp decrease in the average cost of interest-bearing deposits compared to the six months ended June 30, 2025. This accounted for a $1.6 million decrease in interest expense. Partially offsetting this decrease, the average balance of interest-bearing deposits increased $88.7 million resulting in a $967,000 increase in interest expense.
◦Interest expense on borrowed funds increased $56,000, or 6.1%, to $979,000 for the six months ended June 30, 2026 compared to $923,000 for the six months ended June 30, 2025. The average balance of borrowed funds increased $7.4 million due to FHLB short-term advances utilized during the six months ended June 30, 2026. The increase in the average balance accounted for a $151,000 increase in interest expense. Partially offsetting this increase, the average cost of borrowed funds decreased 49 bps as $20.0 million of long-term borrowings matured in June 2025 and were replaced at current market rates. The decrease in the cost accounted for a $95,000 decrease in interest expense.

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

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,152,627	$32,259	5.64%	$1,086,955	$30,132	5.59%
Debt Securities
Taxable	268,567	6,351	4.73	281,447	5,637	4.01
Tax Exempt	36,881	1,099	5.96	—	—	—
Equity Securities	1,000	14	2.80	1,832	37	4.04
Interest-Earning Deposits at Banks	63,746	1,046	3.28	39,278	789	4.02
Other Interest-Earning Assets	3,574	146	8.24	3,484	123	7.12
Total Interest-Earning Assets	1,526,395	40,915	5.41	1,412,996	36,718	5.24
Noninterest-Earning Assets	83,011			65,758
Total Assets	$1,609,406			$1,478,754
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$412,318	3,970	1.94%	$326,322	3,203	1.98%
Savings Accounts	169,924	91	0.11	173,193	83	0.10
Money Market Accounts	215,155	2,304	2.16	234,436	3,473	2.99
Time Deposits	211,942	3,171	3.02	228,651	4,127	3.64
Total Interest-Bearing Deposits	1,009,339	9,536	1.91	962,602	10,886	2.28
Brokered Deposits	85,586	1,636	3.85	43,578	947	4.38
Total Interest-Bearing Deposits	1,094,925	11,172	2.06	1,006,180	11,833	2.37
Short-Term Borrowings	13,008	258	4.00	5,584	131	4.73
Other Borrowings	34,769	721	4.18	34,728	792	4.60
Total Interest-Bearing Liabilities	1,142,702	12,151	2.14	1,046,492	12,756	2.46
Noninterest-Bearing Demand Deposits	292,753			268,140
Total Funding and Cost of Funds	1,435,455		1.71	1,314,632		1.96
Other Liabilities	14,121			16,673
Total Liabilities	1,449,576			1,331,305
Stockholders' Equity	159,830			147,449
Total Liabilities and Stockholders' Equity	$1,609,406			$1,478,754
Net Interest Income (FTE) (Non-GAAP) (3)		$28,764			$23,962
Net Interest-Earning Assets (4)	$383,693			$366,504
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			3.27%			2.78%
Net Interest Margin (GAAP) (6)			3.75			3.40
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.80			3.42
Return on Average Assets (1)			1.02			0.80
Return on Average Equity (1)			10.31			8.01
Average Equity to Average Assets			9.93			9.97
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			133.58			135.02
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

	Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$1,855	$272	$2,127
Debt Securities:
Taxable	(262)	976	714
Exempt From Federal Tax	1,099	—	1,099
Equity Securities	(14)	(9)	(23)
Cash at Other Banks	422	(165)	257
Other Interest-Earning Assets	4	19	23
Total Interest-Earning Assets	3,104	1,093	4,197

Interest Expense:
Deposits	967	(1,628)	(661)
Short-Term Borrowings	150	(23)	127
Other Borrowings	1	(72)	(71)
Total Interest-Bearing Liabilities	1,118	(1,723)	(605)
Change in Net Interest and Dividend Income	$1,986	$2,816	$4,802
Provision for Credit Losses. The net provision for credit losses was $259,000 for the six months ended June 30, 2026. The provision for credit losses for loans was $385,000, partially offset by a recovery for credit losses for unfunded commitments of $126,000. The increase for provision for credit losses for loans was due to loan growth and individually analyzed loans that required specific provision, partially offset by changes in loan concentrations and a decrease in qualitative factors. The recovery for unfunded commitments was due to a decline in the unfunded commitment balance and calculated loss rates. This compared to a recovery for credit losses of $32,000 for the six months ended June 30, 2025 due to improvement of individually analyzed loans that required specific provision in prior periods, mainly offset by increases in loan balances. The prior period recovery for credit losses was comprised of a recovery of $68,000 for loans partially offset by a provision of $36,000 for unfunded commitments.
Noninterest Income. Noninterest income increased $218,000, or 12.7%, to $1.9 million for the six months ended June 30, 2026, compared to $1.7 million for the six months ended June 30, 2025. This increase was mainly due to a $115,000 increase in service fees related to corporate deposit and Individual Covered Health Reimbursement Arrangement accounts and a $59,000 decrease in net loss on securities. Net loss on securities was $10,000 for the six months ended June 30, 2026, compared to $69,000 for the six months ended June 30, 2025 due to changes in the market value of equity securities.

Noninterest Expense. Noninterest expense increased $1.9 million, or 10.0%, to $20.4 million for the six months ended June 30, 2026 compared to $18.5 million for the six months ended June 30, 2025. Salaries and benefits increased $993,000 primarily due to revenue producing treasury and commercial banking personnel additions, merit increases and higher benefit compensation costs, partially offset due to $1.0 million of one-time non-recurring expense recognized for the six months ended June 30, 2025 associated with the previously announced reduction in force. Additionally, data processing expense increased $523,000 due to the implementation of enhanced treasury and commercial banking platforms in late 2025 and early 2026, Pennsylvania shares tax expense increased $154,000 due to $242,000 of refunds received during the six months ended June 30, 2025 as a result of amended prior year returns and contracted services increased $149,000 due to costs associated with outsourced information technology services, treasury consulting and robotic process automation projects.
Income Taxes. Income tax expense increased $319,000, or 26.7%, to $1.5 million for the six months ended June 30, 2026 compared to $1.2 million for the six months ended June 30, 2025. The change between the periods was primarily driven by an increase in pre-tax income to $9.7 million for the six months ended June 30, 2026 compared to $7.1 million for the six months ended June 30, 2025.
Off-Balance Sheet Arrangements
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of June 30, 2026 and December 31, 2025.
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at June 30, 2026 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $76.1 million at June 30, 2026. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $145.1 million at June 30, 2026. In addition, at June 30, 2026, the Company had the ability to borrow up to $541.6 million from the FHLB of Pittsburgh, of which $454.6 million was available. The Company also has the ability to borrow up to $62.7 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $55.0 million; currently these credit arrangements remain unused.
At June 30, 2026, $213.5 million, or 91.4% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered. At June 30, 2026, the Bank's current deposit portfolio is 55.1% insured by the FDIC, and with additional coverage of 19.7% from the Bank's investment securities; of the total deposits held at the Bank only 25.2% are uninsured.
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
CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At June 30, 2026, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $6.2 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.

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
At June 30, 2026 and December 31, 2025, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	June 30, 2026		December 31, 2025
	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$164,898	14.22%	$156,459	13.92%
For Capital Adequacy Purposes	52,175	4.50	50,583	4.50
To Be Well Capitalized	75,363	6.50	73,064	6.50

Tier 1 Capital (to risk weighted assets)
Actual	164,898	14.22	156,459	13.92
For Capital Adequacy Purposes	69,566	6.00	67,444	6.00
To Be Well Capitalized	92,755	8.00	89,925	8.00

Total Capital (to risk weighted assets)
Actual	175,969	15.18	167,321	14.89
For Capital Adequacy Purposes	92,755	8.00	89,925	8.00
To Be Well Capitalized	115,944	10.00	112,407	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	164,898	9.94	156,459	10.15
For Capital Adequacy Purposes	66,361	4.00	61,674	4.00
To Be Well Capitalized	82,951	5.00	77,093	5.00
Loan Credit Exposure
Refer to the "Lending Activities" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a description of each loan portfolio segment.
At June 30, 2026, the Company's loans totaled $1.18 billion, representing a $17.5 million, or 1.5%, increase compared to $1.16 billion at December 31, 2025.

The table below provides the composition of the loan portfolio:

	June 30, 2026		December 31, 2025
(Dollars in Thousands)

Real Estate:
Residential	$327,003	27.7%	$329,237	28.3%
Commercial	571,760	48.5	552,180	47.5
Construction	58,930	5.0	45,419	3.9
Commercial and Industrial	160,399	13.6	161,081	13.9
Consumer	31,108	2.6	42,876	3.7
Other	30,521	2.6	31,467	2.7
Total Loans	$1,179,721	100.0%	$1,162,260	100.0%
The Company's loan portfolio is a mix of consumer and commercial credits. Overall credit exposure and portfolio compensation is managed via a credit concentration policy. The policy designates specific loan types, collateral types and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. Commercial lending by asset class, specific limits for Commercial Real Estate ("CRE") project types, loans secured by residential real estate, large dollar exposures and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. As of June 30, 2026, there were no identified concentrations that exceed the assigned exposure limits. Our concentration management policy is approved by the Company's Board of Directors and is used to ensure a high-quality, well diversified portfolio that is consistent with our overall objective of maintaining an acceptable level of risk.
The Company's CRE portfolio totaled $571.8 million at June 30, 2026, an increase of $19.6 million, or 3.5%, compared to December 31, 2025. CRE loans are concentrated in the Pittsburgh metropolitan area.
The tables below provides further detail of the composition of the CRE portfolio as of June 30, 2026:

	CRE Nonowner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
(Dollars in Thousands)
Retail Space	$108,901	24.31%	$1,472	60.45%
Multifamily	103,347	23.07	1,033	60.67
Warehouse Space	80,785	18.04	2,126	55.17
Office Space	59,727	13.34	1,219	60.01
Manufacturing	31,036	6.93	2,821	45.94
Medical	17,585	3.93	1,172	54.47
Hotels	15,231	3.40	1,904	61.76
Oil and Gas	4,629	1.03	1,543	57.09
Senior Housing	3,184	0.71	3,184	40.78
Other	23,450	5.24	838	63.14
Total Nonowner Occupied CRE	$447,875	100.00%	$1,370	58.26%
(1) Based on collateral value at the time of loan origination.

	CRE Owner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
(Dollars in Thousands)

Retail Space	$32,530	26.26%	$775	63.42%
Warehouse Space	17,958	14.50	718	42.42
Office Space	9,286	7.50	489	72.43
Medical	8,285	6.69	753	73.18
Senior Housing	5,788	4.67	1,930	18.66
Oil and Gas	5,108	4.12	638	66.86
Manufacturing	3,302	2.67	330	57.20
Other	41,628	33.59	534	56.49
Total Owner Occupied CRE	$123,885	100.00%	$632	57.26%
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
The table below sets forth, as of June 30, 2026, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Changes presented in the table below are within the policy limits approved by the Board of Directors.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in Thousands)

+400	$220,980	$(55,963)	(20.2)%	14.95%	(210)	$59,656	$(131)	(0.2)%
+300	237,246	(39,697)	(14.3)	15.66	(139)	59,900	113	0.2
+200	252,273	(24,670)	(8.9)	16.26	(79)	59,981	194	0.3
+100	265,587	(11,356)	(4.1)	16.73	(32)	59,936	149	0.2
Flat	276,943	—	—	17.05	—	59,787	—	—
(100)	285,729	8,786	3.2	17.22	17	59,448	(339)	(0.6)
(200)	290,774	13,831	5.0	17.17	12	58,945	(842)	(1.4)
(300)	292,654	15,711	5.7	16.95	(10)	59,033	(754)	(1.3)
(400)	285,516	8,573	3.1	16.20	(85)	59,817	30	0.1
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

Item 4. Controls And Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales Of Equity Securities, Use Of Proceeds And Issuer Purchases Of Equity Securities.
The Company made the following purchases of its common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 through 30, 2026	—	$—	—	$2,500,000
May 1 through 31, 2026	—	—	—	2,500,000
June 1 through 30, 2026	773	33.95	773	1,250,000
Total	773	$33.95	773
(1) On September 4, 2025, the Company announced that the Board had approved a program to repurchase up to $5.0 million of the Company's then outstanding common stock based on the closing price on September 3, 2025. In connection with the program, the Company has purchased a total of 8,352 shares of the Company's common stock at an average price of $33.89 per share.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of SEC Regulation S-K).

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
101
The following materials for the quarter ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	August 7, 2026	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	August 7, 2026	/s/ Amanda L. Engles
Amanda L. Engles
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)