Form 10-Q
period 2026-09-30
CB Financial Services, Inc.
filed 2026-11-09
CIK 1605301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2026, the number of shares outstanding of the Registrant’s Common Stock was 5,095,773.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2026	December 31, 2025
(Dollars in Thousands, except per share and share data)

ASSETS
Cash and Due From Banks:
Interest-Earning	$19,031	$18,374
Noninterest-Earning	11,799	13,319
Total Cash and Due From Banks	30,830	31,693

Securities:
Available-for-Sale Debt Securities, at Fair Value	343,124	278,986
Equity Securities, at Fair Value	864	909
Total Securities	343,988	279,895
Loans, Net of Allowance for Credit Losses of $9,993 and $10,116 at September 30, 2026 and December 31, 2025, Respectively	1,151,889	1,152,144
Premises and Equipment, Net	19,676	19,646
Bank-Owned Life Insurance	25,290	24,812
Goodwill	9,732	9,732
Accrued Interest Receivable and Other Assets	46,558	29,771
TOTAL ASSETS	$1,627,963	$1,547,693

LIABILITIES
Deposits:
Noninterest-Bearing Demand Accounts	$292,444	$291,745
Interest-Bearing Demand Accounts	430,842	357,134
Money Market Accounts	236,843	209,166
Savings Accounts	167,235	169,307
Time Deposits	203,540	213,953
Brokered Deposits	10,000	98,500
Total Deposits	1,340,904	1,339,805

Short-Term Borrowings	79,000	—
Other Borrowings	34,789	34,758
Accrued Interest Payable and Other Liabilities	17,297	15,593
TOTAL LIABILITIES	1,471,990	1,390,156

STOCKHOLDERS' EQUITY
Common Stock, $0.4167 Par Value; 35,000,000 Shares Authorized, 5,879,451 Shares Issued and 5,084,720 Shares Outstanding at September 30, 2026, with 5,835,325 and 5,036,509 Shares Issued and Outstanding at December 31, 2025.	2,450	2,432
Capital Surplus	88,698	87,644
Retained Earnings	99,868	90,625
Treasury Stock, at Cost (794,731 and 798,816 Shares at September 30, 2026 and December 31, 2025, Respectively)	(19,733)	(19,752)
Accumulated Other Comprehensive Loss	(15,310)	(3,412)
TOTAL STOCKHOLDERS' EQUITY	155,973	157,537
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,627,963	$1,547,693
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$16,552	$15,973	$48,686	$45,993
Investment Securities:
Taxable	3,667	2,848	10,018	8,485
Tax-Exempt	465	146	1,333	146
Dividends	7	7	21	44
Other Interest and Dividend Income	902	367	2,094	1,279
TOTAL INTEREST AND DIVIDEND INCOME	21,593	19,341	62,152	55,947
INTEREST EXPENSE
Deposits	5,892	5,810	17,064	17,643
Short-Term Borrowings	339	68	598	199
Other Borrowings	364	364	1,085	1,156
TOTAL INTEREST EXPENSE	6,595	6,242	18,747	18,998
NET INTEREST AND DIVIDEND INCOME	14,998	13,099	43,405	36,949
(Recovery) Provision for Credit Losses - Loans	(399)	336	(14)	269
Provision (Recovery) for Credit Losses - Unfunded Commitments	330	(77)	204	(42)
NET INTEREST AND DIVIDEND INCOME AFTER NET (RECOVERY) PROVISION FOR CREDIT LOSSES	15,067	12,840	43,215	36,722
NONINTEREST INCOME
Service Fees	589	574	1,725	1,595
Commissions	81	64	232	195
Net Gain on Sale of Loans	27	50	83	99
Net Loss on Investment Securities	(35)	(11,752)	(45)	(11,821)
Net Gain on Purchased Tax Credits	10	4	31	11
Income from Bank-Owned Life Insurance	163	154	478	451
Other Income	186	229	453	512
TOTAL NONINTEREST INCOME (LOSS)	1,021	(10,677)	2,957	(8,958)
NONINTEREST EXPENSE
Salaries and Employee Benefits	5,851	5,247	17,967	16,371
Occupancy	617	574	1,888	1,939
Equipment	369	367	1,082	1,070
Data Processing	1,053	708	3,135	2,266
Federal Deposit Insurance Corporation Assessment	188	173	537	552
Pennsylvania Shares Tax	330	306	884	706
Contracted Services	498	371	1,339	1,063
Legal and Professional Fees	260	411	679	789
Advertising	169	132	427	374
Other Real Estate Owned	—	8	—	9
Other Expense	929	886	2,728	2,592
TOTAL NONINTEREST EXPENSE	10,264	9,183	30,666	27,731
Income Before Income Tax Expense (Benefit)	5,824	(7,020)	15,506	33
Income Tax Expense (Benefit)	497	(1,324)	2,009	(131)
Net Income (Loss)	$5,327	$(5,696)	$13,497	$164
EARNINGS (LOSS) PER SHARE
Basic	$1.05	$(1.14)	$2.66	$0.03
Diluted	0.99	(1.07)	2.53	0.03
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,082,908	4,985,188	5,070,097	5,044,012
Diluted	5,358,067	5,319,594	5,345,256	5,357,173
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in Thousands)

Net Income (Loss)	$5,327	$(5,696)	$13,497	$164

Other Comprehensive (Loss) Income:
Change in Unrealized (Loss) Gain on Available-for-Sale Debt Securities	(13,216)	1,341	(15,118)	5,052
Income Tax Effect	2,815	(285)	3,220	(1,077)

Reclassification Adjustment for Loss on Sale of Securities Included in Net Income (1)	—	11,757	—	11,757
Income Tax Effect (2)	—	(2,505)	—	(2,505)
Other Comprehensive (Loss) Income, Net of Income Tax Effect	(10,401)	10,308	(11,898)	13,227
Total Comprehensive (Loss) Income	$(5,074)	$4,612	$1,599	$13,391
(1) Reported in Net Loss on Investment Securities on the Consolidated Statements of Income.
(2) Reported in Income Tax Expense (Benefit) on the Consolidated Statements of Income.
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended September 30, 2026	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in Thousands, except share and per share data)

June 30, 2026	5,877,305	$2,449	$88,385	$95,963	$(19,791)	$(4,909)	$162,097
Comprehensive Loss:
Net Income	—	—	—	5,327	—	—	5,327
Other Comprehensive Loss	—	—	—	—	—	(10,401)	(10,401)
Stock-Based Compensation Expense	—	—	265	—	—	—	265
Exercise of Stock Options	2,146	1	48	—	67	—	116
Treasury stock purchased, at cost (244 shares)	—	—	—	—	(9)	—	(9)
Dividends Paid ($0.28 Per Share)	—	—	—	(1,422)	—	—	(1,422)
September 30, 2026	5,879,451	$2,450	$88,698	$99,868	$(19,733)	$(15,310)	$155,973

Three Months Ended September 30, 2025	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in Thousands, except share and per share data)

June 30, 2025	5,832,117	$2,430	$87,190	$94,178	$(21,120)	$(14,316)	$148,362
Comprehensive Income:
Net Loss	—	—	—	(5,696)	—	—	(5,696)
Other Comprehensive Income	—	—	—	—	—	10,308	10,308
Stock-Based Compensation Expense	—	—	195	—	—	—	195
Exercise of Stock Options	1,416	1	30	—	566	—	597
Treasury Stock Purchased, at cost (249 shares)	—	—	—	—	(7)	—	(7)
Dividends Paid ($0.26 Per Share)	—	—	—	(1,294)	—	—	(1,294)
September 30, 2025	5,833,533	$2,431	$87,415	$87,188	$(20,561)	$(4,008)	$152,465
The accompanying notes are an integral part of these consolidated financial statements

Nine Months Ended September 30, 2026	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2025	5,835,325	$2,432	$87,644	$90,625	$(19,752)	$(3,412)	$157,537
Comprehensive Income:
Net Income	—	—	—	13,497	—	—	13,497
Other Comprehensive Loss	—	—	—	—	—	(11,898)	(11,898)
Restricted Stock Awards Granted	30,425	12	(12)	—	—	—	—
Stock-Based Compensation Expense	—	—	739	—	—	—	739
Exercise of Stock Options	13,701	6	314	—	347	—	667
Treasury stock purchased, at cost (9,570 shares)	—	—	13	—	(328)	—	(315)
Dividends Paid ($0.84 Per Share)	—	—	—	(4,254)	—	—	(4,254)
September 30, 2026	5,879,451	$2,450	$88,698	$99,868	$(19,733)	$(15,310)	$155,973

Nine Months Ended September 30, 2025	Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except share and per share data)

December 31, 2024	5,787,744	$2,412	$86,373	$90,856	$(15,028)	$(17,235)	$147,378
Comprehensive Income:
Net Income	—	—	—	164	—	—	164
Other Comprehensive Income	—	—	—	—	—	13,227	13,227
Restricted Stock Awards Forfeited	(200)	—	2	—	(2)	—	—
Restricted Stock Awards Granted	25,235	10	(10)	—	—	—	—
Stock-Based Compensation Expense	—	—	610	—	—	—	610
Exercise of Stock Options	20,754	9	487	—	1,248	—	1,744
Treasury Stock Purchased, at cost (235,065 shares)	—	—	(47)	—	(6,779)	—	(6,826)
Dividends Paid ($0.76 Per Share)	—	—	—	(3,832)	—	—	(3,832)
September 30, 2025	5,833,533	$2,431	$87,415	$87,188	$(20,561)	$(4,008)	$152,465
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2026	2025
(Dollars in Thousands)
OPERATING ACTIVITIES
Net Income	$13,497	$164
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Net Accretion on Securities	(1,063)	(165)
Depreciation and Amortization	1,717	1,349
(Recovery) Provision for Credit Losses - Loans	(14)	269
Provision (Recovery) for Credit Losses - Unfunded Commitments	204	(42)
Net Loss on Sale of Debt Securities	—	11,757
Net Loss on Sale of Equity Securities	—	13
Net Unrealized Loss Recognized on Equity Securities	45	51
Gain on Purchased Tax Credits	(31)	(11)
Income from Bank-Owned Life Insurance	(478)	(451)
Proceeds From Mortgage Loans Sold	2,513	5,229
Originations of Mortgage Loans for Sale	(2,430)	(4,740)
Net Gain on Sale of Loans	(83)	(99)
Noncash Expense for Stock-Based Compensation	739	610
Increase in Accrued Interest Receivable	(61)	(753)
(Benefit) Provision in Deferred Income Tax	(3,205)	3,508
Decrease in Taxes Payable	(7,124)	(448)
Decrease in Accrued Interest Payable	(320)	(527)
Other, Net	4,823	(2,934)
Net Cash Provided by Operating Activities	8,729	12,780
INVESTING ACTIVITIES
Investment Securities Available for Sale:
Proceeds From Principal Repayments and Maturities	56,537	28,583
Purchases of Securities	(134,730)	(149,336)
Proceeds from Sale of Securities	—	117,833
Proceeds from Sale of Equity Securities	—	1,680
Net Decrease (Increase) in Loans	269	(46,443)
Purchase of Premises and Equipment	(1,322)	(462)
Investment in Low Income Housing Tax Credit	(2,293)	(354)
Investment in Historical Tax Credit	(217)	—
Purchase of Restricted Equity Securities	(12,581)	(4,880)
Redemption of Restricted Equity Securities	8,548	4,928
Net Cash Used in Investing Activities	(85,789)	(48,451)
FINANCING ACTIVITIES
Net Increase in Deposits	1,099	50,903
Net Increase in Short-Term Borrowings	79,000	—
Principal Payments on Other Borrowed Funds	—	(20,000)
Proceeds From Other Borrowed Funds	—	20,000
Cash Dividends Paid	(4,254)	(3,832)
Treasury Stock, Purchases at Cost	(315)	(6,826)
Exercise of Stock Options	667	1,744
Net Cash Provided by Financing Activities	76,197	41,989
(Decrease) Increase in Cash and Due from Banks	(863)	6,318
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	31,693	49,572
CASH AND DUE FROM BANKS AT END OF PERIOD	$30,830	$55,890
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2026	2025
(Dollars in Thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest on Deposits and Borrowings (Including Interest Credited to Deposits of $17,559 and $18,307, Respectively)	$19,066	$19,525
Income Taxes	1,526	1,173
SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer of Loans from Loans Held for Sale to Portfolio	—	403
Other Real Estate Acquired in Settlement of Loans	—	158
Securities Purchased Not Settled	—	4,013
Syndicated Loans Purchased and Sold Not Settled, net	—	4,000
Right of Use Asset Recognized	981	—
Unfunded Commitment in Low Income Housing Tax Credit	4,245	4,641
Unfunded Commitment in Historical Tax Credits	555	—
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
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities which generate revenue and incur expense, and the operating results of which are reviewed by management. The Company has evaluated the provisions of ASC Topic 280, Segment Reporting, and determined that at September 30, 2026 and December 31, 2025, the Company had one reportable segment, community banking services.
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
Accrued Interest Receivable
The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available-for-sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $4.4 million at September 30, 2026 and $4.4 million at December 31, 2025 and is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale securities, also a component of accrued interest receivable and other assets on the Consolidated Statement of Financial Condition, totaled $2.1 million at September 30, 2026 and $2.0 million at December 31, 2025 and is excluded from the estimate of credit losses.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments — Credit Losses (Topic 326): Purchased Loans. The update expands the population of acquired financial assets subject to the gross-up approach in Topic 326 to include acquired seasoned loans without credit deterioration (excluding credit cards). This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods with early adoption permitted. The amendments in this update are to be applied prospectively to loans that are acquired on or after the initial application date. The Company adopted this update January 1, 2026 and will implement the guidance upon the occurrence of a future acquisition transaction.
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
The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in Thousands, except share and per share data)

Net Income (Loss)	$5,327	$(5,696)	$13,497	$164

Weighted-Average Basic Common Shares Outstanding	5,082,908	4,985,188	5,070,097	5,044,012
Dilutive Effect of Common Stock Equivalents (Stock Options and Restricted Stock)	275,159	334,406	275,159	313,161
Weighted-Average Diluted Common Shares and Common Stock Equivalents Outstanding	5,358,067	5,319,594	5,345,256	5,357,173

Earnings (Loss) Per Share:
Basic	$1.05	$(1.14)	$2.66	$0.03
Diluted	0.99	(1.07)	2.53	0.03
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock Options	—	—	—	21,245
Restricted Stock	—	—	—	—

Note 3. Securities
The following tables present the amortized cost and fair value of securities available-for-sale at the dates indicated:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
U.S. Government Agencies	$2,000	$—	$(185)	$1,815
Obligations of States and Political Subdivisions	39,632	—	(1,807)	37,825
Mortgage-Backed Securities - Government-Sponsored Enterprises	106,867	—	(4,710)	102,157
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	120,226	—	(10,614)	109,612
Collateralized Mortgage Obligations - Non-Agency	11,549	—	(381)	11,168
Collateralized Loan Obligations	59,165	4	(208)	58,961
Corporate Debt	23,139	96	(1,649)	21,586
Total Available-for-Sale Debt Securities	$362,578	$100	$(19,554)	$343,124

Equity Securities:
Mutual Funds				864
Total Equity Securities				864
Total Securities				$343,988

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Available-for-Sale Debt Securities:
Obligations of States and Political Subdivisions	$35,227	$997	$—	$36,224
Mortgage-Backed Securities - Government-Sponsored Enterprises	40,577	512	—	41,089
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	72,266	576	(5,267)	67,575
Collateralized Mortgage Obligations - Non-Agency	10,671	1	(125)	10,547
Collateralized Loan Obligations	101,409	14	(205)	101,218
Corporate Debt	23,172	137	(976)	22,333
Total Available-for-Sale Debt Securities	$283,322	$2,237	$(6,573)	$278,986

Equity Securities:
Mutual Funds				909
Total Equity Securities				909
Total Securities				$279,895

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at the dates indicated:

	September 30, 2026
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

U.S. Government Agencies	1	$1,815	$(185)	—	$—	$—	1	$1,815	$(185)
Obligations of States and Political Subdivisions	16	37,825	(1,807)	—	—	—	16	37,825	(1,807)
Mortgage Backed Securities- Government-Sponsored Enterprises	28	102,148	(4,710)	1	9	—	29	102,157	(4,710)
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	28	93,328	(4,702)	7	16,284	(5,912)	35	109,612	(10,614)
Collateralized Mortgage Obligations - Non-Agency	1	2,231	(224)	3	7,960	(157)	4	10,191	(381)
Collateralized Loan Obligations	3	10,937	(34)	7	38,014	(174)	10	48,951	(208)
Corporate Debt	4	9,594	(1,545)	2	4,396	(104)	6	13,990	(1,649)
Total	81	$257,878	$(13,207)	20	$66,663	$(6,347)	101	$324,541	$(19,554)

	December 31, 2025
	Less than 12 months			12 Months or Greater			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

Mortgage Backed Securities- Government-Sponsored Enterprises	—	$—	$—	1	$47	$—	1	$47	$—
Collateralized Mortgage Obligations - Government-Sponsored Enterprises	3	13,357	(114)	7	18,782	(5,153)	10	32,139	(5,267)
Collateralized Mortgage Obligations - Non-Agency	3	9,206	(125)	—	—	—	3	9,206	(125)
Collateralized Loan Obligations	10	68,567	(194)	2	11,174	(11)	12	79,741	(205)
Corporate Debt	2	3,495	(5)	3	8,503	(971)	5	11,998	(976)
Total	18	$94,625	$(438)	13	$38,506	$(6,135)	31	$133,131	$(6,573)
For debt securities, the Company does not believe that any individual unrealized loss as of September 30, 2026 or December 31, 2025, represents a credit related impairment. The Company performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate a credit related impairment. The unrealized losses on securities at September 30, 2026 and December 31, 2025 relate principally to changes in market interest rates subsequent to the acquisition of the specific securities. The Company does not intend to sell, and it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost or maturity of the security.
Total securities available to be pledged have a fair value of $319.1 million at September 30, 2026 and $256.7 million at December 31, 2025 of which securities with a fair value of $182.6 million and $172.6 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure uninsured public deposits, borrowings or for other purposes as required or permitted by law.
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

	September 30, 2026
	Amortized Cost	Fair Value
(Dollars in Thousands)

Due in One Year or Less	$4,519	$4,414
Due after One Year through Five Years	11,664	11,399
Due after Five Years through Ten Years	96,079	92,956
Due after Ten Years	250,316	234,355
Total	$362,578	$343,124

The following table presents the gross realized gain and loss on sales of debt securities, as well as gain and loss on equity securities from both realized sales and unrealized market adjustments for the periods indicated. All gains and losses presented in the table below are reported in Net Loss on Investment Securities on the Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in thousands)

Debt Securities
Gross Realized Gain	$—	$423	$—	$423
Gross Realized Loss	—	(12,180)	—	(12,180)
Net Loss on Debt Securities	$—	$(11,757)	$—	$(11,757)

Equity Securities
Net Unrealized (Loss) Gain Recognized on Securities Held	$(35)	$5	$(45)	$(51)
Net Realized Loss Recognized on Securities Sold	—	—	—	(13)
Net (Loss) Gain on Equity Securities	$(35)	$5	$(45)	$(64)
Net Loss on Investment Securities	$(35)	$(11,752)	$(45)	$(11,821)
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

The following table presents the classifications of loans as of the dates indicated:

	September 30, 2026	December 31, 2025
(Dollars in Thousands)
Real Estate:
Residential	$323,465	$329,237
Commercial	598,955	552,180
Construction	52,299	45,419
Commercial and Industrial	135,544	161,081
Consumer	27,498	42,876
Other	24,121	31,467
Total Loans	1,161,882	1,162,260
Allowance for Credit Losses	(9,993)	(10,116)
Loans, Net	$1,151,889	$1,152,144
Included in total loans above are unamortized net deferred loan fees of $590,000 and $830,000 at September 30, 2026 and December 31, 2025, respectively.
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
The following tables present the Company’s loans by year of origination, loan segmentation, risk indicator summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard and gross charge-offs for the nine months ended September 30, 2026 and year ended December 31, 2025. The Company did not have any loans classified as Doubtful or Loss as of the dates indicated.

	Classified Loans by Origination Year (as of September 30, 2026)
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
(Dollars in Thousands)
Real Estate:
Residential
Pass	$23,809	$15,726	$14,162	$27,095	$40,317	$175,015	$22,360	$318,484
Special Mention	—	354	—	—	1,506	—	—	1,860
Substandard	—	427	—	2,129	71	494	—	3,121
Total	23,809	16,507	14,162	29,224	41,894	175,509	22,360	323,465
Commercial
Pass	77,716	98,114	59,506	49,837	72,844	210,243	11,494	579,754
Special Mention	—	615	5,454	—	—	12,020	—	18,089
Substandard	—	200	—	460	—	452	—	1,112
Total	77,716	98,929	64,960	50,297	72,844	222,715	11,494	598,955
Construction
Pass	7,244	16,295	12,894	8,000	431	7,020	—	51,884
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	415	—	—	—	415
Total	7,244	16,295	12,894	8,415	431	7,020	—	52,299
Commercial and Industrial
Pass	24,503	33,739	19,997	14,200	4,622	11,721	25,072	133,854
Special Mention	—	—	—	—	—	27	—	27
Substandard	—	1,549	113	—	—	1	—	1,663
Total	24,503	35,288	20,110	14,200	4,622	11,749	25,072	135,544
Consumer
Pass	504	489	243	3,471	9,230	4,455	9,033	27,425
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	15	58	—	73
Total	504	489	243	3,471	9,245	4,513	9,033	27,498
Other
Pass	57	89	74	3,625	17,078	2,080	1,118	24,121
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	57	89	74	3,625	17,078	2,080	1,118	24,121
Total Loans	$133,833	$167,597	$112,443	$109,232	$146,114	$423,586	$69,077	$1,161,882
Real Estate:
Residential	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Total Real Estate	—	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—	—
Consumer	—	3	9	22	80	98	67	279
Other	—	—	—	—	—	—	—	—
Total Gross Charge Offs	$—	$3	$9	$22	$80	$98	$67	$279

	Classified Loans by Origination Year (as of December 31, 2025)
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
(Dollars in Thousands)
Real Estate:
Residential
Pass	$18,321	$15,378	$29,290	$43,086	$38,637	$156,386	$23,082	$324,180
Special Mention	785	—	—	1,541	—	—	—	2,326
Substandard	—	—	2,139	—	—	592	—	2,731
Total	19,106	15,378	31,429	44,627	38,637	156,978	23,082	329,237
Commercial
Pass	98,535	69,669	55,379	69,488	74,487	164,948	2,126	534,632
Special Mention	824	5,513	519	—	7,466	1,169	—	15,491
Substandard	—	1,962	—	—	—	95	—	2,057
Total	99,359	77,144	55,898	69,488	81,953	166,212	2,126	552,180
Construction
Pass	11,170	12,220	6,807	7,446	—	7,022	—	44,665
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	754	—	—	—	—	754
Total	11,170	12,220	7,561	7,446	—	7,022	—	45,419
Commercial and Industrial
Pass	40,139	22,131	20,315	6,442	2,670	10,182	56,820	158,699
Special Mention	1,780	139	—	—	—	163	300	2,382
Substandard	—	—	—	—	—	—	—	—
Total	41,919	22,270	20,315	6,442	2,670	10,345	57,120	161,081
Consumer
Pass	688	411	5,635	17,322	7,047	3,229	8,437	42,769
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	25	82	—	107
Total	688	411	5,635	17,322	7,072	3,311	8,437	42,876
Other
Pass	103	120	3,837	21,837	—	4,452	1,118	31,467
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	103	120	3,837	21,837	—	4,452	1,118	31,467
Total Loans	$172,345	$127,543	$124,675	$167,162	$130,332	$348,320	$91,883	$1,162,260
Real Estate:
Residential	$25	$—	$—	$—	$—	$—	$—	$25
Commercial	—	—	—	19	—	—	—	19
Construction	—	—	—	—	—	—	—	—
Total Real Estate	25	—	—	19	—	—	—	44
Commercial and Industrial	218	—	—	—	—	5	—	223
Consumer	—	4	19	95	23	97	64	302
Other	—	—	—	—	—	—	—	—
Total Gross Charge Offs	$243	$4	$19	$114	$23	$102	$64	$569

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of the dates indicated:

	September 30, 2026
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$317,723	$2,591	$529	$—	$3,120	$2,622	$323,465
Commercial	598,629	—	231	—	231	95	598,955
Construction	51,884	—	—	—	—	415	52,299
Commercial and Industrial	135,534	10	—	—	10	—	135,544
Consumer	27,132	277	16	—	293	73	27,498
Other	24,121	—	—	—	—	—	24,121
Total Loans	$1,155,023	$2,878	$776	$—	$3,654	$3,205	$1,161,882

	December 31, 2025
	Loans Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Non- Accrual	Total Loans
(Dollars in Thousands)

Real Estate:
Residential	$322,628	$3,434	$444	$—	$3,878	$2,731	$329,237
Commercial	549,990	—	133	—	133	2,057	552,180
Construction	45,004	—	—	—	—	415	45,419
Commercial and Industrial	161,081	—	—	—	—	—	161,081
Consumer	42,142	539	88	—	627	107	42,876
Other	31,467	—	—	—	—	—	31,467
Total Loans	$1,152,312	$3,973	$665	$—	$4,638	$5,310	$1,162,260
Additional interest income that would have been recorded if the loans that were on nonaccrual status at September 30, 2026 were current was $21,000 and $73,000 for the three and nine months ended September 30, 2026, respectively, and $20,000 and $101,000 for the three and nine months ended September 30, 2025, respectively.
The following table sets forth the amounts for amortized cost basis of loans on nonaccrual status, loans past due 90 days still accruing, and categories of nonperforming assets at the dates indicated.

	September 30, 2026
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$2,523	$99	$—	$2,622
Commercial	95	—	—	95
Construction	261	154	—	415
Consumer	73	—	—	73
Total Nonaccrual Loans	$2,952	$253	$—	3,205

Other Real Estate Owned				—

Total Nonperforming Assets				$3,205

	December 31, 2025
	Nonaccrual With No ACL	Nonaccrual With ACL	Loans Past Due 90 Days Still Accruing	Total Nonperforming Assets
(Dollars in Thousands)

Nonaccrual Loans:
Real Estate:
Residential	$2,210	$521	$—	$2,731
Commercial	2,057	—	—	2,057
Construction	131	284	—	415
Consumer	107	—	—	107
Total Nonaccrual Loans	$4,505	$805	$—	5,310

Other Real Estate Owned				—

Total Nonperforming Assets				$5,310
No interest income on nonaccrual loans was recognized during the three and nine months ended September 30, 2026 and September 30, 2025.
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

Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Three Months Ended September 30, 2026
	Term Extension	Payment Delay	Interest Rate Reduction	Total	% of Portfolio Segment
(Dollars in Thousands)
Real Estate:
Commercial	$—	$200	$—	$200	0.03%
Total(1)	$—	$200	$—	$200	0.02%
(1) Excludes loans that were fully paid off or fully charged off by period end

	Nine Months Ended September 30, 2026
	Term Extension	Payment Delay	Interest Rate Reduction	Term Extension and Payment Delay	Total	% of Portfolio Segment
(Dollars in Thousands)
Real Estate:
Residential	$—	$—	$—	$427	$427	0.13%
Commercial	—	—	—	200	200	0.03%
Total(1)	$—	$—	$—	$627	$627	0.05%
(1) Excludes loans that were fully paid off or fully charged off by period end

	Three and Nine Months Ended September 30, 2025
	Term Extension	Payment Delay	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total	% of Portfolio Segment
(Dollars in Thousands)
Real Estate:
Residential	$—	$—	$—	$359	$359	0.11%
Construction	—	308	—	—	308	0.79%
Total(1)	$—	$308	$—	$359	$667	0.06%
(1) Excludes loans that were fully paid off or fully charged off by period end.

The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented.

	Three Months Ended September 30, 2026
	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction
Real Estate:
Commercial	0	12	—%

	Nine Months Ended September 30, 2026
	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction
Real Estate:
Residential	12	12	—%
Commercial	12	12	—%

	Three and Nine Months Ended September 30, 2025
	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction
Real Estate:
Residential	86	—	1.50%
Construction	—	6	—%
No modifications involved forgiveness of principal. There were no commitments to lend additional funds to borrowers experiencing difficulty whose terms have been restructured as of September 30, 2026, and $155,000 as of September 30, 2025.
The recorded investment of residential real estate loans for which formal foreclosure proceedings were in process according to applicable requirements of the local jurisdiction was $783,000 and $892,000 at September 30, 2026 and December 31, 2025, respectively.
The activity in the ACL - Loans is summarized below by primary segments for the periods indicated:

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

June 30, 2026	$2,576	$3,197	$1,946	$2,192	$345	$195	$10,451
Charge-offs	—	—	—	—	(80)	—	(80)
Recoveries	—	—	—	—	21	—	21
(Recovery) Provision for Credit Losses - Loans	(162)	579	(336)	(313)	(103)	(64)	(399)
September 30, 2026	$2,414	$3,776	$1,610	$1,879	$183	$131	$9,993

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in Thousands)

June 30, 2025	$2,545	$3,404	$892	$1,946	$705	$230	$9,722
Charge-offs	—	—	—	—	(42)	—	(42)
Recoveries	9	—	—	42	79	—	130
Provision (Recovery) for Credit Losses - Loans	173	85	145	58	(172)	47	336
September 30, 2025	$2,727	$3,489	$1,037	$2,046	$570	$277	$10,146

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2025	$2,526	$3,153	$1,205	$2,562	$450	$220	$10,116
Charge-offs	—	—	—	—	(279)	—	(279)
Recoveries	—	—	—	36	134	—	170
(Recovery) Provision for Credit Losses - Loans	(112)	623	405	(719)	(122)	(89)	(14)
September 30, 2026	$2,414	$3,776	$1,610	$1,879	$183	$131	$9,993

	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Commercial and Industrial	Consumer	Other	Total
(Dollars in thousands)

December 31, 2024	$2,926	$3,103	$1,264	$1,584	$687	$241	$9,805
Charge-offs	—	(19)	—	(5)	(225)	—	(249)
Recoveries	10	—	—	128	183	—	321
(Recovery) Provision for Credit Losses - Loans	(209)	405	(227)	339	(75)	36	269
September 30, 2025	$2,727	$3,489	$1,037	$2,046	$570	$277	$10,146
Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL - Loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. As of September 30, 2026, there were $1.8 million of loans that required specific valuation allowances of $306,000. This included residential real estate loans for $1.1 million with a valuation allowance of $99,000, a construction loan for $415,000 with a valuation allowance of $154,000, and commercial and industrial loans for $293,000 with a valuation allowance of $53,000. As of December 31, 2025, there were $970,000 of loans that required specific valuation allowances of $165,000. This included residential real estate loans for $556,000 with a valuation allowance of $35,000, and a construction real estate loan for $414,000 with a valuation allowance of $130,000.
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated.

	September 30, 2026
	Primary Type of Collateral
	Real Estate	Business Assets	Total
(Dollars in thousands)
Real Estate:
Residential	$2,761	$—	$2,761
Commercial	912	200	1,112
Construction	415	—	415
Commercial and Industrial	—	593	593
Total Loans	$4,088	$793	$4,881

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

Allowance for Credit Losses
(Dollars in Thousands)
Balance at June 30, 2026	$620
Provision for Credit Losses - Unfunded Commitments	330
Balance at September 30, 2026	$950

Allowance for Credit Losses
(Dollars in Thousands)
Balance at June 30, 2025	$726
Recovery for Credit Losses - Unfunded Commitments	(77)
Balance at September 30, 2025	$649

Allowance for Credit Losses
(Dollars in Thousands)
Balance at December 31, 2025	$746
Provision for Credit Losses - Unfunded Commitments	204
Balance at September 30, 2026	$950

Allowance for Credit Losses
(Dollars in Thousands)
Balance at December 31, 2024	$691
Recovery for Credit Losses - Unfunded Commitments	(42)
Balance at September 30, 2025	$649

Note 5. Derivatives and Hedging Activities
Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps
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
Risk Participation Agreements
The Company has six risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.
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

	September 30, 2026
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
(Dollars in Thousands)
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	$—	$—	$75,000	$30
Total Derivatives Designated as Hedging Instruments	—	—	75,000	30

Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans	21,638	394	21,638	394
Risk Participation Agreements	—	—	40,386	16
Total Derivatives Not Designated as Hedging Instruments	21,638	394	62,024	410
Total Derivatives	$21,638	$394	$137,024	$440

	December 31, 2025
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
(Dollars in Thousands)
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	$—	$—	$75,000	$704
Total Derivatives Designated as Hedging Instruments	—	—	75,000	704

Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans	10,920	103	10,920	103
Risk Participation Agreements	—	—	30,672	66
Total Derivatives Not Designated as Hedging Instruments	10,920	103	41,592	169
Total Derivatives	$10,920	$103	$116,592	$873
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
There were no transfers into or out of Level 3 during the nine months ended September 30, 2026 or year ended December 31, 2025.

The following table presents the financial assets measured at fair value on a recurring basis and reported on the Consolidated Statements of Financial Condition as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Hierarchy	September 30, 2026	December 31, 2025
(Dollars in Thousands)

ASSETS
Available-for-Sale Debt Securities
U.S. Government Agencies	Level 2	$1,815	$—
Obligations of States and Political Subdivisions	Level 2	37,825	36,224
Mortgage-Backed Securities - Government-Sponsored Enterprises	Level 2	102,157	41,089
Collateralized Mortgage Obligations - Government Sponsored Enterprises	Level 2	109,612	67,575
Collateralized Mortgage Obligations - Non-Agency	Level 2	11,168	10,547
Collateralized Loan Obligations	Level 2	58,961	101,218
Corporate Debt	Level 2	21,586	22,333
Total Available-for-Sale Debt Securities		343,124	278,986

Equity Securities
Mutual Funds	Level 1	864	909
Total Equity Securities		864	909
Total Securities		343,988	279,895
Derivative Financial Assets
Interest Rate Swaps - Commercial Loans	Level 2	394	103
Total Assets		$344,382	$279,998

LIABILITIES
Derivative Financial Liabilities
Interest Rate Swaps	Level 2	$30	$704
Interest Rate Swaps - Commercial Loans	Level 2	394	103
Risk Participation Agreements	Level 2	16	66
Total Liabilities		$440	$873
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

Financial Asset	Fair Value Hierarchy	September 30, 2026	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Collateral-Dependent Loans Individually Assessed	Level 3	$1,505	Appraisal of Collateral (1)	Appraisal Adjustments (2)	32%	to	86%	60.4%

Financial Asset	Fair Value Hierarchy	December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
(Dollars in Thousands)

Collateral-Dependent Loans Individually Assessed	Level 3	$805	Appraisal of Collateral (1)	Appraisal Adjustments (2)	31%	to	85%	69.9%
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

Collateral-dependent loans are evaluated and valued at the time the loan is identified as collateral-dependent, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loans and is classified as Level 3 in the fair value hierarchy. At September 30, 2026, the fair value of these loans consisted of loan balances of $1.8 million less specific valuation allowances of $306,000. At December 31, 2025, the fair value of these loans consisted of loan balances of $970,000 less specific valuation allowances of $165,000.
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
The following table presents the estimated fair values of the Company’s financial instruments at the dates indicated.

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and Due From Banks:
Interest-Earning	Level 1	$19,031	$19,031	$18,374	$18,374
Noninterest-Earning	Level 1	11,799	11,799	13,319	13,319
Securities	See Above	343,988	343,988	279,895	279,895
Loans, Net	Level 3	1,151,889	1,099,845	1,152,144	1,119,213
Restricted Stock	Level 2	7,019	7,019	2,985	2,985
Mortgage Servicing Rights	Level 3	393	790	415	700
Derivative Assets	Level 2	394	394	103	103
Accrued Interest Receivable	Level 2	6,435	6,435	6,374	6,374
Financial Liabilities:
Deposits	Level 2	1,340,904	1,345,556	1,339,805	1,339,286
Short-Term Borrowings	Level 2	79,000	79,000	—	—
Other Borrowed Funds
FHLB Borrowings	Level 2	20,000	19,949	20,000	20,109
Subordinated Debt	Level 2	14,789	15,055	14,758	14,452
Derivative Liabilities	Level 2	440	440	873	873
Accrued Interest Payable	Level 2	1,702	1,702	2,021	2,021
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
The following table presents the unused and available credit balances of financial instruments whose contracts represent credit risk at the dates indicated:

	September 30, 2026	December 31, 2025
(Dollars in Thousands)

Standby Letters of Credit	$100	$630
Performance Letters of Credit	1,657	1,974
Construction Loans	42,988	43,294
Personal Lines of Credit	6,229	9,659
Overdraft Protection Lines	3,875	4,067
Home Equity Lines of Credit	36,598	32,112
Commercial Lines of Credit	122,792	104,654
Total Commitments	$214,239	$196,390
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
Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized upon expiration of the letter. For secured letters of credit, the collateral is typically Company deposit instruments or customer business assets. The Company recorded no liability associated with standby letters of credit as of September 30, 2026 and December 31, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in Thousands)

Operating Lease Expense	$166	$127	$474	$367
Variable Lease Expense	12	12	35	36
Total Lease Expense	$178	$139	$509	$403

	September 30, 2026	December 31, 2025
(Dollars in Thousands)

Operating Leases:
ROU Assets	$3,103	$2,529
Weighted Average Lease Term in Years	9.85	10.42
Weighted Average Discount Rate	4.21%	4.25%

September 30, 2026
(Dollars in Thousands)

Maturity Analysis:
Due in One Year	$651
Due After One Year to Two Years	622
Due After Two Years to Three Years	422
Due After Three Years to Four Years	301
Due After Four to Five Years	303
Due After Five Years	1,737
Total	$4,036
Less: Present Value Discount	842
Lease Liabilities	$3,194
During the nine months ended September 30, 2026, the Bank entered into a lease agreement under which the Bank leased office space located in Canonsburg, Pennsylvania. The lease agreement is for an initial term of three years with specific renewal options. The lease agreement includes a 2.5% annual rent escalation during the initial term and renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $495,000.
Also during the nine months ended September 30, 2026, the Bank entered into a lease agreement under which the Bank leased office space located in Uniontown, Pennsylvania. The lease agreement is for an initial term of five years with specified renewal options. The lease agreement includes a fixed annual rent amount during the initial term and a 2.0% annual rent escalation during the renewal terms, if exercised. The Bank recorded an operating lease ROU asset and corresponding lease liability of $429,000.
Note 9. Segment and Related Information
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company's President and Chief Executive Officer functions as its CODM. At September 30, 2026 and December 31, 2025, the Company had one reportable segment, community banking services, upon which the CODM makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts all with similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.

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
Note 10. Stock Based Compensation
The following table presents stock option information for the period and at the dates indicated:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding Options at December 31, 2025	223,794	$24.13	6.1
Granted	—	—
Exercised	(27,356)	24.39
Forfeited	—	—
Outstanding Options at September 30, 2026	196,438	$24.10	5.5

Exercisable Options at September 30, 2026	117,879	$25.06	4.7

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Service Period in Years
Nonvested Options at September 30, 2026	78,559	$22.66	6.8

The following table presents restricted stock award information for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Price	Weighted Average Remaining Service Period in Years
Nonvested Restricted Stock at December 31, 2025	65,866	$25.83	3.1
Granted	30,425	36.83
Vested	(17,570)	25.39
Forfeited	—	—
Nonvested Restricted Stock at September 30, 2026	78,721	$30.18	2.9
The Company recognizes expense over a five-year vesting period for the restricted stock awards and stock options. Stock-based compensation expense related to restricted stock awards and stock options was $265,000 and $195,000 for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation was $739,000 and $610,000 for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026 and December 31, 2025, total unrecognized compensation expense was $261,000 and $397,000, respectively, related to stock options, and $1.8 million and $1.3 million, respectively, related to restricted stock awards.
Intrinsic value represents the amount by which the fair value of the underlying stock at September 30, 2026 and December 31, 2025 exceeds the exercise price of the stock options. The intrinsic value of stock options was $2.5 million and $2.4 million at September 30, 2026 and December 31, 2025, respectively.
At September 30, 2026 and December 31, 2025, there were 231,840 and 262,265 shares of common stock available and reserved under the 2024 Plan to be issued as restricted stock awards or units based on the terms of the Plan. At September 30, 2026, 55,660 shares have been granted under the 2024 Plan. The 2021 Plan shall remain in effect as long as any awards are outstanding, but as a result of the approval of the 2024 Plan, no more awards can be granted under the 2021 Plan.

Note 11. Variable Interest Entities
The Company has investment interests in the following non-consolidated entities that meet the definition of variable interest entities ("VIEs").
The Company's funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Company's maximum exposure to loss as a result of its involvement is limited to the carrying amounts of the investments, including the unfunded commitments. The investments in these partnerships are included in Accrued Interest Receivable and Other Assets and unfunded commitments are included in Accrued Interest Payable and Other Liabilities on the Consolidated Statements of Financial Condition. The Company currently expects to fund these commitments by the end of 2037.
The Company accounts for qualifying investments under the proportional amortization method. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
Low Income Housing Tax Credit Investments
The Company makes equity investments in an entity that sponsors affordable housing and other community development projects that qualify for the Low Income Housing Tax Credit ("LIHTC") program pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments are not only to assist the Bank in meeting its responsibilities under the Community Reinvestment Act, but also to provide an investment return, primarily through the realization of tax benefits. The LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships. The Company is therefore not the primary beneficiary of the LIHTC partnerships and accordingly, does not consolidate this VIE.
The following table presents the balances of the Company's LIHTC investments and related unfunded commitments:

	September 30, 2026	December 31, 2025
(Dollars in thousands)
Low Income Housing Tax Credit Investments	$8,500	$6,000
Less: Amortization	(456)	(190)
Net Low Income Housing Tax Credit Investments	$8,044	$5,810
Unfunded Commitments	$4,245	$4,038
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
The following table presents the balances of the Company's HTC investments and related unfunded commitments:

	September 30, 2026	December 31, 2025
(Dollars in thousands)
Historical Tax Credit Investments	$772	$—
Less: Amortization	(85)	—
Net Historical Tax Credit Investments	$687	$—
Unfunded Commitments	$555	$—

The following table presents other information related to the Company's tax credit investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(dollars in thousands)
Tax Credits and Other Tax Benefits Recognized:
LIHTC	$130	$37	$339	$112
HTC	21	—	62	—
Proportional Amortization Expense Included in Provision for Income Taxes:
LIHTC	$96	$30	$266	$91
HTC	29	—	85	—
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
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2026, compared to the consolidated financial condition as of December 31, 2025 and the consolidated results of operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025.
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
The following table reconciles net interest income, net interest spread and net interest margin on a FTE basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in Thousands)

Interest Income (GAAP)	$21,593	$19,341	$62,152	$55,947
Adjustment to FTE Basis	169	100	525	213
Interest Income (FTE) (Non-GAAP)	21,762	19,441	62,677	56,160
Interest Expense (GAAP)	6,595	6,242	18,747	18,998
Net Interest Income (FTE) (Non-GAAP)	$15,167	$13,199	$43,930	$37,162

Net Interest Rate Spread (GAAP)	3.22%	3.05%	3.22%	2.86%
Adjustment to FTE Basis	0.04	0.03	0.05	0.02
Net Interest Rate Spread (FTE) (Non-GAAP)	3.26%	3.08%	3.27%	2.88%

Net Interest Margin (GAAP)	3.75%	3.64%	3.76%	3.49%
Adjustment to FTE Basis	0.04	0.03	0.04	0.02
Net Interest Margin (FTE) (Non-GAAP)	3.79%	3.67%	3.80%	3.51%

Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of the Company's capital management strategies and as an additional, conservative measure of the Company’s total value.

	September 30, 2026	December 31, 2025
(Dollars in Thousands, except share and per share data)

Stockholders' Equity (GAAP)	$155,973	$157,537
Goodwill and Other Intangible Assets, Net	(9,732)	(9,732)
Tangible Common Equity or Tangible Book Value (Non-GAAP) (Numerator)	$146,241	$147,805

Common Shares Outstanding (Denominator)	5,084,720	5,036,509

Book Value per Common Share (GAAP)	$30.67	$31.28

Tangible Book Value per Common Share (Non-GAAP)	$28.76	$29.35
Consolidated Statements of Financial Condition Analysis
Assets
Total assets increased $80.3 million, or 5.2%, to $1.63 billion at September 30, 2026 compared to $1.55 billion at December 31, 2025.
Cash and Securities
•Cash and due from banks decreased $0.9 million, or 2.7%, to $30.8 million at September 30, 2026, compared to $31.7 million at December 31, 2025.
•Securities increased $64.1 million, or 22.9%, to $344.0 million at September 30, 2026, compared to $279.9 million at December 31, 2025. This was primarily due to $134.7 million of security purchases, partially offset by $56.5 million of maturities and repayments on amortizing securities and a $15.1 million increase in unrealized losses on the portfolio as a result of recent increases in market interest rates.
Loans, Allowance for Credit Losses (ACL) and Credit Quality
•Total loans remained stable at $1.16 billion for both September 30, 2026 and December 31, 2025, and included increases in commercial real estate and construction loans of $46.8 million and $6.9 million, respectively, partially offset by decreases in commercial and industrial, consumer, other and residential real estate loans of $25.5 million, $15.4 million, $7.3 million and $5.8 million, respectively. The decrease in commercial and industrial loans resulted from the payoff of a large line of credit due to the sale of the business while the decrease in consumer loans resulted from the continued reduction in indirect automobile loan production since the discontinuation of this product offering as of June 30, 2023. This portfolio is expected to continue to decline as resources are allocated and production efforts are focused on more profitable commercial products. Excluding the $15.5 million decrease in indirect automobile loans, total loans increased $15.1 million, or 1.3%. Loan production totaled $135.0 million while $107.5 million of loans were paid off since December 31, 2025.
•The allowance for credit losses (ACL) was $10.0 million at September 30, 2026 and $10.1 million at December 31, 2025. As a result, the ACL to total loans was 0.86% at September 30, 2026 and 0.87% at December 31, 2025. During the nine months ended September 30, 2026, the Company recorded a net provision for credit losses of $190,000 including a provision for credit losses on unfunded commitments of $204,000 and a recovery of provision for credit losses on loans of $14,000.
•Net charge-offs for the nine months ended September 30, 2026 were $109,000, or 0.01% of average loans on an annualized basis, compared to net recoveries for the nine months ended September 30, 2025 of $72,000, or 0.01% of average loans on an annualized basis.
•Nonperforming loans, which include nonaccrual loans and accruing loans past due 90 days or more, were $3.2 million at September 30, 2026 and $5.3 million at December 31, 2025. Nonperforming loans to total loans ratio was 0.28% at September 30, 2026 and 0.46% at December 31, 2025. The decrease in nonperforming loans was due to the full repayment of a $2.0 million commercial real estate loan which was placed on nonaccrual status in the fourth quarter of 2025.

Other
•Accrued interest and other assets increased $16.8 million or 56.4%, to $46.6 million at September 30, 2026, compared to $29.8 million at December 31, 2025 due to the purchase of a $7.7 million renewable energy tax credit, a $4.0 million increase in required FHLB stock as a result of increased borrowing activity, a $3.3 million investment in a low-income housing tax credit project and a $3.2 million increase in deferred income taxes.
Liabilities
Total liabilities increased $81.8 million, or 5.9%, to $1.47 billion at September 30, 2026 compared to $1.39 billion at December 31, 2025.
Deposits
•Excluding brokered funding, deposits increased $89.6 million, or 7.2%, to $1.33 billion as of September 30, 2026 compared to $1.24 billion at December 31, 2025. Interest-bearing demand and money market deposits increased $73.7 million and $27.7 million, respectively, while time and savings deposits decreased $10.4 million and $2.1 million, respectively. This growth has occurred as the Bank began onboarding Specialty Treasury clients during the first quarter of 2026. The Bank continues to focus on building core banking relationships while seeking opportunities to strategically reduce higher priced funding.
•Brokered deposits decreased $88.5 million, or 89.8%, to $10.0 million as of September 30, 2026 compared to $98.5 million at December 31, 2025, as the Bank elected to utilize lower cost FHLB borrowings instead.
•At September 30, 2026, FDIC insured deposits totaled approximately 54.7% of total deposits while an additional 19.5% of total deposits were collateralized with investment securities.
Borrowed Funds
•Short-term borrowings increased $79.0 million to $79.0 million as of September 30, 2026 as the Bank replaced maturing brokered deposits with lower cost FHLB borrowings.
Stockholders’ Equity
Stockholders’ equity decreased $1.6 million, or 1.0%, to $156.0 million at September 30, 2026, compared to $157.5 million at December 31, 2025, primarily due to a $11.9 million increase in accumulated other comprehensive loss resulting from recent market interest rate increases, the payment of $4.3 million in dividends and $315,000 of treasury shares purchased since December 31, 2025, partially offset by $13.5 million of net income for the current year and $667,000 of shares issued as a result of stock option exercises.
Book value per common share (GAAP) was $30.67 at September 30, 2026 compared to $31.28 at December 31, 2025, a decrease of $0.61. Tangible book value per common share (Non-GAAP) was $28.76 at September 30, 2026 compared to $29.35 at December 31, 2025, a decrease of $0.59.
Consolidated Results of Operations for the Three Months Ended September 30, 2026 and 2025
Net income was $5.3 million for the three months ended September 30, 2026, an increase of $11.0 million compared to a net loss of $5.7 million for the three months ended September 30, 2025.
Net Interest And Dividend Income
Net interest and dividend income increased $1.9 million, or 14.5%, to $15.0 million for the three months ended September 30, 2026 compared to $13.1 million for the three months ended September 30, 2025. Net interest margin (GAAP) increased 11 basis points (bps) to 3.75% for the three months ended September 30, 2026 compared to 3.64% for the three months ended September 30, 2025. Fully Tax Equivalent (FTE) net interest margin (Non-GAAP) increased 12 bps to 3.79% for the three months ended September 30, 2026 compared to 3.67% for the three months ended September 30, 2025.
Interest and Dividend Income
Interest and dividend income increased $2.3 million, or 11.6%, to $21.6 million for the three months ended September 30, 2026 compared to $19.3 million for the three months ended September 30, 2025.
•Interest income on loans increased $579,000, or 3.6%, to $16.6 million for the three months ended September 30, 2026 compared to $16.0 million for the three months ended September 30, 2025. The average balance of loans increased $37.8 million to $1.16 billion from $1.12 billion, causing a $535,000 increase in interest income on loans. Additionally, the average yield on loans increased 1 bp to 5.69% from 5.68% despite a 50 bp reduction in the federal funds target rate since September 2025. While this led to the downward repricing of variable and adjustable rate loans, the impact was mostly negated by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products. The increase in the average yield caused a $28,000 increase in interest income on loans.

•Interest income on investment securities increased $1.1 million, or 38.0%, to $4.1 million for the three months ended September 30, 2026 compared to $3.0 million for the three months ended September 30, 2025 driven by a 48 bp increase in the average yield, coupled with a $72.6 million increase in average balances. The increase in yield was primarily due to the third quarter 2025 implementation of a balance sheet repositioning strategy of the Bank’s portfolio of available-for-sale investment securities in which $129.6 million in book value of lower-yielding investment securities with an average yield of 2.87% were sold for an after-tax realized loss of $9.3 million. Investment securities sold included $121.1 million of mortgage-backed securities/collateralized mortgage obligations issued by the U.S. government-sponsored agencies, $5.0 million of U.S. government agency securities and $3.5 million of municipal securities. The Bank then purchased $117.8 million of higher-yielding mortgage-backed securities/collateralized mortgage obligations issued by U.S government-sponsored agencies, municipal securities, subordinated debt investments and non-agency guaranteed securitizations with an expected tax-equivalent yield of approximately 5.43%. The increase in the average balance resulted from current year purchases.
•Interest income on interest-earning deposits at other banks increased $505,000 to $798,000 for the three months ended September 30, 2026 compared to $293,000 for the three months ended September 30, 2025 driven by a $50.2 million increase in average balances and a 5 bp increase in the average yield. The increase in the volume was due to deposit growth.
Interest Expense
Interest expense increased $353,000, or 5.7%, to $6.6 million for the three months ended September 30, 2026 compared to $6.2 million for the three months ended September 30, 2025.
•Interest expense on deposits increased $82,000, or 1.4%, to $5.9 million for the three months ended September 30, 2026 compared to $5.8 million for the three months ended September 30, 2025. Average interest-bearing deposit balances increased $113.5 million, or 11.1%, to $1.13 billion as of September 30, 2026 compared to $1.02 billion as of September 30, 2025, primarily as the Bank grew core banking relationships and onboarded Specialty Treasury clients. The increase in average balances accounted for a $622,000 increase in interest expense. This was partially offset as the cost of interest-bearing deposits decreased 20 bps to 2.06% for the three months ended September 30, 2026 from 2.26% for the three months ended September 30, 2025 due to the Federal Reserve federal funds target rate decreases since September 2025. The decrease in the cost of interest-bearing deposits accounted for a $540,000 decrease in interest expense.
•Interest expense on borrowed funds increased $271,000, or 62.7%, to $703,000 for the three months ended September 30, 2026 compared to $432,000 for the three months ended September 30, 2025. Average balances increased $27.2 million as short-term borrowings were utilized to replace maturing brokered deposits.

Average Balances And Yields
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

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in Thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,157,873	$16,597	5.69%	$1,120,036	$16,034	5.68%
Debt Securities
Taxable	304,562	3,667	4.82	259,196	2,848	4.40
Exempt From Federal Tax	39,651	589	5.94	12,461	185	5.94
Equity Securities	1,000	7	2.80	1,000	7	2.80
Interest-Earning Deposits at Banks	79,880	798	4.00	29,682	293	3.95
Other Interest-Earning Assets	4,602	104	8.97	3,972	74	7.39
Total Interest-Earning Assets	1,587,568	21,762	5.44	1,426,347	19,441	5.41
Noninterest-Earning Assets	83,677			75,480
Total Assets	$1,671,245			$1,501,827
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$513,745	2,885	2.23%	$350,232	1,835	2.08%
Money Market Accounts	229,488	1,281	2.21	211,660	1,401	2.63
Savings Accounts	168,653	53	0.12	171,188	43	0.10
Time Deposits	208,197	1,538	2.93	201,651	1,587	3.12
Brokered Deposits	14,130	135	3.79	85,995	944	4.36
Total Interest-Bearing Deposits	1,134,213	5,892	2.06	1,020,726	5,810	2.26
Short-Term Borrowings	32,808	339	4.10	5,655	68	4.77
Other Borrowings	34,783	364	4.15	34,743	364	4.16
Total Interest-Bearing Liabilities	1,201,804	6,595	2.18	1,061,124	6,242	2.33
Noninterest-Bearing Demand Deposits	294,833			271,462
Total Funding and Cost of Funds	1,496,637		1.75	1,332,586		1.86
Other Liabilities	13,050			20,120
Total Liabilities	1,509,687			1,352,706
Stockholders' Equity	161,558			149,121
Total Liabilities and Stockholders' Equity	$1,671,245			$1,501,827
Net Interest Income (FTE) (Non-GAAP) (3)		$15,167			$13,199
Net Interest-Earning Assets (4)	$385,764			$365,223
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			3.26%			3.08%
Net Interest Margin (GAAP) (6)			3.75			3.64
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.79			3.67
Return on Average Assets (1)			1.26			(1.50)
Return on Average Equity (1)			13.08			(15.15)
Average Equity to Average Assets			9.67			9.93
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			132.10			134.42
(1)Annualized based on three months ended results.
(2)Net of the allowance for credit losses and includes nonaccrual loans with a zero yield and Loans Held for Sale if applicable.
(3)Refer to Explanation and Use of Non-GAAP Financial Measures in this filing for the calculation of the measure and reconciliation to the most comparable GAAP measure.
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

	Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in Thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$535	$28	$563
Debt Securities:
Taxable	530	289	819
Exempt From Federal Tax	404	—	404
Cash at Other Banks	501	4	505
Other Interest-Earning Assets	12	18	30
Total Interest-Earning Assets	1,982	339	2,321

Interest Expense:
Deposits	622	(540)	82
Short-Term Borrowings	282	(11)	271
Other Borrowings	1	(1)	—
Total Interest-Bearing Liabilities	905	(552)	353
Change in Net Interest and Dividend Income	$1,077	$891	$1,968
Provision For Credit Losses
A recovery of provision for credit losses of $69,000 was recorded for the three months ended September 30, 2026. The Company recorded a $399,000 recovery of provision for credit losses on loans primarily due to a decline in loan principal of $17.8 million and favorable changes in portfolio concentrations and improvement for individually assessed loans. This was partially offset as the provision for credit losses on unfunded commitments was $330,000 and was primarily due to a $10.8 million increase in unfunded commitments and an increase in the loss rate for construction and land development unfunded commitments. This compared to a provision for credit losses of $259,000 recorded for the three months ended September 30, 2025 as the provision for credit losses on loans was $336,000 and was primarily due to additional reserves required for overall loan growth, changes in qualitative factors and an addition to individually assessed loans requiring specific reserves, partially offset by favorable changes in portfolio concentrations and the calculated loss rate. This was partially offset by a $77,000 recovery for credit losses on unfunded commitments due to a decrease in unfunded commitments.
Noninterest Income
Noninterest income increased $11.7 million to $1.0 million for the three months ended September 30, 2026, compared to a loss of $10.7 million for the three months ended September 30, 2025 as a result of $11.8 million in losses on the sale of securities from a securities repositioning strategy executed during the three months ended September 30, 2025.
Noninterest Expense
Noninterest expense increased $1.1 million, or 11.8%, to $10.3 million for the three months ended September 30, 2026 compared to $9.2 million for the three months ended September 30, 2025. Salaries and benefits increased $604,000 primarily due to revenue producing treasury and commercial banking personnel additions, merit increases and higher benefit compensation costs. Data processing expense increased $345,000 due to the implementation of enhanced treasury and commercial banking platforms in late 2025 and early 2026. Contracted services increased $127,000 due to outsourced information security and treasury consulting services.

Income Taxes
Income tax expense was $497,000 for the three months ended September 30, 2026 compared to a $1.3 million tax benefit for the three months ended September 30, 2025. This change was driven by an increase in pre-tax income to $5.8 million for the three months ended September 30, 2026 compared to a $7.0 million loss for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 was 8.5%. The minimal effective tax rate resulted primarily from a $462,000 federal income tax benefit related to the purchase during the third quarter of a $7.7 million 2025 renewable energy tax credit and an increase in low-income housing tax credits. This compared to an effective tax benefit rate of 18.9% for the three months ended September 30, 2025 due to the prior period loss on the sale of securities as part of the Company’s balance sheet repositioning strategy.
Results of Operations for the Nine Months Ended September 30, 2026 and 2025
Net income was $13.5 million for the nine months ended September 30, 2026, an increase of $13.3 million compared to $164,000 for the nine months ended September 30, 2025.
Net Interest And Dividend Income
Net interest and dividend income increased $6.5 million, or 17.5%, to $43.4 million for the nine months ended September 30, 2026 compared to $36.9 million for the nine months ended September 30, 2025. Net interest margin (GAAP) increased to 3.76% for the nine months ended September 30, 2026 compared to 3.49% for the nine months ended September 30, 2025. Net interest margin (FTE) (Non-GAAP) increased 29 bps to 3.80% for the nine months ended September 30, 2026 compared to 3.51% the nine months ended September 30, 2025.
Interest and Dividend Income
Interest and dividend income increased $6.2 million, or 11.1%, to $62.2 million for the nine months ended September 30, 2026 compared to $55.9 million for the nine months ended September 30, 2025.
•Interest income on loans increased $2.7 million, or 5.9%, to $48.7 million during the nine months ended September 30, 2026 compared to $46.0 million for the nine months ended September 30, 2025. The average balance of loans increased $56.3 million to $1.15 billion for the nine months ended September 30, 2026 compared to $1.10 billion for the nine months ended September 30, 2025 resulting in a $2.4 million increase in interest income on loans. Additionally, the average yield on loans increased 4 bps to 5.66% for the nine months ended September 30, 2026 compared to 5.62% for the nine months ended September 30, 2025 resulting in a $331,000 increase in interest income on loans. The increase in the loan yield is despite a 50bp reduction in the federal funds rate since September 2025. While this led to the downward repricing of variable and adjustable rate loans, the impact was partially negated by a reduction in lower yielding consumer loans due to the discontinuation of the indirect automobile loan product with the redeployment of those funds into higher yielding commercial loan products.
•Interest income on investment securities increased $2.7 million, or 31.5%, to $11.4 million during the nine months ended September 30, 2026 compared to $8.6 million for the nine months ended September 30, 2025 driven by a $40.4 million increase in average balances and a 74 bp increase in the average yield. The increase in yield was primarily due to the third quarter 2025 balance sheet repositioning strategy and resulted in a $1.3 million increase in interest income while the increase in the volume resulted from current year purchases and resulted in a $1.7 million increase in interest income.
•Interest income on interest-earning deposits at other banks increased $761,000, to $1.8 million for the nine months ended September 30, 2026 compared to $1.1 million for the nine months ended September 30, 2025 as average balances increased $30.7 million, partially offset as the average yield decreased 33 bps. The volume increased due to deposit growth while the average yield decrease resulted from reductions in the federal funds rate since September 2025.
Interest Expense
Interest expense decreased $251,000, or 1.3%, to $18.7 million for the nine months ended September 30, 2026 compared to $19.0 million for the nine months ended September 30, 2025.
•Interest expense on deposits decreased $579,000, or 3.3%, to $17.1 million for the nine months ended September 30, 2026 compared to $17.6 million for the nine months ended September 30, 2025. Declining market interest rates led to the repricing of interest-bearing demand, money market and time deposits and resulted in a 27 bp decrease in the average cost of interest-bearing deposits compared to the nine months ended September 30, 2025. This accounted for a $2.1 million decrease in interest expense. Partially offsetting this decrease, the average balance of interest-bearing deposits increased $97.1 million resulting in a $1.6 million increase in interest expense.

•Interest expense on borrowed funds increased $328,000, or 24.2%, to $1.7 million for the nine months ended September 30, 2026 compared to $1.4 million for the nine months ended September 30, 2025. The average balance of borrowed funds increased $14.1 million due to FHLB short-term advances utilized during the nine months ended September 30, 2026. The increase in the average balance accounted for a $434,000 increase in interest expense. Partially offsetting this increase, the average cost of borrowed funds decreased 36 bps primarily as $20.0 million of long-term borrowings matured in June 2025 and were replaced at then current market rates. The decrease in the cost accounted for a $106,000 decrease in interest expense.

Average Balances And Yields
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

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
(Dollars in thousands) (Unaudited)
Assets:
Interest-Earning Assets:
Loans, Net (2)	$1,154,395	$48,857	5.66%	$1,098,105	$46,167	5.62%
Debt Securities
Taxable	280,697	10,018	4.76	273,949	8,485	4.13
Tax Exempt	37,815	1,687	5.95	4,199	185	5.87
Equity Securities	1,000	21	2.80	1,552	44	3.78
Interest-Earning Deposits at Banks	66,734	1,844	3.68	36,044	1,083	4.01
Other Interest-Earning Assets	3,920	250	8.53	3,648	196	7.18
Total Interest-Earning Assets	1,544,561	62,677	5.43	1,417,497	56,160	5.30
Noninterest-Earning Assets	85,685			69,034
Total Assets	$1,630,246			$1,486,531
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
Interest-Bearing Demand Deposits	$446,498	6,855	2.05%	$334,380	5,039	2.01%
Savings Accounts	169,496	144	0.11	172,517	126	0.10
Money Market Accounts	219,985	3,585	2.18	226,760	4,874	2.87
Time Deposits	210,679	4,708	2.99	219,552	5,713	3.48
Brokered Deposits	61,505	1,772	3.85	57,872	1,891	4.37
Total Interest-Bearing Deposits	1,108,163	17,064	2.06	1,011,081	17,643	2.33
Short-Term Borrowings	19,680	598	4.06	5,607	199	4.75
Other Borrowings	34,774	1,085	4.17	34,733	1,156	4.45
Total Interest-Bearing Liabilities	1,162,617	18,747	2.16	1,051,421	18,998	2.42
Noninterest-Bearing Demand Deposits	293,454			269,259
Total Funding and Cost of Funds	1,456,071		1.72	1,320,680		1.92
Other Liabilities	13,739			17,812
Total Liabilities	1,469,810			1,338,492
Stockholders' Equity	160,436			148,039
Total Liabilities and Stockholders' Equity	$1,630,246			$1,486,531
Net Interest Income (FTE) (Non-GAAP) (3)		$43,930			$37,162
Net Interest-Earning Assets (4)	$381,944			$366,076
Net Interest Rate Spread (FTE) (Non-GAAP) (3)(5)			3.27%			2.88%
Net Interest Margin (GAAP) (6)			3.76			3.49
Net Interest Margin (FTE) (Non-GAAP) (3)(6)			3.80			3.51
Return on Average Assets (1)			1.11			0.01
Return on Average Equity (1)			11.25			0.15
Average Equity to Average Assets			9.84			9.96
Average Interest-Earning Assets to Average Interest-Bearing Liabilities			132.85			134.82
(1)Annualized based on nine months ended results.
(2)Net of the allowance for credit losses and includes nonaccrual loans with a zero yield and Loans Held for Sale if applicable.
(3)Refer to Explanation and Use of Non-GAAP Financial Measures in this filing for the calculation of the measure and reconciliation to the most comparable GAAP measure.
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

Rate / Volume Analysis
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

	Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands) (Unaudited)

Interest and Dividend Income:
Loans, net	$2,359	$331	$2,690
Debt Securities:
Taxable	211	1,322	1,533
Exempt From Federal Tax	1,499	3	1,502
Equity Securities	(14)	(9)	(23)
Cash at Other Banks	857	(96)	761
Other Interest-Earning Assets	15	39	54
Total Interest-Earning Assets	4,927	1,590	6,517

Interest Expense:
Deposits	1,570	(2,149)	(579)
Short-Term Borrowings	432	(33)	399
Other Borrowings	2	(73)	(71)
Total Interest-Bearing Liabilities	2,004	(2,255)	(251)
Change in Net Interest and Dividend Income	$2,923	$3,845	$6,768
Provision For Credit Losses
The provision for credit losses was $190,000 for the nine months ended September 30, 2026. The provision for credit losses for unfunded commitments was $204,000, partially offset by a recovery for credit losses for loans of $14,000. The provision for credit losses for unfunded commitments was primarily related to increases in the calculated loss rate for construction and land development loans and the balance of unfunded commitments. The recovery for credit losses for loans was due to changes in loan concentrations, mainly offset by loan originations, an increase in qualitative factors and individually analyzed loans that required specific provision. This compared to a provision for credit losses of $227,000 for the nine months ended September 30, 2025. The prior period provision for credit losses was comprised of a provision of $269,000 for loans partially offset by a recovery of $42,000 for unfunded commitments. The prior period provision for credit losses on loans was due to loan growth and increases in qualitative factors, partially offset by improvement of individually analyzed loans that required specific provision in prior periods and a decline in calculated loss rates. The prior period recovery for unfunded commitments was due to a decline in the unfunded commitment balance.
Noninterest Income
Noninterest income increased $11.9 million, or 133.0%, to $3.0 million for the nine months ended September 30, 2026, compared to a $9.0 million loss for the nine months ended September 30, 2025 as a result of $11.8 million in losses on the sale of securities from a securities repositioning strategy executed during the nine months ended September 30, 2025. Additionally, service fees increased $130,000 primarily related to corporate deposit and Individual Covered Health Reimbursement Arrangement accounts.

Noninterest Expense
Noninterest expense increased $2.9 million, or 10.6%, to $30.7 million for the nine months ended September 30, 2026 compared to $27.7 million for the nine months ended September 30, 2025. Salaries and benefits increased $1.6 million primarily due to revenue producing treasury and commercial banking personnel additions, merit increases and higher benefit compensation costs, partially offset due to $1.0 million of one-time non-recurring expense recognized for the nine months ended September 30, 2025 associated with the previously announced reduction in force. Additionally, data processing expense increased $869,000 due to the implementation of enhanced treasury and commercial banking platforms in late 2025 and early 2026, contracted services increased $276,000 due to costs associated with outsourced information technology services, treasury consulting and robotic process automation projects, and Pennsylvania shares tax expense increased $178,000 due to $242,000 of refunds received during the nine months ended September 30, 2025 as a result of amended prior year returns.
Income Taxes
Income tax expense increased $2.1 million to $2.0 million for the nine months ended September 30, 2026 compared to a $131,000 benefit for the nine months ended September 30, 2025. The change between the periods was primarily driven by an increase in pre-tax income to $15.5 million for the nine months ended September 30, 2026 compared to $33,000 for the nine months ended September 30, 2025. The current period increase in pre-tax income was due to the prior period recognition of the securities repositioning transaction. In addition, a $462,000 federal income tax benefit related to the purchase during the current year of a $7.7 million 2025 renewable energy tax credit.
Off-Balance Sheet Arrangements
Other than loan commitments and standby and performance letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 7 in the Notes to Consolidated Financial Statements of this report for a summary of commitments outstanding as of September 30, 2026 and December 31, 2025.
Liquidity and Capital Management
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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities. The Company believes that it had sufficient liquidity at September 30, 2026 to satisfy its short- and long-term liquidity needs.
The Company’s most liquid assets are cash and due from banks, which totaled $30.8 million at September 30, 2026. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Unpledged securities, which provide an additional source of liquidity, totaled $161.4 million at September 30, 2026. In addition, at September 30, 2026, the Company had the ability to borrow up to $546.3 million from the FHLB of Pittsburgh, of which $445.4 million was available. The Company also has the ability to borrow up to $68.8 million from the FRB through its Borrower-In-Custody line of credit agreement and the Company also maintains multiple line of credit arrangements with various unaffiliated banks totaling $55.0 million; currently these credit arrangements remain unused.
At September 30, 2026, $161.8 million, or 79.5% of total time deposits mature within one year. If these time deposits do not remain with the Company, the Company will be required to seek other sources of funds. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on these time deposits. The Company believes, however, based on past experience that a significant portion of its time deposits will remain with it, either as time deposits or as other deposit products. The Company has the ability to attract and retain deposits by adjusting the interest rates offered. At September 30, 2026, the Bank's current deposit portfolio is 54.7% insured by the FDIC, and with additional coverage of 19.5% from the Bank's investment securities; of the total deposits held at the Bank only 25.8% are uninsured.
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

CB Financial is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to its shareholders and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank’s ability to pay dividends to CB Financial is subject to regulatory limitations. At September 30, 2026, CB Financial (on an unconsolidated, stand-alone basis) had liquid assets of $4.9 million. The ability to pay future dividends or conduct stock repurchases may be limited under applicable banking regulations and regulatory policies due to expected losses for future periods and/or the inability to upstream funds from the Bank to the Company as a result of lower income or regulatory capital levels.
Capital Management
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
At September 30, 2026 and December 31, 2025, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.
The following table presents the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized as of the dates indicated.

	September 30, 2026		December 31, 2025
	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

Common Equity Tier 1 (to risk weighted assets)
Actual	$170,361	14.10%	$156,459	13.92%
For Capital Adequacy Purposes	54,375	4.50	50,583	4.50
To Be Well Capitalized	78,542	6.50	73,064	6.50

Tier 1 Capital (to risk weighted assets)
Actual	170,361	14.10	156,459	13.92
For Capital Adequacy Purposes	72,501	6.00	67,444	6.00
To Be Well Capitalized	96,668	8.00	89,925	8.00

Total Capital (to risk weighted assets)
Actual	181,304	15.00	167,321	14.89
For Capital Adequacy Purposes	96,668	8.00	89,925	8.00
To Be Well Capitalized	120,834	10.00	112,407	10.00

Tier 1 Leverage (to adjusted total assets)
Actual	170,361	10.20	156,459	10.15
For Capital Adequacy Purposes	66,817	4.00	61,674	4.00
To Be Well Capitalized	83,522	5.00	77,093	5.00
Loan Credit Exposure
Refer to the "Lending Activities" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a description of each loan portfolio segment.
At September 30, 2026, the Company's loans totaled $1.16 billion, representing a $378,000 decrease compared to $1.16 billion at December 31, 2025.

The table below provides the composition of the loan portfolio:

	September 30, 2026		December 31, 2025
(Dollars in Thousands)
Real Estate:
Residential	$323,465	27.8%	$329,237	28.3%
Commercial	598,955	51.5	552,180	47.5
Construction	52,299	4.5	45,419	3.9
Commercial and Industrial	135,544	11.7	161,081	13.9
Consumer	27,498	2.4	42,876	3.7
Other	24,121	2.1	31,467	2.7
Total Loans	$1,161,882	100.0%	$1,162,260	100.0%
The Company's loan portfolio is a mix of consumer and commercial credits. Overall credit exposure and portfolio compensation is managed via a credit concentration policy. The policy designates specific loan types, collateral types and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. Commercial lending by asset class, specific limits for Commercial Real Estate ("CRE") project types, loans secured by residential real estate, large dollar exposures and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. As of September 30, 2026, there were no identified concentrations that exceed the assigned exposure limits. Our concentration management policy is approved by the Company's Board of Directors and is used to ensure a high-quality, well diversified portfolio that is consistent with our overall objective of maintaining an acceptable level of risk.
The Company's CRE portfolio totaled $599.0 million at September 30, 2026, an increase of $46.8 million, or 8.5%, compared to December 31, 2025. CRE loans are concentrated in the Pittsburgh metropolitan area.
The tables below provides further detail of the composition of the CRE portfolio as of September 30, 2026:

	CRE Nonowner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
(Dollars in Thousands)
Multifamily	$112,372	23.68%	$1,102	58.97%
Retail Space	111,174	23.43	1,463	60.05
Warehouse Space	81,763	17.23	2,044	53.37
Office Space	63,799	13.45	1,302	59.34
Manufacturing	30,729	6.48	2,794	45.91
Medical	17,327	3.65	1,155	52.87
Hotels	15,116	3.19	2,159	61.45
Vacant Land	13,181	2.78	2,197	43.06
Oil and Gas	4,570	0.96	1,523	56.68
Other	24,434	5.15	977	57.72
Total Nonowner Occupied CRE	$474,465	100.00%	$1,421	56.79%
(1) Based on collateral value at the time of loan origination.

	CRE Owner Occupied Loans
	Outstanding Balance	Percent	Average Loan Size	Average LTV (1)
(Dollars in Thousands)
Retail Space	31,814	25.56	776	56.21
Warehouse Space	18,259	14.67	730	40.03
Office Space	9,106	7.31	479	71.75
Medical	8,914	7.16	637	62.25
Oil & Gas	5,052	4.06	631	66.57
Manufacturing	3,067	2.46	307	58.74
Vacant Land	2,356	1.89	157	45.78
Other	$45,922	36.89%	$696	53.79%
Total Owner Occupied CRE	$124,490	100.00%	$629	54.80%
(1) Based on collateral value at the time of loan origination.
Item 3. Quantitative and Qualitative Disclosure about Market Risk.
Management Of Interest Rate Risk
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

The table below sets forth, as of September 30, 2026, the estimated changes in EVE and net interest income at risk that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Changes presented in the table below are within the policy limits approved by the Board of Directors.

	EVE			EVE as a Percent of Portfolio Value of Assets		Net Interest Earnings at Risk
Change in Interest Rates in Basis Points	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Basis Point Change	Dollar Amount	Dollar Change	Percent Change
(Dollars in Thousands)

+400	$237,957	$(66,284)	(21.8)%	16.48%	(261)	$60,076	$(1,749)	(2.8)%
+300	256,195	(48,046)	(15.8)	17.29	(180)	60,735	(1,090)	(1.8)
+200	273,589	(30,652)	(10.1)	18.01	(108)	61,227	(598)	(1.0)
+100	289,637	(14,604)	(4.8)	18.61	(48)	61,572	(253)	(0.4)
Flat	304,241	—	—	19.09	—	61,825	—	—
(100)	316,784	12,543	4.1	19.42	33	61,955	130	0.2
(200)	325,975	21,734	7.1	19.55	46	61,709	(116)	(0.2)
(300)	332,034	27,793	9.1	19.50	41	61,772	(53)	(0.1)
(400)	331,882	27,641	9.1	19.09	—	61,287	(538)	(0.9)
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
Item 4. Controls and Procedures.
(a)Evaluation Of Disclosure Controls And Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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

(b)Changes In Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The Company made the following purchases of its common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)
July 1 through 31, 2026	—	$—	—	$1,250,000
August 1 through 31, 2026	—	—	—	1,250,000
September 1 through 30, 2026	—	—	—	4,717,000
Total	—	$—	—
(1) On September 4, 2025, the Company announced that it had approved a program to repurchase up to $5.0 million of its then outstanding common stock based on the closing price on September 3, 2025. In connection with the program, the Company has purchased a total of 8,352 shares of the Company's common stock at an average price of $33.89 per share.
(2) On September 16, 2026, the Company announced that it had approved to extend the repurchase program under its original terms through August 31, 2027.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on June 13, 2014 (File No. 333-196749))
3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 20, 2020)
10.1	Employment Agreement Between Community Bank and John H. Montgomery (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 25, 2026)
10.2	Employment Agreement Between Community Bank and Bruce A. Sharp (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 25, 2026)
10.3	Split Dollar Insurance Agreement Between Community Bank and John H. Montgomery (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 25, 2026)
31.1	Rule 13a-14(a) / 15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) / 15d-14(a) Certification (Chief Financial Officer)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials for the quarter ended September 30, 2026, formatted in XBRL (Extensible Business Reporting Language); the (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (Embedded within Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB FINANCIAL SERVICES, INC.
(Registrant)

Date:	November 9, 2026	/s/ John H. Montgomery
John H. Montgomery
President and Chief Executive Officer

Date:	November 9, 2026	/s/ Amanda L. Engles
Amanda L. Engles
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)